Form 10-Q
period 2015-06-30
Blueprint Medicines Corp
filed 2015-08-10
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 6, 2015: 27,112,120

Blueprint Medicines Corporation

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$193,587	$47,240
Restricted cash	119	119
Unbilled accounts receivable	1,923	—
Prepaid expenses and other current assets	5,814	915
Total current assets	201,443	48,274
Property and equipment, net	1,393	1,482
Other assets	36	99
Restricted cash	1,336	70
Total assets	$204,208	$49,925
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	1,611	814
Accrued expenses	4,038	3,810
Deferred rent	58	138
Restricted stock liability	291	298
Current portion of deferred revenue	5,323	—
Current portion of lease incentive obligation	578	—
Current portion of term loan payable	2,552	1,704
Total current liabilities	14,451	6,764
Deferred rent, net of current portion	101	—
Restricted stock liability, net of current portion	19	29
Warrant liability	—	365
Deferred revenue, net of current portion	10,495	—
Lease incentive obligation, net of current portion	3,659
Term loan payable, net of current portion	5,710	7,338
Other long term liabilities	184	—
Commitments
Series A convertible preferred stock, $0.001 par value: 0 and 40,150,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 0 and 40,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	39,958
Series B convertible preferred stock, $0.001 par value: 0 and 20,999,996 shares authorized at June 30,2015 and December 31, 2014, respectively; 0 and 20,916,663 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	24,985
Series C convertible preferred stock, $0.001 par value: 0 and 24,154,589 shares authorized at June 30, 2015 and December 31, 2014, respectively; 0 and 24,154,589 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	49,868
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 27,110,402 and 2,218,652 shares issued at June 30, 2015 and December 31, 2014, respectively, and 26,691,946 and 1,626,738 shares outstanding at June 30, 2015 and December 31, 2014, respectively	27	2
Additional paid-in capital	276,320	2,822
Accumulated deficit	(106,758)	(82,206)
Total stockholders’ equity (deficit)	169,589	(79,382)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$204,208	$49,925

Blueprint Medicines Corporation

Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Collaboration revenue	$2,687	$—	$3,339	$—
Operating expenses:
Research and development	11,243	6,762	20,476	12,143
General and administrative	3,840	1,437	6,610	3,008
Total operating expenses	15,083	8,199	27,086	15,151
Other income (expense):
Other income (expense), net	(405)	1	(441)	19
Interest expense	(179)	(89)	(364)	(182)
Total other income (expense)	(584)	(88)	(805)	(163)
Net loss	$(12,980)	$(8,287)	$(24,552)	$(15,314)
Convertible preferred stock dividends	(883)	(1,298)	(3,153)	(2,547)
Net loss applicable to common stockholders	$(13,863)	$(9,585)	$(27,705)	$(17,861)
Net loss per share applicable to common stockholders — basic and diluted	$(0.81)	$(6.99)	$(2.94)	$(13.44)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted	17,093	1,371	9,430	1,329

Blueprint Medicines Corporation

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net loss	$(24,552)	$(15,314)
Adjustments to reconcile net loss to net cash used in in operating activities:
Depreciation and amortization	411	273
Noncash interest expense	58	49
Change in fair value of warrant liability	445	(19)
Stock-based compensation	3,014	459
Changes in assets and liabilities:
Unbilled accounts receivable	(1,923)	—
Prepaid expenses and other current assets	(639)	(1,193)
Other assets	(31)	—
Accounts payable	781	(590)
Accrued expenses	456	1,148
Deferred revenue	15,818	—
Deferred rent	(3)	(67)
Net cash used in operating activities	(6,165)	(15,254)
Investing activities
Purchases of property and equipment	(307)	(112)
Restricted cash	(1,266)	—
Net cash used in investing activities	(1,573)	(112)
Financing activities
Proceeds from term loan	—	2,000
Principal payments on loan payable	(833)	(250)
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	24,986
Proceeds from IPO, net of commissions and underwriting discounts	156,815
Payment of offering costs	(1,965)	—
Proceeds from issuance of common stock, net of repurchases	68	(1)
Net cash provided by financing activities	154,085	26,735
Net increase in cash and cash equivalents	146,347	11,369
Cash and cash equivalents at beginning of period	47,240	1,987
Cash and cash equivalents at end of period	$193,587	$13,356
Supplemental cash flow information
Cash paid for interest	$236	$79
Conversion of convertible preferred stock into common stock	$114,808	$—
Reclassification of warrant liability to additional paid-in-capital	$810	$—
Public offering costs incurred but unpaid at period end	$28	$—
Property and equipment purchases incurred but unpaid at period end	$15	$—

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

The Company is devoting substantially all of its efforts to research and development, initial market development, and raising capital. The Company is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals; establishing safety and efficacy in clinical trials for its drug candidates; the need to develop commercially viable drug candidates; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its drugs. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, eliminate or out‑license certain of its research and development programs or future commercialization efforts.

On May 5, 2015, the Company completed the sale of 9,367,708 shares of its common stock (inclusive of 1,221,874 shares of common stock sold by the Company pursuant to the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering) in an initial public offering (IPO) at a price to the public of $18.00 per share, resulting in net proceeds of $154.8 million after deducting underwriting discounts and commissions and offering costs payable by the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2014 and notes thereto, included in the Company’s final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) on April 30, 2015 (the Prospectus).

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2015 and the results of its operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015, or for any future period.

In connection with preparing for its IPO, the Company effected a 1‑for‑5.5 reverse stock split of the Company’s common stock. The reverse stock split became effective on April 10, 2015. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid‑in capital. Upon the closing of the IPO, all of the Company’s outstanding convertible preferred stock automatically converted into 15,467,479 shares of common stock; and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 42,423 shares of common stock. Additionally, the Company is now authorized to issue 120,000,000 shares of common stock and 5,000,000 shares of preferred stock.  The significant increase in shares outstanding in the quarter ended June 30, 2015 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations over the next year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: stock‑based compensation expense, including estimating the fair value of the Company’s common stock; revenue recognition; the valuation of liability‑classified warrants; accrued expenses; and income taxes.

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

The Company’s revenue is currently generated through its collaboration agreement with Alexion Pharma Holding (Alexion). The terms of this agreement contains multiple elements, or deliverables, including an exclusive license granted by the Company to Alexion to research, develop, manufacture and commercialize the licensed products and the compounds in the field in the territory, as well as research and development activities to be performed by the Company on behalf of Alexion related to the licensed product candidates. In addition, the terms of this agreement include payments to the Company of one or more of the following: a nonrefundable, upfront payment; contingent milestone payments related to specified pre-clinical milestones, development milestones and sales-based commercial milestones; fees for research and development services rendered; and royalties on commercial sales of licensed product candidates, if any. To date, the Company has received the upfront payment, payment for the achievement of the first milestone under the agreement and payments for certain research and development services.  The Company has not received any other milestone payments under the agreement or earned royalty revenue as a result of product sales.  See Note 9 for additional information on this agreement.

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

The Company’s multiple-element revenue arrangements may include the following:

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

Cash Equivalents

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. These assets include an investment in a money market fund that invests in U.S. treasury obligations. Cash equivalents consist of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Money market fund	$193,587	$47,240

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

Financial instruments measured at fair value as of June 30, 2015, are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Money market funds, included in cash equivalents	$193,587	$193,587	$—	$—

Financial instruments measured at fair value as of December 31, 2014, are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Money market funds, included in cash equivalents	$47,240	$47,240	$—	$—
Preferred stock warrants	(365)	—	—	(365)

At June 30, 2015 and December 31, 2014, all of the Company’s cash equivalents were comprised of a money market account, the fair value of which is valued using Level 1 inputs. The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because the Company’s interest rate yield approximates current market rates. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

The fair value of the preferred stock warrant liability was determined based on Level 3 inputs and utilizing the Black-Scholes option pricing model (Note 6).    On May 5, 2015, upon completion of the Company’s IPO, the warrants to purchase preferred stock converted into warrants to purchase common stock and the Company reclassified the fair value of the warrants as of May 5, 2015 to additional paid-in capital. The following table presents activity in the preferred stock warrant liability during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance	$403	$101	$365	$119
Change in fair value	407	(1)	445	(19)
Reclassification of fair value to additional paid-in capital	(810)	—	(810)	—
Ending balance	$—	$100	$—	$100

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the Company’s IPO in May 2015, $2,009 of these costs were recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the IPO.  As of December 31, 2014, the Company recorded $91 of deferred offering costs, included in other assets in the accompanying balance sheet, in contemplation of its IPO.

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

3. Restricted Cash

At June 30, 2015 and December 31, 2014, $1.5 million and $0.2 million, respectively, of the Company’s cash is restricted by a bank. As of June 30, 2015, $0.1 million of the restricted cash is included in current assets as collateral for a stand‑by letter of credit issued by the Company to its landlord in connection with the lease of the Company’s corporate headquarters. On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015 and occupancy will commence in October 2015.  The lease ends on October 31, 2022. The lease agreement required the Company to pay a security deposit of $1.3 million, which is included in long-term assets on the Company’s balance sheet as of June 30, 2015. In addition, $0.1 million of restricted cash is included in long‑term assets related to the Company’s corporate credit card agreement as of June 30, 2015 and December 31, 2014.

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Employee compensation	$1,314	$623
External research and development	1,754	2,034
Severance	—	330
Consulting	243	216
Interest	37	150
Deferred offering costs	28	71
Other	662	386
	$4,038	$3,810

5. Term Loan

In May 2013, the Company entered into a loan and security agreement with Silicon Valley Bank (the 2013 Term Loan), which provided for up to $5.0 million in funding, to be made available in three tranches. Loan advances accrue interest at a fixed rate of 2% above the prime rate. In June 2013, the Company drew the first loan advance of $1.0 million under the 2013 Term Loan and was required to make interest‑only payments until April 1, 2014, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through March 2017. In September 2013, the Company drew the second loan advance of $2.0 million under the 2013 Term Loan and was required to make interest‑only payments until April 1, 2014, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through March 2017. In June 2014, the Company drew the remaining $2.0 million advance under the 2013 Term Loan and was required to make interest‑only payments until January 1, 2015, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through December 2017. In November 2014, the Company amended the 2013 Term Loan to allow the Company to borrow an additional $5.0 million (the 2014 Term Loan). The Company accounted for the amendment as a modification to the existing 2013 Term Loan. The Company immediately drew the additional $5.0 million under the 2014 Term Loan and is required to make interest‑only payments until December 1, 2015, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through November 2018. The Company is required to pay a fee of 4% of the total loan advances at the end of the term of each of the 2013 Term Loan and the 2014 Term Loan. The fee is being accreted to interest expense over the term of the 2013 Term Loan and the 2014 Term Loan. In the event of prepayment, the Company is obligated to pay 1% to 2% of the amount of the outstanding principal depending upon the timing of the prepayment.

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

Future minimum payments, which include principal and interest due under each of the 2013 Term Loan and the 2014 Term Loan, are $1.2 million, in the aggregate, for the remainder of 2015.

6. Warrants

In connection with the 2013 Term Loan (Note 5), the Company issued a warrant to Silicon Valley Bank to purchase 150,000 shares of Series A convertible preferred stock at an exercise price of $1.00 per share (the Series A Warrant). In connection with the 2014 Term Loan, the Company issued an additional warrant to Silicon Valley Bank to purchase 83,333 shares of Series B convertible preferred stock at an exercise price of $1.20 per share (the Series B Warrant). Both warrants were exercisable immediately and have a ten‑year life.

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

In accordance with ASC 480, the characteristics of these warrants and the rights and privileges of the underlying preferred stock resulted in the classification of these warrants as a liability and were re‑measured to the‑then current fair value at each balance sheet date. Re‑measurement gains or losses were recorded in other income (expense) in the statements of operations. Changes in the fair value of the warrants represented a recurring measurement that was classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs.

The Company used the following weighted‑average assumptions in its Black‑Scholes option pricing model:

	Series A Warrant		Series B Warrant
	December 31,		December 31,
	2014	Issuance	2014	Issuance
Fair value of underlying instrument	$1.69	$1.00	$1.97	$1.97
Expected volatility	89.98%	80.70%	87.38%	87.18%
Expected term (in years)	8.4	10.0	9.8	10.0
Risk-free interest rate	2.15%	2.58%	2.24%	2.36%
Expected dividend yield	—%	—%	—%	—%

   The Company recorded a debt discount upon issuance of the warrants, which is being accreted as interest expense over the remaining term of the loan. The Company recorded interest expense related to the Series A Warrant and the Series B Warrant of less than $0.1 million in each of the six months ended June 30, 2015 and 2014.

Upon completion of the IPO, the Series A Warrant became exercisable for 27,272 shares of the common stock at an exercise price of $5.50 per share, and the Series B Warrant became exercisable for 15,151 shares of the common stock at an exercise price of $6.60 per share.  On the date of the conversion of the warrants, the Company revalued the outstanding warrants using the Black-Scholes option pricing model with the following assumptions:

	Series A Warrant	Series B Warrant
	May 5,	May 5,
	2015	2015
Fair value of underlying instrument	$20.82	$20.82
Expected volatility	91.58%	87.75%
Expected term (in years)	8.1	9.5
Risk-free interest rate	2.06%	2.19%
Expected dividend yield	—%	—%

The fair value of the warrants at May 5, 2015 was $0.8 million. The Company recorded other expense of $0.4 million in the statement of operations during the six months ended June 30, 2015 equal to the change in fair value of the warrants from December 31, 2014 to May 5, 2015. The Company reclassified the fair value of the warrants at May 5, 2015, of $0.8 million, to additional paid-in capital.

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

7. Stock Awards

2015 Stock Option and Incentive Plan

On April 8, 2015, the 2015 Stock Option and Incentive Plan (the “Plan”) was adopted by the board of directors and approved by the stockholders and became effective upon the completion of the IPO. The Plan replaced the 2011 Stock Option Plan. Any options or awards outstanding under the Company’s 2011 Stock Option and Grant Plan remained outstanding and effective. The Plan provides the Company flexibility to use various equity‑based incentive and other awards as compensation tools to motivate its workforce. These tools include incentive stock options (ISO), nonstatutory stock options (NSO), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash‑based awards.  The Company initially reserved 1,460,084 shares of common stock for the issuance of awards under the Plan, which will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.  At June 30, 2015, there were 1,391,097 shares available for future grant under the Plan. ISOs may not be granted at less than fair value on the date of the grant. Furthermore, the exercise price of ISOs granted to an employee, who at the time of grant is a 10% shareholder, may not be less than 110% of the fair value on the date of grant.

Terms of restricted stock awards and stock option agreements, including vesting requirements, are determined by the board of directors or compensation committee of the board of directors, subject to the provisions of the applicable plan. Options and restricted stock awards granted by the Company generally vest ratably over four years, with a one‑year cliff for new employee awards, and are exercisable from the date of grant for a period of ten years. For options and restricted stock awards granted prior to the IPO, the exercise price equaled the estimated fair value of the common stock as determined by the board of directors on the date of grant. The dates of the Company’s contemporaneous valuations have not always coincided with the dates of the stock option grants. For financial reporting purposes, the Company performed common stock valuations with the assistance of a third‑party specialist, as of January 6, 2014, July 30, 2014, November 10, 2014, February 1, 2015 and March 1, 2015 to determine stock‑based compensation expense.  Upon the IPO, the fair value of the common stock on the grant date was based on the closing price of the stock on the date of grant.

A summary of the Company’s unvested restricted stock and related information follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2014	425,279	$0.46
Granted	—	—
Vested	(146,129)	0.31
Repurchased	(22,101)	0.47
Unvested at June 30, 2015	257,049	0.53

The Company has granted restricted stock to non‑employees which contain both performance‑based and service‑based vesting criteria. Stock‑based compensation expense associated with these performance‑based awards is recognized if the performance condition is considered probable of achievement using management’s best estimates. In the six months ended June 30, 2014 management concluded that the milestones associated with 90,909 shares of performance‑based restricted stock were probable of achievement, and the Company began to record stock‑based compensation expense using the accelerated attribution method, accordingly. The Company recorded $0.1 million of stock‑ based compensation expense for non‑employee performance‑based awards in the six months end June 30, 2014. In the three months ended December 31, 2014, management concluded that the milestones associated with an additional 90,909 shares of performance‑based restricted stock were probable of achievement, and the Company began to record stock‑based compensation expense using the accelerated attribution method accordingly.  The Company recorded $1.3 million of stock‑ based compensation expense for non‑employee performance‑based awards in the six months ended June 30, 2015 related to both milestone achievements.

A summary of the Company’s stock option activity and related information follows:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(3)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2014	1,501,912	$2.02	9.42	$7,704
Granted	652,573	10.75
Exercised	(41,435)	1.85
Canceled	(14,551)	2.71
Outstanding at June 30, 2015(1)	2,098,499	$4.74	9.16	$45,652
Exercisable at June 30, 2015	293,024	$2.61	8.82	$6,997
Vested and expected to vest at June 30, 2015(2)	1,994,592	$4.73	9.16	$43,400

(1)	Includes 162,426 unvested shares of common stock related to early exercises of stock options.
(2)	Represents the number of vested options as of June 30, 2015, plus the number of unvested options expected to vest as of June 30, 2015.
(3)	Intrinsic value represents the amount by which the fair market value as of June 30, 2015 of the underlying common stock exceeds the exercise price of the option.

The fair value of stock options is estimated on the grant date using the Black‑Scholes option‑pricing model based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Risk-free interest rate	1.53% - 1.92%	1.94%	1.42% - 1.92%	1.91%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	6	6	6	6
Expected stock price volatility	82.68%	91.36%	85.71%	91.36%

The weighted‑average grant date fair value of options granted in the six months ended June 30, 2015 and 2014 was $7.71 and $1.41, respectively. The total intrinsic value of options exercised in the six months ended June 30, 2015 was $0.4 million. There were no options exercised in the six months ended June 30, 2014.

Total stock‑based compensation expense recognized for all stock‑based compensation awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development	$897	$124	$1,289	$255
General and administrative	1,277	68	1,725	204
Total stock-based compensation expense	$2,174	$192	$3,014	$459

At June 30, 2015, there was $9.6 million of total unrecognized compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted‑average period of 2.77 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefit will be recorded when realized.

2015 Employee Stock Purchase Plan

On April 8, 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan. A total of 243,347 shares of common stock were initially authorized for issuance under this plan. The 2015 Employee Stock Purchase Plan became effective upon the completion of the IPO. As of June 30, 2015, the first offering under the 2015 Employee Stock Purchase Plan has not occurred.

8. Net Loss per Share Applicable to Common Stockholders

Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Net loss applicable to common stockholders is calculated by adjusting the net loss of the Company for cumulative preferred stock dividends. Diluted net loss per share applicable to common stockholders is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the dilutive net loss per share applicable to common stockholders calculation, convertible preferred stock, warrants, stock options, and unvested restricted stock are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti‑dilutive; therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented as a result of the Company’s net loss. The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti‑dilutive effect.

	June 30,
	2015	2014
Convertible preferred stock	—	11,075,750
Warrants	—	27,272
Stock options	2,098,499	553,973
Unvested restricted stock	257,049	632,546
Total	2,355,548	12,289,541

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 17,092,989 and 1,371,359 for the three months ended June 30, 2015 and 2014, respectively and 9,430,462 and 1,329,302 for the six months ended June 30, 2015 and 2014, respectively.

9. Collaboration Agreement

Alexion

In March 2015, the Company entered into a research, development and commercialization agreement with Alexion to research, develop and commercialize drug candidates for an undisclosed activated kinase target, which is the cause of a rare genetic disease. Under the terms of this agreement, the Company is responsible for research and pre‑clinical development activities related to drug candidates and Alexion is responsible for all clinical development, manufacturing and commercialization activities related to drug candidates.

Alexion is responsible for funding 100% of the Company’s research and development costs incurred under the research plan, including pass‑through costs and its employees’ time devoted to the research plan at a negotiated yearly rate per full‑time equivalent for its employees’ time and their associated overhead expenses. The Company received a $15.0 million non‑refundable upfront payment in March 2015 upon execution of the agreement and is eligible to receive over $250 million in payments upon the successful achievement of pre‑specified pre‑clinical, clinical, regulatory and commercial milestones as follows: (i) up to $6.0 million in pre‑clinical milestone payments for the first licensed product, (ii) up to $83.0 million and $61.5 million in development milestone payments for the first and second licensed products, respectively, and (iii) up to $51.0 million in commercial milestone payments for each of the first and second licensed products.  Alexion will pay the Company tiered royalties, ranging from mid‑single to low‑double digit percentages, on a country‑by‑country and licensed- product‑by‑licensed product basis, on worldwide net product sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of such licensed product in such country and ending on the later of (i) the expiration of the last‑to‑expire valid claim of specified patents covering such licensed product, (ii) the expiration of the applicable regulatory exclusivity period, and (iii) 10 or 15 years from specified commercial sales.  There are no refund provisions in the agreement.

Alexion has the right to terminate the Alexion agreement if the Company undergoes a change of control or becomes an affiliate of a biotechnology or pharmaceutical company, and may terminate the agreement at‑will upon 90 days prior written notice. The Company and Alexion have the right to terminate the agreement in the event of the other party’s uncured breach or insolvency, and in certain other circumstances agreed to by the parties

The Company determined that there were three deliverables under the agreement: (i) an exclusive license to research, develop, manufacture and commercialize the licensed products and the compounds in the field in the territory, (ii) conducting research and development activities under the research plan and (iii) participation on a joint steering committee (JSC) and joint project team (JPT).

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

The Company evaluated whether the milestones that may be received in connection with the agreement are substantive or non-substantive milestones.  The Company concluded that the first pre-clinical milestone in the agreement is non-substantive due to the certainty at the date the arrangement was entered into that the event will be achieved.  Once the milestone is achieved, the Company will recognize revenues from the related milestone payment over the period of performance.  In May 2015, the Company achieved the first pre-clinical milestone, which triggered a $1.75 million payment under the terms of the agreement.

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

During the six months ended June 30, 2015, the Company recognized revenue under the Alexion agreement of $3.3 million.

10. Related‑Party Transactions

The Company has received consulting and management services from one of its investors, Third Rock Ventures LLC (Third Rock Ventures). The Company paid Third Rock Ventures $0.2 million for these services during the six months ended June 30, 2014. The Company did not receive any consulting services from Third Rock Ventures during the three months ended June 30, 2015.

11. Commitments and Contingencies

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015 and occupancy will commence in October 2015.  The lease ends on October 31, 2022. The Company has an option to extend the lease for five additional years. The lease has a total committment of $17.8 million over the seven year term.  The Company has agreed to pay an initial annual base rent of approximately $2,312,000, which rises periodically until it reaches approximately $2,760,000.  The Company is recording rent expense on a straight-line basis through the end of the lease term.  The Company has recorded deferred rent on the condensed consolidated balance sheet at June 30, 2015, accordingly. The lease provides the Company with an allowance for leasehold improvements of $4.3 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is included in lease incentive obligations on the balance sheets. The lease agreement required the Company to pay a security deposit of $1.3 million, which is recorded in restricted cash on the Company’s balance sheet.

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

Overview

We are a biopharmaceutical company focused on improving the lives of patients with genomically defined diseases driven by abnormal kinase activation. Our approach is to systematically and reproducibly identify kinases that are drivers of genomically defined diseases and to craft drug candidates with therapeutic windows that provide significant and durable clinical responses to patients. This integrated biology and chemistry approach enables us to drug known kinases that have been difficult to inhibit selectively and also identify, characterize and drug novel kinase targets. By focusing on genomically defined diseases, we believe that we will have a more efficient development path with a greater likelihood of success. Over the past three years, we have developed a robust small molecule drug pipeline in cancer and a rare genetic disease. One of our lead drug candidates is BLU‑285, which targets KIT Exon 17 and PDGFRα D842V, abnormally active receptor tyrosine kinase mutants that are drivers of cancer and proliferative disorders. BLU‑285 will initially be developed for patients with systemic mastocytosis, a myeloproliferative disorder of the mast cells, and defined subsets of patients with gastrointestinal stromal tumor, or GIST, the most common sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract. Our other lead drug candidate is BLU‑554, which targets FGFR4, a kinase that is aberrantly activated and is a driver of disease in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. Both drug candidates have demonstrated proof of concept in pre‑clinical models.  The U.S. Food and Drug Administration, or FDA accepted our Investigational New Drug, or IND, applications to begin Phase 1 clinical trials for BLU-554 for HCC and BLU-285 for GIST.  Following these IND approvals, we also filed an IND application for BLU-285 in systemic mastocytosis in August.  We plan to initiate our Phase 1 clinical trials for BLU-554 and BLU-285 in 2015.  We are also developing a drug candidate to target both RET, a receptor tyrosine kinase that can become abnormally activated when a portion of the gene that encodes RET is joined to part of another gene, and RET resistant mutants that we predict will arise from treatment with first generation therapies.  RET is a key disease driver in multiple cancers.  In pre-clinical studies, our drug candidate BLU6864, induced tumor regression in disease models driven by the primary RET fusion and all predicted secondary on-target resistance mutations.  We believe that our strategy will allow us to deliver transformative drugs to patients while building a fully‑integrated biopharmaceutical company.

In March 2015, we entered into a research, development and commercialization agreement, with Alexion Pharma Holding, or Alexion, to research, develop and commercialize drug candidates for an undisclosed activated kinase target, which is the cause of a rare genetic disease. Under the terms of this agreement, we are responsible for research and pre‑clinical development activities related to drug candidates and Alexion is responsible for all clinical development, manufacturing and commercialization activities related to drug candidates.

Alexion is responsible for funding 100% of our research and development costs incurred under the research plan, including pass‑through costs and our employees’ time devoted to the research plan at a negotiated yearly rate per full‑time equivalent for our employees’ time and their associated overhead expenses. We received a $15.0 million non‑refundable upfront payment in March 2015 upon execution of the agreement and are eligible to receive over $250 million in payments upon the successful achievement of pre‑specified pre‑clinical, clinical, regulatory and commercial milestones as follows: (i) up to $6.0 million in pre‑clinical milestone payments for the first licensed product, (ii) up to $83.0 million and $61.5 million in development milestone payments for the first and second licensed products, respectively, and (iii) up to $51.0 million in commercial milestone payments for each of the first and second licensed products. The first pre-clinical milestone was achieved, which triggered a payment of $1.75 million during the three months ended June 30, 2015.  Alexion will pay us tiered royalties, ranging from mid‑single to low‑double digit percentages, on a country‑by‑country and licensed- product‑by‑licensed product basis, on worldwide net product sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of such licensed product in such country and ending on the later of (i) the expiration of the last‑to‑expire valid claim of specified patents covering such licensed product, (ii) the expiration of the applicable regulatory exclusivity period, and (iii) 10 or 15 years from specified commercial sales.

Alexion has the right to terminate the agreement if we undergo a change of control or become an affiliate of a biotechnology or pharmaceutical company, and may terminate the agreement at‑will upon 90 days, prior written notice. We and Alexion have the right to terminate the Alexion agreement in the event of the other party’s uncured breach or insolvency, and in certain other circumstances agreed to by the parties.

During the six months ended June 30, 2015, we recognized revenue under the Alexion agreement of $3.3 million.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our platform including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing drug substance and drug product material for use in pre‑clinical studies, conducting pre‑clinical studies, including Good Laboratory Practice, or GLP, toxicology studies and preparing to commence planned clinical development activities. We expect to begin conducting clinical trials in 2015. We do not have any drugs approved for sale and have not generated any revenue from drug sales. We have funded our operations primarily through private placements of our convertible preferred stock, debt financing and our initial public offering or IPO.  We  have raised $115.1 million from the issuance of convertible preferred stock and $10.0 million from a debt financing.  On May 5, 2015, we completed the sale of 9,367,708 shares of our common stock (inclusive of 1,221,874 shares of common stock sold by us pursuant to the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering) in our IPO, at a price to the public of $18.00 per share, resulting in net proceeds of $154.8 million after deducting underwriting discounts and commissions and offering costs payable by us.  The shares began trading on the NASDAQ Global Select Market on April 30, 2015. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 15,467,479 shares of common stock; and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 42,423 shares of common stock. Additionally, we are now authorized to issue 120,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Since inception, we have incurred significant operating losses. Our net losses were $24.6 million and $15.3 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $106.8 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	commence the planned clinical development activities for our lead drug candidates BLU‑285 and BLU‑554;
•	continue to discover, validate and develop additional drug candidates, including BLU6864;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional research, development and business personnel; and
•	incur additional costs associated with operating as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from drug sales and do not expect to generate any revenue from the sale of drugs in the near future. Our revenue consists of collaboration revenue under our agreement with Alexion, including amounts that are recognized related to an upfront payment, milestone payment and amounts due to us for research and development services.  In the future, revenue may include additional milestone payments earned under the collaboration agreement and royalties on any net product sales.  We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, payments for manufacturing services, and milestone and other payments.

In the future, we will seek to generate revenue from a combination of drug sales and additional strategic relationships we may enter into.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our drug candidates, which include:

•	employee‑related expenses including salaries, benefits, and stock‑based compensation expense;
•	expenses incurred under agreements with third parties that conduct research and development, pre‑clinical activities, clinical activities and manufacturing on our behalf;
•	the cost of consultants;
•	the cost of lab supplies and pre‑clinical study and clinical trial materials; and
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs.

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

A significant portion of our research and development costs have been external costs, which we track on a program‑by‑program basis following nomination as a development candidate. Our internal research and development costs are primarily personnel‑related costs, depreciation and other indirect costs. We do not track our internal research and development expenses on a program‑by‑program basis as they are deployed across multiple projects under development. The following table summarizes our external research and development expenses, by program for the three and six months ended June 30, 2015 and 2014. Pre‑development candidate expenses, unallocated costs and internal research and development costs have been classified separately.  Internal research and development costs represent personnel expense including stock-based compensation expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
BLU-285 external costs	$1,271	$820	$2,654	$1,015
BLU-554 external costs	1,129	455	2,166	663
Pre-development candidate expenses and unallocated costs	5,902	3,363	9,571	6,451
Internal research and development costs	2,941	2,124	6,085	4,014
	$11,243	$6,762	$20,476	$12,143

The substantial increase in external costs associated with BLU-285 and BLU-554 for the three and six months ended June 30, 2015 over the three and six months ended June 30, 2014 was driven by the timing of the nomination of the programs’ development candidates.

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

Other Income (Expense)

Other income (expense) consists primarily of the re‑measurement gain or loss associated with the change in the fair value of the convertible preferred stock warrant liability and interest expense on amounts outstanding under a loan and security agreement, or Loan and Security Agreement, that we entered into with Silicon Valley Bank in May 2013, amortization of debt discount.

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

Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in our balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, current portion. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Our revenue is currently generated through our collaboration agreement with Alexion. The terms of this agreement contain multiple elements, or deliverables, including an exclusive license granted by us to Alexion to research, develop, manufacture and commercialize the licensed products and the compounds in the field in the territory, as well as research and development activities to be performed by us on behalf of Alexion related to the licensed product candidates. In addition, the terms of this agreement include payments to us of one or more of the following: a nonrefundable, upfront payment; contingent milestone payments related to specified pre-clinical milestones, development milestones and sales-based commercial milestones; fees for research and development services rendered; and royalties on commercial sales of licensed product candidates, if any. To date, we have received the upfront payment, payment for the achievement of the first milestone under the agreement and payments for certain research and development services.  We have not received any other milestone payments under the agreement or earned royalty revenue as a result of product sales.

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

Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. Then, the applicable revenue recognition criteria in ASC 605-25 are applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition. We determine the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, we determine the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. We typically use BESP to estimate the selling price, since it generally does not have VSOE or TPE of selling price for its units of accounting. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

In the event that an element of a multiple element arrangement does not represent a separate unit of accounting, we recognize revenue from the combined element over the period over which we expect to fulfill its performance obligations or as undelivered items are delivered, as appropriate, if all of the other revenue recognition criteria in ASC 605-25 are met.  If the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then we recognize revenue under the arrangement using the proportional performance method.  If there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, then we recognize revenue under the arrangement on a straight-line basis over the period we are expected to complete our performance obligations. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method or proportional performance method, as applicable, as of the period ending date.

Our multiple-element revenue arrangements may include the following:

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

When management believes a license does not have stand-alone value from the other deliverables to be provided in the arrangement, we recognize revenue attributed to the license on a proportional basis over our contractual or estimated performance period, which is typically the term of our research and development obligations. If management cannot reasonably estimate when our performance obligation ends, then revenue is deferred until management can reasonably estimate when the performance obligation ends. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue we record in future periods.

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

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,
	2015	2014	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$2,687	$—	$2,687	100%
Operating expenses:
Research and development	11,243	6,762	4,481	66
General and administrative	3,840	1,437	2,403	167
Total operating expenses	15,083	8,199	6,884	84
Other income (expense):
Other income (expense), net	(405)	1	(406)	(406)
Interest expense	(179)	(89)	(90)	(101)
Total other income (expense)	(584)	(88)	(496)	(564)
Net loss	$(12,980)	$(8,287)	$(4,693)	(57)%

Collaboration revenue

Collaboration revenue was $2.7 million for the three months ended June 30, 2015 under our agreement with Alexion. We did not record any collaboration revenue during the three months ended June 30, 2014.

Research and Development Expense

Research and development expense increased by $4.4 million from $6.8 million for the three months ended June 30, 2014 to $11.2 million for the three months ended June 30, 2015, an increase of 66%. The increase in research and development expense was primarily attributable to the following:

•

approximately $1.8 million in personnel expense primarily due to (1) a 17% increase in headcount, largely driven by growth in the non-clinical and clinical organizations as our programs advance into clinical trials and (2) higher stock‑based compensation expense;

•	approximately $1.2 million in external clinical activities as we advance our two lead program clinical trials; and
•	approximately $1.3 million as we continue to build our platform and advance our discovery pipeline forward.

General and Administrative Expense

General and administrative expense increased by $2.4 million from $1.4 million for the three months ended June 30, 2014 to $3.8 million for the three months ended June 30, 2015, an increase of 167%. The increase in general and administrative expense was primarily attributable to the following:

•

approximately $1.9 million in increased personnel costs primarily due to an increase in stock-based compensation expenses as well as an increase of 86% in business personnel headcount to support our overall growth as a publicly traded company; and

•	approximately $0.4 million increase in professional fees including external legal fees, insurance premiums, corporate communications and public relations costs.

Other Income (Expense), Net

Other expense increased by $0.4 million to $0.4 million for the three months ended June 30, 2015 from $0.001 million of income for the three months ended June 30, 2014. The increase in other expense was primarily related to the impact of the re‑measurement associated with the change in the fair value of the convertible preferred stock warrant liability.

Interest Expense

Interest expense increased by $0.1 million to $0.2 million for the three months ended June 30, 2015 from $0.1 million for the three months ended June 30, 2014. The increase in interest expense was primarily related to a higher outstanding principal balance under the Loan and Security Agreement for the three months ended June 30, 2015.

Comparison of Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,
	2015	2014	Dollar Change	% Change

	(in thousands)
Collaboration revenue	$3,339	$—	$3,339	100%
Operating expenses:
Research and development	20,476	12,143	8,333	69
General and administrative	6,610	3,008	3,602	120
Total operating expenses	27,086	15,151	11,935	79
Other income (expense):
Other income (expense), net	(441)	19	(460)	(2,421)
Interest expense	(364)	(182)	(182)	(100)
Total other income (expense)	(805)	(163)	(642)	(394)
Net loss	$(24,552)	$(15,314)	$(9,238)	(60)%

Collaboration revenue

Collaboration revenue was $3.3 million for the six months ended June 30, 2015 under our agreement with Alexion.  We did not record any collaboration revenue during the six months ended June 30, 2014.

Research and Development Expense

Research and development expense increased $8.3 million from $12.1 million for the six months ended June 30, 2014 to $20.5 million for the six months ended June 30, 2015, an increase of 69%. The increase in research and development expense was primarily attributable to the following:

•

approximately $3.2 million in increased personnel costs primarily due to an increase of 20% in headcount, largely driven by growth in the non-clinical and clinical organizations as our programs advance towards clinical trials as well as higher stock‑based compensation expense;

•	approximately $1.9 million in clinical activities as we advance our two lead programs into clinical trials;
•	approximately $1.8 million as we continue to build our platform and advance our discovery pipeline forward; and
•	approximately $1.2 million for external IND‑enabling pre‑clinical and toxicology studies as well as manufacturing activities for our two lead programs.

We expect that our research and development expense will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, and program management expenses.

General and Administrative Expense

General and administrative expense increased by $3.6 million from $3.0 million for the six months ended June 30, 2014 to $6.6 million for the six months ended June 30, 2015, an increase of 120%. The increase in general and administrative expense was primarily attributable to the following:

•

approximately $2.5 million in increased personnel costs primarily due to an increase in stock‑based compensation expense and an increase of 68% in business personnel headcount to support our overall growth as a publicly traded company; and

•	approximately $0.7 million in increase in professional fees including external legal fees, insurance premiums, corporate communications and public relations costs.

Other Income (Expense), Net

Other expense increased by $0.4 million to $0.4 million for the six months ended June 30, 2015 from less than $0.02 million of income for the six months ended June 30, 2014. The increase in other expense was primarily related to the impact of the re‑measurement associated with the change in the fair value of the convertible preferred stock warrant liability.

Interest Expense

Interest expense increased by $0.2 million to $0.4 million for the six months ended June 30, 2015 from $0.2 million for the six months ended June 30, 2014. The increase in interest expense was primarily related to a higher outstanding principal balance under the Loan and Security Agreement for the six months ended June 30, 2015.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2015, we financed our operations primarily private placements of our convertible preferred stock, debt financing and our initial public offering or IPO. We have raised $115.1 million from the issuance of convertible preferred sotck and $10.0 million from a debt financing.  On May 5, 2015, we completed the sale of 9,367,708 shares of our common stock (inclusive of 1,221,874 shares of common stock sold by the Company pursuant to the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering) in our IPO at a price to the public of $18.00 per share, resulting in net proceeds of $154.8 million after deducting underwriting discounts and commissions and offering costs payable by us.

As of June 30, 2015, we had cash and cash equivalents of $193.6 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(in thousands)	2015	2014
Net cash used in operating activities	$(6,165)	$(15,254)
Net cash used in investing activities	(1,573)	(112)
Net cash provided by financing activities	154,085	26,735
Net increase in cash and cash equivalents	$146,347	$11,369

Net cash used in operating activities was $6.1 million during the six months ended June 30, 2015 compared to net cash used in operating activities of $15.3 million during the six months ended June 30, 2014. The decrease in cash used in operating activities was primarily due to the receipt of the upfront payment from Alexion, partially offset by an increase in net loss of $9.2 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Net cash used in investing activities was $1.6 million during the six months ended June 30, 2015 compared to net cash used in investing activities of $0.1 million during the six months ended June 30, 2014. Net cash used in investing activities for the six months ended June 30, 2015 consisted of a security deposit payment for our new office lease agreement as well as purchases of property and equipment.  Net cash used in investing activities for the six months ended June 30, 2014 consisted of purchases of property and equipment.

Net cash provided by financing activities was $154.1 million during the six months ended June 30, 2015 compared to net cash provided by financing activities of $26.7 million during the six months ended June 30, 2014.  Net cash provided by financing activities for the six months ended June, 2015 was primarily the result of $154.8 million in net proceeds from the IPO after deducting underwriting discounts, commissions and offering costs payable by us.  The cash provided by financing activities for the six months ended June 30, 2014 was the result of $24.9 million of net proceeds received from the private placement of our Series B convertible preferred stock.

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

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least early 2017. Our future capital requirements will depend on many factors, including:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Based on the composition of our investment portfolio which includes money market funds that invest in U.S. Treasury obligations, the current exposure is immaterial.

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time we contract with vendors that are located Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2015 and 2014, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2015 and 2014.

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

Our management, with the participation of our Chief Executive Officer and Chief Business / Principal Accounting and Finance Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Business Officer / Principal Accounting and Finance Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk.. The risk factors set forth below are the only risk factors that have been materially updated from those included in the final prospectus for our IPO, which was filed with the Securities and Exchange Commission on April 30, 2015, or the Prospectus.  In addition to considering the risk factors set forth below you should also consider the risk factors included in the Prospectus, together with all other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes, before investing in our common stock. Any of these risk factors could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of the money you paid to buy our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, novel target discovery engine and initial drug candidates. We financed our operations primarily through private placements of our convertible preferred stock, debt financing and our initial public offering or IPO.  Through June 30, 2015, we raised an aggregate of $293.9 million of gross proceeds from such transactions.  We have raised $115.1 million from the issuance of convertible preferred stock and $10.0 million from a debt financing.

On May 5, 2015, we completed the sale of 9,367,708 shares of our common stock (inclusive of 1,221,874 shares of common stock sold by the Company pursuant to the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering) in our IPO at a price to the public of $18.00 per share, resulting in gross proceeds of $168.6 million before deducting underwriting discounts and commissions and offering costs payable by us.  As of June 30, 2015, our cash and cash equivalents and investments were $193.6 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $106.8 million as of June 30, 2015. Our net losses were $24.6 million and $15.3 million for the six months ended June 30, 2015 and 2014, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with beginning clinical trials of our drug candidates. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced‑manufacturing expenses. As a public company, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our lead drug candidates, BLU‑285 and BLU‑554, and we do not know and do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, BLU‑285, BLU‑554 or one of our other drug candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

Risks Related to Drug Development and Regulatory Approval

We are very early in our development efforts with only two drug candidates scheduled to commence clinical development in 2015.  If we are unable to obtain regulatory approval and ultimately commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts with ontly two drug candidates.  BLU-285 and BLU-554, scheduled to commence clinical development in 2015.  All of our other drug candidates are currently in pre-clinical development.  We have invested substantially all of our efforts and financial resources in the identification and pre‑clinical development of kinase inhibitors, including the development of our lead drug candidates, BLU‑285 and BLU‑554. Our ability to generate drug revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our lead drug candidates will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. In addition, our drug development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the U.S. Food and Drug Administration, or FDA, or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our lead drug candidates and other drug candidates will depend on several factors, including the following:

•	successful completion of pre-clinical studies;
•	successful enrollment in, and completion of, clinical trials;
•	successful development of companion diagnostics for use with our drug candidates;
•	receipt of regulatory approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third‑party manufacturers for clinical supply and commercial manufacturing;
•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our drug candidates;
•	launching commercial sales of our drug candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of the drug candidates, if and when approved, by patients, the medical community and third party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	enforcing and defending intellectual property rights and claims; and
•	maintaining a continued acceptable safety profile of the drug candidates following approval.

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

It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre‑clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in pre‑clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our pre-clinical studies and clinical trials may not be successful.

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

We may experience delays in completing our pre-clinical studies and initiating or completing clinical trials, and we may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

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

Our drug development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant pre‑clinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations. Any delays in our pre-clinical or future clinical development programs may harm our business, financial condition and prospects significantly.

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

As of June 30, 2015, we owned four pending U.S. patent applications, eight pending foreign patent applications and three pending Patent Cooperation Treaty, or PCT, patent applications that relate to our KIT Exon 17 program. Any U.S. or ex‑U.S. patents issuing from the pending applications covering BLU‑285 will have a statutory expiration date of October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of June 30, 2015, we owned one issued U.S. patent, four pending U.S. patent applications, 30 foreign patent applications corresponding to two of these pending U.S. applications, and two pending PCT patent applications that relate to our FGFR4 program. Each of the U.S. and ex‑U.S. patent issuing from the pending applications covering BLU‑554 will have a statutory expiration date of July 2033, December 2033, or October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of June 30, 2015, we owned one pending U.S. patent application that relates to our RET program.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of June 30, 2015, we owned six pending U.S. patent applications and four PCT patent applications related to our platform.

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

We are highly dependent on the research and development, clinical and business development expertise of Jeffrey W. Albers, our President and Chief Executive Officer, Anthony L. Boral, our Senior Vice President, Clinical Development, and Christoph Lengauer, our Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. For example, in August 2015, Kyle D. Kuvalanka announced that he is resigning from his current position as our Chief Business Officer in September 2015. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to continue hiring qualified development personnel. Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing key employees and executive officers such as Mr. Kuvalanka may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize drugs. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We presently have no publicly announced share repurchase plan or program. All repurchased shares of common stock described in the following table were initially issued as equity incentive awards to employees, directors or consultants in the form of restricted stock or upon the exercise of early-exercisable but unvested stock options. All repurchases were made upon forfeiture of shares of common stock by the recipient of such equity incentive awards in connection with the termination of employment or other service relationship with us. Pursuant to the award agreements governing such grants, the repurchase price for all shares was equal to the price per share initially paid by the recipient. The following table provides information relating to our repurchase of shares of our common stock in the second quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30	—	$—	—	—
May 1 - May 31	2,197	0.06	—	—
June 1 - June 30	4,470	0.06	—	—
Total	6,667	$0.06	—	—

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

 We raised approximately $154.8 million in net proceeds after deducting underwriting discounts and commissions and offering costs payable by us. None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 30, 2015 pursuant to Rule 424(b)(4).  We invested the funds received in cash equivalents in accordance with our investment policy.

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blueprint Medicines Corporation

Date: August 10, 2015	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Kyle D. Kuvalanka
Kyle D. Kuvalanka
Chief Business Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
31.1	*	Certificate of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.
31.2	*	Certificate of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.
32.1	+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.
101	*

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (iv) Notes to Condensed Financial Statements

*	Filed herewith.
+

The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.