Form 10-Q
period 2015-09-30
Blueprint Medicines Corp
filed 2015-11-09
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-37359

BLUEPRINT MEDICINES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26 3632015
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

38 Sidney Street, Suite 200 Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)

(617) 374-7580

(Registrant’s Telephone Number, Including Area Code)

215 First Street, Cambridge, MA 02142

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on November 2, 2015: 27,100,791

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our Phase 1 clinical trials for BLU-285 and BLU-554, and our research and development programs;
•	our ability to advance drug candidates into, and successfully complete, clinical trials;
•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
•	the timing or likelihood of regulatory filing and approvals;
•	the commercialization of our drug candidates, if approved;
•	the pricing and reimbursement of our drug candidates, if approved;
•	the implementation of our business model, strategic plans for our business, drug candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of our existing collaboration with Alexion Pharma Holding and our ability to enter into other strategic arrangements;
•	our ability to maintain and establish collaborations or obtain additional grant funding;
•	our financial performance; and
•	developments relating to our competitors and our industry.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results, performance or achievements may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Blueprint Medicines Corporation

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$179,780	$47,240
Restricted cash	119	119
Unbilled accounts receivable	2,470	—
Prepaid expenses and other current assets	6,218	915
Total current assets	188,587	48,274
Property and equipment, net	4,805	1,482
Other assets	560	99
Restricted cash	1,336	70
Total assets	$195,288	$49,925
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	1,562	814
Accrued expenses	7,809	3,810
Deferred rent	16	138
Restricted stock liability	9	298
Current portion of deferred revenue	6,339	—
Current portion of lease incentive obligation	578	—
Current portion of term loan payable	2,978	1,704
Total current liabilities	19,291	6,764
Deferred rent, net of current portion	705	—
Restricted stock liability, net of current portion	1	29
Warrant liability	—	365
Deferred revenue, net of current portion	8,522	—
Lease incentive obligation, net of current portion	3,515
Term loan payable, net of current portion	4,893	7,338
Other long term liabilities	219	—
Commitments
Series A convertible preferred stock, $0.001 par value: 0 and 40,150,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 0 and 40,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	39,958
Series B convertible preferred stock, $0.001 par value: 0 and 20,999,996 shares authorized at September 30,2015 and December 31, 2014, respectively; 0 and 20,916,663 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	24,985
Series C convertible preferred stock, $0.001 par value: 0 and 24,154,589 shares authorized at September 30, 2015 and December 31, 2014, respectively; 0 and 24,154,589 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	49,868
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 27,095,711 and 2,218,652 shares issued at September 30, 2015 and December 31, 2014, respectively, and 26,895,589 and 1,626,738 shares outstanding at September 30, 2015 and December 31, 2014, respectively	27	2
Additional paid-in capital	277,515	2,822
Accumulated deficit	(119,400)	(82,206)
Total stockholders’ equity (deficit)	158,142	(79,382)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$195,288	$49,925

Blueprint Medicines Corporation

Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Collaboration revenue	$3,426	$—	$6,765	$—
Operating expenses:
Research and development	11,681	8,368	32,157	20,511
General and administrative	4,222	1,921	10,832	4,929
Total operating expenses	15,903	10,289	42,989	25,440
Other income (expense):
Other income (expense), net	6	(94)	(435)	(75)
Interest expense	(171)	(120)	(535)	(302)
Total other income (expense)	(165)	(214)	(970)	(377)
Net loss	$(12,642)	$(10,503)	$(37,194)	$(25,817)
Convertible preferred stock dividends	—	(1,313)	(3,153)	(3,860)
Net loss applicable to common stockholders	$(12,642)	$(11,816)	$(40,347)	$(29,677)
Net loss per share applicable to common stockholders — basic and diluted	$(0.47)	$(8.13)	$(2.64)	$(21.65)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted	26,835	1,453	15,298	1,371

Blueprint Medicines Corporation

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net loss	$(37,194)	$(25,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	615	416
Noncash interest expense	84	65
Change in fair value of warrant liability	445	76
Stock-based compensation	3,985	1,026
Changes in assets and liabilities:
Unbilled accounts receivable	(2,470)	—
Prepaid expenses and other current assets	(1,044)	(931)
Other assets	(555)	—
Accounts payable	684	(19)
Accrued expenses	1,544	1,464
Deferred revenue	14,861	—
Deferred rent	415	(100)
Net cash used in operating activities	(18,630)	(23,820)
Investing activities
Purchases of property and equipment	(1,129)	(301)
Restricted cash	(1,266)	—
Net cash used in investing activities	(2,395)	(301)
Financing activities
Proceeds from term loan	—	2,000
Principal payments on loan payable	(1,250)	(500)
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	24,985
Proceeds from IPO, net of commissions and underwriting discounts	156,815	—
Payment of offering costs	(2,046)	—
Proceeds from issuance of common stock, net of repurchases	46	267
Net cash provided by financing activities	153,565	26,752
Net increase in cash and cash equivalents	132,540	2,631
Cash and cash equivalents at beginning of period	47,240	1,987
Cash and cash equivalents at end of period	$179,780	$4,618
Supplemental cash flow information
Cash paid for interest	$347	$79
Conversion of convertible preferred stock into common stock	$114,808	$—
Reclassification of warrant liability to additional paid-in-capital	$810	$—
Property and equipment purchases incurred but unpaid at period end	$2,808	$201

Blueprint Medicines Corporation

Notes to Condensed Financial Statements

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

The Company is devoting substantially all of its efforts to research and development, initial market development, and raising capital. The Company is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals; establishing safety and efficacy in clinical trials for its drug candidates; the need to develop commercially viable drug candidates; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its drug candidates. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, eliminate or out‑license certain of its research and development programs or future commercialization efforts.

On May 5, 2015, the Company completed an initial public offering (IPO) of its common stock, which resulted in the sale of 9,367,708 shares of its common stock, including 1,221,874 shares of common stock sold by the Company pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering,  at a price to the public of $18.00 per share. The Company received net proceeds of $154.8 million after deducting underwriting discounts and commissions and offering costs payable by the Company.

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

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2015 and the results of its operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015, or for any future period.

In connection with preparing for its IPO, the Company effected a 1‑for‑5.5 reverse stock split of the Company’s common stock. The reverse stock split became effective on April 10, 2015. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid‑in capital. Upon the closing of the IPO, all of the Company’s outstanding convertible preferred stock automatically converted into 15,467,479 shares of common stock; and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 42,423 shares of common stock. Additionally, the Company is now authorized to issue 120,000,000 shares of common stock and 5,000,000 shares of preferred stock.  The significant increase in shares outstanding in the nine months ended September 30, 2015 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations over the next year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: stock‑based compensation expense, including estimating the fair value of the Company’s common stock prior to the IPO; revenue recognition; the valuation of liability‑classified warrants prior to the IPO; accrued expenses; and income taxes.

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

treasury obligations. Cash equivalents consist of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Money market fund	$179,780	$47,240

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

Financial instruments measured at fair value as of September 30, 2015, are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Money market funds, included in cash equivalents	$179,780	$179,780	$—	$—

Financial instruments measured at fair value as of December 31, 2014, are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Money market funds, included in cash equivalents	$47,240	$47,240	$—	$—
Preferred stock warrants	(365)	—	—	(365)

At September 30, 2015 and December 31, 2014, all of the Company’s cash equivalents were comprised of a money market account, the fair value of which is valued using Level 1 inputs. The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because the Company’s interest rate yield approximates current market rates. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

The fair value of the preferred stock warrant liability was determined based on Level 3 inputs and utilizing the Black-Scholes option pricing model (Note 6).    On May 5, 2015, upon completion of the IPO, the warrants to purchase preferred stock converted into warrants to purchase common stock and the Company reclassified the fair value of the warrants as of May 5, 2015 to additional paid-in capital. The following table presents activity in the preferred stock warrant liability during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning balance	$—	$100	$365	$119
Change in fair value	—	95	445	76
Reclassification of fair value to additional paid-in capital	—	—	(810)	—
Ending balance	$—	$195	$—	$195

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After completion of the IPO in May 2015, $2,062 of these costs were recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the IPO. As of December 31, 2014, the Company recorded $91 of deferred offering costs, included in other assets in the accompanying balance sheet, in contemplation of its IPO.

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

3. Restricted Cash

At September 30, 2015 and December 31, 2014, $1.5 million and $0.2 million, respectively, of the Company’s cash is restricted by a bank. As of September 30, 2015, $0.1 million of the restricted cash is included in current assets as collateral for a stand‑by letter of credit issued by the Company to its landlord in connection with the lease of the Company’s corporate headquarters, which ended in October 2015. On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015 and occupancy commenced in October 2015. The lease ends on October 31, 2022. The lease agreement required the Company to pay a security deposit of $1.3 million, which is included in long-term assets on the Company’s balance sheet as of September 30, 2015. In addition, $0.1 million of restricted cash is included in long‑term assets related to the Company’s corporate credit card agreement as of September 30, 2015 and December 31, 2014.

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Leasehold improvement costs	$2,745	$—
External research and development	2,177	2,034
Employee compensation	1,759	623
Professional fees and other	902	386
Consulting	191	216
Interest	35	150
Severance	—	330
Deferred offering costs	—	71
	$7,809	$3,810

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

Future minimum payments, which include principal and interest due under each of the 2013 Term Loan and the 2014 Term Loan, are $0.7 million, in the aggregate, for the remainder of 2015.

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

   The Company recorded a debt discount upon issuance of the warrants, which is being accreted as interest expense over the remaining term of the loan. The Company recorded interest expense related to the Series A Warrant and the Series B Warrant of less than $0.1 million in each of the nine months ended September 30, 2015 and 2014.

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

The fair value of the warrants at May 5, 2015 was $0.8 million. The Company recorded other expense of $0.4 million in the statement of operations during the nine months ended September 30, 2015 equal to the change in fair value of the warrants from December 31, 2014 to May 5, 2015. The Company reclassified the fair value of the warrants at May 5, 2015, of $0.8 million, to additional paid-in capital.

On May 13, 2015, Silicon Valley Bank exercised the Series A Warrant and the Series B Warrant pursuant to the cashless exercise feature of the warrants. In connection with the exercise of the Series A Warrant under the 2013 Term Loan, the Company issued 21,281 shares of common stock to Silicon Valley Bank. Warrants to purchase 5,991 shares of common stock were cancelled as payment for the aggregate exercise price of the Series A Warrant to Silicon Valley Bank. In connection with the exercise of the Series B Warrant under the 2014 Term Loan, the Company issued 11,157 shares of common stock. Warrants to purchase 3,994 shares of common stock were cancelled as payment for the aggregate exercise price of the Series B Warrant.

7. Stock Awards

2015 Stock Option and Incentive Plan

On April 8, 2015, the 2015 Stock Option and Incentive Plan (the Plan) was adopted by the board of directors and approved by the stockholders and became effective upon the completion of the IPO. The Plan replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). Any options or awards outstanding under the 2011 Plan remain outstanding and effective. The Plan provides the Company flexibility to use various equity‑based incentive and other awards as compensation tools to motivate its workforce. These tools include incentive stock options (ISO), nonstatutory stock options (NSO), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash‑based awards.  The Company initially reserved 1,460,084 shares of common stock for the issuance of awards under the Plan, which will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.  At September 30, 2015, there were 1,379,432 shares available for future grant under the Plan. ISOs may not be granted at less than fair value on the date of the grant. Furthermore, the exercise price of ISOs granted to an employee, who at the time of grant is a 10% shareholder, may not be less than 110% of the fair value on the date of grant.

Terms of restricted stock awards and stock option agreements, including vesting requirements, are determined by the board of directors or compensation committee of the board of directors, subject to the provisions of the applicable plan. Options and restricted stock awards granted by the Company generally vest ratably over four years, with a one‑year cliff for new employee awards, and are exercisable from the date of grant for a period of ten years. For options and restricted stock awards granted prior to the IPO, the exercise price equaled the estimated fair value of the common stock as determined by the board of directors on the date of grant. The dates of the Company’s contemporaneous valuations have not always coincided with the dates of the stock option grants. For financial reporting purposes, the Company performed common stock valuations with the assistance of a third‑party specialist, as of January 6, 2014, July 30, 2014, November 10, 2014, February 1, 2015 and March 1, 2015 to determine stock‑based compensation expense.  Upon completion of the IPO, the fair value of the common stock on the grant date was based on the closing price of the stock on the date of grant.

A summary of the Company’s unvested restricted stock and related information follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2014	425,279	$0.46
Granted	—	—
Vested	(203,056)	0.32
Repurchased	(22,101)	0.47
Unvested at September 30, 2015	200,122	0.55

The Company has granted restricted stock to non‑employees which contain both performance‑based and service‑based vesting criteria. Stock‑based compensation expense associated with these performance‑based awards is recognized if the performance condition is considered probable of achievement using management’s best estimates. In the nine months ended September 30, 2014 management concluded that the milestones associated with 90,909 shares of performance‑based restricted stock were probable of achievement, and the Company began to record stock‑based compensation expense using the accelerated attribution method, accordingly. The Company recorded $0.1 million and $0.2 million of stock-based compensation expense for non‑employee performance‑based awards in the three and nine months end September 30, 2014, respectively. In the three months ended December 31, 2014, management concluded that the milestones associated with an additional 90,909 shares of performance‑based restricted stock were probable of achievement, and the Company began to record stock‑based compensation expense using the accelerated attribution method accordingly.  The Company recorded $1.2 million of stock-based compensation expense for non‑employee performance‑based awards in the nine months ended September 30, 2015 related to both milestone achievements.

A summary of the Company’s stock option activity and related information follows:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(2)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2014	1,501,912	$2.02	9.42	$7,704
Granted	681,073	11.46
Exercised	(188,170)	1.86
Canceled	(124,400)	3.49
Outstanding at September 30, 2015	1,870,415	$5.38	8.70	$30,353
Exercisable at September 30, 2015	418,243	$2.91	7.50	$7,719
Vested and expected to vest at September 30, 2015(1)	1,777,920	$5.37	8.68	$28,860

(1)	Represents the number of vested options as of September 30, 2015, plus the number of unvested options expected to vest as of September 30, 2015 based on a forfeiture rate of 2.5%.
(2)	Intrinsic value represents the amount by which the fair market value as of September 30, 2015 of the underlying common stock exceeds the exercise price of the option.

The fair value of stock options is estimated on the grant date using the Black‑Scholes option‑pricing model based on the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Risk-free interest rate	1.71%	1.94%	1.66%	1.93%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	6	6	6	6
Expected stock price volatility	81.85%	90.95%	85.59%	91.01%

The weighted‑average grant date fair value of options granted in the nine months ended September 30, 2015 and 2014 was $8.22 and $3.23, respectively. The total intrinsic value of options exercised in the three and nine months ended September 30, 2015 was $4.2 million and $4.7 million, respectively. The total intrinsic value of options exercised in the three and nine months ended September 30, 2014 was less than $0.1 million.

Total stock‑based compensation expense recognized for all stock‑based compensation awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$329	$226	$1,618	$481
General and administrative	642	341	2,367	545
Total stock-based compensation expense	$971	$567	$3,985	$1,026

At September 30, 2015, there was $8.3 million of total unrecognized compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted‑average period of 2.75 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefit will be recorded when realized.

2015 Employee Stock Purchase Plan

On April 8, 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan. A total of 243,347 shares of common stock were initially authorized for issuance under this plan. The 2015 Employee Stock Purchase Plan became effective upon the completion of the IPO. As of September 30, 2015, the first offering under the 2015 Employee Stock Purchase Plan has not occurred.

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

	September 30,
	2015	2014
Convertible preferred stock	—	11,075,750
Warrants	—	27,272
Stock options	1,870,415	1,492,029
Unvested restricted stock	200,122	554,290
Total	2,070,537	13,149,341

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 26,835,277 and 1,453,032 for the three months ended September 30, 2015 and 2014, respectively and 15,297,907 and 1,370,722 for the nine months ended September 30, 2015 and 2014, respectively.

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

Alexion is responsible for funding 100% of the Company’s research and development costs incurred under the research plan, including pass‑through costs and a negotiated yearly rate per full‑time equivalent for its employees’ time and their associated overhead expenses. The Company received a $15.0 million non‑refundable upfront payment in March 2015 upon execution of the agreement and is eligible to receive over $250.0 million in payments upon the successful achievement of pre‑specified pre‑clinical, clinical, regulatory and commercial milestones as follows: (i) up to $6.0 million in pre‑clinical milestone payments for the first licensed product, (ii) up to $83.0 million and $61.5 million in development milestone payments for the first and second licensed products, respectively, and (iii) up to $51.0 million in commercial milestone payments for each of the first and second licensed products. Alexion will pay the Company tiered royalties, ranging from mid‑single to low‑double digit percentages, on a country‑by‑country and licensed-product‑by‑licensed product basis, on worldwide net product sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of such licensed product in such country and ending on the later of (i) the expiration of the last‑to‑expire valid claim of specified patents covering such licensed product, (ii) the expiration of the applicable regulatory exclusivity period, and (iii) 10 or 15 years from specified commercial sales.  There are no refund provisions in the agreement.

Alexion has the right to terminate the Alexion agreement if the Company undergoes a change of control or becomes an affiliate of a biotechnology or pharmaceutical company, and may terminate the agreement at will upon 90 days prior written notice. The Company and Alexion have the right to terminate the agreement in the event of the other party’s uncured breach or insolvency, and in certain other circumstances agreed to by the parties

The Company determined that there were three deliverables under the agreement: (i) an exclusive license to research, develop, manufacture and commercialize the licensed products and the compounds in the field in the territory, (ii) conducting research and development activities under the research plan and (iii) participation on a joint steering committee (JSC) and joint project team (JPT).

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

The Company evaluated whether the milestones that may be received in connection with the agreement are substantive or non-substantive milestones. The Company concluded that the first pre-clinical milestone in the agreement is non-substantive due to the certainty at the date the arrangement was entered into that the event will be achieved. Once the milestone is achieved, the Company will recognize revenues from the related milestone payment over the period of performance. In May 2015, the Company achieved the first pre-clinical milestone under the agreement and received $1.75 million payment from Alexion in the second quarter of 2015.

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

During the three and nine months ended September 30, 2015, the Company recognized revenue under the Alexion agreement of $3.4 million and $6.8 million, respectively.

10. Related‑Party Transactions

The Company has received consulting and management services from one of its investors, Third Rock Ventures LLC (Third Rock Ventures). The Company paid Third Rock Ventures $0.3 million for these services during the nine months ended September 30, 2014. The Company did not receive any consulting services from Third Rock Ventures during the nine months ended September 30, 2015.

11. Commitments and Contingencies

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015.  The lease ends on October 31, 2022. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the seven year term.  The Company has agreed to pay an initial annual base rent of approximately $2,312,000, which rises periodically until it reaches approximately $2,760,000.  The Company is recording rent expense on a straight-line basis through the end of the lease term.  The Company has recorded deferred rent on the condensed consolidated balance sheet at September 30, 2015, accordingly. The lease provides the Company with an allowance for leasehold improvements of $4.3 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is included in lease incentive obligations on the balance sheets. The lease agreement required the Company to pay a security deposit of $1.3 million, which is recorded in restricted cash on the Company’s balance sheet.

Item 2.  Management’s Discussion  and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our final prospectus for our initial public offering, or IPO, filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC, on April 30, 2015, or the Prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

Overview

We are a biopharmaceutical company focused on improving the lives of patients with genomically defined diseases driven by abnormal kinase activation. Our approach is to systematically and reproducibly identify kinases that are drivers of genomically defined diseases and to craft drug candidates with therapeutic windows that provide significant and durable clinical responses to patients. This integrated biology and chemistry approach enables us to drug known kinases that have been difficult to inhibit selectively and also identify, characterize and drug novel kinase targets. By focusing on genomically defined diseases, we believe that we will have a more efficient development path with a greater likelihood of success. Over the past four years, we have developed a robust small molecule drug pipeline in cancer and a rare genetic disease. One of our lead drug candidates is BLU‑285, which targets KIT Exon 17 and PDGFRα D842V, abnormally active receptor tyrosine kinase mutants that are drivers of cancer and proliferative disorders. BLU‑285 is currently being developed for patients with systemic mastocytosis, or SM, a myeloproliferative disorder of the mast cells, and defined subsets of patients with gastrointestinal stromal tumor, or GIST, the most common sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract. Our other lead drug candidate is BLU‑554, which targets FGFR4, a kinase that is aberrantly activated and is a driver of disease in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. Both drug candidates have demonstrated proof of concept in pre‑clinical models.

In July 2015, the U.S. Food and Drug Administration, or FDA, accepted our Investigational New Drug, or IND, application for BLU-285 for the treatment of unresectable, treatment-resistant GIST. We have initiated a dose-escalation Phase 1 clinical trial for this indication and are currently enrolling patients in this clinical trial. In September 2015, the FDA accepted our IND application to begin a Phase 1 clinical trial for BLU-285 for the treatment of advanced SM, and we are in the process of initiating clinical sites. In June 2015, the FDA accepted our IND application for BLU-554 for the treatment of advanced HCC and cholangiocarcinoma. We have initiated a dose-escalation Phase 1 clinical trial for these indications and are currently enrolling patients in this clinical trial. In addition, in September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC.

We are also developing a drug candidate to target both RET, a receptor tyrosine kinase that can become abnormally activated when a portion of the gene that encodes RET is joined to part of another gene, and RET resistant mutants that we predict will arise from treatment with first generation therapies. RET is a key disease driver in multiple cancers. In pre-clinical studies, our drug candidate BLU6864, induced tumor regression in disease models driven by the primary RET fusion and all predicted secondary on-target resistance mutations. In addition, we have identified predicted resistance mutations in the neurotrophic tyrosine receptor kinase, or NTRK, some of which have recently been clinically observed by others, and we are advancing compounds that inhibit NTRK and resistant mutants into preclinical safety studies. Leveraging our proprietary compound library, we also plan to conduct discovery efforts focused on kinases as therapeutic targets in tumor immunity. We believe that our strategy will allow us to deliver transformative drugs to patients while building a fully‑integrated biopharmaceutical company.

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

In May 2015, we completed an IPO of our common stock, which resulted in the sale of 9,367,708 shares, including 1,221,874 shares sold by us pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering, at a price to the public of $18.00 per share. We received gross proceeds of $168.6 million before deducting underwriting discounts and commissions and offering costs payable by us. To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and, to a lesser extent, the research, development and commercialization agreement, or Alexion agreement, that we entered into in March 2015 with Alexion Pharma Holding, or Alexion, and a debt financing. Through September 30, 2015, we have received an aggregate of $310.5 million from such transactions, including $168.6 million in gross proceeds from our IPO, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $16.8 million of upfront and milestone payments from Alexion and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net loss was $37.2 million for the nine months ended September 30, 2015, $40.3 million for the year ended December 31, 2014 and $20.9 million for the year ended December 31, 2013. As of September 30, 2015, we had an accumulated deficit of $119.4 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

•	continue the planned clinical development activities for our lead drug candidates, BLU-285 and BLU-554;
•	continue to discover, validate and develop additional drug candidates, including BLU6864;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional research, development and business personnel; and
•	incur additional costs associated with operating as a public company.

Collaboration with Alexion

In March 2015, we entered into the Alexion agreement to research, develop and commercialize drug candidates for an undisclosed activated kinase target, which is the cause of a rare genetic disease. Under the terms of this agreement, we are responsible for research and pre-clinical development activities related to drug candidates and Alexion is responsible for all clinical development, manufacturing and commercialization activities related to drug candidates.

Alexion is responsible for funding 100% of our research and development costs incurred under the research plan, including pass-through costs and a negotiated yearly rate per full-time equivalent for our employees’ time and their associated overhead expenses. We received a $15.0 million non-refundable upfront payment in March 2015 upon execution of the agreement and are eligible to receive over $250.0 million in payments upon the successful achievement of pre-specified pre-clinical, clinical, regulatory and commercial milestones as follows: (i) up to $6.0 million in pre-clinical milestone payments for the first licensed product, (ii) up to $83.0 million and $61.5 million in development milestone payments for the first and second licensed products, respectively, and (iii) up to $51.0 million in commercial milestone payments for each of the first and second licensed products. We received a $1.75 million payment from Alexion in the second quarter of 2015 upon the achievement of the first pre-clinical milestone under the agreement. Alexion will pay us tiered royalties, ranging from mid-single to low-double digit percentages, on a country-by-country and licensed-product-by-licensed-product basis, on worldwide net product sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of such licensed product in such country and ending on the later of (i) the expiration of the last-to-expire valid claim of specified patents covering such licensed product, (ii) the expiration of the applicable regulatory exclusivity period, and (iii) 10 or 15 years from specified commercial sales.

Alexion has the right to terminate the Alexion agreement if we undergo a change of control or become an affiliate of a biotechnology or pharmaceutical company, and may terminate the agreement at will upon 90 days’  prior written notice. We and Alexion have the right to terminate the Alexion agreement in the event of the other party’s uncured breach or insolvency, and in certain other circumstances agreed to by the parties.

During the three and nine months ended September 30, 2015, we recognized revenue under the Alexion agreement of $3.4 million and  $6.8 million, respectively.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from drug sales and do not expect to generate any revenue from the sale of drugs in the near future. Our revenue consists of collaboration revenue under the Alexion agreement, including amounts that are recognized related to an upfront payment, milestone payment and amounts due to us for research and development services.  In the future, revenue may include additional milestone payments earned under the collaboration agreement and royalties on any net product sales.  We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, payments for manufacturing services, and milestone and other payments.

In the future, we will seek to generate revenue from a combination of drug sales and additional strategic relationships we may enter into.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our drug candidates, which include:

•	employee‑related expenses including salaries, benefits, and stock‑based compensation expense;
•	expenses incurred under agreements with third parties that conduct research and development, pre‑clinical activities, clinical activities and manufacturing on our behalf;
•	the cost of consultants;
•	the cost of lab supplies and acquiring, developing and manufacturing pre‑clinical study and clinical trial materials; and
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs.

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

A significant portion of our research and development costs have been external costs, which we track on a program‑by‑program basis following nomination as a development candidate. Our internal research and development costs are primarily personnel‑related costs, including stock-based compensation expense. We do not track our internal research and development expenses on a program‑by‑program basis as they are deployed across multiple projects under development. The following table summarizes our external research and development expenses, by program for the three and nine months ended September 30, 2015 and 2014. Pre‑development candidate expenses, unallocated costs and internal research and development costs have been classified separately.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
BLU-285 external costs	$1,670	$1,484	$4,324	$2,499
BLU-554 external costs	1,768	1,165	3,934	1,828
Pre-development candidate expenses and unallocated costs	5,144	3,451	14,715	9,902
Internal research and development costs	3,099	2,268	9,184	6,282
	$11,681	$8,368	$32,157	$20,511

The substantial increase in external costs associated with BLU-285 and BLU-554 for the three and nine months ended September 30, 2015 over the three and nine months ended September 30, 2014 was due to the progression of our lead drug candidates, BLU-285 and BLU-554, into clinical development.

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

Other Income (Expense)

Other income (expense) consists primarily of the re‑measurement gain or loss associated with the change in the fair value of the convertible preferred stock warrant liability and interest expense on amounts outstanding under a loan and security agreement, or Loan and Security Agreement, that we entered into with Silicon Valley Bank in May 2013, and amortization of debt discount.

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

Our revenue is currently generated through our collaboration agreement with Alexion. The terms of this agreement contain multiple elements, or deliverables, including an exclusive license granted by us to Alexion to research, develop, manufacture and commercialize the licensed products and the compounds in the field in the territory, as well as research and development activities to be performed by us on behalf of Alexion related to the licensed product candidates. In addition, the terms of this agreement include payments to us of one or more of the following: a nonrefundable, upfront payment; contingent milestone payments related to specified pre-clinical milestones, development milestones and sales-based commercial milestones; fees for research and development services rendered; and royalties on commercial sales of licensed product candidates, if any. To date, we have received the upfront payment upon execution of the agreement, payment for the achievement of the first pre-clinical milestone under the agreement and payments for certain research and development services.  We have not received any other milestone payments under the agreement or earned royalty revenue as a result of product sales.

When evaluating multiple element arrangements, we consider whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.  Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a stand-alone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In assessing whether an item has stand-alone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).  Our collaboration agreement with Alexion does not contain a general right of return relative to the delivered item(s).

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

Royalty Revenue

We will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable, and we have no remaining performance obligations, assuming all other revenue recognition criteria are met.

There have been no significant changes to our accounting policies discussed in our Prospectus related to accrued research and development expenses and stock-based compensation.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,
	2015	2014	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$3,426	$—	$3,426	100%
Operating expenses:
Research and development	11,681	8,368	3,313	40
General and administrative	4,222	1,921	2,301	120
Total operating expenses	15,903	10,289	5,614	55
Other income (expense):
Other income (expense), net	6	(94)	100	106
Interest expense	(171)	(120)	(51)	(43)
Total other income (expense)	(165)	(214)	49	23
Net loss	$(12,642)	$(10,503)	$(2,139)	(20)%

Collaboration Revenue

Collaboration revenue was $3.4 million for the three months ended September 30, 2015 under the Alexion agreement. We did not record any collaboration revenue during the three months ended September 30, 2014.

Research and Development Expense

Research and development expense increased by $3.3 million from $8.4 million for the three months ended September 30, 2014 to $11.7 million for the three months ended September 30, 2015, an increase of 40%. The increase in research and development expense was primarily attributable to the following:

•

approximately $1.3 million in increased personnel expense primarily due to a 16% increase in headcount, largely driven by growth in the clinical and non-clinical organizations as we advance our two lead programs into clinical trials, as well as higher stock‑based compensation expense;

•	approximately $2.3 million in external clinical activities as we advance our two lead programs into clinical trials; and
•	approximately $1.0 million as we continue to build our platform and advance our discovery pipeline forward.

These increases were partially offset by $1.3 million of lower external IND‑enabling pre‑clinical and toxicology studies as well as manufacturing activities primarily due to timing associated with toxicology studies for BLU-285 and BLU-554 during the three months ended September 30, 2014.

We expect that our research and development expense will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, and program management expenses.

General and Administrative Expense

General and administrative expense increased by $2.3 million from $1.9 million for the three months ended September 30, 2014 to $4.2 million for the three months ended September 30, 2015, an increase of 120%. The increase in general and administrative expense was primarily attributable to the following:

•

approximately $0.7 million in increased personnel costs primarily due to an increase of 66% in business personnel headcount to support our overall growth as a publicly traded company as well as an increase in stock-based compensation expense; and

•

approximately $1.4 million increase in professional fees including commercial research expenses, external legal and audit fees, insurance premiums, corporate communications, public relations and recruiting costs.

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs in connection with being a public company. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income (Expense), Net

Other income increased by $0.1 million from $0.1 million of expense for the three months ended September 30, 2014 to less than $0.1 million for the three months ended September 30, 2015. Other expense for the three months ended September 30, 2014 primarily related to the impact of the re‑measurement expense associated with the change in the fair value of the convertible preferred stock warrant liability.

Interest Expense

Interest expense increased by $0.1 million from $0.1 million for the three months ended September 30, 2014 to $0.2 million for the three months ended September 30, 2015. The increase in interest expense was primarily related to a higher outstanding principal balance under the Loan and Security Agreement for the three months ended September 30, 2015.

Comparison of Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,
	2015	2014	Dollar Change	% Change

	(in thousands)
Collaboration revenue	$6,765	$—	$6,765	100%
Operating expenses:
Research and development	32,157	20,511	11,646	57
General and administrative	10,832	4,929	5,903	120
Total operating expenses	42,989	25,440	17,549	69
Other income (expense):
Other income (expense), net	(435)	(75)	(360)	(480)
Interest expense	(535)	(302)	(233)	(77)
Total other income (expense)	(970)	(377)	(593)	(157)
Net loss	$(37,194)	$(25,817)	$(11,377)	(44)%

Collaboration Revenue

Collaboration revenue was $6.8 million for the nine months ended September 30, 2015 under the Alexion agreement. We did not record any collaboration revenue during the nine months ended September 30, 2014.

Research and Development Expense

Research and development expense increased $11.6 million from $20.5 million for the nine months ended September 30, 2014 to $32.2 million for the nine months ended September 30, 2015, an increase of 57%. The increase in research and development expense was primarily attributable to the following:

•

approximately $4.5 million in increased personnel costs primarily due to an increase of 18% in headcount, largely driven by growth in the clinical and non-clinical organizations as our two lead programs advanced into clinical trials as well as higher stock‑based compensation expense;

•	approximately $4.2 million in clinical activities as we advanced our two lead programs into clinical trials; and
•	approximately $2.9 million as we continue to build our platform and advance our discovery pipeline forward.

We expect that our research and development expense will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, and program management expenses.

General and Administrative Expense

General and administrative expense increased by $5.9 million from $4.9 million for the nine months ended September 30, 2014 to $10.8 million for the nine months ended September 30, 2015, an increase of 120%. The increase in general and administrative expense was primarily attributable to the following:

•

approximately $3.3 million in increased personnel costs primarily due to an increase in stock‑based compensation expense and an increase of 71% in business personnel headcount to support our overall growth as a publicly traded company; and

•	approximately $2.3 million in increase in professional fees including external legal and audit fees, insurance premiums, corporate communications, public relations and recruiting costs.

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs in connection with being a public company. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income (Expense), Net

Other expense increased by $0.3 million from $0.1 million for the nine months ended September 30, 2014 to $0.4 million for the nine months ended September 30, 2015. The increase in other expense was primarily related to the impact of the re‑measurement associated with the change in the fair value of the convertible preferred stock warrant liability.

Interest Expense

Interest expense increased by $0.2 million from $0.3 million for the nine months ended September 30, 2014 to $0.5 million for the nine months ended September 30, 2015. The increase in interest expense was primarily related to a higher outstanding principal balance under the Loan and Security Agreement for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and, to a lesser extent, the Alexion agreement and a debt financing. Through September 30, 2015, we have received an aggregate of $310.5 million from such transactions, including $168.6 million in gross proceeds from our IPO, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $16.8 million of upfront and milestone payments from Alexion and $10.0 million in gross proceeds from the debt financing.

As of September 30, 2015, we had cash and cash equivalents of $179.8 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Net cash used in operating activities	$(18,630)	$(23,820)
Net cash used in investing activities	(2,395)	(301)
Net cash provided by financing activities	153,565	26,752
Net increase in cash and cash equivalents	$132,540	$2,631

Net cash used in operating activities was $18.6 million during the nine months ended September 30, 2015 compared to net cash used in operating activities of $23.8 million during the nine months ended September 30, 2014. The decrease in cash used in operating activities was primarily due to the receipt of $16.8 million of upfront and milestone payments from Alexion, partially offset by an increase in net loss of $11.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Net cash used in investing activities was $2.4 million during the nine months ended September 30, 2015 compared to net cash used in investing activities of $0.3 million during the nine months ended September 30, 2014. Net cash used in investing activities for the nine months ended September 30, 2015 consisted of a security deposit payment for our new office lease agreement as well as purchases of property and equipment.  Net cash used in investing activities for the nine months ended September 30, 2014 consisted of purchases of property and equipment.

Net cash provided by financing activities was $153.6 million during the nine months ended September 30, 2015 compared to net cash provided by financing activities of $26.8 million during the nine months ended September 30, 2014. Net cash provided by financing activities for the nine months ended September 30, 2015 was primarily due to $154.8 million in net proceeds from our IPO after deducting underwriting discounts, commissions and offering costs payable by us, partially offset by $1.3 million of principal payments on term loan payable. The cash provided by financing activities for the nine months ended September 30, 2014 was primarily due to $24.9 million of net proceeds  received from the private placement of our Series B convertible preferred stock and $2.0 million of proceeds from term loan, partially offset by $0.5 million of principal payments on term loan payable.

Borrowings

In May 2013, we entered into the Loan and Security Agreement with Silicon Valley Bank. Under the terms of the Loan and Security Agreement, we borrowed $5.0 million. Loan advances accrue interest at a fixed rate of 2.0% above the prime rate. In November 2014, we amended the Loan and Security Agreement and borrowed an additional $5.0 million. Each loan advance included an interest only payment period. During 2014, we paid principal payments of $0.7 million on the first $3.0 million of advances. During the nine months ended September 30, 2015 we paid principal payments of $1.2 million on the first $5.0 million of advances. Principal payments on the remaining $5.0 million of advances will begin in December of 2015. We are required to pay a fee of 4.0% of the total loan advances at the end of the term of the loan. There are no outstanding financial covenants associated with the Loan and Security Agreement. As of September 30, 2015, we had $8.0 million in outstanding principal under the Loan and Security Agreement.

The term loan is collateralized by a blanket lien on all corporate assets, excluding intellectual property, and by a negative pledge of our intellectual property. The term loan contains covenants, including restrictions on dividends and default provisions. We have determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long term liabilities based on scheduled principal payments.

See Note 5, “Term Loan,” in the accompanying notes to condensed financial statements for additional information.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2015, we had cash and cash equivalents of $179.8 million. We expect that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through at least early 2017. Our future capital requirements will depend on many factors, including:

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

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Based on the composition of our investment portfolio which includes money market funds that invest in U.S. Treasury obligations, the current exposure is immaterial.

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time we contract with vendors that are located Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2015 and 2014, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2015 and 2014.

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

Our management, with the participation of our Chief Executive Officer and Senior Director of Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based upon such evaluation, our Chief Executive Officer and Senior Director of Finance have concluded that, as of September 30, 2015,  our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A.  Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 3 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We are a biopharmaceutical company with a limited operating history and have not generated any revenue from drug sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in April 2011. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates and undertaking pre‑clinical studies of our most advanced drug candidates, BLU-285 and BLU-554. In July 2015, the U.S. Food and Drug Administration, or FDA, accepted our Investigational New Drug, or IND, application for BLU-285 for the treatment of unresectable, treatment-resistant gastrointestinal stromal tumor, or GIST. We have initiated a dose-escalation Phase 1 clinical trial for this indication and are currently enrolling patients in this clinical trial. In September 2015, the FDA accepted our IND application to begin a Phase 1 clinical trial for BLU-285 for the treatment of advanced systemic mastocytosis, or SM, and we are in the process of initiating clinical sites. In June 2015, the FDA accepted our IND application for BLU-554 for the treatment of advanced hepatocellular carcinoma, or HCC, and cholangiocarcinoma. We have initiated a dose-escalation Phase 1 clinical trial for these indications and are currently enrolling patients in this clinical trial. In addition, in September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our drug candidates.

We have not yet demonstrated our ability to successfully complete any clinical trials, including large‑scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, novel target discovery engine and initial drug candidates. In May 2015, we completed an initial public offering, or IPO, of our common stock, which resulted in the sale of 9,367,708 shares, including 1,221,874 shares sold by us pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering,  at a price to the public of $18.00 per share, resulting in gross proceeds of $168.6 million before deducting underwriting discounts and commissions and offering costs payable by us. To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and, to a lesser extent, the research, development and commercialization agreement that we entered into in March 2015 with Alexion Pharma Holding, or Alexion, and a debt financing. Through September 30, 2015, we have received an aggregate of $310.5 million in gross proceeds from such transactions, including $168.6 million in gross proceeds from our IPO, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $16.8 million of upfront and milestone payments from Alexion and $10.0 million in gross proceeds from the debt financing. As of September 30, 2015, our cash and cash equivalents and investments were $179.8 million.

We have incurred net losses in each year since our inception, and we had an accumulated deficit of $119.4 million as of September 30, 2015. Our net loss was $37.2 million for the nine months ended September 30, 2015, $40.3 million for the year ended December 31, 2014 and $20.9 million for the year ended December 31, 2013. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with beginning clinical trials of our drug candidates. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced‑manufacturing expenses. As a public company, we will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

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

The development of pharmaceuticals is capital‑intensive. We are currently advancing our lead drug candidates, BLU‑285 and BLU‑554, through clinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for, our drug candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of Alexion or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our drug candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of September 30, 2015, we had cash and cash equivalents of $179.8 million. We expect that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through at least early 2017. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

Identifying potential drug candidates and conducting pre‑clinical development and testing and clinical trials is a time‑consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

Any additional fundraising efforts may divert our management from their day‑to‑day activities, which may adversely affect our ability to develop and commercialize our drug candidates. Dislocations in the financial markets have generally made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaboration with Alexion, which is limited in scope and duration, and funds already borrowed under the loan and security agreement, or Loan and Security Agreement, that we entered into with Silicon Valley Bank in May 2013. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Risks Related to Drug Development and Regulatory Approval

We are very early in our development efforts with only two drug candidates, BLU-285 and BLU-554, in clinical development. All of our other drug candidates are currently in pre-clinical or earlier stages of development. If we are unable to advance our other drug candidates to clinical development, obtain regulatory approval for our lead drug candidates or other drug candidates and ultimately commercialize our lead drug candidates or other drug candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts with only two drug candidates,  BLU-285 and BLU-554, in clinical development. All of our other drug candidates are currently in pre-clinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification and pre‑clinical development of kinase inhibitors, including the development of our lead drug candidates, BLU‑285 and BLU‑554. Our ability to generate drug revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional pre‑clinical or clinical development, management of clinical, pre‑clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. In addition, our drug development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our lead drug candidates and other drug candidates will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials, including our current Phase 1 clinical trials for BLU-285 and BLU-554;
•	successful completion of pre-clinical studies for our other drug candidates;
•	approval of INDs for future clinical trials for our other drug candidates;
•	successful development of companion diagnostics for use with our drug candidates;
•	receipt of regulatory approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third‑party manufacturers for clinical supply and commercial manufacturing;
•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our drug candidates;
•	launching commercial sales of our drug candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of the drug candidates, if and when approved, by patients, the medical community and third party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	enforcing and defending intellectual property rights and claims; and
•	maintaining a continued acceptable safety profile of the drug candidates following approval.

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

Each of our lead drug candidates, BLU-285 and BLU-554, is in clinical development, and all of our other drug candidates are in pre‑clinical development. The risk of failure for our lead drug candidates and other drug candidates is high. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre‑clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in pre‑clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our pre-clinical studies, current Phase 1 clinical trials and future clinical trials may not be successful.

We have initiated dose-escalation Phase 1 clinical trials for BLU-285 for the treatment of unresectable, treatment-resistant GIST and BLU-554 for the treatment of advanced HCC and cholangiocarcinoma. In addition, in September 2015, the FDA accepted our IND application to begin a Phase 1 clinical trial for BLU-285 for the treatment of advanced SM, and we are in the process of initiating clinical sites. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, in Europe for each drug candidate and, consequently, the ultimate approval and commercial marketing of BLU‑285, BLU‑554 and our other drug candidates. We do not know whether any of our clinical trials for our lead drug candidates will be completed on schedule, if at all.

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

Following our general drug development strategy, we designed our Phase 1 clinical trials of each of BLU‑285 and BLU‑554, and expect to design future trials, to include some patients with the applicable genomic alteration that causes the disease with a view to assessing possible early evidence of potential therapeutic effect. Genomically defined diseases, however, may have relatively low prevalence and it may be difficult to identify patients with the applicable genomic alteration. We intend to engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients with the applicable genomic alteration for our clinical trials. Our inability to enroll a sufficient number of patients with the applicable genomic alteration for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Further, if we are unable to include patients with the applicable genomic alteration, this could compromise our ability to seek participation in FDA’s expedited review and approval programs, including Breakthrough Therapy Designation and Fast Track Designation, or otherwise to seek to accelerate clinical development and regulatory timelines.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals both for our drug candidates and for the related companion diagnostics, we will not be able to commercialize, or will be delayed in commercializing, our drug candidates, and our ability to generate revenue will be materially impaired.

Our drug candidates and the related companion diagnostics and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We may also need marketing approval for the related companion diagnostics. We have not received approval to market any of our drug candidates or related companion diagnostics from regulatory authorities in any jurisdiction and it is possible that none of our drug candidates or any drug candidates or related companion diagnostics we may seek to develop in the future will ever obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre‑clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA for a drug candidate, Pre‑Market Approval, or PMA, application for a companion diagnostic or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre‑clinical, clinical or other studies. Our drug candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

Undesirable side effects caused by our drug candidates could cause us to interrupt, delay or halt pre‑clinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, it is likely that there may be side effects associated with the use of our drug candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drug candidates for any or all targeted indications. The drug‑related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

While we have received orphan drug designation for one of our lead drug candidates, we may seek orphan drug designation for some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

In September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC. As part of our business strategy, we may seek orphan drug designation for some of our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers.

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

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek orphan drug designation for our other drug candidates in addition to BLU-554 for the treatment of HCC, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If BLU‑285 receives marketing approval for advanced SM, GIST and/or for patients with GIST with the PDGFRα D842V mutation, it may face competition from other drug candidates in development for these indications, including drug candidates in development from AB Science S.A., Plexxikon Inc., a wholly‑owned subsidiary of Daiichi Sankyo Company, Limited, Deciphera Pharmaceuticals, LLC, Novartis AG, AROG Pharmaceuticals, Inc. and ARIAD Pharmaceuticals, Inc. Further, if BLU‑554 receives marketing approval for patients with HCC with FGF19 overexpression, it will face competition from sorafenib, the only approved systemic medical therapy for HCC. In addition, we are aware of potentially competitive drug candidates in development by AstraZeneca plc, Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd. and Xoma Ltd.

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

Although we do not currently have any drugs on the market, once we begin commercializing our drug candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third‑party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third‑party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

We rely on third parties to conduct our clinical trials for our drug candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, CROs, contract laboratories and other third parties to conduct or otherwise support clinical trials for our drug candidates. We expect to rely heavily on these parties for execution of clinical trials for our drug candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

As of September 30, 2015, we owned four pending U.S. patent applications, eight pending foreign patent applications in a number of jurisdictions, including Argentina, Bolivia, Pakistan, Taiwan and Venezuela, and three pending Patent Cooperation Treaty, or PCT, patent applications directed to our KIT program, including BLU-285. Any U.S. or ex-U.S. patents issuing from the pending applications covering BLU-285 will have a statutory expiration date of October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of September 30, 2015, we owned two issued U.S. patents, three pending U.S. patent applications, 23 foreign patent applications in a number of jurisdictions, including Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico New Zealand, Russia, South Africa, and two pending PCT patent applications directed to our FGFR4 program, including BLU-554. Any U.S. or ex-U.S. patent issuing from the pending applications covering BLU-554 will have a statutory expiration date of July 2033, December 2033, or October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of September 30, 2015, we owned one provisional U.S. patent application directed to our RET program, which, if issued, will have a statutory expiration date of 2036.  As of September 30, 2015, we owned one provisional U.S. patent application directed to NTRK, which, if issued, will have a statutory expiration date of 2036.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of September 30, 2015, we owned one pending U.S. patent application and nine pending PCT patent applications directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same methods or formulations or the same subject matter, in either case, that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty. For example, we are aware of a U.S. patent application filed by a third party that has pending generic composition of matter claims, which if issued as pending, could cover BLU-554. While we may decide to initiate proceedings to challenge the validity of any resulting patent in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to most of the pending patent applications covering our drug candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, have been significantly narrowed by the time they issue, if at all. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

Even if they are unchallenged, our issued patents and our pending patents, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or drugs in a non‑infringing manner. For example, a third party may develop a competitive drug that provides benefits similar to one or more of our drug candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our drug candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our drug candidates could be negatively affected, which would harm our business.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates and technology, including interference proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our drugs are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to kinase inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of a U.S. patent application filed by a third party that has pending generic composition of matter claims, which if issued as pending, could cover BLU-554.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the United States and other countries, including the Leahy‑Smith America Invents Act, or Leahy‑Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy‑Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost‑effective avenues for competitors to challenge the validity of patents. In addition, the Leahy‑Smith Act has transformed the U.S. patent system into a “first to file” system. The first‑to‑file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy‑Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

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

We are highly dependent on the research and development, clinical and business development expertise of Jeffrey W. Albers, our President and Chief Executive Officer, Anthony L. Boral, our Senior Vice President, Clinical Development, and Christoph Lengauer, our Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. For example, as previously announced, Kyle D. Kuvalanka resigned from his position as our Chief Business Officer in September 2015. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to continue hiring qualified development personnel. Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing key employees and executive officers may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize drugs. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of September 30, 2015 we had 71 full‑time employees, and in connection with operating as a public company, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day‑to‑day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Risks Related to Our Common Stock

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an “emerging growth company,” we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes‑Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time‑consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and in the future may be subject to substantial volatility. In addition, the stock market in general, and NASDAQ listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $37.17 and a low price of $18.00 per share for the period April 30, 2015, our first day of trading on The NASDAQ Global Select Market, through November 6, 2015. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

•	the success of competitive drugs or technologies;
•	results of clinical trials of our drug candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our drug candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional drug candidates or drugs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

An active trading market for our common stock may not be sustained, and investors may not be able to resell their shares at or above the price they paid.

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

If equity research analysts do not publish research or reports about our business or if they publish negative evaluations of or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will relies in part on the research and reports that equity research analysts publish about us or our business. We do not control these analysts. We may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our common stock, the price of our common stock could decline. If one or more of these analysts cease to cover our common stock, we could lose visibility in the market for our common stock, which in turn could cause our common stock price to decline.

Our executive officers, directors, principal stockholders and their affiliates maintain the ability to exercise significant influence over our company and all matters submitted to stockholders for approval.

The holdings of our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, represent beneficial ownership, in the aggregate, of greater than 50% of our common stock, based on the number of shares of our common stock outstanding as of September 30, 2015. As a result, these stockholders, if they choose to act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Future sales of our common stock, including by us or our directors and executive officers or shares issued upon the exercise of currently outstanding options, could cause our stock price to decline.

A substantial portion of our outstanding common stock can be traded without restriction at any time. In addition, a portion of our outstanding common stock is currently restricted as a result of federal securities laws, but can be sold at any time subject to applicable volume limitations. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, by us or others, could reduce the market price of our common stock or impair our ability to raise adequate capital through the sale of additional equity securities. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre‑change net operating loss carryforwards and certain other pre‑change tax attributes to offset its post‑change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of this offering or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2014, we had federal net operating loss carryforwards of approximately $78.1 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We presently have no publicly announced share repurchase plan or program. All repurchased shares of common stock described in the following table were initially issued as equity incentive awards to employees, directors or consultants in the form of restricted stock or upon the exercise of early-exercisable but unvested stock options. All repurchases were made upon forfeiture of shares of common stock by the recipient of such equity incentive awards in connection with the termination of employment or other service relationship with us. Pursuant to the award agreements governing such grants, the repurchase price for all shares was equal to the price per share initially paid by the recipient. The following table provides information relating to our repurchase of shares of our common stock in the third quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	16,835	1.49	—	—
Total	16,835	$1.49	—	—

Use of Proceeds from Initial Public Offering of Common Stock

On May 5, 2015, we completed an IPO of our common stock, which resulted in the sale of 9,367,708 shares, including 1,221,874 shares sold by us pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering, at a price to the public of $18.00 per share. The offer and sale of all of the shares in our IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-202938), which was declared effective by the SEC on April 29, 2015. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate until the sale of all of the shares offered. Goldman, Sachs & Co. and Cowen and Company acted as joint book-running managers for the offering. JMP Securities acted as a co-manager for the offering. Wedbush PacGrow also acted as a co-manager for the offering.

We received approximately $154.8 million in net proceeds after deducting underwriting discounts and commissions and offering costs payable by us. As of September 30, 2015, we estimate that we have used approximately $21.6 million of the net proceeds from the offering as follows: approximately $3.7 million of external costs to fund our Phase 1 clinical trials for BLU-285 and BLU-554; approximately $7.0 million of external costs for new and ongoing research activities; approximately $3.9 million of internal research and development costs and approximately $7.0 million for working capital and other general corporate purposes. None of the offering expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, and we have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any such persons. There has been no material change in the planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on April 30, 2015 pursuant to Rule 424(b)(4) under the Securities Act. We have invested the unused proceeds from the offering in cash equivalents in accordance with our investment policy.

Item 5. Other Information

On November 6, 2015, we entered into employment agreements with each of Jeffrey W. Albers, our President and Chief Executive Officer, Christoph Lengauer, our Chief Scientific Officer, and Anthony L. Boral, our Senior Vice President, Clinical Development. These employment agreements provide for “at will” employment and supersede and replace in all respects the terms of the offer letter agreements that we previously entered into with such executive officers in connection with their employment with us.

Jeffrey W. Albers. The employment agreement entitles Mr. Albers to an initial base salary of $425,000, which is subject to periodic review and adjustment. Mr. Albers is also eligible for an annual performance bonus targeted at 45% of his base salary. Mr. Albers is eligible to participate in the employee benefit plans generally available to full-time employees, subject to the terms of those plans. If Mr. Albers’ employment is terminated by us without cause (as defined in his employment agreement) or by Mr. Albers for good reason (as defined in his employment agreement), and subject to Mr. Albers’ execution of a release of potential claims against us, Mr. Albers will be entitled to receive: (i) a lump sum in cash in an amount equal to 12 months of base salary and (ii) a monthly cash payment for 12 months for medical and dental benefits or Mr. Albers’ COBRA health continuation period, whichever ends earlier. However, in the event that Mr. Albers’ employment is terminated by us without cause, or Mr. Albers terminates his employment with us for good reason, in either case within 12 months following the occurrence of a sale event (as defined in his employment agreement), in lieu of the severance payments and benefits described in the preceding sentence and subject to Mr. Albers’ execution of a release of potential claims against us, Mr. Albers will be entitled to receive: (i) a lump sum in cash in an amount equal to the sum of 18 months of Mr. Albers’ base salary then in effect plus one-and-one half times Mr. Albers’ target annual incentive compensation for the year in which the termination occurs, (ii) a monthly cash payment for 18 months for medical and dental benefits or Mr. Albers’ COBRA health continuation period, whichever ends earlier, and (iii) full and immediate vesting and exercisability of all time-based stock options and other time-based stock-based awards held by Mr. Albers. Mr. Albers has also previously entered into a Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement that contains, among other things, non-competition and non-solicitation provisions that apply during the term of Mr. Albers’ employment and for 12 months thereafter.

Christoph Lengauer. The employment agreement entitles Dr. Lengauer to an initial base salary of $415,000, which is subject to periodic review and adjustment. Dr. Lengauer is also eligible for an annual performance bonus targeted at 35% of his base salary. Dr. Lengauer is eligible to participate in the employee benefit plans generally available to full-time employees, subject to the terms of those plans. If Dr. Lengauer’s employment is terminated by us without cause (as defined in his employment agreement) or by Dr. Lengauer for good reason (as defined in his employment agreement), and subject to Dr. Lengauer’s execution of a release of potential claims against us, Dr. Lengauer will be entitled to receive: (i) a lump sum in cash in an amount equal to 12 months of base salary and (ii) a monthly cash payment for 12 months for medical and dental benefits or Dr. Lengauer’s COBRA health continuation period, whichever ends earlier. However, in the event that Dr. Lengauer’s employment is terminated by us without cause, or Dr. Lengauer terminates his employment with us for good reason, in either case within 12 months following the occurrence of a sale event (as defined in his employment agreement), in lieu of the severance payments and benefits described in the preceding sentence and subject to Dr. Lengauer’s execution of a release of potential claims against us, Dr. Lengauer will be entitled to receive: (i) a lump sum in cash in an amount equal to the sum of 12 months of Dr. Lengauer’s base salary then in effect plus Dr. Lengauer’s target annual incentive compensation for the year in which the termination occurs, (ii) a monthly cash payment for 12 months for medical and dental benefits or Dr. Lengauer’s COBRA health continuation period, whichever ends earlier, and (iii) full and immediate vesting and exercisability of all time-based stock options and other time-based stock-based awards held by Dr. Lengauer. Dr. Lengauer has also previously entered into a Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement that contains, among other things, non-competition and non-solicitation provisions that apply during the term of Dr. Lengauer’s employment and for 12 months thereafter.

Anthony L. Boral. The employment agreement entitles Dr. Boral to an initial base salary of $325,000, which is subject to periodic review and adjustment Dr. Boral is also eligible for an annual performance bonus targeted at 30% of his base salary. Dr. Boral is eligible to participate in the employee benefit plans generally available to full-time employees, subject to the terms of those plans. If Dr. Boral’s employment is terminated by us without cause (as defined in his employment agreement) or by Dr. Boral for good reason (as defined in his employment agreement), and subject to

Dr. Boral’s execution of a release of potential claims against us, Dr. Boral will be entitled to receive: (i) a lump sum in cash in an amount equal to 12 months of base salary and (ii) a monthly cash payment for 12 months for medical and dental benefits or Dr. Boral’s COBRA health continuation period, whichever ends earlier. However, in the event that Dr. Boral’s employment is terminated by us without cause, or Dr. Boral terminates his employment with us for good reason, in either case within 12 months following the occurrence of a sale event (as defined in his employment agreement), in lieu of the severance payments and benefits described in the preceding sentence and subject to Dr. Lengauer’s execution of a release of potential claims against us, Dr. Boral will be entitled to receive: (i) a lump sum in cash in an amount equal to the sum of 12 months of Dr. Boral’s base salary then in effect plus Dr. Boral’s target annual incentive compensation for the year in which the termination occurs, (ii) a monthly cash payment for 12 months for medical and dental benefits or Dr. Boral’s COBRA health continuation period, whichever ends earlier, and (iii) full and immediate vesting and exercisability of all time-based stock options and other time-based stock-based awards held by Dr. Boral. Dr. Boral has also previously entered into a Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement that contains, among other things, non-competition and non-solicitation provisions that apply during the term of Dr. Boral’s employment and for 12 months thereafter.

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blueprint Medicines Corporation

Date: November 9, 2015	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Michael Landsittel
Michael Landsittel
Senior Director of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1*	Fifth Amended and Restated Certificate of Incorporation of the Registrant
3.2*	Amended and Restated Bylaws of the Registrant
10.1†*	Resignation Agreement, dated August 13, 2015, by and between the Registrant and Kyle D. Kuvalanka
10.2*	Employment Agreement, dated November 6, 2015, by and between the Registrant and Jeffrey W. Albers
10.3*	Employment Agreement, dated November 6, 2015, by and between the Registrant and Christoph Lengauer
10.4*	Employment Agreement, dated November 6, 2015, by and between the Registrant and Anthony L. Boral
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.
+

The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.