Form 10-K
period 2015-12-31
Blueprint Medicines Corp
filed 2016-03-11
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-37359

BLUEPRINT MEDICINES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	26-3632015
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

38 Sidney Street, Suite 200 Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 374-7580

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☐   No    ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No    ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☑   No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☑   No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No    ☑

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on the NASDAQ Global Select Market on such date, was approximately $389,520,000.

Number of shares of the registrant’s common stock, par value $0.001 per share, outstanding on February 29, 2016:  27,201,271

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Unless otherwise stated, all references to “us,” “our,” “Blueprint,” “Blueprint Medicines,” “we,” the “Company” and similar designations in this Annual Report on Form 10-K refer to Blueprint Medicines Corporation and its consolidated subsidiary, Blueprint Medicines Security Corporation.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our Phase 1 clinical trials for BLU-285 and BLU-554, and our research and development programs;
•	our ability to advance drug candidates into, and successfully complete, clinical trials;
•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization of our drug candidates, if approved;
•	the pricing and reimbursement of our drug candidates, if approved;
•	the implementation of our business model, strategic plans for our business, drug candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of our existing collaboration with Alexion Pharma Holding and our ability to enter into other strategic arrangements;
•	our ability to maintain and establish collaborations or obtain additional grant funding;
•	our financial performance; and
•	developments relating to our competitors and our industry.

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results, performance or achievements may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Part I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on improving the lives of patients with genomically defined diseases driven by abnormal kinase activation. Our approach is to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and to craft drug candidates with therapeutic windows that may provide significant and durable clinical responses to patients without adequate treatment options. This integrated biology and chemistry approach enables us to drug known kinases that have been difficult to inhibit selectively and also identify, characterize and drug novel kinase targets. By focusing on diseases in genomically defined patient populations, we believe that we will have a more efficient development path with a greater likelihood of success. Leveraging our novel target discovery engine, we have developed a robust small molecule drug pipeline in cancer and a rare genetic disease. One of our lead drug candidates is BLU-285, which targets KIT Exon 17 mutants and PDGFRα D842V, abnormally active receptor tyrosine kinase mutants that are drivers of cancer and proliferative disorders. BLU-285 is currently being developed for patients with systemic mastocytosis, or SM, a myeloproliferative disorder of the mast cells, and defined subsets of patients with gastrointestinal stromal tumor, or GIST, the most common sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract. Our other lead drug candidate is BLU‑554, which targets FGFR4, a kinase that is aberrantly activated and is a driver of disease in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. Both drug candidates have demonstrated proof of concept in pre-clinical models.

In June 2015, July 2015 and September 2015, respectively, the U.S. Food and Drug Administration, or FDA, accepted our Investigational New Drug, or IND, applications for BLU-554 for the treatment of advanced HCC and cholangiocarcinoma, a rare form of cancer that affects the bile ducts, BLU-285 for the treatment of unresectable, treatment-resistant GIST and BLU-285 for the treatment of advanced SM. We have initiated dose-escalation Phase 1 clinical trials for each of these indications and are currently enrolling patients in each of these clinical trials. We expect preliminary data for each of these Phase 1 clinical trials to be available by the end of 2016.  In  September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST and SM.

We are also developing BLU-667, a drug candidate that targets RET, a receptor tyrosine kinase that can become abnormally activated by mutations or translocations, which occurs when a portion of the gene that encodes RET is joined to part of another gene to encode a fusion protein, and RET resistant mutants that we predict will arise from treatment with first generation therapies. A fusion protein is encoded by a fusion gene, which is a gene in which a portion of one gene is joined to part of another gene. In the case of RET, a portion of the RET gene that encodes the kinase domain is joined to part of another gene. RET fusion proteins are always active and are thought to be drivers in several cancers. RET is a driver of disease in non-small cell lung cancer and cancers of the thyroid, and our research suggests that RET may be a driver of disease in subsets of colon and breast cancer. In pre-clinical studies, BLU6864, a structurally related compound that we identified in the course of developing BLU-667, induced tumor regression in disease models driven by the primary RET fusion and a predicted secondary on-target resistance mutation. We plan to initiate 28-day Good Laboratory Practice, or GLP, toxicology studies for BLU-667 in the first half of 2016 with the goal of identifying the dose limiting toxicity and anticipated first-in-human dose for BLU-667. We plan to file an IND for BLU-667 by the end of 2016.

In addition, we have identified predicted resistance mutations in the neurotrophic tyrosine receptor kinase, or NTRK, some of which have recently been clinically observed by others. NTRK is believed to be a driver of disease in a broad set of cancers. We have nominated two development candidates for potential clinical development as inhibitors of NTRK and predicted NTRK resistant mutants. Leveraging our novel target discovery engine, we also have initiated efforts for a discovery program for an undisclosed kinase target and plan to nominate two more programs by the end of 2016, including at least one program focused on kinases as therapeutic targets in cancer immunotherapy, also referred to as immunokinases.

Approved kinase drugs, such as imatinib, have demonstrated significant benefit to patients, and small molecule kinase drugs achieved over $17 billion in 2014 sales. Despite this success, there is room for further improvement in kinase drug discovery and development. Many of the approved drugs are multi‑kinase inhibitors that are not selective for disease drivers. This results in off‑target toxicities that limit dose levels and target inhibition, thereby reducing efficacy. Further, patients who initially respond to a targeted kinase treatment often relapse due to the development of resistance mutations. Finally, as of December 31, 2015, kinase drugs approved by the FDA are only directed at less than five percent of the 518 kinases that constitute the kinome. For many of the known kinases, there is a strong link between genetic alterations in a kinase and disease, including specific forms of cancer and rare genetic diseases. However, the function of the majority of the kinome is still unknown. Taken together, this represents a substantial opportunity for developing novel and transformative drugs for cancer, rare genetic diseases and other disease areas, including cancer immunotherapy.

To capitalize on the kinase opportunity, we built a platform that integrates a novel target discovery engine and a proprietary compound library. Our novel target discovery engine, which was developed entirely in‑house, combines our expertise in genomics, bioinformatics, and cell and structural biology to provide new insights into the biology of kinases as drivers of disease. To develop kinase drugs, we start by interrogating our proprietary compound library. Our library is a unique collection of novel small molecules rationally designed and developed entirely in‑house by Blueprint Medicines’ scientists as kinase inhibitors and enriched for drug‑like properties. We do not owe any royalties or other fees to any parties associated with our novel target discovery engine and our proprietary compound library. Using this platform, we have produced a drug pipeline of several promising drug candidates that target genomically defined patient subsets. We believe that our strategy will allow us to deliver transformative drugs to patients while building a fully-integrated biopharmaceutical company.

Our two lead programs targeting KIT Exon 17 and FGFR4 provide strong evidence of the power of our proprietary compound library. These targets have been well characterized in the scientific literature as disease drivers, but have been challenging to inhibit selectively with small molecules. Our RET program provides evidence of the strength of our novel target discovery engine and proprietary compound library. Leveraging our expertise in structural and cell biology, we predicted future resistance mutations resulting from treatment with drugs with RET inhibitory activity and have crafted drug candidates that will be effective against RET and predicted RET resistant mutants.

BLU‑285 is an orally available, potent and selective inhibitor of mutations in KIT Exon 17, which encodes a portion of the tyrosine kinase domain. BLU‑285 also potently and selectively inhibits the PDGFRα D842V mutation. Due to the high degree of structural similarity of the kinase domains of KIT and PDGFRα, BLU‑285 is able to inhibit both KIT Exon 17 mutants and the PDGFRα D842V mutant with minimal inhibition of other kinases. BLU‑285 is a highly targeted therapeutic candidate for genomically‑selected patients with diseases driven by these mutations, including SM and GIST, which are KIT and PDGFRα mediated diseases.

Imatinib, an inhibitor of KIT and PDGFRα, which is a driver in a subset of GIST, is marketed by a competitor and approved for the treatment of SM and GIST, validating KIT and PDGFRα as therapeutic targets in these diseases. However, a meaningful percentage of patients harbor mutations in KIT and PDGFRα that are not targeted by imatinib and fail to respond to treatment with the drug. We plan to initially develop BLU‑285 for targeted patient populations that harbor these mutations and currently lack adequate treatments. BLU‑285 has shown significant tumor regression in pre-clinical models of SM and GIST, which we believe to be highly predictive of clinical response. In July 2015 and September 2015, respectively, the FDA accepted our IND applications for BLU-285 for the treatment of unresectable, treatment-resistant GIST and BLU-285 for the treatment of advanced SM. We have initiated dose-escalation Phase 1 clinical trials for each of these indications. Once the maximum tolerated dose, or MTD, is reached, or a recommended dose is established, we will evaluate whether to open expansion cohorts in selected patient subsets for each of these Phase 1 clinical trials.

BLU‑554 is an orally available, potent, selective and irreversible inhibitor of the kinase FGFR4. FGFR4 has historically been a challenging target to drug selectively given the closely related paralogs, proteins encoded by closely related genes, namely FGFR1‑3. Aberrantly active FGFR4 signaling is a driver of disease in a subset of patients with hepatocellular carcinoma, or HCC, a disease with high unmet need and no approved genomically‑targeted therapies. We plan to initially develop BLU‑554 for a genomically defined patient population within HCC with aberrantly active FGFR4 signaling. BLU‑554 has shown significant anti‑tumor activity in several different pre-clinical models of HCC with aberrantly active FGFR4 signaling. In June 2015, the FDA accepted our IND application for BLU-554 for the treatment of advanced HCC and cholangiocarcinoma. We have initiated a dose-escalation Phase 1 clinical trial for this indication. Once the MTD is reached, or a recommended dose is established, we will evaluate whether to open expansion cohorts in selected patient subsets for this Phase 1 clinical trial.

BLU-667 is an orally available, potent and selective inhibitor of the kinase RET and predicted RET resistant mutants. RET is a driver of disease in non-small cell lung cancer and cancers of the thyroid, and our research suggests that RET may be a driver of disease in subsets of colon and breast cancer. By leveraging our proprietary compound library, we identified BLU-667, which selectively inhibits not only RET but also the RET resistant mutants. In pre-clinical studies, BLU6864, a structurally related compound that we identified in the course of developing BLU-667, induced tumor regression in disease models driven by the primary RET fusion and a predicted secondary on-target resistance mutation. We plan to initiate 28-day GLP toxicology studies for BLU-667 in the first half of 2016 with the goal of identifying the dose limiting toxicity and anticipated first-in-human dose for BLU-667. We plan to file an IND for BLU-667 by the end of 2016.

Our Mission

Blueprint Medicines’ mission is to dramatically improve the lives of patients with genomically defined diseases. Our singular focus is to use our deep understanding of the genetic blueprint of cancer and other diseases driven by the abnormal activation of kinases to craft highly selective medicines aimed at eradicating these diseases.

Our Principles

We maintain a culture of high integrity that embraces the following guiding principles to provide long‑term benefits to patients and our stakeholders:

•	Patients First — Maintaining intense focus on improving patients’ lives.
•	Thoughtfulness — Exploring creative approaches, daring to make well‑thought‑out decisions and owning the outcomes.
•	Trust — Through collaboration and cooperation, building and maintaining a cohesive team that has mutual respect of different viewpoints and talents.
•	Optimism — Pursuing transformative therapies that we believe will make a difference.
•	Urgency — Solving complex problems rapidly, with attention and care.

Our Strategy

Our goal is to become a fully-integrated biopharmaceutical company capable of delivering transformative drugs to patients. The key tenets of our strategy include the following:

•

Rapidly advance our lead drug candidates, BLU‑285 and BLU‑554, through clinical development. We have initiated dose-escalation Phase 1 clinical trials for BLU-285 for the treatment of unresectable, treatment-resistant GIST,  BLU-285 for the treatment of advanced SM and BLU-554 for the treatment of advanced HCC and cholangiocarcinoma,  and we are currently enrolling patients in each of these clinical trials. In addition, in September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST and SM. In addition, we are working with physicians and patient advocacy groups to rapidly identify and enroll patients most likely to respond to our therapies. For some of our drug candidates, in order to select patients most likely to respond to our therapies and rapidly confirm mechanistic and clinical proof of concept, we may seek to develop companion diagnostics or assays to measure target engagement and pathway modulation, which are confirmation that a drug binds to its intended protein target in vivo, and we may develop measures of early response. We expect these approaches may enable earlier determination of clinical activity, allow for clear decision points for the clinical and regulatory development of our drug candidates and, for any of our drug candidates that receive marketing approval, improve patient care by identifying patients who will benefit from the therapy. With early and encouraging clinical results, we plan to apply for fast track designation and breakthrough therapy designation which, if granted, are intended to accelerate clinical development and expedite regulatory review and approval.

•

Build a pipeline of kinase drugs for patients with genomically defined drivers of disease. We will continue to leverage our platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. We anticipate filing an IND for BLU-667 for the treatment of RET fusions and predicted RET resistant mutants by the end of 2016. In addition, we have nominated two development candidates for potential clinical development as inhibitors of NTRK and predicted NTRK resistant mutants.  We also have initiated efforts for a discovery program for an undisclosed kinase target and plan to nominate two more programs by the end of 2016, including at least one program focused on kinases as therapeutic targets in cancer immunotherapy. Our goal is to file one IND annually on average.

•

Continuously invest in our proprietary discovery platform to ensure future growth.  We plan to enhance our target discovery engine to enable new insights into known kinase biology and to identify new kinase drug targets. We are focused on uncovering the potential role of the “kinases of unknown biology,” or KUBs, which constitute the majority of the kinome. We plan to expand our proprietary compound library to cover close to 100% of the kinome and to increase the number of compound families that inhibit each kinase target.

•

Build core capabilities that allow us to commercialize our products and evaluate strategic collaborations to maximize value.  We currently retain 100% of the commercial rights for all of our oncology‑focused programs, and we have a rare genetic disease program that is the subject of our collaboration with Alexion Pharma Holding, or Alexion. We believe that therapies for diseases in genomically defined patient populations can often be brought to patients through a focused commercial organization without the need for a commercial partner. If any of our drug candidates receive regulatory approval in the United States, we expect to maximize value by building a focused organization to commercialize our products. For any drug candidates that receive regulatory approval outside the United States, we may commercialize such products on our own or seek one or more strategic partners to commercialize such products. We will continue to evaluate additional collaborations that could maximize the value for our programs and allow us to leverage the expertise of strategic collaborators. We are also focused on engaging in collaborations to capitalize on our platform outside of our primary strategic focus area of cancer.

•

Maintain Blueprint Medicines’ patient-focused and science-driven culture as we grow our business. We are focused on building an entrepreneurial organization that is patient‑focused and science‑driven and fosters a culture of creativity,  innovation, hard work and an urgency for efficiently developing treatments to improve the lives of patients who have few, if any, treatment options. As we grow, we intend to continue hiring the most qualified individuals in biology, chemistry, clinical development and business, who fit within our culture and incorporate our entrepreneurial spirit and passion for developing transformative drugs that have the potential to improve patients’ lives. We also intend to continue fostering an environment that encourages tight integration across disciplines to ensure a seamless flow of ideas and information exchange.

Our Focus — Highly Selective Kinase Drugs for Genomically Defined Diseases

Kinases are enzymes that function in many signaling pathways to regulate critical cellular functions. Kinase-dependent signaling networks are present in multiple different cell types, including muscle cells and cells of the immune system, and deregulation of these networks can lead to disease pathology. Abnormal activation of kinases has been shown to drive several key activities of cancer cells, including growth, survival, metabolism, cell motility and angiogenesis. Kinases may become abnormally activated through a number of mechanisms, including when: (1) a gene mutates creating a change in the resulting protein sequence; (2) chromosomes become rearranged creating a translocation or a fusion gene; or (3) excessive amounts of protein are created due to gene duplication or dysregulation leading to overexpression. There is a strong link between genetic alterations in kinases and disease, including specific forms of cancer and rare genetic diseases. Several kinases have been validated as oncogenes, which are genes that when altered can initiate and maintain cancer growth. Examples of oncogenes are ABL, EGFR, B‑RAF, ALK, BTK and JAK, among many others. Ongoing genomic analyses of tumor data sets continue to identify new roles for kinases as drivers of disease.

As of December 31, 2015, there were 34 FDA‑approved small molecule drugs that target less than five percent of the 518 kinases, of which all but two are indicated for cancer. Kinase inhibition continues to be a fruitful approach for cancer drug development. From 2012 to 2015, 16 of 41 FDA‑approved cancer drugs were kinase inhibitors.

Despite these successes, several opportunities remain in kinase drug discovery and development.

•

Identifying novel kinase drivers of disease.  Very few kinases are the focus of approved drugs. Further, the function of the majority of the kinome still remains unexplored. Thus, there is substantial opportunity for developing novel and transformative therapies that target well‑characterized but currently difficult-to-drug kinases as well as KUBs.

•

Crafting very selective kinase drugs. Due to the high degree of homology between kinases, specific targeting of a given kinase can be challenging. Many of the approved kinase drugs inhibit multiple kinases and are referred to as multi‑kinase inhibitors. Due to inhibition of off‑target kinases, these multi‑kinase inhibitors often give rise to severe unwanted effects, which can negatively impact the ability to dose patients at sufficient levels to achieve optimal efficacy. We believe increasing selectivity will minimize off‑target toxicities and will improve efficacy by enabling higher dose levels and greater target inhibition. Further, combination therapies require that the drugs have non‑overlapping toxicities, which could be minimized with more selective agents.

•

Generating novel chemical matter required to target difficult‑to‑drug kinases.  Novel chemical matter is needed to address targets that are known but have proven difficult-to-drug. Pharmaceutical companies generally rely on known chemical families as the basis of drug discovery programs. Consequently, the vast majority of pharmaceutical companies have similar compound libraries. New approaches are needed to develop novel chemistry and differentiated libraries that can inhibit difficult‑to‑drug kinases in alternate ways.

•

Overcoming resistance mediated by the alteration of kinase targets.  Most approved kinase inhibitors provide only temporary disease control. Patients may relapse due to the emergence of on-target resistance mutations. Novel approaches are needed to predict and inhibit resistant mutants thus providing more durable clinical responses.

Our Approach and Platform

Our approach is to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and to craft drug candidates with therapeutic windows that provide significant and durable clinical responses to patients. This approach enables us to drug known kinase targets that have been difficult to inhibit selectively and also identify, characterize and drug novel kinase targets. By focusing on diseases in genomically defined patient populations, we believe that we can quickly identify the patients most likely to respond, resulting in a more efficient development path with a greater likelihood of success.

Our approach is enabled by our drug discovery platform consisting of two pillars:

•	a proprietary, highly‑annotated library of novel compounds; and
•	a novel target discovery engine, which is a comprehensive process that interrogates kinase biology from many angles using genomics, structural biology and cell biology.

Our proprietary compound library is a unique collection of small molecules designed and developed entirely in‑house by Blueprint Medicines’ scientists as kinase inhibitors and enriched for drug‑like properties. We do not owe royalties or other fees to any parties associated with our novel target discovery engine and our proprietary compound library. This provides high‑quality compounds to start kinase drug discovery programs and to use in identifying new kinase targets. The compounds were designed as kinase inhibitors without specific targets in mind, a design strategy that yielded a diversity of novel chemical structures that provide access to unique chemical matter. Each compound has been extensively characterized for binding to over 450 kinases and disease‑relevant kinase mutants; the majority of known kinases are targeted by at least one compound family. Thus, this “annotated” compound library provides high‑quality medicinal chemistry starting points that enable quick‑starts to drug discovery programs, avoiding the expense and time spent running high throughput screens. Notably, our proprietary compound library has yielded high quality chemical starting points for previously difficult‑to‑drug kinases. We plan to expand our proprietary compound library to cover close to 100% of the kinome and to increase the number of compound families that inhibit each kinase target.

We have established a novel target discovery engine, which was developed entirely in‑house under the direction of our chief scientific officer, to provide new insights into the biology of kinases as drivers of disease and to identify new kinase drug targets. There are two aspects to the novel target discovery engine:

•

Genomics Approach to Identify Novel Kinase Targets.  Our high‑capacity computing infrastructure allows not only storage of very large genomic databases but also rapid analyses of these data using proprietary algorithms developed by our bioinformaticians. For example, using our proprietary kinase fusion detection algorithm to analyze human tumor sequences, we have identified both novel kinase fusions and new disease indications for several known kinase fusions. These results were published in Nature Communications in 2014.

•

Cell‑based Screens to Identify Novel Kinase Targets.  In this approach, a subset of the compounds in our proprietary compound library that exhibit remarkable potency and/or selectivity for one or a few kinases — our “tool compounds” — are used as probes in disease‑relevant cell‑based screens. Many of these tool compounds inhibit KUBs and thus allow us to evaluate potential roles for these relatively unexplored kinases in human disease.

Another aspect of our novel discovery engine is predicting resistance mutations. Through our structural and cell biology expertise, we predict mutations in kinases that render the enzyme insensitive to inhibition by an approved drug or compound in development. While treatment of patients with genomically defined cancers with a targeted therapy typically results in a significant anti‑tumor response, frequently the response is not durable. In tumors driven by an activated kinase, kinase reactivation via mutation is a common mechanism of resistance. Using our structural biology and computational chemistry expertise, we predict what changes in the kinase might result in a resistant enzyme and then confirm this prediction in a relevant cell culture model. We have and may continue to form collaborations to track emerging patterns of resistance in the clinic to confirm our predictions. We have used this process of predicting resistance to inform the design of several of our next generation drugs, including BLU-667 for RET fusions and predicted RET resistant mutants. In addition, applying our resistance mutation prediction algorithm, we have predicted resistance mutations in NTRK, some of which have recently been clinically observed by others, and we have nominated two development candidates for potential clinical development as inhibitors of NTRK and predicted NTRK resistant mutants.

Our platform has already yielded a robust pipeline. KIT Exon 17 mutants, while known drivers of disease, historically, were not selectively drugged successfully. We developed BLU‑285 as a selective inhibitor of KIT Exon 17 mutants, an effort facilitated by our proprietary compound library. Aberrant signaling through FGFR4 is a known genomic driver in a subset of HCC patients. This kinase has been difficult to drug selectively due to the close homology of the FGFR family members. We developed BLU‑554 as a selective inhibitor of FGFR4 to address the unmet medical need in this genomically defined HCC patient population. In addition, we applied our resistance mutation prediction algorithm in our RET program to identify mutant forms of the kinase that are resistant to multi‑kinase inhibitors with RET activity. We have developed BLU-667, a potent and selective inhibitor of RET and predicted RET resistant mutants with activity against both the wild‑type and mutant enzymes, another effort that is facilitated by our proprietary compound library. Finally, we are currently using and will continue to use our tool compounds to explore the role of KUBs in human disease with the goal of identifying novel kinase targets.

Our Development Programs

We have leveraged our platform to develop a robust drug pipeline of orally available, potent and selective small molecule kinase inhibitors that target genomic drivers in several cancers and a rare genetic disease. We currently own worldwide commercial rights to all of our oncology‑focused drug candidates, and we have a rare genetic disease program that is the subject of our collaboration with Alexion. Our most advanced drug candidates are summarized in the table below.

Drug Candidates	Initial Diseases	Genomic Drivers	Stage of Development	Commercial Rights
BLU‑285 (KIT Exon 17 mutants and PDGFRα D842V inhibitor)	SM	KIT D816V	Phase 1 enrolling	Blueprint Medicines
	GIST	PDGFRα D842V	Phase 1 enrolling
	GIST	KIT Exon 17 mutants	Phase 1 enrolling
BLU‑554 (FGFR4 inhibitor)	HCC	Aberrant FGFR4 signaling	Phase 1 enrolling	Blueprint Medicines
BLU-667 (RET activating mutations, RET fusions and predicted RET resistant mutants)	Non‑small cell lung cancer and thyroid cancer	RET mutations and fusions	IND-enabling activities	Blueprint Medicines
NTRK and predicted NTRK resistant mutants	Multiple cancer types	NTRK and predicted NTRK resistant mutants	IND-enabling activities	Blueprint Medicines
Oncology target	Oncology	Undisclosed	Lead optimization	Blueprint Medicines
Rare genetic disease target	Rare genetic disease	Undisclosed	Undisclosed	Alexion

One of our lead drug candidates is BLU‑285, which targets KIT Exon 17 mutants and PDGFRα D842V, for patients with SM and defined subsets of patients with GIST. Our other lead drug candidate is BLU‑554, which targets FGFR4, for a defined subset of patients with HCC. In June 2015, July 2015 and September 2015, respectively, the FDA accepted our IND applications for BLU-554 for the treatment of advanced HCC and cholangiocarcinoma,  BLU-285 for the treatment of unresectable, treatment-resistant GIST and BLU-285 for the treatment of advanced SM. We have initiated dose-escalation Phase 1 clinical trials for each of these indications and are currently enrolling patients in each of these clinical trials. We are also developing BLU-667, which is a drug candidate intended to target RET activating mutations, RET fusions and RET resistant mutants that we predict will arise from treatment with first generation therapies.

In addition, we have identified predicted resistance mutations in NTRK, some of which have recently been clinically observed by others. NTRK is believed to be a driver of disease in a broad set of cancers. We have nominated two development candidates for potential clinical development as inhibitors of NTRK and predicted NTRK resistant mutants. Leveraging our novel target discovery engine, we also have initiated efforts for a discovery program for an undisclosed kinase target and plan to nominate two more programs by the end of 2016, including at least one program focused on kinases as therapeutic targets in cancer immunotherapy.

All of our current programs target patient populations with genomically defined diseases. As we advance our drug candidates through clinical development, we will enrich our Phase 1 clinical trials by selecting patients most likely to respond to our drug candidates to confirm mechanistic and clinical proof of concept. We are working with a number of clinical advisors, with significant medical experience as oncologists and extensive drug development backgrounds. We may collaborate with third parties to develop and commercialize companion diagnostics and to develop assays to measure target engagement, pathway modulation and early response. For example, we have entered into an agreement with Ventana Medical Systems, Inc., or Ventana, to develop and commercialize a companion diagnostic for BLU-554 in order to identify HCC patients with abberantly active FGFR4 signaling as indicated by FGF19 overexpression. The table below lists the frequencies of each of the driver mutations targeted across multiple known diseases and the corresponding estimated number of patients in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan, or the Major Markets, worldwide:

Drug Candidates	Diseases	Estimated Number of Prevalent Patients*		Genomic Drivers	Frequency of Mutations (% of Patients)
		United States	Total Major Markets
BLU‑285	SM	1,000 advanced SM	2,500 advanced SM	KIT D816V	Greater than or equal to 94%
		700 smoldering SM	1,800 smoldering SM
		6,300 indolent SM	16,000 indolent SM
	GIST**	8,000 total	20,000 total	PDGFRα D842V	5-6% of primary GIST
		3,000 first line	8,000 first line	KIT Exon 17	<1% first line
		2,700 second line	7,000 second line		23% second line
		2,300 third line	5,000 third line		>90% third line
BLU‑554	HCC**	16,000 first line	60,000 first line	Aberrant FGFR4 signaling	Up to 30%
		5,000 second line	20,000 second line

*       The prevalence of HCC in China, South Korea, Taiwan and Singapore represents an additional opportunity for BLU‑554 and is not included in these estimates.

**     Prevalence represents metastatic and unresectable populations.

KIT Inhibitor Program

Overview

BLU‑285 is an orally available, potent and selective inhibitor of several activating mutations of KIT that occur in Exon 17, which encodes a portion of the tyrosine kinase domain. BLU‑285 also potently and selectively inhibits PDGFRα D842V. Due to the high degree of structural similarity of the kinase domains of KIT and PDGFRα, BLU‑285 is able to inhibit both KIT Exon 17 mutants and the PDGFRα D842V mutant potently and selectively with minimal inhibition of other kinases.

Kinome tree locations of KIT and PDGFRα illustrating close structural similarity between these kinases. Each branch of the dendogram represents an individual human kinase. Kinome illustration reproduced courtesy of CSTI (www.cellsignal.com). The foregoing website is maintained by CSTI, and Blueprint Medicines is not responsible for its content.

BLU‑285 is a highly targeted therapeutic candidate for genomically‑selected patients with diseases driven by these mutations, including SM and genomically defined patient subsets within GIST. We plan to initially develop BLU‑285 for these targeted patient populations, which currently lack adequate treatments. BLU‑285 has demonstrated tumor regression in pre-clinical models of GIST and SM, including activity in aggressive and patient‑derived xenograft models that we believe to be highly predictive of clinical response. This provides clear rationale to develop BLU‑285 in genomically defined patient populations with tumors that harbor mutations in KIT Exon 17 or with PDGFRα D842V and are most likely to respond.

We plan to initially develop BLU‑285 for advanced SM, GIST with the PDGFRα D842V mutation and relapsed or refractory GIST, which are the patient populations in which KIT Exon 17 mutations most frequently occur. In July 2015 and September 2015, respectively, the FDA accepted our IND applications for BLU-285 for the treatment of unresectable, treatment-resistant GIST and BLU-285 for the treatment of advanced SM. We have initiated dose-escalation Phase 1 clinical trials for each of these indications and are currently enrolling patients in each of these clinical trials. We may expand into additional diseases driven by KIT Exon 17, including a subset of acute myeloid leukemia.

Systemic Mastocytosis (SM)

SM Disease Background

SM is a myeloproliferative disorder of the mast cells, the key effector cells of allergic inflammation, which have several physiologic roles including wound healing, regulation of vascular and epithelial permeability and immune cell recruitment. In myeloproliferative diseases, the bone marrow overproduces certain types of red blood cells, platelets, or white blood cells. The signature of SM is the accumulation of mast cell clusters in the bone marrow. In advanced forms of SM, abnormal mast cells may also accumulate in the liver, spleen, gastrointestinal tract and bones. Mast cell activation and histamine release can lead to severe allergic symptoms ranging from a skin rash to hives, fever and anaphylaxis, while mast cell accumulation in advanced cases of SM can eventually lead to organ dysfunction and failure.

Patients with SM are usually diagnosed in adulthood. The diagnosis involves a complex diagnostic algorithm that begins with confirmation of SM and subsequently categorizes patients into indolent or advanced subtypes of disease, a classification that has prognostic significance as shown below. Patients with indolent SM, or ISM, have a normal life expectancy; the primary burden of disease is the range of often unpredictable and debilitating allergic symptoms due to mast cell activation. Advanced SM includes three subsets with increasingly severe impact on life expectancy: aggressive SM, or ASM, SM with associated clonal hematological non‑mast cell lineage diseases, or SM‑AHNMD, and mast cell leukemia, or MCL. The advanced forms of SM have a median overall survival of three to five years and are characterized by prominent organopathy and dysfunction, as well as symptoms of mast cell activation. Smoldering SM, or SSM, previously listed as a subcategory of ISM, is increasingly considered as a variant of advanced SM. While SSM is not known to affect life expectancy, it has a greater degree of bone marrow infiltration, myeloproliferation, and/or presents with an enlarged liver and bears a greater risk of progression to ASM, SM‑AHNMD or MCL.

Overall survival of SM patients. Republished with permission of the American Society of Hematology, from “How I treat patients with indolent and smoldering mastocytosis”, A. Pardanani, Blood, 121(16):3085 ‑ 3094 (2013); permission conveyed through Copyright Clearance Center, Inc. In the figure above, AHD refers to SM-AHNMD.

Population studies, including a population‑based epidemiology study that we sponsored, based on the Danish National Health Registry, estimate the incidence of all subtypes of SM from 0.5 to 1/100,000 new patients per year. This represents approximately 3,200 new patients diagnosed per year in the United States. Of all SM patients, ISM accounts for 50‑80% and advanced SM accounts for the remaining 20‑50% of patients.

The current treatment paradigm for SM varies by disease subtype. With the exception of imatinib, which only addresses less than 6% of patients with the KIT D816V mutation, there are no approved therapies, leaving more than 94% of patients with the KIT D816V mutation with limited or no treatment options. For patients with advanced forms of SM, treatments include interferon‑alpha or cytoreductive agents to reduce mast cell burden or treatments aimed at addressing the associated blood disorder. There are no disease‑modifying agents and patients with advanced SM inevitably progress, with a three to five‑year overall survival prognosis. We estimate there are approximately 4,300 addressable patients with advanced forms of SM, including SSM, in the Major Markets.

For ISM, management is symptom‑directed and includes avoidance of triggers of mast cell activation (such as insect stings). Treatments for ISM include histamine blockers, cromolyn, epinephrine, and, in cases of refractory patients, cytoreductive agents. Within ISM, key opinion leaders see the greatest degree of unmet need for the fraction of patients who have a heavy symptom burden that current therapies fail to address. We believe there are approximately 16,000 ISM patients in the Major Markets.

KIT Driver Mutations in SM

In all subtypes of SM, the mast cells of more than 94% of patients display a mutation at the D816V position in KIT that activates the kinase. KIT D816V status is routinely assessed as part of the workup in SM diagnosis.

KIT signaling is needed for normal blood cell production, including the differentiation and survival of mast cells. In patients with SM, abnormal mast cells bearing the KIT D816V mutation undergo constitutive kinase activation, leading to continuous survival and proliferative signals. Rare cases of SM have been found where alternative mutations in KIT occur that are responsive to imatinib. In these cases, treatment with imatinib can reduce mast cell burden in the bone marrow and other organs and improve symptoms, thereby clinically validating KIT as a therapeutic target for SM.

BLU‑285 Pre‑clinical Development in SM

We conducted comprehensive biochemical and cellular experiments to characterize the potency and selectivity of BLU‑285. BLU‑285 potently inhibits KIT D816V in vitro (IC50, or the compound concentration at which 50% of the activity is inhibited relative to control lacking compound, = 0.27 nM). In contrast, imatinib inhibits KIT D816V at least 10,000‑fold less potently (IC50 > 8,000 nM). In several cellular models driven by activated KIT mutant proteins, BLU‑285 potently inhibits signaling of the oncogenic KIT mutant protein, as measured by inhibition of KIT autophosphorylation and inhibition of cellular proliferation. In HMC 1.2 cells, a human mast cell leukemia model driven by the KIT D816V mutation, BLU‑285 potently inhibits signaling of the mutant KIT protein as measured by inhibition of KIT autophosphorylation (IC50 = 4 nM). In contrast, imatinib inhibits KIT autophosphorylation at least 2,000‑fold less potently. In P815 cells, a mouse mastocytoma model driven by an Exon 17 mutation, BLU‑285 potently inhibits signaling of the mutant KIT protein as measured by inhibition of KIT autophosphorylation (IC50 = 22 nM) as well as cellular proliferation (IC50 = 202 nM). By comparison, imatinib shows considerably lower cellular potency in the P815 model.

KIT D816V Inhibition

Potency of BLU‑285 against KIT D816 and other Exon 17 mutations compared to imatinib. The inhibitory potencies of BLU‑285 and imatinib against the KIT D816V mutant protein were evaluated in an in vitro enzyme activity assay. The inhibitory potencies of BLU‑285 and imatinib were also evaluated in two cell lines harboring KIT Exon 17 mutations, HMC 1.2 cells and P815 cells. Inhibition of KIT cellular signaling was measured by inhibition of KIT autophosphorylation (P‑KIT). Inhibition of cellular proliferation was also measured in P815 cells.

The selectivity of BLU‑285 was further evaluated by profiling BLU‑285 at a concentration of 3 µM across a panel of over 450 kinases and disease‑relevant kinase mutants using KINOMEscan methodology. BLU‑285 demonstrated exquisite selectivity for KIT Exon 17 mutant proteins and PDGFRα D842V in this assay, binding significantly (greater than 90% inhibition relative to control) to only 12 other kinases. We also profiled midostaurin, a multi‑kinase inhibitor with KIT D816V inhibitory activity (an inhibitory activity not present in imatinib), that is being studied in clinical trials of SM patients. Midostaurin demonstrated significant binding (greater than 90% inhibition relative to control at 3 µ M) to 118 kinases, as indicated by the number of dots on the kinome tree shown below. We believe multi‑kinase inhibitors that demonstrate in vitro activity against KIT D816V may not achieve full inhibition of KIT D816V in the clinic due to poor selectivity and the resulting dose limitations imposed by off‑target toxicities.

Kinome selectivity of BLU‑285 and a reference compound that has been studied in clinical trials of SM. Compounds were screened at 3 µM against a panel of over 450 kinases and disease‑relevant mutants. Each branch of the dendogram represents an individual human kinase. Kinases bound by the compound are indicated by red circles on the kinome tree. The degree of binding corresponds to the size of the circle. Kinome illustration reproduced courtesy of CSTI (www.cellsignal.com). The foregoing website is maintained by CSTI, and Blueprint Medicines is not responsible for its content.

We demonstrated significant anti‑tumor efficacy with BLU‑285 in a P815 mouse mastocytoma xenograft model where tumor growth is driven by a KIT Exon 17 mutation. BLU‑285 administered orally for nine days resulted in robust and dose‑dependent growth inhibition of P815 tumors. At a dose of 30 mg/kg once daily, a well‑tolerated dose, BLU‑285 caused tumor regression. We observed a correlation between the concentration of BLU‑285 in mouse plasma and the level of phosphorylated KIT in the tumor, which is a measure of KIT signaling activity. At a dose of 30 mg/kg, the level of phosphorylated KIT was inhibited by greater than or equal to 90% over the 24 hour dosing period. This is an expected consequence of inhibiting KIT signaling. This correlation between BLU‑285 plasma concentration, the level of phosphorylated KIT protein and anti‑tumor efficacy supports the observation that the anti‑tumor response is due to inhibition of KIT signaling. The anti‑tumor efficacy of dasatinib, a multi‑kinase inhibitor with KIT D816V activity, which has been studied in clinical trials of SM patients, was also evaluated in this study. Dasatinib dosed twice daily at 25 mg/kg, a dose that resulted in significant body weight loss in mice, had only a modest effect on tumor growth.

BLU‑285 elicits dose‑dependent tumor regression in a mouse mastocytoma xenograft model of SM. In the figure above, QD means once a day,  BID means twice a day and PO means orally.

To emulate the systemic nature of the disease, we developed an aggressive systemic mouse model of SM. In this model, whereas vehicle‑treated animals were terminated on day seven due to high disease burden, treatment with BLU‑285 enabled significant disease control such that animals treated with BLU‑285 at 30 mg/kg were terminated on day 22.

Phase 1 Clinical Trial for BLU‑285 for the Treatment of Advanced SM

In September 2015, the FDA accepted our IND application for BLU-285 for the treatment of advanced SM. We have initiated a dose-escalation Phase 1 clinical trial for this indication and dosed the first patient in the clinical trial in March 2016.  In addition, in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of SM. We expect preliminary data for this Phase 1 clinical trial to be available by the end of 2016.

Our Phase 1 clinical trial for BLU-285 for the treatment of advanced SM will evaluate the safety and tolerability of BLU-285 in multiple ascending doses in patients with advanced SM, including ASM, SM‑AHNMD and MCL with the goal of establishing a maximum tolerated dose, or MTD, or a recommended dose if the MTD is not achieved. All patients will be tested retrospectively for KIT D816V mutational status. Once the MTD is reached, or a recommended dose is established, we will evaluate whether to open expansion cohorts for specific subtypes of SM. Secondary objectives for this clinical trial include assessment of the pharmacokinetic profile of BLU-285, assessment of response rate by the International Working Group Myeloproliferative Neoplasms Research and Treatment, or IWG-MRT,  criteria, changes in KIT D816V mutant allele fractions in bone marrow and circulating tumor DNA, and changes in patient reported outcomes. The Phase 1 clinical trial is designed to enroll up to 60 patients, including up to 25 patients during dose escalation and up to 35 additional patients if we decide to open expansion cohorts, at multiple sites in the United States and the European Union.

Early signs of biological activity will be assessed as measured by changes in serum tryptase and KIT D816V allele burden. Serum tryptase is a recognized marker of mast cell burden and reduction of serum tryptase is one component of the IWG-MRT response criteria. If we decide to open expansion cohorts for this Phase 1 clinical trial,  clinical activity will be assessed by measuring overall response rate using IWG-MRT response criteria for SM, or a modified version thereof. In addition, change in symptom score will be assessed to determine the effect of BLU‑285 on symptom burden. As there is currently no validated patient reported outcomes tool for SM, we are collaborating with a health research outcomes group to develop a disease-specific tool to measure changes in total symptom score. We anticipate conducting additional trials to support development in SSM and ISM patients with high symptom burden who are refractory to current therapies.

We are working with patient advocacy groups relevant to SM in order to:

•	raise awareness of our Phase 1 clinical trial for BLU-285 for the treatment of advanced SM;
•

recruit patients to join a patient registry that we launched in December 2015 to help improve the understanding of mastocytosis from the perspective of patients and to increase participation and enrollment in clinical trials for mastocytosis that we or others may conduct in the future; and

•	incorporate the SM patient perspective into our ongoing activities.

Gastrointestinal Stromal Tumor (GIST)

GIST Disease Background

GIST is the most common sarcoma of the gastrointestional tract, or GI tract. Tumors arise within cells in the wall of the GI tract and occur most often in the stomach or small intestine. Most patients are diagnosed between the ages of 50‑80 with diagnosis triggered by GI bleeding, incidental findings during surgery or imaging, or in rare cases acute presentation due to tumor rupture or GI obstruction. The standard workup at primary presentation includes pathologic confirmation and imaging to assess extent of disease.

The GIST treatment paradigm has advanced dramatically over the past 13 years. Patients diagnosed with localized disease undergo potentially curative tumor resection, while imatinib is given to high risk resected patients to prolong the time to recurrence. The advent of imatinib has improved the prognosis of patients with unresectable or metastatic disease to a 5‑year median overall survival. Unresectable or metastatic patients typically receive imatinib, followed by sunitinib and regorafenib as the disease progresses.

Patients with PDGFRα D842V‑driven GIST have great unmet medical need, as no approved medical therapies are effective. Progression can occur within as little as three months, and the median overall survival is 15 months for patients with advanced disease. The PDGFRα D842V mutation is found in 5‑6% of frontline unresectable or metastatic GIST patients. We estimate there are up to 500 addressable patients with PDGFRα D842V‑driven, unresectable or metastatic GIST in the Major Markets.

For patients with KIT‑driven GIST, current medical therapies slow the course of disease but progression is inevitable in most cases. Up to 50% of patients treated with frontline imatinib relapse within approximately 18 months. Of the secondary resistance mutations that lead to relapse, mutations in KIT Exon 17 are not addressed by current therapies. KIT Exon 17 mutations are rare in treatment‑naïve patients (<1%); however selective pressure due to treatment with imatinib and sunitinib causes KIT Exon 17 mutations to emerge with increasing frequency (approximately 23% of second line imatinib‑resistant patients and more than 90% of third line imatinib/sunitinib resistant patients). These mutations confer resistance to current treatments. A therapy that effectively suppresses these mutants and that is potentially amenable to combinations with existing agents is needed. We estimate there are approximately 6,600 addressable patients in the Major Markets with relapsed or refractory GIST, which are the patient populations in which KIT Exon 17 mutations most frequently occur. Finally, we believe frontline combinations with imatinib will have the potential to dramatically increase the duration of response. We estimate there are approximately 20,000 addressable patients in the Major Markets with unresectable or metastatic frontline GIST.

KIT Primary, KIT Exon 17 and PDGFRα Driver Mutations in GIST

GIST is a tumor type that depends on continued signaling of a single, aberrantly active kinase. Most GISTs result from primary mutations in KIT or PDGFRα. Up to 80% of patients have KIT‑driven GIST. Imatinib effectively inhibits most of KIT primary mutations; however over time, secondary mutations occur elsewhere in the KIT gene that lead to kinase activation despite the presence of imatinib, thereby leading to disease progression. The most common mutation in the PDGFRα gene is D842V, found in approximately 5‑6% of frontline unresectable or metastatic GIST patients. There is currently no therapeutic option for patients with PDGFRα D842V mutant‑driven GIST. PDGFRα has a very similar active site structure to KIT and the PDGFRα D842V mutation is homologous to KIT D816V. As in the case of KIT Exon 17 mutant receptors, PDGFRα D842V mutations confer ligand‑independent constitutive signaling of the mutant PDGFRα kinase.

BLU‑285 Pre‑clinical Development in GIST

We have conducted comprehensive pre-clinical experiments to characterize the potency and selectivity of BLU‑285. BLU‑285 potently inhibits PDGFRα D842V in vitro (IC50 = 0.24 nM). In contrast, imatinib inhibits PDGFRα D842V at least 3,000‑fold less potently (IC50 = 759 nM). In a cellular model driven by an activated PDGFRα D842V mutant protein, BLU‑285 potently inhibits signaling of the oncogenic PDGFRα mutant protein as measured by inhibition of PDGFRα autophosphorylation (IC50 = 30 nM). By comparison, imatinib shows at least 100‑fold lower potency in the cellular model (IC50 = 3,145 nM). The selectivity of BLU‑285 has been discussed with the KINOMEscan data shown in the section on SM.

PDGFRα D842V Inhibition

Inhibitory potency of BLU‑285 compared to imatinib. The inhibitory potency of BLU‑285 and imatinib against PDGFRα D842V was evaluated in an in vitro enzyme activity assay and in a cellular model driven by an activated PDGFRα D842V mutant protein.

We have demonstrated significant anti‑tumor efficacy with BLU‑285 in an imatinib-resistant patient‑derived xenograft model with a KIT Exon 17 resistance mutation, similar to what is found in relapsed/refractory KIT‑driven GIST as shown below. BLU‑285 administered orally for 25 days resulted in tumor regression at the two highest tested doses, which were well tolerated.

BLU‑285 elicits dose‑dependent tumor regression in a patient‑derived GIST xenograft model with a KIT Exon 11 mutation and a KIT Exon 17 resistance mutation. In the figure above, QD means once a day and BID means twice a day.

In addition, we have developed an understanding of the biology that will inform the development of combinations to address these resistance mutations. We performed a comprehensive analysis of these secondary KIT Exon 17 mutations, analyzing the literature and unpublished data from opinion leaders to understand which mutations occur and to quantify their frequency in the clinical setting. We also conducted a series of in vitro biochemistry experiments using compounds from our proprietary compound library and currently available therapies (imatinib, sunitinib and regorafenib) to interrogate their activity against the range of KIT Exon 17 mutations. The result is a deep understanding of the spectrum of activity of BLU‑285, additional compounds from our proprietary compound library and available therapies across the range of possible mutations. This will enable combination therapy development to address KIT Exon 17 secondary mutations.

Phase 1 Clinical Trial for BLU‑285 for Unresectable,  Treatment-Resistant GIST

In July 2015, the FDA accepted our IND application for BLU-285 for the treatment of unresectable, treatment-resistant GIST. We have initiated a dose-escalation Phase 1 clinical trial for this indication and are currently enrolling patients in the clinical trial. In addition, in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST. We expect preliminary data for this Phase 1 clinical trial to be available by the end of 2016.

Our Phase 1 clinical trial for BLU-285 for the treatment of unresectable, treatment-resistant GIST will evaluate the safety and tolerability of BLU-285 in multiple ascending doses with the goal of establishing an  MTD or a recommended dose if the MTD is not achieved. All patients will be tested retrospectively for both KIT Exon 17 and PDGFRα D842 mutational status. Once the MTD is reached, or a recommended dose is established, we will evaluate whether to open expansion cohorts for patients who have received imatinib and at least one other KIT-directed tyrosine kinase inhibitor that selects for disease with the KIT Exon 17 mutation and for patients with disease carrying a PDGFRα D842 mutation. Secondary objectives include assessing response rate by Response Evaluation Criteria In Solid Tumors, or RECIST,  criteria commonly used to measure clinical responses in solid tumors, the pharmacokinetics of BLU-285 and allelic burden using circulating tumor DNA. The Phase 1 clinical trial is designed to enroll up to 60 patients, including up to 25 patients during dose escalation and up to 35 additional patients if we decide to open expansion cohorts, at multiple sites in the United States, European Union and Asia.

If we decide to open expansion cohorts for this Phase 1 clinical trial,  clinical activity will be assessed using MRI and CT imaging to assess overall response rate by RECIST criteria. Once the tolerability and biological activity of BLU‑285 monotherapy is understood, we anticipate conducting additional studies with BLU‑285 in combination with other therapies selected to address the broadest possible spectrum of mutations in GIST, including a potential front line study of BLU‑285 with imatinib.

We are working with patient advocacy groups relevant to GIST in order to:

•	raise awareness of our upcoming clinical trial;

•	identify and use existing patient registries to identify patients for rapid enrollment; and
•	incorporate the GIST patient perspective into our ongoing activities.

FGFR4 Inhibitor Program

Overview

BLU‑554 is an orally available, potent, selective and irreversible inhibitor of the kinase FGFR4. FGFR4 functions as a receptor whose aberrant activation is a driver of HCC. FGFR4 belongs to a family of highly homologous receptors, which include FGFR1‑4. BLU‑554 targets FGFR4, while sparing the other three FGFR paralogs, and demonstrates exquisite kinome selectivity. Pre‑clinical in vitro and in vivo efficacy data provides a strong rationale for the development of BLU‑554 for the subset of HCC patients whose tumors are driven by aberrant FGFR4 signaling. Based on a meta-analysis of publicly available HCC genomic datasets, we estimate that up to 30% of patients with HCC have tumors with aberrantly activated FGFR4 signaling.

HCC Disease Background

Liver cancer is the second leading cause of cancer‑related deaths worldwide, with HCC accounting for most liver cancers. The highest incidence of HCC occurs in regions with endemic hepatitis B virus, or HBV, including Southeast Asia and sub‑Saharan Africa. In the United States, HCC is the fastest rising cause of cancer‑related death. Over the past two decades, the incidence of HCC has tripled while the five‑year survival rate has remained below 12%.

Cirrhosis is a key risk factor for HCC — the disease etiology varies by geography with the common theme of chronic conditions that lead to cirrhosis. In North America, the main risk factors for cirrhosis are infection with hepatitis C virus, or HCV, followed by HBV infection, alcohol consumption and nonalcoholic steatohepatitis. In the European Union, the main risk factors for cirrhosis are HCV, HBV and alcohol consumption. In Asia and sub‑Saharan Africa, the major risk factor is chronic HBV infection.

The diagnosis of HCC is typically made in adults, peaking around age 70. Disease management is complicated by concurrent liver disease, which often compromises liver function in these patients. Patients are staged depending on extent of liver disease, performance status and liver function status; these factors guide treatment selection. The stage distribution at diagnosis varies by region. For example, countries such as Taiwan and Japan with active national screening programs tend to diagnose many more patients in the early stages of disease. There are currently no treatments for molecularly defined patient subgroups in HCC.

The HCC treatment paradigm has advanced incrementally over the past decade. Patients diagnosed at an early stage receive potentially curative transplant, resection or ablative therapies. Intermediate to advanced stage patients receive high‑dose chemotherapy delivered directly to the liver (transarterial chemoembolization) and ultimately sorafenib, the only approved systemic therapy for HCC, which became broadly available in the late 2000s. Sorafenib is a multi‑kinase inhibitor that targets VEGFR and many other kinases and exhibits anti‑angiogenic effects. In a pivotal trial conducted primarily in European Union and U.S. sites, sorafenib improved median overall survival by approximately three months, and 2% of patients responded. In clinical practice, patients often require dose modifications or discontinue therapy due to tolerability issues. There is a clear need for medical therapies with a favorable risk‑benefit profile.

FGFR4 as a Driver in HCC

The link between aberrant FGFR4 signaling and HCC was first established when an amplicon, a region of replicated DNA, that includes FGF19, the ligand that activates FGFR4, was identified in HCC patients. We estimate that more than 5% of tumors of HCC patients have this amplicon. The physiologic role of the receptor, FGFR4, and its ligand, FGF19, is to regulate bile acid metabolism in hepatocytes and liver regeneration following injury. FGF19 is normally produced in the small intestine and signals to hepatocytes through an endocrine mechanism. FGF19 forms an active signaling complex together with FGFR4 and its co‑receptor Klotho‑β. Signaling of the active complex leads to decreased CYP7A1 transcription with a resultant decrease in bile acid synthesis, as well as increased growth, proliferation and survival signals.

FGFR4 Signaling in the Liver

Subsequent data suggest that FGFR4 signaling is a driver in a subset of HCC patients in whom the pathway is aberrantly activated. In these patients, FGF19 is overexpressed in hepatocytes (which do not normally express FGF19), leading to autocrine signaling and tumor growth. Pre‑clinical experiments in a genetically engineered mouse model demonstrate that exogenous FGF19 expression is sufficient to induce liver tumor growth and that tumorigenesis is dependent on FGFR4. The three elements that constitute an active FGFR4 signaling complex, FGF19, FGFR4 and Klotho‑β, are expressed together uniquely in HCC, although it is possible that they may also occur in rare cases of other solid tumors.

We have used our novel drug discovery platform to identify a potentially broader target responder population in addition to the FGF19‑amplified patient population. In collaboration with a key opinion leader, we have determined that an additional approximately one quarter of HCC tumors overexpress FGF19 without amplification. We have also demonstrated a significant anti‑tumor response with an FGFR4 inhibitor in an HCC patient‑derived xenograft model that overexpresses FGF19 in the absence of amplification. Some of these results were published in Cancer Discovery in 2015. Based on a meta-analysis of publicly available HCC genomic datasets, we estimate that up to 30% of patients with HCC have tumors with aberrantly activated FGFR4 signaling.

The FGFR4 signaling pathway is a promising new driver for the development of molecularly targeted therapy in HCC. We estimate that in the Major Markets, there are approximately 18,000 first line and 6,000 second line addressable HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression.

BLU-554 Pre-clinical Development in HCC

Efforts to discover selective, reversible inhibitors of FGFR4 have been challenging given the high sequence similarity among the four FGFR paralogs. A cysteine located near the ATP binding site in FGFR4 is unique among the paralogs. We therefore focused on developing a covalent inhibitor with paralog specificity and kinome selectivity. Our team of experienced medicinal chemists applied structure‑based design principles to develop a potent and selective FGFR4 inhibitor starting from known FGFR inhibitor templates. This effort yielded our development candidate, BLU‑554. We have conducted comprehensive in vitro experiments to characterize the potency and selectivity of BLU‑554. BLU‑554 potently inhibits FGFR4 enzyme activity (IC50 = 5 nM) and inhibits the activity of FGFR1‑3 at least 100‑fold less potently (IC50 ≥ 600 nM). In contrast, pan‑FGFR inhibitors such as BGJ‑398 fail to exhibit paralog specificity. The selectivity of BLU‑554 was further evaluated by profiling BLU‑554 at a concentration of 3 µM across a panel of over 450 kinases and disease relevant kinase mutants using KINOMEscan methodology. BLU‑554 displayed significant binding (greater than 90% inhibition relative to control) only to FGFR4 in this assay. In contrast, BGJ‑398 significantly bound to 14 kinases (greater than 90% inhibition relative to control).

Paralog selectivity of BLU-554 compared to the pan-FGFR inhibitor BGJ-398. The inhibitory potency of BLU-554 and BGJ-398 against each of the FGFR paralogs was evaluated in an in vitro enzyme activity assay.

Kinome selectivity of BLU-554 as determined using the KINOME scan assay. BLU-554 was screened at 3 µM against a panel of over 450 kinases and disease‑relevant mutants. Each branch of the dendogram represents an individual human kinase. Kinases bound by the compound are indicated by red circles on the kinome tree. The degree of binding corresponds to the size of the circle. Kinome illustration reproduced courtesy of CSTI (www.cellsignal.com). The foregoing website is maintained by CSTI, and Blueprint Medicines is not responsible for its content.

We demonstrated significant anti-tumor efficacy with BLU‑554 in two in vivo HCC xenograft models where tumor growth is driven by FGFR4 signaling. BLU‑554 administered orally for 21 days resulted in robust and dose‑dependent growth inhibition of Hep3B tumors, an FGF19‑amplified model. At a dose of 100 mg/kg twice daily, a well‑tolerated dose, BLU‑554 induced complete remission in a subset of mice for at least 30 days after cessation of treatment. We observed a correlation between the concentration of BLU‑554 in mouse plasma and the level of expression of CYP7A1, a downstream biomarker, in the tumor. At the 100 mg/kg twice daily dose, significant induction of CYP7A1 expression was seen, which is an expected consequence of inhibiting FGFR4 signaling. This correlation between BLU‑554 plasma concentration, the level of induction of CYP7A1 expression and anti‑tumor efficacy supports that the observed anti‑tumor response is due to inhibition of FGFR4 signaling.

BLU‑554 elicits dose‑dependent tumor inhibition in the Hep3B tumor xenograft mouse model, a model of FGF19 amplification. In the figure above, BID means twice a day and PO means orally.

Aberrant FGFR4 signaling can also be driven by FGF19 overexpression in the absence of amplification. Hence, we have also evaluated the anti‑tumor efficacy of BLU‑554 in a patient‑derived xenograft model driven by FGF19 overexpression in the absence of amplification. Treatment with BLU‑554 led to dose‑dependent tumor growth inhibition. The anti‑tumor efficacy of sorafenib, the only approved systemic treatment for HCC, was also evaluated in this study. Sorafenib dosed once daily at 40 mg/kg, a dose that led to body weight loss in the mice, had only a modest effect on tumor growth.

BLU‑554 elicits dose‑dependent tumor inhibition in a patient‑derived tumor xenograft mouse model in which tumor growth is driven by FGF19 overexpression in the absence of FGF19 amplification. In the figure above, QD means once a day,  BID means twice a day and PO means orally.

Taken together, the data presented above indicate that potent and selective FGFR4 inhibition leads to robust anti‑tumor effects in in vivo models where tumor growth is driven by FGF19 amplification or FGF19 overexpression in the absence of amplification.

These findings, together with our estimate that, based on a meta-analysis of publicly available HCC genomic datasets, up to 30% of patients with HCC have tumors with aberrantly activated FGFR4 signaling, provide critical information to identify a potential responder population and informed patient selection criteria in our Phase 1 clinical trial.

Phase 1 Clinical Trial for BLU-554 for the Treatment of Advanced HCC and Cholangiocarcinoma

In June 2015, the FDA accepted our IND application for BLU-554 for the treatment of advanced HCC and cholangiocarcinoma. Cholangiocarcinoma is another cancer in which aberrantly activated FGFR4 signaling may play a role. We have initiated a dose-escalation Phase 1 clinical trial for this indication and are currently enrolling patients in the clinical trial. In addition, in September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC. We expect preliminary data for this Phase 1 clinical trial to be available by the end of 2016.

Our Phase 1 clinical trial for BLU-554 will evaluate the safety and tolerability of BLU-554 in multiple ascending doses in patients with HCC with the goal of establishing an MTD or a recommended dose if the MTD is not achieved. Once the MTD is reached, or a recommended dose is established, we will evaluate whether to open expansion cohorts for patients with FGF19-positive disease. Secondary objectives include assessing overall response rate by RECIST criteria, the pharmacokinetics of BLU-554 and pharmacodynamics markers of BLU-554 activity. The Phase 1 clinical trial is designed to enroll up to 60 patients, including up to 25 patients during dose escalation and up to 35 additional patients if we decide to open expansion cohorts, at multiple sites in the United States, European Union and Asia.

Early signs of biological activity will be assessed using disease‑specific circulating biomarkers including serum alpha‑fetoprotein and, when on‑treatment biopsies are available, pharmacodynamic markers such as CYP7A1 expression. Clinical activity will be assessed using MRI and CT imaging to assess overall response rate by RECIST criteria. We anticipate conducting additional trials to support development in front‑line advanced HCC. Additional development beyond HCC will be considered pending further evidence of FGFR4 pathway relevance in cholangiocarcinoma and other solid tumors.

RET Program

Overview

BLU-667 is an orally available, potent selective inhibitor of the kinase RET and predicted RET resistant mutants.  RET is a receptor tyrosine kinase that activates multiple downstream pathways involved in cell proliferation and survival. RET can be activated by mutation or when a portion of the RET gene that encodes the kinase domain is joined to part of another gene creating a fusion gene that encodes an aberrantly activated RET fusion protein. RET activating mutations are implicated in medullary thyroid cancer (approximately 50% of patients), and RET fusions are implicated in several cancers, including papillary thyroid carcinoma (approximately 10% of patients) and non‑small cell lung cancer (1‑2% of patients). Our genomics analyses on the landscape of kinase fusions, published in Nature Communications in 2014, identified RET fusions in breast and colon cancer patient samples (both <1% of patients), providing a therapeutic rationale for the use of RET inhibitors in multiple patient subpopulations.

The identification of RET fusions as drivers in some cancers prompted the use of approved multi‑kinase inhibitors with RET inhibitory activity to treat patients whose tumors express a RET fusion protein. However, we believe these drugs cannot be dosed at levels required to sufficiently inhibit RET due to toxicities that result from inhibition of the primary targets. Further, one of the greatest challenges in treating cancer is the ability of tumor cells to become resistant to therapy. Kinase reactivation via mutation is a common mechanism of resistance. We have predicted future resistance mutations of drugs with RET inhibitory activity and are collaborating with opinion leaders to understand patterns of emerging clinical resistance. Thus, there is a clear need for a selective RET inhibitor that targets both wild‑type RET fusions and their predicted RET resistant mutants.

BLU-667 Pre-clinical Development in RET

We have conducted pre-clinical experiments to characterize the potency of BLU-667 and BLU6864, a structurally related compound that we identified in the course of developing BLU-667, that inhibits both wild‑type and mutant RET kinases, in biochemical and cellular assays.

BLU-667 and BLU6864 potently inhibit the kinase activity of both wild‑type RET and predicted RET resistant mutants in vitro  (BLU-667 IC50 of 0.5 nM and 0.3 nM, respectively, and BLU6864 IC50 of 1.5 nM and 0.9 nM, respectively). We have also assessed a panel of seven clinically‑approved multi‑kinase inhibitors with RET inhibitory activity in these assays. These compounds inhibit the kinase activity of the RET resistant mutant between 1 to >1000‑fold less potently than wild‑type RET. In cellular models driven by either a wild‑type RET fusion or resistant RET fusions,  BLU-667 and BLU6864 exhibited similar potent growth inhibitory activity in both cell lines (IC50 of 105 nM and 160 nM, respectively). In contrast, the multi‑kinase inhibitors exhibited between 1 to >100‑fold less growth inhibitory activity against the cell line driven by the mutant RET fusion as compared to the wild‑type RET fusion.

	Biochemical			Cellular
IC50(nM)	RET wt	RET Resistant Mutant	KDR/ VEGFR2	RET wt	RET Resistant Mutant
BLU-667	0.5	0.3	36	16.2	21.7
BLU6864 (tool compound)	1.5	0.9	82	105	160
Vandetanib	1.8	3597	4	589	9190
Cabozantinib	54	265	1	344	2513
Regorafenib	9.8	47	11	186	2884
Sorafenib	5.6	91	20	260	2816
Ponatinib	0.6	6	2	10	267
Lenvatinib	1.5	430	4	115	13572
Sunitinib	2.7	1.6	85	734	892

Potency of BLU-667 and BLU6864, RET inhibitors, against wild‑type RET and a predicted RET resistant mutant compared to a panel of clinically‑approved multi‑kinase inhibitors with RET inhibitory activity. The inhibitory potencies of BLU-667, BLU6864 and the multi‑kinase inhibitors against wild‑type RET,  RET resistant mutant protein and KDR/VEGFR2 were evaluated in in vitro enzyme activity assays. The inhibitory potencies of these compounds were also evaluated in cell lines driven by either a wild‑type RET fusion or a mutant RET fusion.

We have demonstrated significant anti‑tumor efficacy with BLU6864 in both a wild‑type RET fusion xenograft and a predicted RET resistant mutant xenograft. Administration of our compound orally once daily for 11 days in a wild‑type RET fusion xenograft and for 14 days in a predicted RET resistant mutant xenograft resulted in robust and dose‑dependent tumor growth inhibition. At a dose of 60 mg/kg once daily, a well‑tolerated dose, the compound induced tumor regression in both models. The anti‑tumor efficacy of a multi‑kinase inhibitor with RET inhibitory activity that is being evaluated in the clinic for treatment of patients with RET fusion positive lung cancer (reference compound) was also evaluated in these models. This reference compound, dosed orally once daily at 20 mg/kg, a well‑tolerated dose, inhibited tumor growth in the wild‑type RET fusion xenograft. At the same dose level in the RET resistant mutant xenograft, this reference compound showed diminished inhibition of tumor growth.

BLU6864, a RET inhibitor, elicits dose dependent tumor growth inhibition in both a wild type RET fusion xenograft and a predicted RET resistant mutant xenograft model. In the figure above, QD means once a day.

We plan to initiate 28-day GLP toxicology studies for BLU-667 in the first half of 2016 with the goal of identifying the dose limiting toxicity and anticipated first-in-human dose for BLU-667. We plan to file an IND for BLU-667 by the end of 2016.

Pre‑clinical Development of Immunokinase Inhibitors

Leveraging our novel target discovery engine, we plan to conduct pre-clinical studies focused on kinases as therapeutic targets in cancer immunotherapy, also referred to as immunokinases. We plan to develop inhibitors to modulate pathways in both T‑cells and other cell types in order to mobilize the immune system to target and slow the growth of, or eradicate, tumor cells. In addition to targeting kinases that are already known to play a role in the immune response, we plan to use our tool compounds to discover KUBs that modulate key pathways in tumor immune surveillance through cell‑based screening. Our immunokinase research is intended to address the medical need for novel agents used alone or in combination with other therapies that enhance anti‑tumor immune responses.

Collaborations

In March 2015, we entered into a research, development and commercialization agreement with Alexion to research, develop and commercialize drug candidates for an undisclosed activated kinase target, which is the cause of a rare genetic disease. Under the terms of this agreement, which we refer to as the Alexion agreement, we granted Alexion an exclusive, sublicenseable license under certain of our patents and technology. Under the Alexion agreement, we are responsible for research and pre-clinical development activities related to drug candidates, and Alexion is responsible for all clinical development, manufacturing and commercialization activities related to drug candidates.

Alexion is responsible for funding 100% of our research and development costs incurred under the research plan, including pass-through costs and a negotiated yearly rate per full-time equivalent for our employees’ time and their associated overhead expenses. We received a $15.0 million non-refundable upfront payment in March 2015 upon execution of the Alexion agreement and are eligible to receive over $250.0 million in payments upon the successful achievement of pre-specified pre-clinical, clinical, regulatory and commercial milestones as follows: (i) up to $6.0 million in pre-clinical milestone payments for the first licensed product, (ii) up to $83.0 million and $61.5 million in development milestone payments for the first and second licensed products, respectively, and (iii) up to $51.0 million in commercial milestone payments for each of the first and second licensed products. We received a $1.75 million payment from Alexion in the second quarter of 2015 and payments of $0.25 million and $0.75 million from Alexion in the first quarter of 2016 following the achievement of three of the first pre-clinical milestones under the Alexion agreement.

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

The term of the Alexion agreement will expire on a country-by-country basis and a licensed-product-by-licensed-product basis at the end of each applicable royalty term, unless terminated earlier by either party. Alexion has the right to terminate the Alexion agreement if we undergo a change of control or become an affiliate of a biotechnology or pharmaceutical company, and may terminate the Alexion agreement at will upon 90 days’ prior written notice. We and Alexion have the right to terminate the Alexion agreement in the event of the other party’s uncured breach or insolvency, and in certain other circumstances agreed to by the parties.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our drug candidates, including BLU‑285,  BLU‑554 and BLU-667, and our core technologies, including our novel target discovery engine and our proprietary compound library, and other know‑how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary or intellectual property rights. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S., international and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know‑how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We file patent applications directed to our drug candidates in an effort to establish intellectual property positions regarding these new chemical entities as well as uses of these new chemical entities in the treatment of diseases. We also file patent applications directed to novel fusions that we have discovered through our target discovery engine and the use of these fusions in diagnosing and treating disease. As of February 29, 2016, we owned three issued U.S. patents,  13 pending U.S. patent applications, 33 foreign patent applications pending in a number of jurisdictions, including Australia, Brazil, Canada, China, the European Union, Israel, India, Japan, South Korea, Mexico New Zealand, Russia, South Africa, and 14 pending Patent Cooperation Treaty, or PCT, patent applications. Our pending patent applications pertain to our key research and development programs, specifically our KIT Exon 17 program, and our FGFR4 program; and our pipeline, specifically novel recurrent fusions. Our issued U.S. patents are projected to expire between 2033 and 2034, and any patents that may issue from our pending U.S. applications would be projected to expire between 2034 and 2036.

The intellectual property portfolios for our most advanced drug candidates as of February 29, 2016 are summarized below. Each of these portfolios is in its very early stages and, with respect to most of the pending patent applications covering our drug candidates, prosecution has just begun or is in progress. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below.

KIT Exon 17

The intellectual property portfolio for our KIT Exon 17 program contains patent applications directed to compositions of matter for BLU‑285 and analogs, compositions of matter for KIT Exon 17 inhibitors with different compound families, as well as methods of use for these novel compounds. As of February 29, 2016,  we owned one issued patent, five pending U.S. patent applications, eight pending foreign patent applications in a number of jurisdictions, including Argentina, Bolivia, Pakistan, Taiwan and Venezuela, and three pending PCT patent applications directed to our KIT program, including BLU-285. Any U.S. or ex-U.S. patents issuing from the pending applications covering BLU-285 will have a statutory expiration date of October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

FGFR4

The intellectual property portfolio for our FGFR4 program contains patent applications directed to compositions of matter for BLU‑554 and analogs, as well as compositions of matter for FGFR4 inhibitors with multiple compound families. The portfolio also includes patent applications directed to methods of use for the novel compounds as well as patent applications directed broadly to FGFR4 selective inhibitors. As of February 29, 2016, we owned two issued U.S. patents, three pending U.S. patent applications, 23 foreign patent applications in a number of jurisdictions, including Australia, Brazil, Canada, China, the European Union, Israel, India, Japan, South Korea, Mexico New Zealand, Russia, South Africa, and two pending PCT patent applications directed to our FGFR4 program, including BLU-554. Any U.S. or ex-U.S. patent issuing from the pending applications covering BLU-554 will have a statutory expiration date of July 2033, December 2033, or October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

RET

The intellectual property portfolio for our RET program contains patent applications directed to compositions of matter for inhibitors of the predicted RET resistant mutants, as well as methods of use for these novel compounds. As of February 29, 2016, we owned one PCT application and one provisional U.S. patent application directed to our RET program, which, if issued, will have statutory expiration dates of 2036.

NTRK

As of February 29, 2016, we owned two provisional U.S. patent applications directed to NTRK, which, if issued, will have a statutory expiration date of 2036.

Platform

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of February 29, 2016, we owned two pending U.S. patent applications, two pending European Union patent applications and eight pending PCT patent applications directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non‑provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or the USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. See “— Government Regulation — U.S. Patent Term Restoration and Marketing Exclusivity” below for additional information on such exclusivity. In the future, if and when our drug candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each drug and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our drug candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority of inventions covered by pending third‑party patent applications. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us, which is highly unpredictable. In addition, because of the extensive time required for clinical development and regulatory review of a drug candidate we may develop, it is possible that, before any of our drug candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide.

In addition to patents, we rely upon unpatented trade secrets and know‑how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators and scientific advisors, and non‑competition, non‑solicitation, confidentiality, and invention assignment agreements with our employees and consultants. We have also executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that these agreements will afford us adequate protection of our intellectual property and proprietary information rights.

With respect to the building of our proprietary compound library, we consider trade secrets and know‑how to be our primary intellectual property. Trade secrets and know‑how can be difficult to protect. In particular, we anticipate that with respect to this technology platform, these trade secrets and know‑how will over time be disseminated within the industry through independent development and public presentations describing the methodology.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any drug candidates that we successfully develop and commercialize will compete with existing drugs and new drugs that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology and other related markets that address inhibition of kinases in cancer and other rare genetic diseases. There are other companies working to develop therapies in the field of kinase inhibition for cancer and other diseases. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third‑party payors.

If our drug candidates are approved for the indications for which we are currently conducting or planning clinical trials, they will compete with the drugs discussed below and will likely compete with other drugs that are currently in development.

BLU‑285

We are initially developing BLU‑285, which is designed to target KIT Exon 17, for advanced SM and GIST patients, as well as for patients with GIST with the PDGFRα D842V mutation.

For advanced SM, the only approved medical therapy is imatinib for patients without the KIT D816V mutation or mutational status unknown. Several treatments are used off‑label for cytoreduction including interferon‑α and cytoreductive agents for advanced forms of SM. If BLU‑285 receives marketing approval, it may face competition from other drug candidates in development for advanced SM, including drug candidates in development from AB Science S.A., Deciphera Pharmaceuticals, LLC, Kolltan Pharmaceuticals, Inc., Novartis AG and Plexxikon Inc., a wholly‑owned subsidiary of Daiichi Sankyo Company, Limited.

For GIST, the current approved standards of care for unresectable or metastatic patients are first‑line imatinib, followed by second‑line sunitinib upon imatinib progression, followed by third‑line regorafenib upon sunitinib progression. While these agents do not address patients with the KIT Exon 17 mutation or the PDGFRα D842V mutation, they may be competitor therapies if the recommended mutational status testing is not performed. If BLU‑285 receives marketing approval for this indication, it may also face competition from drug candidates in development, including by AROG Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc., Kolltan Pharmaceuticals, Inc. and Deciphera Pharmaceuticals, LLC.

BLU‑554

The development of BLU‑554 will focus on a subset of patients with HCC with FGF19 overexpression. The only approved systemic medical therapy for HCC is sorafenib. In addition, there are potentially competitive drug candidates in development, including by AstraZeneca plc, Astellas Pharma, Inc., Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd. and Xoma Ltd.

BLU‑667

The development of BLU‑667 will focus on patients with the kinase RET and predicted RET resistant mutants. There are no approved medical therapies for RET, but there are several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib,  apatinib,  cabozantinib, dovitinib, lenvatinib, ponatinib, sorafenib, sunitinib and vandetinib. In addition, there are potentially competitive drug candidates in development, including by Ignyta, Inc., Loxo Oncology, Inc. and Mirati Therapeutics.

Commercialization Plans

Our goal is to become a fully‑integrated biopharmaceutical company capable of delivering transformative drugs to patients. Given our stage of development, we have not yet established our own commercial organization or distribution capabilities. Our initial focus is on genomically defined patient populations in oncology allowing us to efficiently commercialize our drug candidates in the United States on our own initially and worldwide longer‑term. We currently own worldwide commercial rights to all of our oncology focused drug candidates. Subject to obtaining regulatory approval, we believe that we may be able to commercialize one or more of our drug candidates in as little as five years. However, we may never obtain regulatory approval for our drug candidates or be able to develop or commercialize a marketable drug. In addition, subject to regulatory approval, we believe we can successfully launch and commercialize our initial drug candidates on our own, using a small and highly specialized sales force similar to those of other rare disease companies. However, we may establish collaborations with pharmaceutical companies to leverage their capabilities to maximize the potential of our drug candidates.

Under the terms of our agreement with Ventana, Ventana is responsible for the commercialization of the companion diagnostic for BLU-554 that we expect to use to identify HCC patients with abberantly active FGFR4 signaling as indicated by FGF19 overexpression.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for pre-clinical and clinical testing, as well as for commercial manufacture of any drugs that we may commercialize. To date, we have obtained active pharmaceutical ingredients, or API, and drug substance for BLU‑285 and BLU‑554 for our pre‑clinical and Phase 1 testing from one third‑party manufacturer and drug product from another third party manufacturer. We obtain our supplies from these manufacturers on a purchase order basis and do not have a long‑term supply arrangement in place. We do not currently have arrangements in place for redundant supply for API, drug product or drug substance. For all of our drug candidates, we intend to identify and qualify additional manufacturers to provide the API, drug product and drug substance prior to submission of a new drug application to the FDA and/or a marketing authorization application to the European Medicines Agency.

BLU‑285 and BLU‑554 are compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale‑up and does not require unusual equipment in the manufacturing process. We expect to continue developing drug candidates that can be produced cost‑effectively at contract manufacturing facilities.

Under the terms of our agreement with Ventana, we will rely on Ventana for the manufacture of a companion diagnostic for BLU-554 that we expect to use to identify HCC patients with abberantly active FGFR4 signaling as indicated by FGF19 overexpression, and we generally expect to rely on third parties for the manufacture of any other companion diagnostics we may seek to develop.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the research and clinical development, testing, manufacture, quality control, approval, labeling, packaging, storage, record‑keeping, promotion, advertising, distribution, post‑approval monitoring and reporting, marketing, and export and import of drug products, such as those we are developing. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.

The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable regulatory requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the regulatory authority’s refusal to approve pending applications, withdrawal of an approval, clinical holds, untitled or warning letters, voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, disbarment, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. Our drug candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•

completion of extensive pre-clinical tests, sometimes referred to as pre-clinical laboratory tests, pre-clinical animal studies and formulation studies performed in accordance with applicable regulations, including the FDA’s GLP regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be actively maintained, including by submitting annual reports;

•

performance of adequate and well‑controlled human clinical trials in accordance with applicable IND and other clinical trial‑related regulations, sometimes referred to as good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug for its proposed indication;

•	submission to the FDA of an NDA for a new drug;
•	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
•

satisfactory completion of an FDA pre‑approval inspection of the manufacturing facility or facilities at which the API and finished drug product are produced to assess compliance with the FDA’s current good manufacturing practice requirements, or cGMP;

•	potential FDA audit of the pre-clinical and/or clinical trial sites that generated the data in support of the NDA; and
•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

The data required to support an NDA is generated in two distinct development stages: pre-clinical and clinical. For new chemical entities, the pre‑clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non‑human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the pre-clinical tests must comply with federal regulations, including GLPs. The sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the pre-clinical data, general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30‑day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non‑compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

The clinical stage of development involves the administration of the drug candidate to healthy volunteers and/or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Clinical trials are generally conducted in three sequential phases that may overlap or be combined, known as Phase 1, Phase 2 and Phase 3 clinical trials. Phase 1 clinical trials for oncology indications generally involve a small number of disease-affected patients who are treated with the drug candidate in escalating dose cohorts. The primary purpose of these clinical trials is to determine the MTD, or a recommended dose if the MTD is not achieved,  assess the pharmacokinetic profile, pharmacologic action, side effect tolerability and safety of the drug. Phase 1 clinical trials for oncology indications may also evaluate preliminary evidence of clinical activity. Phase 2 clinical trials typically involve studies in disease‑affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 clinical trials generally involve large numbers of patients at multiple sites, in multiple countries (from several hundred to several thousand subjects) and are designed to provide the data necessary to demonstrate the efficacy of the drug for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the drug and provide an adequate basis for drug approval. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a drug during marketing. Generally, two adequate and well‑controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

Post‑approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 clinical trials.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse reactions, any finding from other clinical studies, tests in laboratory animals, or in vitro testing that suggests a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, cGMPs impose extensive procedural, substantive and recordkeeping requirements to ensure and preserve the long term stability and quality of the final drug product. In addition, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

NDA and FDA Review Process

Following trial completion, trial data are analyzed to assess safety and efficacy. The results of pre-clinical studies and clinical trials are then submitted to the FDA as part of an NDA, along with proposed labeling for the drug and information about the manufacturing process and facilities that will be used to ensure drug quality, results of analytical testing conducted on the chemistry of the drug, and other relevant information. The NDA is a request for approval to market the drug and must contain adequate evidence of safety and efficacy, which is demonstrated by extensive pre-clinical and clinical testing. The application includes both negative or ambiguous results of pre-clinical studies and clinical trials as well as positive findings. Data may come from company‑sponsored clinical trials intended to test the safety and efficacy of a use of a drug, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. FDA approval of an NDA must be obtained before a drug may be offered for sale in the United States.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fiscal year 2016 fee schedule, effective through September 30, 2016, the user fee for an application requiring clinical data, such as an NDA, is $2,374,200. PDUFA also imposes an annual product fee for human drugs ($114,450) and an annual establishment fee ($585,200) on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. In addition, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non‑orphan indication.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in‑depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard NDA and respond to the applicant, and six months from the filing date for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed drug is safe and effective for its intended use, and whether the drug is being manufactured in accordance with cGMP to assure and preserve the drug’s identity, strength, quality and purity. The FDA may refer applications for novel drugs or drug candidates that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re‑analyze the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

Before approving an NDA, the FDA will conduct a pre‑approval inspection of the manufacturing facilities for the new drug to determine whether they comply with cGMPs. The FDA will not approve the drug unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the drug within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials by inspecting the sponsor or clinical trial sites to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal clinical trial(s), and/or other significant, expensive and time‑consuming requirements related to clinical trials, pre-clinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

There is no assurance that the FDA will ultimately approve a drug product for marketing in the United States and we may encounter significant difficulties or costs during the review process. If a drug receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the drug. Further, the FDA may require that certain contraindications, warnings or precautions be included in the drug labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post‑market testing or clinical trials and surveillance to monitor the effects of approved drugs. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved drugs that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of drugs. Drug approvals may be withdrawn for non‑compliance with regulatory requirements or if problems occur following initial marketing.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, accelerated approval, priority review and breakthrough therapy designation, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures. To be eligible for fast track designation, the FDA must determine, based on the request of a sponsor, that a drug is intended to treat a serious or life threatening disease or condition and based on pre-clinical or preliminary clinical data demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors.

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

In addition, drugs studied for their safety and effectiveness in treating serious or life‑threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well‑controlled clinical trials establishing that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post‑marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval and priority review. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, priority review, accelerated approval and breakthrough therapy designation, do not change the standards for approval and may not ultimately expedite the development or approval process.

Pediatric Trials

Pursuant to FDASIA, which was signed into law on July 9, 2012, a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within sixty days of an end‑of‑Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. Development program candidates designated as orphan drugs are exempt from the above requirements. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed‑upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre‑clinical studies, early phase clinical trials, and/or other clinical development programs.

Post‑Marketing Requirements

Following approval of a new drug, a pharmaceutical company and the approved drug are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the drug, providing the regulatory authorities with updated safety and efficacy information, drug sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct‑to‑consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off‑label use”), limitations on industry‑sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off‑label uses, manufacturers may not market or promote such off‑label uses. Modifications or enhancements to the drug or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process.

Prescription drug advertising is subject to federal, state and foreign regulations. In the United States, the FDA regulates prescription drug promotion, including direct‑to‑consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drugs and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, a part of the FDCA.

In the United States, once a drug is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that drugs be manufactured in specific approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our drugs in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute drugs manufactured, processed or tested by them. Discovery of problems with a drug after approval may result in restrictions on a drug, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the drug from the market, and may require substantial resources to correct.

The FDA also may require post‑approval testing, sometimes referred to as Phase 4 testing, risk minimization action plans and post‑marketing surveillance to monitor the effects of an approved drug or place conditions on an approval that could restrict the distribution or use of the drug. Discovery of previously unknown problems with a drug or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our drugs under development.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following drug approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration for controlled substances, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments. In the United States, sales, marketing and scientific/educational programs must also comply with state and federal fraud and abuse laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, or ACA. If drugs are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Drugs must meet applicable child‑resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical drugs is subject to additional requirements and regulations, including extensive record‑keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical drugs.

The failure to comply with regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of drugs, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. In addition, even if a firm complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record‑keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch‑Waxman Amendments. The Hatch‑Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one‑half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Marketing exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five‑year period of non‑patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non‑infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three‑year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five‑year and three‑year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the pre-clinical studies and adequate and well‑controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described below, may offer a seven‑year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six‑month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA‑issued “Written Request” for such a trial.

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and marketing the drug for this type of disease or condition will be recovered from sales in the United States. In the European Union, the European Commission, after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life‑threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union Community. In addition, designation is granted for products intended for the diagnosis, prevention or treatment of a life‑threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity.

In the European Union, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Regulation of Diagnostic Tests

We expect that our drug candidates may require use of a diagnostic to identify appropriate patient populations for our products. These diagnostics, often referred to as companion diagnostics, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. For example, we have entered into an agreement with Ventana for the development and commercialization of a companion diagnostic for BLU-554 in order to identify HCC patients with abberantly active FGFR4 signaling as indicated by FGF19 overexpression. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, pre-clinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post‑market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. We expect that any companion diagnostic developed for our drug candidates will utilize the PMA pathway.

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre‑approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel drugs such as our drug candidates, a companion diagnostic device and its corresponding drug should be approved or cleared contemporaneously by FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

In the EEA, in vitro medical devices are required to conform with the essential requirements of the E.U. Directive on in vitro diagnostic medical devices (Directive No 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low‑risk devices, the conformity assessment can be carried out internally, but for higher risk devices it requires the intervention of an accredited EEA Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA.

European Drug Development

In the European Union, our future drugs may also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the European Union clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the European Union Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the European Union countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The European Union clinical trials legislation is currently undergoing a revision process mainly aimed at uniforming and streamlining the clinical trials authorization process, simplifying adverse event reporting procedures, improving the supervision of clinical trials, and increasing their transparency.

European Drug Review and Approval

In the European Economic Area, or EEA, (which is comprised of the 27 Member States of the European Union (excluding Croatia) plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of drugs, such as biotechnology medicinal drugs, orphan medicinal drugs, and medicinal drugs containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto‑immune and viral diseases. The Centralized Procedure is optional for drugs containing a new active substance not yet authorized in the EEA, or for drugs that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for drugs not falling within the mandatory scope of the Centralized Procedure. Where a drug has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the drug has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the drug characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the drug is subsequently granted a national MA in all the Member States (i.e. in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk‑benefit balance of the drug on the basis of scientific criteria concerning its quality, safety and efficacy.

European Chemical Entity Exclusivity

In the European Union, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten‑year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Rest of the World Regulation

For other countries outside of the European Union and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, drug licensing, pricing and reimbursement vary from country to country. In all cases the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Coverage and Reimbursement

Sales of our drugs will depend, in part, on the extent to which our drugs will be covered by third‑party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third‑party payors are increasingly reducing reimbursements for medical drugs and services. In addition, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost‑containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third‑party reimbursement for our drug candidates, if approved, or a decision by a third‑party payor to not cover our drug candidates could reduce physician usage of such drugs and have a material adverse effect on our sales, results of operations and financial condition.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we receive marketing approval. However, any negotiated prices for our drugs covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non‑governmental payors.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our drug candidates, if any such drug or the condition that they are intended to treat are the subject of a trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of our drug candidate. If third‑party payors do not consider our drugs to be cost‑effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, enacted in March 2010, has had a significant impact on the health care industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point‑of‑sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare drugs and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal drugs for which their national health insurance systems provide reimbursement and to control the prices of medicinal drugs for human use. A member state may approve a specific price for the medicinal drug or it may instead adopt a system of direct or indirect controls on the profitability of the Company placing the medicinal drug on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical drugs will allow favorable reimbursement and pricing arrangements for any of our drugs. Historically, drugs launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Other Healthcare Laws

We may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our product candidates, if approved. These laws include, without limitation, state and federal anti‑kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations.

The federal Anti‑Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti‑Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti‑Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti‑kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third‑party payor, including commercial insurers.

In addition, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi‑million and multi‑billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third‑party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti‑Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers were required to begin collecting data on August 1, 2013 and submit reports to the government by March 31, 2014 and June 30, 2014, and the 90th day of each subsequent calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Employees

As of February 29, 2016, we had 81 full‑time employees, including 38 employees with M.D. or Ph.D. degrees. Of these full‑time employees, 61 employees are engaged in research and development activities, and 20 are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in the State of Delaware in October 2008 under the name ImmunoCo, Inc. In May 2010, we changed our name to Hoyle Pharmaceuticals, Inc., and in June 2011, we changed our name again to Blueprint Medicines Corporation. Our principal executive offices are located at 38 Sidney Street, Suite 200, Cambridge, Massachusetts 02139, and our telephone number is (617) 374-7580.

Information Available on the Internet

Our Internet website address is http://www.blueprintmedicines.com. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K. We have included our website address in this in this Annual Report on Form 10-K solely as an inactive textual reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through the “Investors—SEC Filings” section of our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. You can find, copy and inspect information we file at the SEC’s public reference room, which is located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC’s public reference room. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov.

Item 1A.  Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We are a biopharmaceutical company with a limited operating history and have not generated any revenue from drug sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in April 2011. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates and undertaking pre-clinical studies and commencing Phase 1 clinical trials for our most advanced drug candidates, BLU-285 and BLU-554.

In June 2015, July 2015 and September 2015, respectively, the U.S. Food and Drug Administration, or FDA, accepted our Investigational New Drug, or IND, applications for BLU-554 for the treatment of advanced HCC and cholangiocarcinoma,  BLU-285 for the treatment of unresectable, treatment-resistant GIST and BLU-285 for the treatment of advanced SM. We have initiated dose-escalation Phase 1 clinical trials for each of these indications and are currently enrolling patients in each of these clinical trials.  In  September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST and SM. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our drug candidates.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, novel target discovery engine and initial drug candidates. In May 2015, we completed an initial public offering, or IPO, of our common stock, which resulted in the sale of 9,367,708 shares, including 1,221,874 shares sold by us pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering,  at a price to the public of $18.00 per share, resulting in gross proceeds of $168.6 million before deducting underwriting discounts and commissions and offering costs payable by us. To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and, to a lesser extent, the research, development and commercialization agreement that we entered into in March 2015 with Alexion Pharma Holding, or Alexion, and a debt financing. Through December 31, 2015, we have received an aggregate of $310.5 million in gross proceeds from such transactions, including $168.6 million in gross proceeds from our IPO, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $16.8 million of upfront and milestone payments from Alexion and $10.0 million in gross proceeds from the debt financing. As of December 31, 2015, our cash and cash equivalents were $162.7 million.

We have incurred net losses in each year since our inception, and we had an accumulated deficit of $135.0 million as of December 31, 2015. Our net loss was $52.8 million for the year ended December 31, 2015, $40.3 million for the year ended December 31, 2014 and $20.9 million for the year ended December 31, 2013. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced‑manufacturing expenses. As a public company, we will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

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

As of December 31, 2015, we had cash and cash equivalents of $162.7 million. We expect that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into at least the third quarter of 2017. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
•	the scope, prioritization and number of our research and development programs;
•	the success of our collaboration with Alexion;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other drug candidates and technologies;
•	the costs of securing manufacturing arrangements for commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market our drug candidates.

Identifying potential drug candidates and conducting pre-clinical development and testing and clinical trials is a time‑consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

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

We are very early in our development efforts with only two drug candidates,  BLU-285 and BLU-554, in clinical development. All of our other drug candidates are currently in pre-clinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our lead drug candidates, BLU‑285 and BLU‑554. Our ability to generate drug revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. In addition, our drug development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. For example, we have entered into an agreement with Ventana Medical Systems, Inc., or Ventana, to develop and commercialize a companion diagnostic for BLU-554 in order to identify HCC patients with abberantly active FGFR4 signaling as indicated by FGF19 overexpression. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our lead drug candidates and other drug candidates will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials, including our current Phase 1 clinical trials for BLU-285 and BLU-554;
•	successful completion of pre-clinical studies for our other drug candidates;
•	approval of INDs for future clinical trials for our other drug candidates;
•

successful development of companion diagnostics for use with our drug candidates, including the development of a companion diagnostic for BLU-554 for identifying HCC patients with FGF19 signaling and BLU-285 for identifying GIST patients with the PDGFRα D842V mutant;

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

Our scientific approach focuses on using our novel target discovery engine and our proprietary compound library to identify new kinase targets in disease indications. Our focus on using our novel target discovery engine to identify potential kinase targets in disease indications may not result in the discovery and development of commercially viable drugs for these diseases. The use of our proprietary compound library may not lead to the development of commercially viable drugs. Even if we are able to develop a drug candidate that successfully targets these kinases in pre-clinical studies, we may not succeed in demonstrating safety and efficacy of the drug candidate in clinical trials.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

Each of our lead drug candidates, BLU-285 and BLU-554, is in clinical development, and all of our other drug candidates are in pre-clinical development. The risk of failure for our lead drug candidates and other drug candidates is high. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our pre-clinical studies, current Phase 1 clinical trials and future clinical trials may not be successful.

We have initiated dose-escalation Phase 1 clinical trials for BLU-285 for the treatment of unresectable, treatment-resistant GIST,  BLU-554 for the treatment of advanced HCC and cholangiocarcinoma and BLU-285 for the treatment of advanced SM.

Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, in the European Union for each drug candidate and, consequently, the ultimate approval and commercial marketing of BLU‑285, BLU‑554 and our other drug candidates. We do not know whether any of our clinical trials for our lead drug candidates will be completed on schedule, if at all.

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

•

clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional pre-clinical studies or clinical trials or we may decide to abandon drug development programs;

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
•

our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from pre-clinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our drug candidates; and

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

Our drug development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant pre-clinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations. Any delays in our pre-clinical or future clinical development programs may harm our business, financial condition and prospects significantly.

We may choose not to develop a potential product candidate, or we may suspend or terminate one or more discovery programs or pre-clinical drug candidates or programs.

At any time and for any reason, we may determine that one or more of our discovery programs or pre-clinical drug candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or drug candidate. Accordingly, we may choose not to develop a potential drug candidate or elect to suspend or terminate one or more of our discovery programs or pre-clinical drug candidates or programs. If we suspend or terminate a program or drug candidate in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or drug candidates.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are focused on diseases in genomically defined patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

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

Because the target patient populations for our drug candidates are relatively small, it may be difficult to successfully identify patients, which may lead to delays in enrollment for our trials. If the market opportunities for our drug candidates are smaller than we believe they are, our product revenues may be adversely affected and our business may suffer.

We focus our research and product development on treatments for cancer and rare genetic diseases, including genomically defined cancer and diseases driven by abnormal kinase activation. Because the target patient populations for our drug candidates are relatively small, including our lead drug candidates BLU‑285 and BLU‑554,  it may be difficult to successfully identify patients. We have entered into an agreement with Ventana to develop and commercialize a companion diagnostic for BLU-554 in order to identify HCC patients with abberantly active FGFR4 signaling as indicated by FGF19 overexpression, and we intend to engage third parties to develop companion diagnostics for use in some of our other clinical trials. However, Ventana or other third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients for our clinical trials. Our inability to enroll a sufficient number of patients in our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we are unable to include patients with the driver of the disease, including the applicable genomic alteration for diseases in genomically defined patient populations, this could compromise our ability to seek participation in FDA’s expedited review and approval programs, including breakthrough therapy designation and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines. In addition, our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, prospects and ability to achieve or sustain profitability

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals both for our drug candidates and for the related companion diagnostics, we will not be able to commercialize, or will be delayed in commercializing, our drug candidates, and our ability to generate revenue will be materially impaired.

Our drug candidates and the related companion diagnostics, including the companion diagnostic that we are developing with Ventana for BLU-554 in order to identify HCC patients with abberantly active FGFR4 signaling as indicated by FGF19 overexpression, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We may also need marketing approval for the related companion diagnostics, including the companion diagnostic for BLU-554 that we are developing with Ventana. We have not received approval to market any of our drug candidates or related companion diagnostics from regulatory authorities in any jurisdiction and it is possible that none of our drug candidates or any drug candidates or related companion diagnostics we may seek to develop in the future will ever obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA for a drug candidate, Pre‑Market Approval, or PMA, application for a companion diagnostic or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical, clinical or other studies. Our drug candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;
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

Undesirable side effects caused by our drug candidates could cause us to interrupt, delay or halt pre-clinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, it is likely that there may be side effects associated with the use of our drug candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drug candidates for any or all targeted indications. The drug‑related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

While we have received orphan drug designation for our lead drug candidates, BLU-285 and BLU-554, we may seek orphan drug designation for some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

In September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST and SM. As part of our business strategy, we may seek orphan drug designation for some of our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers.

Similarly, in the European Union, the European Commission grants orphan drug designation after receiving the opinion of the European Medicines Agency’s, or EMA, Committee for Orphan Medicinal Products on an orphan drug designation application. Orphan drug designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life‑threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). In addition, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life‑threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the European Union. The European Union exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek orphan drug designation for our other drug candidates in addition to BLU-554 for the treatment of HCC and BLU-285 for the treatment of GIST and SM, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations.

Even if we receive regulatory approval for any of our drug candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. In addition, our drug candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.

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

•	restrictions on the marketing or manufacturing of the drug, withdrawal of the drug from the market, or voluntary drug recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of marketing approvals;
•	drug seizure or detention, or refusal to permit the import or export of drugs; and
•	injunctions or the imposition of civil or criminal penalties.

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

A key element of our strategy is to use our novel target discovery engine to identify kinases that are drivers of diseases in genomically defined patient populations with high unmet medical need in order to build a pipeline of drug candidates. Although our research and development efforts to date have resulted in a pipeline of drug candidates, we may not be able to continue to identify novel kinase drivers and develop drug candidates. Even if we are successful in continuing to build our pipeline, the potential drug candidates that we identify may not be suitable for clinical development. For example, they may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize drug candidates based upon our approach, we will not be able to obtain drug revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

The precise incidence and prevalence for SM, GIST and HCC are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. We estimate that there are approximately: (i) 4,300 addressable patients with advanced forms of SM, including smoldering SM, and approximately 16,000 addressable patients with indolent SM in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan, or the Major Markets; (ii) 500 addressable patients with PDGFRα D842V‑driven, unresectable or metastatic GIST in the Major Markets and approximately 20,000 addressable patients in the Major Markets with unresectable or metastatic frontline GIST; and (iii) 18,000 first line and 6,000 second line addressable HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression in the Major Markets.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If BLU‑285 receives marketing approval for advanced SM, GIST and/or for patients with GIST with the PDGFRα D842V mutation, it may face competition from other drug candidates in development for these indications, including drug candidates in development from AB Science S.A., AROG Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc., Deciphera Pharmaceuticals, LLC, Kolltan Pharmaceuticals, Inc., Novartis AG and Plexxikon Inc., a wholly‑owned subsidiary of Daiichi Sankyo Company, Limited. Further, if BLU‑554 receives marketing approval for patients with HCC with FGF19 overexpression, it will face competition from sorafenib, the only approved systemic medical therapy for HCC. In addition, we are aware of potentially competitive drug candidates in development by AstraZeneca plc, Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd. and Xoma Ltd.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage when we begin later-stage clinical trials and if we successfully commercialize any drug candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

If we or our collaborators, including Ventana, are unable to successfully develop and commercialize companion diagnostics for our drug candidates, or experience significant delays in doing so we may not realize the full commercial potential of our drug candidates.

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostics. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into an agreement with Ventana to develop and commercialize a companion diagnostic for BLU-554 in order to identify HCC patients with abberantly active FGFR4 signaling as indicated by FGF19 overexpression, but we have not yet initiated development and commercialization of this companion diagnostic or companion diagnostics for any of our other programs. We have little experience in the development and commercialization of companion diagnostics and may not be successful in developing and commercializing appropriate companion diagnostics to pair with any of our drug candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing and commercializing companion diagnostics, we expect to rely on Ventana to design, manufacture, obtain regulatory approval for and commercialize the companion diagnostic for BLU-554 in order to identify HCC patients with abberantly active FGFR4 signaling as indicated by FGF19 overexpression, and we expect to rely in whole or in part on other third parties to design, manufacture, obtain regulatory approval for and commercialize any other companion diagnostics for our drug candidates. We and our collaborators, including Ventana, may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic that we may seek to develop,  our collaborators, including Ventana:

•	may not perform their respective obligations as expected or as required under our agreements with them;
•	may not pursue commercialization of a companion diagnostic test even if it receives any required regulatory approvals;
•

may elect not to continue the development of a companion diagnostic test based on changes in their or other third parties’ strategic focus or available funding, or external factors such as an acquisition, that divert resources or create competing priorities;

•	may not commit sufficient resources to the marketing and distribution of the a companion diagnostic test; and
•	may terminate their relationship with us.

Any delay or failure by us or our collaborators, including Ventana, to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our drug candidates. If we, or any third parties that we engage to assist us, including Ventana, are unable to successfully develop and commercialize companion diagnostics for our drug candidates, or experience delays in doing so:

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

In addition, third party collaborators, including Ventana, may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our drug candidates, if approved. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our drug candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our drug candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our drug candidates.

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

In some countries, particularly countries in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our drug candidate to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, CROs, contract laboratories and other third parties to conduct or otherwise support clinical trials for our drug candidates. We rely heavily on these parties for execution of clinical trials for our drug candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We and our CROs are required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our current or future clinical trials comply with GCPs. In addition, our clinical trials must be conducted with drug candidates produced under cGMPs regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government‑sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we intend to design the clinical trials for our drug candidates, CROs will conduct all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct current or future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

We contract with third parties for the manufacture of our drug candidates for pre-clinical development and clinical trials, and we expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for pre-clinical development and clinical testing, as well as for the commercial manufacture of our drugs if any of our drug candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We own patents and patent applications that relate to BLU‑285 and BLU‑554 as composition of matter. We also own applications relating to composition of matter for KIT Exon 17 inhibitors with different compound families, composition of matter for FGFR4 inhibitors with multiple compound families, composition of matter for inhibitors of the predicted RET resistant mutants, composition of matter for inhibitors of predicted NTRK resistant mutants, as well as methods of use for these novel compounds. The issued patent directed to BLU‑554 composition of matter has a statutory expiration date in 2033, the issued patent directed to BLU-285 composition of matter has a statutory expiration date in 2034 and any patents issuing from our pending patent applications are projected to expire between 2034 and 2036.

As of February 29, 2016, we owned one patent, four pending U.S. patent applications, eight pending foreign patent applications in a number of jurisdictions, including Argentina, Bolivia, Pakistan, Taiwan and Venezuela, and three pending Patent Cooperation Treaty, or PCT, patent applications directed to our KIT program, including BLU-285. Any U.S. or ex-U.S. patents issuing from the pending applications covering BLU-285 will have a statutory expiration date of October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of February 29, 2016, we owned two issued U.S. patents, three pending U.S. patent applications, 23 foreign patent applications in a number of jurisdictions, including Australia, Brazil, Canada, China, the European Union, Israel, India, Japan, South Korea, Mexico New Zealand, Russia, South Africa, and two pending PCT patent applications directed to our FGFR4 program, including BLU-554. Any U.S. or ex-U.S. patent issuing from the pending applications covering BLU-554 will have a statutory expiration date of July 2033, December 2033, or October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of February 29, 2016, we owned one PCT application and one provisional U.S. patent application directed to our RET program, which, if issued, will have statutory expiration dates of 2036. As of February 29, 2016, we owned two provisional U.S. patent applications directed to NTRK, which, if issued, will have statutory expiration dates of 2036.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of February 29, 2016, we owned two U.S. patent applications, two European Union patent applications and eight pending PCT patent applications directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

Filing, prosecuting and defending patents on our drug candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. In addition, the patent laws of some foreign countries do not afford intellectual property protection to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own drugs and, further, may export otherwise infringing drugs to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These drugs may compete with our drug candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law‑making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We are highly dependent on the research and development, clinical and business development expertise of Jeffrey W. Albers, our President and Chief Executive Officer, Anthony L. Boral, our Chief Medical Officer, Christoph Lengauer, our Chief Scientific Officer, and Kathryn Haviland, our Chief Business Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of February 29, 2016 we had 81 full‑time employees, and in connection with operating as a public company, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day‑to‑day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self‑dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. In addition, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

As a public company, we have incurred and expect to continue to incur, particularly after we are no longer an “emerging growth company,” significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes‑Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time‑consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Our stock price has been and in the future may be subject to substantial volatility. In addition, the stock market in general, and NASDAQ listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $37.17 and a low price of $13.04 per share for the period April 30, 2015, our first day of trading on The NASDAQ Global Select Market, through March 10, 2016. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

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

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us or our business. We do not control these analysts. We may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our common stock, the price of our common stock could decline. If one or more of these analysts cease to cover our common stock, we could lose visibility in the market for our common stock, which in turn could cause our common stock price to decline.

Our executive officers, directors, principal stockholders and their affiliates maintain the ability to exercise significant influence over our company and all matters submitted to stockholders for approval.

The holdings of our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, represent beneficial ownership, in the aggregate, approximately 50% of our common stock, based on the number of shares of our common stock outstanding as of December 31, 2015. As a result, these stockholders, if they choose to act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) December 31, 2020; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, under the Loan and Security Agreement, we are currently restricted from paying cash dividends, and we expect these restrictions to continue in the future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre‑change net operating loss carryforwards and certain other pre‑change tax attributes to offset its post‑change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2015, we had federal net operating loss carryforwards of approximately $123.9 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in Cambridge, Massachusetts where we occupy approximately 38,500 rentable square feet of office and laboratory space pursuant to a lease agreement that we entered into on February 12, 2015. The lease term commenced June 15, 2015 and ends on October 31, 2022. We have an option to extend the lease term for five additional years. We believe that this office and laboratory space is sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “BPMC” on the NASDAQ Global Select Market and has been publicly traded since April 30, 2015. Prior to this time, there was no public market for our common stock.  The following table sets forth the high and low sales prices of our common stock as reported on the NASDAQ Global Market for the periods indicated:

Year Ended December 31, 2015:	High	Low
Second Quarter (beginning April 30, 2015)	$37.17	$18.00
Third Quarter	$33.10	$19.39
Fourth Quarter	$27.00	$19.08

Holders

As of February 29,  2016, there were approximately 59 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, pursuant to our loan and security agreement with Silicon Valley Bank, we are prohibited from paying cash dividends without the prior written consent of Silicon Valley Bank. Moreover, the terms of any future debt agreements may preclude us from paying dividends. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects and any other factors deemed relevant by our board of directors. Investors should not purchase our common stock with the expectation of receiving cash dividend.

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following performance graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from April 30, 2015 (the first date that shares of our common stock were publicly traded) through December 31, 2015. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on April 30, 2015, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Blueprint Medicines Corporation, The NASDAQ Composite Index and The NASDAQ Biotechnology Index
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
4/30/2015
6/30/2015
9/30/2015
12/31/2015
Blueprint Medicines Corporation
NASDAQ Composite Index
NASDAQ Biotechnology Index

Issuer Purchases of Equity Securities

We presently have no publicly announced share repurchase plan or program. All repurchased shares of common stock described in the following table were initially issued as equity incentive awards to employees, directors or consultants in the form of restricted stock or upon the exercise of early-exercisable but unvested stock options. All repurchases were made upon forfeiture of shares of common stock by the recipient of such equity incentive awards in connection with the termination of employment or other service relationship with us. Pursuant to the award agreements governing such grants, the repurchase price for all shares was equal to the price per share initially paid by the recipient. The following table provides information relating to our repurchase of shares of our common stock in the fourth quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31	—	$—	—	—
November 1 - November 30	—	—	—	—
December 1 - December 31	725	0.06	—	—
Total	725	$0.06	—	—

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

We received approximately $154.8 million in net proceeds after deducting underwriting discounts and commissions and offering costs payable by us. As of December 31, 2015, we estimate that we have used approximately $38.8 million of the net proceeds from the offering as follows: approximately $8.1 million of external costs to fund our Phase 1 clinical trials for BLU-285 and BLU-554; approximately $11.3 million of external costs for new and ongoing research activities; approximately $8.4 million of internal research and development costs and approximately $11.0 million for working capital and other general corporate purposes. None of the offering expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, and we have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any such persons. There has been no material change in the planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on April 30, 2015 pursuant to Rule 424(b)(4) under the Securities Act. We have invested the unused proceeds from the offering in cash equivalents in accordance with our investment policy.

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived consolidated balance sheet data as of December 31, 2013 from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The selected historical financial information in this section is not intended to replace our financial statements and the related notes thereto. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands, except per share data)
Statements of Operations Data:
Collaboration revenue	$11,400	$—	$—
Operating expenses:
Research and development	48,588	31,844	15,928
General and administrative	14,456	7,890	5,072
Total operating expenses	63,044	39,734	21,000
Other income (expense):
Other income (expense), net	(429)	(98)	226
Interest and other expense	(696)	(453)	(138)
Total other income (expense)	(1,125)	(551)	88
Net loss	$(52,769)	$(40,285)	$(20,912)
Convertible preferred stock dividends	(3,153)	(5,765)	(2,870)
Net loss applicable to common stockholders	$(55,922)	$(46,050)	$(23,782)
Net loss per share applicable to common stockholders — basic and diluted(1)	$(3.07)	$(32.41)	$(23.43)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted(1)	18,236	1,421	1,015

(1)

See Note 10, “Net Loss per Share” in the accompanying notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per share applicable to common stockholders.

	As of
	December 31,
	2015 (1)	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$162,707	$47,240	$1,987
Working capital(2)	151,776	41,510	(705)
Total assets	178,898	49,925	4,135
Term loan payable, net of current portion	4,072	7,338	2,155
Warrant liability	—	365	119
Convertible preferred stock	—	114,811	39,958
Total stockholders’ equity (deficit)	143,979	(79,382)	(41,454)

(1)

Upon the closing of our IPO in May 2015, all outstanding shares of our convertible preferred stock were converted into 15,467,479 million shares of common stock, and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 42,423 shares of common stock.

(2)	We define working capital as current assets less current liabilities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Annual Report on Form 10-K, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

Overview

We are a biopharmaceutical company focused on improving the lives of patients with genomically defined diseases driven by abnormal kinase activation. Our approach is to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and to craft drug candidates with therapeutic windows that may provide significant and durable clinical responses to patients without adequate treatment options. This integrated biology and chemistry approach enables us to drug known kinases that have been difficult to inhibit selectively and also identify, characterize and drug novel kinase targets. By focusing on diseases in genomically defined patient populations, we believe that we will have a more efficient development path with a greater likelihood of success. Leveraging our novel target discovery engine, we have developed a robust small molecule drug pipeline in cancer and a rare genetic disease. One of our lead drug candidates is BLU-285, which targets KIT Exon 17 mutants and PDGFRα D842V, abnormally active receptor tyrosine kinase mutants that are drivers of cancer and proliferative disorders. BLU-285 is currently being developed for patients with systemic mastocytosis, or SM, a myeloproliferative disorder of the mast cells, and defined subsets of patients with gastrointestinal stromal tumor, or GIST, the most common sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract. Our other lead drug candidate is BLU‑554, which targets FGFR4, a kinase that is aberrantly activated and is a driver of disease in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. Both drug candidates have demonstrated proof of concept in pre-clinical models.

In June 2015, July 2015 and September 2015, respectively, the U.S. Food and Drug Administration, or FDA, accepted our Investigational New Drug, or IND, applications for BLU-554 for the treatment of advanced HCC and cholangiocarcinoma, a rare form of cancer that affects the bile ducts, BLU-285 for the treatment of unresectable, treatment-resistant GIST and BLU-285 for the treatment of advanced SM. We have initiated dose-escalation Phase 1 clinical trials for each of these indications and are currently enrolling patients in each of these clinical trials. We expect preliminary data for each of these Phase 1 clinical trials to be available by the end of 2016. In September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST and SM.

We are also developing BLU-667, a drug candidate that targets RET, a receptor tyrosine kinase that can become abnormally activated by mutations or translocations, which occurs when a portion of the gene that encodes RET is joined to part of another gene to encode a fusion protein, and RET resistant mutants that we predict will arise from treatment with first generation therapies. A fusion protein is encoded by a fusion gene, which is a gene in which a portion of one gene is joined to part of another gene. In the case of RET, a portion of the RET gene that encodes the kinase domain is joined to part of another gene. RET fusion proteins are always active and are thought to be drivers in several cancers. RET is a driver of disease in non-small cell lung cancer and cancers of the thyroid, and our research suggests that RET may be a driver of disease in subsets of colon and breast cancer. In pre-clinical studies, BLU6864, a structurally related compound that we identified in the course of developing BLU-667, induced tumor regression in disease models driven by the primary RET fusion and a predicted secondary on-target resistance mutation. We plan to initiate 28-day Good Laboratory Practice, or GLP, toxicology studies for BLU-667 in the first half of 2016 with the goal of identifying the dose limiting toxicity and anticipated first-in-human dose for BLU-667. We plan to file an IND for BLU-667 by the end of 2016.

In addition, we have identified predicted resistance mutations in the neurotrophic tyrosine receptor kinase, or NTRK, some of which have recently been clinically observed by others. NTRK is believed to be a driver of disease in a broad set of cancers. We have nominated two development candidates for potential clinical development as inhibitors of NTRK and predicted NTRK resistant mutants. Leveraging our novel target discovery engine, we also have initiated efforts for a discovery program for an undisclosed kinase target and plan to nominate two more programs by the end of 2016, including at least one program focused on kinases as therapeutic targets in cancer immunotherapy, also referred to as immunokinases.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our platform including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing drug substance and drug product material for use in pre-clinical studies, conducting pre-clinical studies, including Good Laboratory Practice, or GLP, toxicology studies and preparing to commence planned clinical development activities. We do not have any drugs approved for sale and have not generated any revenue from drug sales.

In May 2015, we completed an IPO of our common stock, which resulted in the sale of 9,367,708 shares, including 1,221,874 shares sold by us pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering, at a price to the public of $18.00 per share. We received gross proceeds of $168.6 million before deducting underwriting discounts and commissions and offering costs payable by us. To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and, to a lesser extent, the research, development and commercialization agreement, or Alexion agreement, that we entered into in March 2015 with Alexion Pharma Holding, or Alexion, and a debt financing. Through December 31, 2015, we have received an aggregate of $310.5 million from such transactions, including $168.6 million in gross proceeds from our IPO, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $16.8 million of upfront and milestone payments from Alexion and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net loss was $52.8 million for the year ended December 31, 2015, $40.3 million for the year ended December 31, 2014 and $20.9 million for the year ended December 31, 2013. As of December 31, 2015, we had an accumulated deficit of $135.0 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

•	continue the planned clinical development activities for our lead drug candidates, BLU-285 and BLU-554;
•	continue to discover, validate and develop additional drug candidates, including BLU-667;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional research, development and business personnel; and
•	incur additional costs associated with operating as a public company.

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

Alexion is responsible for funding 100% of our research and development costs incurred under the research plan, including pass-through costs and a negotiated yearly rate per full-time equivalent for our employees’ time and their associated overhead expenses. We received a $15.0 million non-refundable upfront payment in March 2015 upon execution of the agreement and are eligible to receive over $250.0 million in payments upon the successful achievement of pre-specified pre-clinical, clinical, regulatory and commercial milestones as follows: (i) up to $6.0 million in pre-clinical milestone payments for the first licensed product, (ii) up to $83.0 million and $61.5 million in development milestone payments for the first and second licensed products, respectively, and (iii) up to $51.0 million in commercial milestone payments for each of the first and second licensed products. We received a $1.75 million payment from Alexion in the second quarter of 2015 and payments of $0.25 million and $0.75 million from Alexion in the first quarter of 2016 following the achievement of three of the first pre-clinical milestones under the Alexion agreement. Alexion will pay us tiered royalties, ranging from mid-single to low-double digit percentages, on a country-by-country and licensed-product-by-licensed-product basis, on worldwide net product sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of such licensed product in such country and ending on the later of (i) the expiration of the last-to-expire valid claim of specified patents covering such licensed product, (ii) the expiration of the applicable regulatory exclusivity period, and (iii) 10 or 15 years from specified commercial sales.

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

During the year ended December 31, 2015, we recognized revenue under the Alexion agreement of $11.4 million, and we received $4.9 million related to reimbursable research and development costs under the Alexion agreement. As of December 31, 2015, we have recorded unbilled accounts receivable of $3.2 million related to reimbursable research and development costs under the Alexion agreement for activities performed during the fourth quarter of 2015.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from drug sales and do not expect to generate any revenue from the sale of drugs in the near future. Our revenue consists of collaboration revenue under the Alexion agreement, including amounts that are recognized related to an upfront payment, milestone payments and amounts due to us for research and development services. In the future, revenue may include additional milestone payments earned under the collaboration agreement and royalties on any net product sales. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, payments for manufacturing services, and milestone and other payments.

In the future, we will seek to generate revenue from a combination of drug sales and additional strategic relationships we may enter into.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our drug candidates, which include:

•	employee‑related expenses including salaries, benefits, and stock‑based compensation expense;
•	expenses incurred under agreements with third parties that conduct research and development, pre-clinical activities, clinical activities and manufacturing on our behalf;
•	the cost of consultants;
•	the cost of lab supplies and acquiring, developing and manufacturing pre-clinical study and clinical trial materials; and
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs.

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

Research and development activities are central to our business model. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later‑stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our drug candidate development programs progress. However, we do not believe that it is possible at this time to accurately project total program‑specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

A significant portion of our research and development expenses have been external expenses, which we track on a program‑by‑program basis following nomination as a development candidate. Our internal research and development expenses are primarily personnel‑related expenses, including stock-based compensation expense. We do not track our internal research and development expenses on a program‑by‑program basis as they are deployed across multiple projects under development.

The following table summarizes our external research and development expenses by program for the years ended December 31, 2015 and 2014. Pre‑development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately. We had not yet nominated any development candidates for the year ended December 31, 2013.

	Year Ended
	December 31,
	2015	2014
	(in thousands)
BLU-285 external expenses	$6,338	$5,290
BLU-554 external expenses	5,134	3,437
Pre-development candidate expenses and unallocated expenses	23,104	13,855
Internal research and development expenses	14,012	9,262
Total research and development expenses	$48,588	$31,844

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring and program management expenses.

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

We expect that our general and administrative expenses will increase in the future to support continued research and development activities, including as we continue our existing clinical trials and initiate additional clinical trials, and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, among other expenses. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax‑related services, director and officer insurance premiums and investor relations costs.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates.

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

Our revenue is currently generated through our collaboration agreement with Alexion. The terms of this agreement contain multiple elements, or deliverables, including an exclusive license granted by us to Alexion to research, develop, manufacture and commercialize the licensed products and the compounds in the field in the territory, as well as research and development activities to be performed by us on behalf of Alexion related to the licensed product candidates. In addition, the terms of this agreement include payments to us of one or more of the following: a nonrefundable, upfront payment; contingent milestone payments related to specified pre-clinical milestones, development milestones and sales-based commercial milestones; fees for research and development services rendered; and royalties on commercial sales of licensed product candidates, if any. To date, we have received the upfront payment upon execution of the Alexion agreement, payments for the achievement of the certain pre-clinical milestones under the Alexion agreement and payments for certain research and development services. We are eligible to earn additional milestone payments under the Alexion agreement. We have not earned royalty revenue as a result of product sales.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Stock-based Compensation

We expense the fair value of employee stock awards, net of estimated forfeitures, adjusted to reflect actual forfeitures, over the requisite service period, which is typically the vesting period. Compensation cost for restricted stock awards issued to employees is measured using the grant date intrinsic value of the award, net of estimated forfeitures, and is adjusted to reflect actual forfeitures. We estimate the fair value of options granted to employees at the date of grant using the Black‑Scholes option‑pricing model that requires management to apply judgment and make estimates, including:

•

expected volatility, which is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. Prior to April 30, 2015, we were a privately-held company and lacked company-specific historical and implied volatility information. As such, we have used an average of expected volatility based on the volatilities of a representative group of publicly traded biopharmaceutical companies for a period equal to the expected term of the option grant. Beginning in the fourth quarter of 2015, we began to include our own volatility into the average calculation. We intend to consistently apply this process using the same representative companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation;

•	risk‑free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption;
•

expected term, which we calculate using the simplified method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share‑Based Payment, as we have insufficient historical information regarding our stock options to provide a basis for an estimate;

•

prior to becoming a public company, fair value estimates of the underlying shares of common stock, which were determined using the option‑pricing method, or OPM, or a hybrid of the probability‑weighted expected return method and the OPM and were approved by our board of directors. Upon becoming a public company, the fair value of the underlying shares of common stock equals the closing price of our stock on The NASDAQ Global Select Market on the date of grant; and

•	dividend yield, which is zero based on the fact that we never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

We have computed the fair value of stock options at the date of grant using the following weighted‑average assumptions:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Risk-free interest rate	1.66%	1.92%	1.87%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.0	6.1	6.1
Expected stock price volatility	85.43%	92.99%	88.96%

Stock‑based awards issued to non‑employees, including directors for non‑board related services, are accounted for based on the fair value of such services received or of the intrinsic value of equity instruments issued, whichever is more reliably measured. These stock‑based awards are revalued at each vesting date and period‑end. Stock‑based awards subject to service‑based vesting conditions are expensed on a straight‑line basis over the vesting period. In accordance with the Accounting Standards Codification, or ASC, 718, stock‑based awards subject to both performance‑and service‑based vesting conditions are recognized using an accelerated attribution model.

The amount of stock‑based compensation expense recognized during a period is based on the value of the portion of the awards that are expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from

“cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We evaluate our forfeiture rate at each reporting period. Ultimately, the actual expense recognized over the vesting period will be for only those options that vest.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of (i) December 31, 2020; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,
	2015	2014	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$11,400	$—	$11,400	100%
Operating expenses:
Research and development	48,588	31,844	16,744	53
General and administrative	14,456	7,890	6,566	83
Total operating expenses	63,044	39,734	23,310	59
Other expense:
Other expense, net	(429)	(98)	(331)	338
Interest expense	(696)	(453)	(243)	54
Total other expense	(1,125)	(551)	(574)	104
Net loss	$(52,769)	$(40,285)	$(12,484)	31%

Collaboration Revenue

Collaboration revenue was $11.4 million for the year ended December 31, 2015 under the Alexion agreement. We did not record any collaboration revenue during the year ended December 31, 2014.

Research and Development Expense

Research and development expense increased by $16.7 million from $31.8 million for the year ended December  31, 2014 to $48.6 million for the year ended December 31, 2015, an increase of 53%. The increase in research and development expense was primarily attributable to the following:

•

approximately $6.0 million in increased personnel expense primarily due to a 49% increase in headcount, largely driven by growth in the clinical and non-clinical organizations as we advanced our lead drug candidates, BLU-285 and BLU-554, into clinical trials, as well as higher stock‑based compensation expense;

•	approximately $6.0 million in external clinical activities as we advanced our lead drug candidates, BLU-285 and BLU-554, into clinical trials; and
•

approximately $5.4 million as we continued to build our platform and advance our discovery pipeline forward, including costs associated with development of BLU-667 and costs related to the Alexion agreement.

These increases were partially offset by $0.7 million of lower external IND‑enabling pre-clinical and toxicology studies as well as manufacturing activities primarily due to timing associated with toxicology studies for BLU-285 and BLU-554 during the year ended December 31, 2014.

We expect that our research and development expense will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring and program management expenses.

General and Administrative Expense

General and administrative expense increased by $6.6 million from $7.9 million for the year ended December 31, 2014 to $14.5 million for the year ended December 31, 2015, an increase of 83%. The increase in general and administrative expense was primarily attributable to the following:

•

approximately $3.5 million in increased personnel costs primarily due to an increase of 113% in business personnel headcount to support our overall growth as a publicly traded company as well as an increase in stock-based compensation expense; and

•

approximately $2.5 million increase in professional fees, including external legal and audit fees, insurance premiums, public relations fees and recruiting costs and fees paid to members of our board of directors.

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs in connection with being a public company. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Expense, Net

Other expense, net, increased by $0.3 million from $0.1 million for the year ended December 31, 2014 to $0.4 million for the year ended December 31, 2015, an increase of 338%. The increase in other expense, net, was primarily related to the impact of the re‑measurement associated with the change in the fair value of the convertible preferred stock warrant liability.

Interest Expense

Interest expense increased by $0.2 million from $0.5 million for the year ended December 31, 2014 to $0.7 million for the year ended December 31, 2015, an increase of 54%. The increase in interest expense was primarily related to a higher outstanding principal balance under the Loan and Security Agreement for the year ended December 31, 2015.

Comparison of Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013,

together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,
	2014	2013	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$31,844	$15,928	$15,916	100%
General and administrative	7,890	5,072	2,818	56
Total operating expenses	39,734	21,000	18,734	89
Other income (expense):
Other income (expense), net	(98)	226	(324)	(143)
Interest expense	(453)	(138)	(315)	228
Total other income (expense)	(551)	88	(639)	(726)
Net loss	$(40,285)	$(20,912)	$(19,373)	93%

Research and Development Expense

Research and development expense increased $15.9 million from $15.9 million for the year ended December 31, 2013 to $31.8 million for the year ended December 31, 2014, an increase of 100%. The increase in research and development expense was primarily attributable to the following:

•	approximately $7.6 million for external IND‑enabling pre‑clinical and toxicology studies, as well as the commencement of manufacturing activities for our lead drug candidates, BLU-285 and BLU-554;
•

approximately $4.9 million in increased personnel costs primarily due to an increase of 46% in headcount as our programs advance towards clinical trials as well as higher stock‑based compensation expense, including expense associated with stock‑based awards issued to non‑employees;

•

approximately $1.9 million in chemistry expenses related to the further development of our proprietary compound library, increased chemical analysis for our lead drug candidates, BLU-285 and BLU-554, and the discovery efforts related to our drug candidate pipeline; and

•	approximately $1.2 million for in vivo study costs leading up to and following the nomination of BLU‑285 and BLU‑554 as lead programs.

General and Administrative Expense

General and administrative expense increased by $2.8 million from $5.1 million for the year ended December 31, 2013 to $7.9 million for the year ended December 31, 2014, an increase of 56%. The increase in general and administrative expense was primarily attributable to the following:

•

approximately $1.8 million in increased personnel costs primarily due to an increase in stock‑based compensation expense, including expenses associated with stock‑based awards issued to consultants and non-employee directors, and a 23% increase in headcount as we build the infrastructure to support the growth of the research and development organization and advance our lead drug candidates, BLU-285 and BLU-554, in clinical trials; and

•	approximately $0.6 million in increase in professional fees including external legal fees, corporate communications and public relations costs.

Other Income (Expense, Net

Other income (expense), net, decreased by $0.3 million from $0.2 million for the year ended December 31, 2013 to $(0.1) million for the year ended December 31, 2014, a decrease of 143%. The decrease in other income (expense), net, was primarily related to the recognition of $0.2 million of other income in the year ended December 31, 2013 related to an award received from the Massachusetts Life Sciences Investment Tax Credit program and the impact of the re‑measurement loss associated with the change in the fair value of the convertible preferred stock warrant liability. For the year ended December 31, 2014, we did not recognize other income related to the Massachusetts Life Sciences Investment Tax Credit program.

Interest Expense.

Interest and other expense increased by $0.3 million from $0.1 million for the year ended December 31, 2013 to $0.4 million for the year ended December 31, 2014, an increase of 228%. The increase in interest expense was primarily related to a higher outstanding principal balance under the Loan and Security Agreement for the year ended December 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and, to a lesser extent, the Alexion agreement and a debt financing. Through December 31, 2015, we have received an aggregate of $310.5 million from such transactions, including $168.6 million in gross proceeds from our IPO, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $16.8 million of upfront and milestone payments from Alexion and $10.0 million in gross proceeds from the debt financing.

As of December 31, 2015, we had cash and cash equivalents of $162.7 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended
	December 31,
(in thousands)	2015	2014	2013
Net cash used in operating activities	$(31,676)	$(35,400)	$(19,025)
Net cash used in investing activities	(6,079)	(700)	(257)
Net cash provided by financing activities	153,222	81,353	17,992
Net increase in cash and cash equivalents	$115,467	$45,253	$(1,290)

Net Cash Used in Operating Activities.  Net cash used in operating activities was $31.7 million during the year ended December  31, 2015 compared to net cash used in operating activities of $35.4 million during year ended December  31, 2014. The decrease in cash used in operating activities was primarily due to the receipt of $16.8 million of upfront and milestone payments from Alexion, partially offset by an increase in net loss of $12.5 million for the year end December  31, 2015 as compared to the year ended December  31, 2014.

Net cash used in operating activities was $35.4 million during the year ended December 31, 2014 compared to $19.0 million during the year ended December 31, 2013. The increase in cash used in operating activities was due to an increase in net loss of $19.4 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $6.1 million during the year ended December  31, 2015 compared to net cash used in investing activities of $0.7 million during the year ended December  31, 2014. Net cash used in investing activities for the year ended December  31, 2015 consisted of purchases of property and equipment as well as a security deposit payment for our new office lease agreement.  Net cash used in investing activities for the year ended December  31, 2014 consisted of purchases of property and equipment.

Net cash used in investing activities was $0.7 million during the year ended December 31, 2014 compared to net cash used in investing activities of $0.3 million during the year ended December 31, 2013. Net cash used in investing activities for the year ended December 31, 2014 and 2013 consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $153.2 million during the year ended December 31, 2015 compared to net cash provided by financing activities of $81.4 million during the year ended December 31, 2014. Net cash provided by financing activities for the year ended December 31, 2015 was primarily due to $154.8 million in net proceeds from our IPO after deducting underwriting discounts, commissions and offering costs payable by us, partially offset by $1.8 million of principal payments on term loan payable. The cash provided by financing activities for the year ended December 31, 2014 was primarily due to $74.9 million of net proceeds received from the private placement of our Series B and Series C convertible preferred stock and $6.3 million of proceeds from our term loan, net of principal payments.

Net cash provided by financing activities was $81.4 million during the year ended December 31, 2014 compared to $18.0 million during the year ended December 31, 2013. The cash provided by financing activities for the year ended December 31, 2014 was primarily the result of $74.9 million of net proceeds received from private placements of our convertible preferred stock and $7.0 million principal that we drew under the Loan and Security Agreement. The cash provided by financing activities for the year ended December 31, 2013 was primarily the result of $15.0 million of proceeds received from private placements of our convertible preferred stock and $3.0 million principal that we drew under the Loan and Security Agreement.

Borrowings

In May 2013, we entered into the Loan and Security Agreement with Silicon Valley Bank. Under the terms of the Loan and Security Agreement, we borrowed $5.0 million. Loan advances accrue interest at a fixed rate of 2.0% above the prime rate. In November 2014, we amended the Loan and Security Agreement and borrowed an additional $5.0 million. Each loan advance included an interest only payment period. During the year ended December 31, 2014, we paid principal payments of $0.7 million on the first $3.0 million of advances. During the year ended December 31, 2015, we paid principal payments of $1.8 million on the $10.0 million of advances. We are required to pay a fee of 4.0% of the total loan advances at the end of the term of the loan. There are no outstanding financial covenants associated with the Loan and Security Agreement. As of December 31, 2015, we had $7.4 million in outstanding principal under the Loan and Security Agreement.

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

See Note 6, “Term Loan,” in the accompanying notes to our audited consolidated financial statements for additional information.

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

As of December 31, 2015, we had cash and cash equivalents of $162.7 million. We expect that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into at least the third quarter of 2017. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;

•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we obtain;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other drug candidates and technologies;
•	the costs of securing manufacturing arrangements for commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our drug candidates.

Identifying potential drug candidates and conducting pre-clinical studies and clinical trials is a time‑consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2015:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease commitments (1)	$17,350	$2,326	$4,864	$5,160	$5,000
Debt repayments (2)	7,951	3,649	4,302	-	-
Total	$25,301	$5,975	$9,166	$5,160	$5,000

(1)

Represents future minimum lease payments under our non-cancelable operating leases, which expire in October 2022. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

(2)

Consists of payment obligations for principal and interest under the Loan and Security Agreement. As of December 31, 2015, we had $7.4 million in outstanding principal under the Loan and Security Agreement.

We enter into agreements in the normal course of business with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, synthetic chemistry and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts are generally cancelable at any time by us upon 30 days prior written notice. Certain of these agreements require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones.  Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2015 and 2014, respectively, we had cash and cash equivalents of $162.7 million and $47.2 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash and cash equivalents, are in a money market fund that invests in U.S. Treasury obligations.  Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located Asia and the European Union, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 30, 2015 and 2014, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2015.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15 of this Annual Report on Form 10-K.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Vice President of Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based upon such evaluation, our Chief Executive Officer and Vice President of Finance have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Employment Agreement with Kathryn Haviland

On March 10, 2016, we entered into an employment agreement with Kathryn Haviland, our Chief Business Officer. The employment agreement provides for “at will” employment and supersedes and replaces in all respects the terms of the offer letter agreement that we previously entered into with Ms. Haviland.

The employment agreement entitles Ms. Haviland to an initial base salary of $340,000, which is subject to periodic review and adjustment Ms. Haviland is also eligible for an annual performance bonus targeted at 35% of her base salary. Ms. Haviland is eligible to participate in the employee benefit plans generally available to full-time employees, subject to the terms of those plans. If Ms. Haviland’s employment is terminated by us without cause (as defined in her employment agreement) or by Ms. Haviland for good reason (as defined in her employment agreement), and subject to Ms. Haviland’s execution of a release of potential claims against us, Ms. Haviland will be entitled to receive: (i) a lump sum in cash in an amount equal to 12 months of base salary and (ii) a monthly cash payment for 12 months for medical and dental benefits or Ms. Haviland’s COBRA health continuation period, whichever ends earlier. However, in the event that Ms. Haviland’s employment is terminated by us without cause, or Ms. Haviland terminates her employment with us for good reason, in either case within 12 months following the occurrence of a sale event (as defined in her employment agreement), in lieu of the severance payments and benefits described in the preceding sentence and subject to Ms. Haviland’s execution of a release of potential claims against us, Ms. Haviland will be entitled to receive: (i) a lump sum in cash in an amount equal to the sum of 12 months of Ms. Haviland’s base salary then in effect plus Ms. Haviland’s target annual incentive compensation for the year in which the termination occurs, (ii) a monthly cash payment for 12 months for medical and dental benefits or Ms. Haviland’s COBRA health continuation period, whichever ends earlier, and (iii) full and immediate vesting and exercisability of all time-based stock options and other time-based stock-based awards held by Ms. Haviland.  In addition, the employment agreement provides that if Ms. Haviland’s employment is terminated by us for cause or by Ms. Haviland without good reason, in either case, within 12 months of the commencement of Ms. Haviland’s employment with us, Ms. Haviland is required to repay in full the initial sign-on bonus of $75,000 that she received upon the commencement of her employment with us.

Ms. Haviland has also previously entered into a Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement that contains, among other things, non-competition and non-solicitation provisions that apply during the term of Ms. Haviland’s employment and for 12 months thereafter.

Change in Control Agreement with Michael Landsittel

On March 10, 2016, we entered into a change in control agreement with Michael Landsittel, our Vice President of Finance and Principal Financial and Accounting Officer. The change in control agreement supersedes and replaces any terms of the offer letter agreement that we previously entered into with Mr. Landsittel regarding severance pay and benefits upon a termination of employment in connection with the closing of a sale event (as defined in the change in control agreement).

Pursuant to the change in control agreement, if Mr. Landsittel’s employment is terminated by us without cause (as defined in his change in control agreement) or by Mr. Landsittel for good reason (as defined in his change in control agreement), and subject to Mr. Landsittel’s execution of a release of potential claims against us, Mr. Landsittel will be entitled to receive: (i) a lump sum in cash in an amount equal to six months of base salary, plus one times Mr. Landsittel’s target annual cash incentive compensation as determined by our board of directors or the compensation committee of our board of directors, (ii) a monthly cash payment for medical and dental benefits for the period of time that Mr. Landsittel is entitled to base salary continuation or Mr. Landsittel’s COBRA health continuation period, whichever ends earlier, and (iii) full and immediate vesting and exercisability of all time-based stock options and other time-based stock-based awards held by Mr. Landsittel.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)   Financial Statements

The following documents are included on pages F-1 through F-24 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)   Exhibits

The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blueprint Medicines Corporation

Date: March 11, 2016	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey W. Albers Jeffrey W. Albers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2016
/s/ Michael Landsittel Michael Landsittel	Vice President of Finance (Principal Financial and Accounting Officer)	March 11, 2016
/s/ Daniel S. Lynch Daniel S. Lynch	Chairman of the Board	March 11, 2016
/s/ Nicholas Lydon Nicholas Lydon, Ph.D.	Director	March 11, 2016
/s/ Alexis Borisy Alexis Borisy	Director	March 11, 2016
/s/ Mark Goldberg Mark Goldberg, M.D.	Director	March 11, 2016
/s/ Charles A. Rowland, Jr. Charles A. Rowland, Jr.	Director	March 11, 2016
/s/ George Demetri George Demetri, M.D.	Director	March 11, 2016
/s/ Lonnel Coats Lonnel Coats	Director	March 11, 2016

Blueprint Medicines Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Blueprint Medicines Corporation

We have audited the accompanying consolidated balance sheets of Blueprint Medicines Corporation (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 11, 2016

Blueprint Medicines Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$162,707	$47,240
Restricted cash	119	119
Unbilled accounts receivable	3,414	—
Prepaid expenses and other current assets	4,176	915
Total current assets	170,416	48,274
Property and equipment, net	6,661	1,482
Other assets	555	99
Restricted cash	1,266	70
Total assets	$178,898	$49,925
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	2,455	814
Accrued expenses	6,436	3,810
Deferred rent	—	138
Restricted stock liability	7	298
Current portion of deferred revenue	5,898	—
Current portion of lease incentive obligation	578	—
Current portion of term loan payable	3,266	1,704
Total current liabilities	18,640	6,764
Deferred rent, net of current portion	842	—
Restricted stock liability, net of current portion	1	29
Warrant liability	—	365
Deferred revenue, net of current portion	7,742	—
Lease incentive obligation, net of current portion	3,370
Term loan payable, net of current portion	4,072	7,338
Other long term liabilities	252	—
Commitments (Note 12)
Series A convertible preferred stock, $0.001 par value: no shares and 40,150,000 shares authorized at December 31, 2015 and December 31, 2014, respectively; no shares and 40,000,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	39,958
Series B convertible preferred stock, $0.001 par value: no shares and 20,999,996 shares authorized at December 31,2015 and December 31, 2014, respectively; no shares and 20,916,663 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	24,985
Series C convertible preferred stock, $0.001 par value: no shares and 24,154,589 shares authorized at December 31, 2015 and December 31, 2014, respectively; no shares and 24,154,589 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	49,868
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 27,196,053 and 2,218,652 shares issued at December 31, 2015 and December 31, 2014, respectively, and 27,065,558 and 1,626,738 shares outstanding at December 31, 2015 and December 31, 2014, respectively	27	2
Additional paid-in capital	278,927	2,822
Accumulated deficit	(134,975)	(82,206)
Total stockholders’ equity (deficit)	143,979	(79,382)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$178,898	$49,925

Blueprint Medicines Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended
	December 31,
	2015	2014	2013
Collaboration revenue	$11,400	$—	$—
Operating expenses:
Research and development	48,588	31,844	15,928
General and administrative	14,456	7,890	5,072
Total operating expenses	63,044	39,734	21,000
Other income (expense):
Other income (expense), net	(429)	(98)	226
Interest expense	(696)	(453)	(138)
Total other income (expense)	(1,125)	(551)	88
Net loss	$(52,769)	$(40,285)	$(20,912)
Convertible preferred stock dividends	(3,153)	(5,765)	(2,870)
Net loss applicable to common stockholders	$(55,922)	$(46,050)	$(23,782)
Net loss per share applicable to common stockholders — basic and diluted	$(3.07)	$(32.41)	$(23.43)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted	18,236	1,421	1,015

Blueprint Medicines Corporation

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except per share data)

	Series A		Series B		Series C
	Convertible		Convertible		Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2012	25,000,000	$24,970	—	—	—	—	720,031	$1	$92	$(21,009)	$(20,916)
Issuance of Series A convertible preferred stock at $1.00 per share, net of issuance costs of $12	15,000,000	14,988	—	—	—	—	—	—	—	—	—
Issuance of common stock under stock plan	—	—	—	—	—	—	501,299	—	23	—	23
Stock based compensation expense	—	—	—	—	—	—	—	—	351	—	351
Net loss	—	—	—	—	—	—	—	—	—	(20,912)	(20,912)
Balance at December 31, 2013	40,000,000	$39,958	—	$—	—	—	1,221,330	$1	$466	$(41,921)	$(41,454)
Issuance of Series B convertible preferred stock at $1.20 per share, net of issuance costs of $115	—	—	20,916,663	24,985	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock at $2.07 per share, net of issuance cost of $131	—	—	—	—	24,154,589	49,868	—	—	—	—	—
Issuance of common stock under stock plan	—	—	—	—	—	—	405,408	1	30	—	31
Stock based compensation expense	—	—	—	—	—	—	—	—	2,326	—	2,326
Net loss	—	—	—	—	—	—	—	—	—	(40,285)	(40,285)
Balance at December 31, 2014	40,000,000	$39,958	20,916,663	$24,985	24,154,589	$49,868	1,626,738	$2	$2,822	$(82,206)	$(79,382)
Conversion of preferred stock into common stock	(40,000,000)	(39,958)	(20,916,663)	(24,985)	(24,154,589)	(49,868)	15,467,479	15	114,792	—	114,807
Initial public offering, net of issuance costs	—	—	—	—	—	—	9,367,708	9	154,743	—	154,752
Reclassification of warrant	—	—	—	—	—	—	—	—	810	—	810
Issuance of common stock upon warrant exercise	—	—	—	—	—	—	32,438	—	—	—	—
Issuance of common stock under stock plan	—	—	—	—	—	—	571,195	1	580	—	581
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,180	—	5,180
Net loss	—	—	—	—	—	—	—	—	—	(52,769)	(52,769)
Balance at December 31, 2015	—	$—	—	$—	—	$—	27,065,558	$27	$278,927	$(134,975)	$143,979

Blueprint Medicines Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2015	2014	2013
Operating activities
Net loss	$(52,769)	$(40,285)	$(20,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	948	622	501
Noncash interest expense	109	85	26
Change in fair value of warrant liability	445	100	(4)
Stock-based compensation	5,180	2,326	351
Changes in assets and liabilities:
Unbilled accounts receivable	(3,414)	—	—
Prepaid expenses and other current assets	(1,482)	(469)	16
Other assets	(552)	—	20
Accounts payable	1,391	(512)	541
Accrued expenses	1,956	2,873	550
Deferred revenue	13,641	—	—
Deferred rent	2,871	(140)	(114)
Net cash used in operating activities	(31,676)	(35,400)	(19,025)
Investing activities
Purchases of property and equipment	(4,883)	(700)	(257)
Restricted cash	(1,196)	—	—
Net cash used in investing activities	(6,079)	(700)	(257)
Financing activities
Proceeds from term loan	—	7,000	3,000
Principal payments on loan payable	(1,806)	(750)	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	—	14,987
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	24,985	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	49,868	—
Proceeds from IPO, net of commissions and underwriting discounts	156,815	—	—
Debt issuance costs	—	(18)	(48)
Payment of offering costs	(2,046)	—	—
Proceeds from issuance of common stock, net of repurchases	259	268	53
Net cash provided by financing activities	153,222	81,353	17,992
Net increase in cash and cash equivalents	115,467	45,253	(1,290)
Cash and cash equivalents at beginning of period	47,240	1,987	3,277
Cash and cash equivalents at end of period	$162,707	$47,240	$1,987
Supplemental cash flow information
Cash paid for interest	$452	$215	$53
Conversion of convertible preferred stock into common stock	$114,808	$—	$—
Reclassification of warrant liability to additional paid-in-capital	$810	$—	$—
Property and equipment purchases incurred but unpaid at period end	$1,244	$—	$—
Issuance of warrants in connection with term loan	$—	$145	$119

Blueprint Medicines Corporation

Notes to Consolidated Financial Statements

1. Nature of Business

Blueprint Medicines Corporation (the Company), a Delaware corporation formed on October 14, 2008, is a biopharmaceutical company focused on improving the lives of patients with genomically defined diseases driven by abnormal kinase activation. The Company’s approach is to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and to craft drug candidates with therapeutic windows that may provide significant and durable clinical response to patients without adequate treatment options.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The audited consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

The accompanying consolidated financial statements include the accounts of Blueprint Medicines Corporation and its wholly owned subsidiary, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities. All intercompany transactions and balances have been eliminated.

In connection with preparing for its IPO, the Company effected a 1‑for‑5.5 reverse stock split of the Company’s common stock. The reverse stock split became effective on April 10, 2015. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid‑in capital. Upon the closing of the IPO in May 2015, all of the Company’s outstanding convertible preferred stock automatically converted into 15,467,479 shares of common stock, and warrants exercisable for convertible preferred stock automatically converted into warrants exercisable for 42,423 shares of common stock. In addition, the Company is authorized to issue 120,000,000 shares of common stock and 5,000,000 shares of preferred stock. The significant increase in shares outstanding in the year ended December 31, 2015 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations until the second quarter of 2016.

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

The Company’s revenue is currently generated through its collaboration agreement with Alexion Pharma Holding (Alexion). The terms of this agreement contain multiple elements, or deliverables, including an exclusive license granted by the Company to Alexion to research, develop, manufacture and commercialize the licensed products and the compounds in the field in the territory, as well as research and development activities to be performed by the Company on behalf of Alexion related to the licensed product candidates. In addition, the terms of this agreement include payments to the Company of one or more of the following: a nonrefundable, upfront payment; contingent milestone payments related to specified pre-clinical milestones, development milestones and sales-based commercial milestones; fees for research and development services rendered; and royalties on commercial sales of licensed product candidates, if any. To date, the Company has received the upfront payment, payments for the achievement of certain pre-clinical milestones under the Alexion agreement and payments for certain research and development services. The Company is eligible to earn additional milestone payments under the Alexion agreement. The Company has not earned royalty revenue as a result of product sales. See Note 13 for additional information on this agreement.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. For the years ended December 31, 2015, 2014  and 2013, comprehensive loss was equal to net loss.

Cash Equivalents

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. These assets include an investment in a money market fund that invests in U.S. treasury obligations. Cash equivalents consist of the following at December 31, 2015 and December 31, 2014 (in thousands):

	December 31,	December 31,
	2015	2014
Money market fund	$162,707	$47,240

Fair Value of Financial Instruments

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•

Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial instruments measured at fair value as of December 31, 2015, are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Money market funds, included in cash equivalents	$162,707	$162,707	$—	$—

Financial instruments measured at fair value as of December 31, 2014, are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Money market funds, included in cash equivalents	$47,240	$47,240	$—	$—
Financial Liabilities
Preferred stock warrants	(365)	—	—	(365)

At December 31, 2015 and December 31, 2014, all of the Company’s cash equivalents were comprised of a money market account, the fair value of which is valued using Level 1 inputs. The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because the Company’s interest rate yield approximates current market rates. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

The fair value of the preferred stock warrant liability was determined based on Level 3 inputs and utilizing the Black-Scholes option pricing model (see Note 7). On May 5, 2015, upon completion of the IPO, the warrants to purchase preferred stock converted into warrants to purchase common stock and the Company reclassified the fair value of the warrants as of May 5, 2015 to additional paid-in capital. The following table presents activity in the preferred stock warrant liability during the year ended December 31, 2015 and 2014 (in thousands):

	Year Ended
	December 31,
	2015	2014
Beginning balance	$365	$119
Issuance of warrant at fair value	—	146
Change in fair value	445	100
Reclassification of fair value to additional paid-in capital	(810)	—
Ending balance	$—	$365

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After completion of the IPO in May 2015, $2.1 million of these costs were recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital. As of December 31, 2014, the Company recorded $0.1 million of deferred offering costs, included in other assets in the accompanying balance sheet, in contemplation of its IPO.

Research and Development Costs

Expenditures relating to research and development are expensed in the period incurred. Research and development expenses consist of both internal and external costs associated with the development of the Company’s selective cancer therapies and building of its platform.

In certain circumstances, the Company is required to make nonrefundable advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the nonrefundable advance payments are deferred and capitalized, even when there is no alternative future use for the research and development, until related goods or services are provided. As of December 31, 2015 and 2014, the Company had prepaid expenses of approximately $0.4 million and $0.1 million, respectively, related to nonrefundable advance payments to vendors.

Property and Equipment, Net

Property and equipment consists of lab equipment, furniture and fixtures, computer equipment, software, and leasehold improvements, all of which is stated at cost. Expenditures for maintenance and repairs are recorded to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation is recognized over the estimated useful lives of the assets using the straight‑line method.

Impairment of Long‑Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long‑lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any impairment charges through December 31, 2015.

Warrants

The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets and liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a component of other income (expense), until the earlier of their exercise or expiration or the completion of a liquidation event, including the IPO, at which time the warrant liability was reclassified to stockholders’ equity. The warrant liability totaled $0.4 million at December 31, 2014 (see Note 7).

Stock‑Based Compensation Expense

The Company expenses the fair value of employee stock awards net of estimated forfeitures on a straight‑line basis over the requisite service period, which generally is the vesting period. Compensation cost for restricted stock awards issued to employees is measured using the grant date intrinsic value of the award, net of estimated forfeitures, adjusted to reflect actual forfeitures. The Company estimates the fair value of the options granted to employees at the date of grant using the Black‑Scholes option‑pricing model that requires management to apply judgment and make estimates, including:

•

expected volatility, which is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. Prior to April 30, 2015, the Company was a privately-held company and lacked company-specific historical and implied volatility information. As such, the Company has used an average of expected volatility based on the volatilities of a representative group of publicly traded biopharmaceutical companies for a period equal to the expected term of the option grant. Beginning in the fourth quarter of 2015, the Company began to include its own volatility into the average calculation. The Company intends to consistently apply this process using the same representative companies until a sufficient amount of historical information regarding the volatility of its own share price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation;

•	risk‑free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption;

•

expected term, which the Company calculates using the simplified method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share‑Based Payment, as the Company has insufficient historical information regarding stock options to provide a basis for an estimate;

•

prior to becoming a public company, fair value estimates of the underlying common shares, which were determined using the option‑pricing method (OPM) or a hybrid of the probability‑weighted expected return method and the OPM and were approved by the Company’s board of directors. Upon becoming a public company, the fair value of the underlying common shares equals the closing price of the Company’s stock on The NASDAQ Global Select Market on the date of grant; and

•	dividend yield which is zero based on the fact that the Company never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The amount of stock‑based compensation expense recognized during a period is based on the fair value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company evaluates its forfeiture rate at each reporting period. Ultimately, the actual expense recognized over the vesting period will be for only those options that vest.

Stock‑based awards issued to non‑employees, including directors for non‑board‑related services, are accounted for based on the fair value of such services received or of the intrinsic value of equity instruments issued, whichever is more reliably measured. These stock‑based awards are revalued at each vesting date and period‑end. Stock‑based awards subject to service‑based vesting conditions are expensed on a straight‑line basis over the vesting period.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of the assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions using a more‑likely‑than‑not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in the law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position.

Concentrations of Credit Risk and Off‑Balance‑Sheet Risk

The Company has no significant off‑balance‑sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable.

The Company maintains its cash and cash equivalents in a custodian account at a high quality financial institution, and consequently, the Company believes that such funds are subject to minimal credit risk.

Accounts receivable represents amounts due from the Company’s collaboration partner.  The Company monitors economic conditions to identify facts or circumstances that may indicate that its accounts receivable is at risk of collection.

Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief operating decision maker view the Company’s operations and manage its business as one operating segment. The Company operates only in the United States.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605 and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance will be effective for annual reporting periods (including interim reporting periods within those years) beginning January 1, 2018; early adoption in 2017 is permitted. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is in the process of evaluating the new guidance and determining the expected effects of the adoption of this standard on its consolidated financial statements.

On April 7, 2015, the FASB, issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03),which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 will be effective for the Company on January 1, 2016, with early adoption permitted. ASU 2015-03 will be applied on a retrospective basis. The Company has assessed and determined the impact of the adoption of ASU 2015-03 on its financial statements will be immaterial.

In 2014, the FASB issued new guidance on management’s responsibility in evaluating whether or not there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period. This new accounting guidance is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The new accounting standard will impact the disclosure in the Company’s financial statements.

3. Restricted Cash

At December  31, 2015 and 2014, $1.4 million and $0.2 million, respectively, of the Company’s cash is restricted by a bank. As of December 31, 2015 and 2014,  $0.1 million of the restricted cash was included in current assets as collateral for a stand‑by letter of credit issued by the Company to its landlord in connection with the lease of the Company’s corporate headquarters, which ended in October 2015. As of December 31, 2015, $1.3 million of restricted cash was included in long-term assets on the Company’s balance sheet related to a security deposit for the lease agreement entered on February 12, 2015 for the Company’s new corporate headquarters. In addition, $0.1 million of restricted cash was included in long‑term assets related to the Company’s corporate credit card agreement as of December 31, 2014.

4. Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated
	Useful Life	December 31
	(Years)	2015	2014
Lab equipment	5	$2,712	$2,000
Furniture and fixtures	4	632	326
Computer equipment	3	615	369
Leasehold improvements	Term of lease	4,612	191
Software	3	167	142
		8,738	3,028
Less: accumulated depreciation and amortization		(2,077)	(1,546)
Total property and equipment, net		$6,661	$1,482

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $0.9 million,  $0.6 million and $0.5 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2015	2014
Employee compensation	$2,731	$623
External research and development	1,471	2,034
Property and equipment costs	994	—
Professional fees and other	1,035	386
Consulting	165	216
Interest	34	150
Severance	6	330
Deferred offering costs	—	71
	$6,436	$3,810

6. Term Loan

In May 2013, the Company entered into a loan and security agreement with Silicon Valley Bank (the 2013 Term Loan), which provided for up to $5.0 million in funding, to be made available in three tranches. Loan advances accrue interest at a fixed rate of 2% above the prime rate. In June 2013, the Company drew the first loan advance of $1.0 million under the 2013 Term Loan and was required to make interest‑only payments until April 1, 2014, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through March 2017. In September 2013, the Company drew the second loan advance of $2.0 million under the 2013 Term Loan and was required to make interest‑only payments until April 1, 2014, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through March 2017. In June 2014, the Company drew the remaining $2.0 million advance under the 2013 Term Loan and was required to make interest‑only payments until January 1, 2015, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through December 2017. In November 2014, the Company amended the 2013 Term Loan to allow the Company to borrow an additional $5.0 million (the 2014 Term Loan). The Company accounted for the amendment as a modification to the existing 2013 Term Loan. The Company immediately drew the additional $5.0 million under the 2014 Term Loan and was required to make interest‑only payments until December 1, 2015, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through November 2018. The Company is required to pay a fee of 4% of the total loan advances at the end of the term of each of the 2013 Term Loan and the 2014 Term Loan. The fee is being accreted to interest expense over the term of the 2013 Term Loan and the 2014 Term Loan. In the event of prepayment, the Company is obligated to pay 1% to 2% of the amount of the outstanding principal depending upon the timing of the prepayment.

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

Scheduled monthly principal payments on the term loan, as of December 31, 2015, are as follows (in thousands):

2016	3,333
2017	2,583
2018	1,528
Total	$7,444

7. Warrants

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

   The Company recorded a debt discount upon issuance of the warrants, which is being accreted as interest expense over the remaining term of the loan. The Company recorded interest expense related to the Series A Warrant and the Series B Warrant of less than $0.1 million in each of the years ended December 31, 2015, 2014 and 2013.

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

The fair value of the warrants at May 5, 2015 was $0.8 million. The Company recorded other expense of $0.4 million in the statement of operations during the twelve months ended December  31, 2015 equal to the change in fair value of the warrants from December 31, 2014 to May 5, 2015. The Company reclassified the fair value of the warrants at May 5, 2015, of $0.8 million, to additional paid-in capital.

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

8. Convertible Preferred Stock

In January and September 2013, the Company issued 10,000,000 and 5,000,000 shares, respectively, of Series A Convertible Preferred Stock at a price of $1.00 per share, resulting in net proceeds of $15.0 million. In January 2014, the Company issued a total of 20,916,663 shares of Series B Convertible Preferred Stock at $1.20 per share for net proceeds of $25.0 million. In November 2014, the Company issued a total of 24,154,589 shares of Series C Convertible Preferred Stock at $2.07 per share for net proceeds of $49.9 million.

Upon the closing of the IPO in May 2015, all of the Company’s outstanding convertible preferred stock automatically converted into 15,467,479 shares of common stock.  In addition, upon the completion of the IPO,  the Company’s board of directors was authorized, without action by the stockholders, to designate and issue up to an aggregate of 5,000,000 shares of preferred stock in one or more series. The board of directors can designate the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

As of December 31, 2015,  no shares of preferred stock were issued or outstanding.

9. Stock Awards

2015 Stock Option and Incentive Plan

In March 2015 and April 2015, respectively, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which became effective upon the closing of the IPO in May 2015. The Plan replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). Any options or awards outstanding under the 2011 Plan remain outstanding and effective. The 2015 Plan provides the Company flexibility to use various equity‑based incentive and other awards as compensation tools to motivate its workforce. These tools include incentive stock options (ISO), nonstatutory stock options (NSO), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash‑based awards.  The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan, which will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2016, the number of shares reserved for issuance under the 2015 Plan was increased by 1,087,842 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. At December 31, 2015, there were 1,439,717 shares available for future grant under the 2015 Plan. ISOs may not be granted at less than fair value on the date of the grant. The exercise price of ISOs granted to an employee, who at the time of grant is a 10% shareholder, may not be less than 110% of the fair value on the date of grant.

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

A summary of the Company’s unvested restricted stock and related information follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2014	425,279	$0.46
Granted	—	—
Vested	(271,958)	0.39
Repurchased	(22,826)	0.50
Unvested at December 31, 2015	130,495	0.60

The Company has granted restricted stock to non‑employees which contain both performance‑based and service‑based vesting criteria. Stock‑based compensation expense associated with these performance‑based awards is recognized if the performance condition is considered probable of achievement using management’s best estimates. In the year ended December 31, 2014 management concluded that the milestones associated with 181,818 shares of performance‑based restricted stock were probable of achievement, and the Company began to record stock‑based compensation expense using the accelerated attribution method, accordingly. The Company recorded $1.4 million and $0.9 million of stock-based compensation expense for non‑employee performance‑based awards in the years ended December 31, 2015 and 2014, respectively, related to the achievement of both milestones.

The total fair value of restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $4.9 million, $1.5 million and $0.5 million, respectively.

A summary of the Company’s stock option activity and related information follows:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(2)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2014	1,501,912	$2.02	9.42	$7,704
Granted	716,573	11.96
Exercised	(289,237)	1.95
Canceled	(126,446)	3.50
Outstanding at December 31, 2015	1,802,802	$5.88	8.76	$37,008
Exercisable at December 31, 2015	430,939	$3.50	8.56	$9,847
Vested and expected to vest at December 31, 2015(1)	1,757,456	$5.86	8.76	$36,103

(1)	Represents the number of vested options as of December 31, 2015, plus the number of unvested options expected to vest as of December 31, 2015 based on a forfeiture rate of 2.5%.
(2)	Intrinsic value represents the amount by which the fair market value as of December 31, 2015 of the underlying common stock exceeds the exercise price of the option.

The fair value of stock options is estimated on the grant date using the Black‑Scholes option‑pricing model based on the following weighted average assumptions:

	Year Ended
	December 31,
	2015	2014	2013
Risk-free interest rate	1.66%	1.92%	1.87%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.0	6.1	6.1
Expected stock price volatility	85.43%	92.99%	88.96%

The weighted‑average grant date fair value of options granted in the years ended December 31, 2015, 2014 and 2013 was $8.55, $3.46 and $1.18, respectively. The total intrinsic value of options exercised in the years ended December 31, 2015 and 2014 was $6.8 million and $0.1 million, respectively. There were no options exercised in the year ended December 31, 2013.

Total stock‑based compensation expense recognized for all stock‑based compensation awards in the statements of operations is as follows (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Research and development	$2,148	$1,052	$224
General and administrative	3,032	1,274	127
Total stock-based compensation expense	$5,180	$2,326	$351

At December 31, 2015, there was $8.1 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted‑average period of 2.36 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefit will be recorded when realized.

2015 Employee Stock Purchase Plan

In March 2015 and April 2015, respectively, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the IPO in May 2015.  The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP, which will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2016, the number of shares reserved for issuance under the 2015 ESPP was increased by 271,960 shares. The first offering period under the 2015 Employee Stock Purchase Plan commenced on December 1, 2015.

10. Net Loss per Share

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

	Year Ended
	December 31,
	2015	2014	2013
Convertible preferred stock	—	15,467,479	7,272,726
Warrants	—	42,423	27,272
Stock options	1,802,802	1,501,912	385,250
Unvested restricted stock	130,495	425,279	836,712
Total	1,933,297	17,437,093	8,521,960

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 18,235,614 and 1,420,518 for the years ended December 31, 2015 and 2014, respectively.

11. Income Taxes

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended
	December 31,
	2015	2014	2013
Federal income tax (benefit) at statutory rate	34.00%	34.00%	34.00%
Permanent differences	(3.30)	(1.87)	0.38
Federal research and development credits	1.64	1.3	2.08
State income tax, net of federal benefit	4.72	4.93	5.16
Other	0.56	0.7	1.46
Change in valuation allowance	(37.62)	(39.06)	(43.08)
Effective income tax rate	—%	—%	—%

The Company had net losses in all periods presented and therefore has not recognized any federal or state income tax expense.

The Company’s deferred tax assets and liabilities consist of the following:

	Year Ended
	December 31,
	2015	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$48,291	$30,603	$15,993
Research and development credit carryforwards	3,118	1,949	1,123
Deferred lease incentive	1,551	—
Accrued expenses and other	1,374	628	294
Deferred rent	331	54	109
Total gross deferred tax asset	54,665	33,234	17,519
Deferred tax liability	(1,702)	(85)	(139)
Debt discount	(39)	(74)	(41)
Valuation allowance	(52,924)	(33,075)	(17,339)
Net deferred tax asset	$—	$—	$—

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $52.9 million, $33.0 million and $17.3 million has been established at December 31, 2015, 2014 and 2013, respectively. The change in the valuation allowance was $19.8 million, $15.7 million and $9.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company has incurred net operating losses (NOL) since inception. At December 31, 2015, the Company had federal and state NOL carryforwards of $123.2 million and $121.3 million, respectively, which expire beginning in 2030. As of December 31, 2015, the Company had federal and state research and development tax credit carryforwards of $2.1 million and $1.1 million, respectively, which expire beginning in 2025. The Company had net NOLs related to stock compensation in the amount of $0.6 million that is not included in the deferred tax assets. When the excess stock-based compensation related to NOL carryover tax assets are realized, the benefit will be credited directly to equity. As of December 31, 2015, the Company had federal orphan drug credits of $0.3 million, which expire beginning in 2025.

The Internal Revenue Code of 1986, as amended (the Code), provides for a limitation of the annual use of net operating losses and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes (as defined by the Code) that could limit the Company’s ability to utilize these carryforwards. At this time, the Company has not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since the Company’s formation. The Company may have experienced ownership changes, as defined by the Code, as a result of past financing transactions. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. In addition, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for federal or state income tax purposes.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations. As of December 31, 2015 and 2014, the Company has no accrued interest related to uncertain tax positions. In many cases, the Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

12. Commitments and Contingencies

The Company leased its prior corporate headquarters under an operating lease that expired on November 1, 2015.  On February 1, 2015, the Company’s option to extend the term of the lease for an additional three‑year period expired. The Company did not exercise its option to extend the term of the lease.

On February 12, 2015, the Company entered into a lease for its current corporate headquarters for approximately 38,500 rentable square feet of office and laboratory space in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015.  The lease ends on October 31, 2022. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the seven year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which increases periodically until it reaches approximately $2.8 million. The current lease provides the Company with an allowance for leasehold improvements of $4.3 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is included in lease incentive obligations on the consolidated balance sheets. As of December 31, 2015, the Company had other current assets of $1.3 million related to the reimbursement of leasehold improvement costs from the landlord. The lease agreement required the Company to pay a security deposit of $1.3 million, which was recorded in restricted cash on the consolidated balance sheets.

The future minimum lease payments at December 31, 2015, are as follows (in thousands):

2016	$2,326
2017	2,396
2018	2,468
2019	2,542
2020	2,618
Thereafter	5,000
Total minimum lease payments	$17,350

The Company records rent expense under its lease agreements on a straight line basis. For the years ended December 31,

2015, 2014, and 2013, rent expense was $1.8 million, $0.8 million, and $0.6 million, respectively.

13. Collaborations

Alexion

In March 2015, the Company entered into a research, development and commercialization agreement with Alexion to research, develop and commercialize drug candidates for an undisclosed activated kinase target, which is the cause of a rare genetic disease. Under the terms of this agreement, the Company is responsible for research and pre-clinical development activities related to drug candidates and Alexion is responsible for all clinical development, manufacturing and commercialization activities related to drug candidates.

Alexion is responsible for funding 100% of the Company’s research and development costs incurred under the research plan, including pass‑through costs and a negotiated yearly rate per full‑time equivalent for its employees’ time and their associated overhead expenses. The Company received a $15.0 million non‑refundable upfront payment in March 2015 upon execution of the agreement and is eligible to receive over $250.0 million in payments upon the successful achievement of pre‑specified pre-clinical, clinical, regulatory and commercial milestones as follows: (i) up to $6.0 million in pre-clinical milestone payments for the first licensed product, (ii) up to $83.0 million and $61.5 million in development milestone payments for the first and second licensed products, respectively, and (iii) up to $51.0 million in commercial milestone payments for each of the first and second licensed products. Alexion will pay the Company tiered royalties, ranging from mid‑single to low‑double digit percentages, on a country‑by‑country and licensed-product‑by‑licensed product basis, on worldwide net product sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of such licensed product in such country and ending on the later of (i) the expiration of the last‑to‑expire valid claim of specified patents covering such licensed product, (ii) the expiration of the applicable regulatory exclusivity period, and (iii) 10 or 15 years from specified commercial sales.  There are no refund provisions in the agreement.

Alexion has the right to terminate the Alexion agreement if the Company undergoes a change of control or becomes an affiliate of a biotechnology or pharmaceutical company, and may terminate the agreement at will upon 90 days prior written notice. The Company and Alexion have the right to terminate the agreement in the event of the other party’s uncured breach or insolvency, and in certain other circumstances agreed to by the parties

The Company determined that there were three deliverables under the Alexion agreement: (i) an exclusive license to research, develop, manufacture and commercialize the licensed products and the compounds in the field in the territory, (ii) conducting research and development activities under the research plan and (iii) participation on a joint steering committee (JSC) and joint project team (JPT).

The Company determined that the license did not have value to Alexion on a stand-alone basis due to the specialized nature of the research services to be provided by the Company that are not available in the marketplace.  Therefore, the deliverables are not separable and, accordingly, the license, undelivered research and development activities and JSC and JPT participation are a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition model on the final deliverable. Under the Alexion agreement, the last deliverable to be completed is its research and development activities and participation on the JSC and JPT, which are expected to be delivered over the same performance period. The Company is utilizing a proportional performance model to recognize revenue under the Alexion agreement.

The Company evaluated whether the milestones that may be received in connection with the agreement are substantive or non-substantive milestones. The Company concluded that the first pre-clinical milestone payment in the agreement is non-substantive due to the certainty at the date the arrangement was entered into that the event will be achieved. In the second quarter of 2015, the Company achieved the first pre-clinical milestone under the Alexion agreement and received a $1.75 million payment from Alexion. The Company is recognizing revenues from the related milestone payment over the period of performance.

The remaining non-refundable pre-clinical milestones that are expected to be achieved as a result of the Company’s efforts during the period of substantial involvement are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. The Company recognized the first substantive milestone of $0.25 million in the fourth quarter of 2015 and received payment from

Alexion in the first quarter of 2016. In the first quarter of 2016, the Company recognized the second substantive milestone of $0.75 million. Milestones that are not considered substantive because the Company does not contribute effort to the achievement of such milestones are generally achieved after the period of substantial involvement and are recognized as revenue upon achievement of the milestone, as there are no undelivered elements remaining and no continuing performance obligations, assuming all other revenue recognition criteria are met.

During the year ended December  31, 2015, the Company recognized revenue under the Alexion agreement of $11.4 million, and the Company received $4.9 million related to reimbursable research and development costs under the Alexion agreement. As of December 31, 2015, the Company has recorded unbilled accounts receivable of $3.2 million related to reimbursable research and development costs under the Alexion agreement for activities performed during the fourth quarter of 2015.

14. Related‑Party Transactions

The Company has received consulting and management services from one of its investors, Third Rock Ventures LLC (Third Rock Ventures). The Company paid Third Rock Ventures $0.4 million for these services during each of the years ended December 31, 2014 and 2013. The Company did not receive any consulting services from Third Rock Ventures during the year ended December  31, 2015.

15.  Defined Contribution Benefit Plan

The Company maintains a 401(k) plan for employees (the 401(k) Plan). The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Service Code of 1986, as amended, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits the Company to make contributions up to the limits allowed by law on behalf of all eligible employees. Effective September 1, 2015, the Company instituted an employer match of 50% of eligible contributions up to 6% of employee contributions. For the year ended December 31, 2015, the Company contributed $0.1 million to the 401(k) Plan.

16. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information for 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data)
Total revenue	$652	$2,687	$3,426	$4,635
Total operating expenses	12,002	15,083	15,903	20,056
Total other expense, net	(222)	(584)	(165)	(154)
Net loss	$(11,572)	$(12,980)	$(12,642)	$(15,575)
Net loss applicable to common stockholders	$(13,842)	$(13,863)	$(12,642)	$(15,575)
Net loss per share applicable to common stockholders — basic and diluted	$(8.23)	$(0.81)	$(0.47)	$(0.58)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share data)
Total operating expenses	$6,953	$8,199	$10,289	$14,293
Total other expense, net	(74)	(88)	(214)	(175)
Net loss	$(7,027)	$(8,287)	$(10,503)	$(14,468)
Net loss applicable to common stockholders	$(8,276)	$(9,585)	$(11,816)	$(16,373)
Net loss per share applicable to common stockholders — basic and diluted	$(6.44)	$(6.99)	$(8.13)	$(10.44)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37359	3.1	November 9, 2015
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-37359	3.2	November 9, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-202938	4.1	April 20, 2015
4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of November 7, 2014, by and among the Registrant and the Investors listed therein	S-1	333-202938	4.4	March 23, 2015
4.3	Second Amended and Restated Stockholders’ Agreement, dated as of November 7, 2014, by and among the Registrant and the Stockholders listed therein	S-1	333-202938	4.5	March 23, 2015
10.1	2011 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder	S-1	333-202938	10.1	March 23, 2015
10.2	2015 Stock Option and Incentive Plan and forms of award agreements thereunder				*
10.3	2015 Employee Stock Purchase Plan	S-8	333-203749	99.3	April 30, 2015
10.4	Lease Agreement, dated February 11, 2015, by and between the Registrant and 38 Sidney Street Limited Partnership	S-1	333-202938	10.4	March 23, 2015
10.5#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Jeffrey W. Albers	10-Q	001-37359	10.2	November 9, 2015
10.6#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Christoph Lengauer	10-Q	001-37359	10.3	November 9, 2015
10.7#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Anthony L. Boral	10-Q	001-37359	10.4	November 9, 2015
10.8†	Resignation Agreement, dated August 13, 2015, by and between the Registrant and Kyle D. Kuvalanka	10-Q	001-37359	10.1	November 9, 2015
10.9#	Employment Agreement, dated March 10, 2016, by and between the Registrant and Kathryn Haviland				*
10.10#	Change in Control Agreement, dated March 10, 2016, by and between the Registrant and Michael Landsittel				*
10.11

Loan and Security Agreement, dated May 24, 2013, by and between the Registrant and Silicon Valley Bank, as amended by First Amendment, dated January 21, 2014, Second Amendment, dated June 27, 2014, Third Amendment, dated November 4, 2014 and Consent and Fourth Amendment, dated December 22, 2015

					*
10.12†	Research, Development & Commercialization Agreement, dated March 2, 2015, by and between the Registrant and Alexion Pharma Holding	S-1/A	333-202938	10.10	April 10, 2015
10.13	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1	333-202938	10.11	March 23, 2015

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
10.14	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1	333-202938	10.12	March 23, 2015
10.15	Senior Executive Cash Incentive Bonus Plan				*
21.1	Subsidiaries of the Registrant				*
23.1	Consent of Ernst & Young LLP				*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				+
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.
+

The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.