Form 10-Q
period 2016-03-31
Blueprint Medicines Corp
filed 2016-05-10
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on May 6, 2016: 27,238,661

Unless otherwise stated, all references to “us,” “our,” “Blueprint,” “Blueprint Medicines,” “we,” the “Company” and similar designations in this Quarterly Report on Form 10-Q refer to Blueprint Medicines Corporation and its consolidated subsidiary, Blueprint Medicines Security Corporation.

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
•

the potential benefits of our existing rare genetic disease collaboration with Alexion Pharma Holding and our existing cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., as well as our ability to enter into other strategic arrangements;

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$122,289	$162,707
Investments, available-for-sale	69,218	—
Restricted cash	—	119
Unbilled accounts receivable	4,232	3,414
Prepaid expenses and other current assets	1,928	4,176
Total current assets	197,667	170,416
Property and equipment, net	6,537	6,661
Other assets	540	555
Restricted cash	1,266	1,266
Total assets	$206,010	$178,898
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,773	2,455
Accrued expenses	5,335	6,436
Restricted stock liability	5	7
Current portion of deferred revenue	11,819	5,898
Current portion of lease incentive obligation	578	578
Current portion of term loan payable	3,272	3,266
Total current liabilities	23,782	18,640
Deferred rent, net of current portion	868	842
Restricted stock liability, net of current portion	—	1
Deferred revenue, net of current portion	44,948	7,742
Lease incentive obligation, net of current portion	3,226	3,370
Term loan payable, net of current portion	3,246	4,072
Other long term liabilities	281	252
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 27,231,723 and 27,196,053 shares issued at March 31, 2016 and December 31, 2015, respectively, and 27,141,593 and 27,065,558 shares outstanding at March 31, 2016 and December 31, 2015, respectively	27	27
Additional paid-in capital	280,080	278,927
Accumulated other comprehensive income	31	—
Accumulated deficit	(150,479)	(134,975)
Total stockholders’ equity	129,659	143,979
Total liabilities and stockholders’ equity	$206,010	$178,898

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Collaboration revenue	$6,856	$652
Operating expenses:
Research and development	17,635	9,232
General and administrative	4,646	2,770
Total operating expenses	22,281	12,002
Other income (expense):
Other income (expense), net	61	(37)
Interest expense	(140)	(185)
Total other income (expense)	(79)	(222)
Net loss	$(15,504)	$(11,572)
Other comprehensive income (loss):
Unrealized gain on investments	31	—
Comprehensive loss	$(15,473)	$(11,572)
Reconciliation of net loss applicable to common stockholders:
Net loss	$(15,504)	$(11,572)
Convertible preferred stock dividends	—	(2,270)
Net loss applicable to common stockholders	$(15,504)	$(13,842)
Net loss per share applicable to common stockholders — basic and diluted	$(0.57)	$(8.23)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted	27,088	1,681

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net loss	$(15,504)	$(11,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386	209
Noncash interest expense	22	29
Change in fair value of warrant liability	—	38
Stock-based compensation	1,102	840
Accretion of premiums and discounts on investments	35	—
Changes in assets and liabilities:
Unbilled accounts receivable	(818)	(484)
Prepaid expenses and other current assets	2,262	(364)
Other assets	11	—
Accounts payable	567	1,517
Accrued expenses	(321)	(115)
Deferred revenue	43,127	14,832
Deferred rent	(118)	(40)
Net cash provided by operating activities	30,751	4,890
Investing activities
Purchases of property and equipment	(1,262)	(19)
Restricted cash	119	(1,266)
Purchases of investments	(69,222)	—
Net cash used in investing activities	(70,365)	(1,285)
Financing activities
Principal payments on loan payable	(833)	(417)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	(3)
Payment of offering costs	—	(146)
Proceeds from issuance of common stock, net of repurchases	29	19
Net cash used in financing activities	(804)	(547)
Net (decrease) increase in cash and cash equivalents	(40,418)	3,058
Cash and cash equivalents at beginning of period	162,707	47,240
Cash and cash equivalents at end of period	$122,289	$50,298
Supplemental cash flow information
Cash paid for interest	$95	$120
Property and equipment purchases incurred but unpaid at period end	$244	$—
Public offering costs incurred but unpaid at period end	$—	$805

Blueprint Medicines Corporation

Notes to Condensed Consolidated Financial Statements

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

On May 5, 2015, the Company completed an initial public offering (IPO) of its common stock, which resulted in the sale of 9,367,708 shares of its common stock, including 1,221,874 shares of common stock sold by the Company pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering, at a price to the public of $18.00 per share. The Company received net proceeds of $154.8 million after deducting underwriting discounts and commissions and offering costs paid by the Company.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) as found in the Accounting Standards Codification (ASC), Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2015 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 11, 2016.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include the accounts of the Company and its wholly owned subsidiary, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell, and hold securities. All intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2016 and the results of its operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016, or for any future period.

In connection with preparing for its IPO, the Company effected a 1‑for‑5.5 reverse stock split of the Company’s common stock. The reverse stock split became effective on April 10, 2015. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid‑in capital. Upon the closing of the IPO in May 2015, all of the Company’s outstanding convertible preferred stock automatically converted into 15,467,479 shares of common stock, and warrants exercisable for convertible preferred stock automatically converted into warrants exercisable for 42,423 shares of common stock. The significant increase in shares outstanding in the three months ended March 31, 2016 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations through the second quarter of 2016.

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

Significant Accounting Policies

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605-25, Multiple-Element Arrangements and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance will be effective for annual reporting periods (including interim reporting periods within those years) beginning January 1, 2018. Early adoption in 2017 is permitted. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is in the process of evaluating the new guidance and determining the expected effects of the adoption of this standard on its consolidated financial statements.

In 2014, the FASB issued new guidance on management’s responsibility in evaluating whether or not there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period. This new accounting guidance is effective for annual reporting periods (including interim reporting periods within those years) ending after December 15, 2016. Early adoption is permitted. The new accounting standard will impact the disclosure in the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which amends ASC Topic 718, Compensation – Stock Compensation. The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments are effective for annual reporting periods (including interim reporting periods within those years) beginning after December 15, 2016. Early adoption is permitted. A company that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the potential impact that ASU 2016-09 may have on the Company’s consolidated financial statements

In 2016, the FASB issued amended guidance applicable to leases that will be effective for annual reporting periods (including interim reporting periods within those years) beginning after December 15, 2018. Early adoption is permitted. This update requires a company to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. The Company is in the process of evaluating the new guidance and determining the expected effect on the Company’s consolidated financial statements.

3. Cash Equivalents and Investments

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. Investments consist of securities with original maturities greater than 90 days when purchased. The Company classifies these investments as available-for-sale and records them at fair value in the accompanying condensed consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive income (loss). Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.

Cash equivalents and investments, available-for-sale, consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	Average	Amortized	Unrealized	Unrealized	Fair
March 31, 2016	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$122,289	$—	$—	$122,289
Investments, available-for-sale:
U.S. treasury obligations	258 Days	69,187	31	—	69,218
Total		$191,476	$31	$—	$191,507

	Average	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$162,707	$—	$—	$162,707

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three months ended March 31, 2016, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

4. Fair Value of Financial Instruments

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

Financial instruments measured at fair value as of March 31, 2016 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$122,289	$122,289	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	69,218	69,218	—	—
Total	$191,507	$191,507	$—	$—

Financial instruments measured at fair value as of December 31, 2015 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$162,707	$162,707	$—	$—

The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because the Company’s interest rate yield approximates current market rates. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

5. Restricted Cash

At March 31, 2016 and December 31, 2015, $1.3 million and $1.4 million, respectively, of the Company’s cash is restricted by a bank. As of March 31, 2016, $1.3 million of restricted cash was included in long-term assets on the Company’s balance sheet related to a security deposit for the lease agreement for the Company’s corporate headquarters.

6. Collaborations

Roche

In March 2016, the Company entered into a collaboration and license agreement (Roche agreement) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche) for the discovery, development and commercialization of up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. The parties have agreed to the targets for three of the collaboration programs, all of which are expected to begin in 2016, and the parties have agreed to work together to use the Company’s novel target discovery engine and proprietary compound library to select targets for up to two additional collaboration programs.

Under the Roche agreement, Roche is granted up to five option rights to obtain an exclusive license to exploit products derived from the collaboration programs in the field of cancer immunotherapy. Such option rights are triggered upon the achievement of Phase 1 proof-of-concept. For up to three of the five collaboration programs, if Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed products. For up to two of the five collaboration programs, if Roche exercises its option, the Company will retain commercialization rights in the United States for the licensed products, and Roche will receive commercialization rights outside of the United States for the licensed products. The Company will also retain worldwide rights to any products for which Roche elects not to exercise its applicable option.

Prior to Roche’s exercise of an option, the Company will have the lead responsibility for drug discovery and pre-clinical development of all collaboration programs. In addition, the Company will have the lead responsibility for the conduct of all Phase 1 clinical trials other than those Phase 1 clinical trials for any product in combination with Roche’s portfolio of therapeutics, for which Roche will have the right to lead the conduct of such Phase 1 clinical trials. Pursuant to the Roche agreement, the parties will share the costs of Phase 1 development for each collaboration program. In addition, Roche will be responsible for post-Phase 1 development costs for each licensed product for which it retains global commercialization rights, and the Company and Roche will share post-Phase 1 development costs for each licensed product for which the Company retains commercialization rights in the United States.

Subject to the terms of the Roche agreement, the Company received an upfront cash payment of $45.0 million and will be eligible to receive up to approximately $965.0 million in contingent option fees and milestone payments related to specified research, pre-clinical, clinical, regulatory and sales-based milestones. Of the total contingent payments, up to approximately $215.0 million are for option fees and milestone payments for research, pre-clinical and clinical development events prior to licensing across all five potential collaboration programs, including contingent milestone payments for initiation of each of the collaboration programs for which the parties will work together to select targets (pre-option exercise milestones). In addition, for any licensed product for which Roche retains worldwide commercialization rights, the Company will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which the Company retains commercialization rights in the United States, the Company and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product.

The Roche agreement will continue until the date when no royalty or other payment obligations are or will become due, unless earlier terminated in accordance with the terms of the Roche agreement. Prior to its exercise of its first option, Roche may terminate the Roche agreement at will, in whole or on a collaboration target-by-collaboration target basis, upon 120 days’ prior written notice to the Company. Following its exercise of an option, Roche may terminate the Roche agreement at will, in whole, on a collaboration target-by-collaboration target basis, on a collaboration program-by-collaboration program basis or, if a licensed product has been commercially sold, on a country-by-country basis, (i) upon 120 days’ prior written notice if a licensed product has not been commercially sold or (ii) upon 180 days’ prior written notice if a licensed product has been commercially sold. Either party may terminate the Roche agreement for the other party’s uncured material breach or insolvency and in certain other circumstances agreed to by the parties. In certain termination circumstances, the Company is entitled to retain specified licenses to be able to continue to exploit the licensed products.

The Company determined that there were five deliverables under the Roche agreement: (i) a non-transferable, sub-licensable and non-exclusive license to use the Company’s intellectual property and collaboration compounds to conduct research activities;(ii) conducting research and development activities through Phase 1 clinical trials under the research plan; (iii) providing pre-clinical and clinical supply of collaboration compounds; (iv) participation on a joint research committee (JRC) and joint development committee (JDC); and (v) regulatory responsibilities under Phase 1 clinical trials.

The Company determined that the license did not have value to Roche on a stand-alone basis due to the specialized nature of the research activities to be provided by the Company that are not available in the marketplace and the fact that the license is to perform research and development only. Therefore, the license has limited value without the performance of the research and development activities and is not separable. The pre-clinical and clinical supply activities are integral to the performance of the research and development activities and can only be used for the performance of such activities, and the regulatory responsibilities are dependent on the research and development activities. The Company determined that the best estimate for the selling price of the JRC and JDC participation was inconsequential. Accordingly, the Company combined the license, pre-clinical and clinical supply, JRC and JDC participation and regulatory responsibilities deliverables with the research and development activities, the last item to be delivered in the arrangement, as one unit of accounting. The Company is recognizing the total allocable arrangement consideration consisting of the upfront payment of $45.0 million as revenue on a straight-line basis over the Company’s best estimate of the period it expects to perform research and development activities. The Company expects the services to be delivered ratably.

The Company evaluated whether the option fees that may be received in connection with the Roche agreement are substantive. The Company concluded that the option fees were substantive due to the uncertainty around whether the goals of the collaboration will be achieved, and therefore the options are not a deliverable in the current arrangement. If Roche elects to exercise the options, the exercises and related contingent deliverables would be accounted for as a separate arrangement.

The Company evaluated whether the milestones that may be received in connection with the Roche agreement are substantive milestones. Pre-option exercise milestones that are expected to be achieved as a result of the Company's efforts during the performance of the research and development activities are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. The development event milestones are not considered substantive because the Company does not contribute effort to the achievement of such milestones as they are expected to be achieved after the performance of the research and development activities. Consideration received with respect to these milestones will be added to the total arrangement consideration that has been allocated to the identified units of accounting. As a result, that amount is recognized as revenue ratably over the period starting from the effective date of the agreement to the date that the Company will complete all of its obligations, with a cumulative catch-up from the effective date through the date of achievement of the milestone. If the consideration is received after the completion of all of the Company’s obligations, the amount will be recognized as revenue immediately.

During the three months ended March 31, 2016, the Company recognized revenue under the Roche agreement of $0.2 million, which represents a portion of the $45.0 million upfront payment.

Alexion

In March 2015, the Company entered into a research, development and commercialization agreement (Alexion agreement) with Alexion Pharma Holding (Alexion) to research, develop and commercialize drug candidates for an undisclosed activated kinase target, which is the cause of a rare genetic disease. Under the terms of the Alexion agreement, the Company is responsible for research and pre‑clinical development activities related to drug candidates and Alexion is responsible for all clinical development, manufacturing and commercialization activities related to drug candidates.

Alexion is responsible for funding 100% of the Company’s research and development costs incurred under the research plan, including pass‑through costs and a negotiated yearly rate per full‑time equivalent for its employees’ time and their associated overhead expenses. The Company received a $15.0 million non‑refundable upfront payment in March 2015 upon execution of the Alexion agreement and is eligible to receive over $250.0 million in payments upon the successful achievement of pre‑specified pre‑clinical, clinical, regulatory and commercial milestones as follows: (i) up to $6.0 million in pre‑clinical milestone payments for the first licensed product, (ii) up to $83.0 million and $61.5 million in development milestone payments for the first and second licensed products, respectively, and (iii) up to $51.0 million in commercial milestone payments for each of the first and second licensed products. Alexion will pay the Company tiered royalties, ranging from mid‑single to low‑double digit percentages, on a country‑by‑country and licensed-product‑by‑licensed product basis, on worldwide net product sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of such licensed product in such country and ending on the later of (i) the expiration of the last‑to‑expire valid claim of specified patents covering such licensed product, (ii) the expiration of the applicable regulatory exclusivity period, and (iii) 10 or 15 years from specified commercial sales. There are no refund provisions in the Alexion agreement.

Alexion has the right to terminate the Alexion agreement if the Company undergoes a change of control or becomes an affiliate of a biotechnology or pharmaceutical company, and may terminate the Alexion agreement at will upon 90 days prior written notice. The Company and Alexion have the right to terminate the Alexion agreement in the event of the other party’s uncured breach or insolvency, and in certain other circumstances agreed to by the parties.

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

The Company evaluated whether the milestones that may be received in connection with the Alexion agreement are substantive or non-substantive milestones. The Company concluded that the first pre-clinical milestone payment in the Alexion agreement is non-substantive due to the certainty at the date the arrangement was entered into that the event will be achieved. In the second quarter of 2015, the Company achieved the first pre-clinical milestone under the Alexion agreement and received a $1.75 million payment from Alexion. The Company is recognizing revenues from the related milestone payment over the period of performance.

The remaining non-refundable pre-clinical milestones that are expected to be achieved as a result of the Company's efforts during the period of substantial involvement are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. The Company recognized the first substantive milestone of $0.25 million in the fourth quarter of 2015 and received payment from Alexion in the first quarter of 2016. In the first quarter of 2016, the Company recognized and received payment from Alexion for the second substantive milestone of $0.75 million. Milestones that are not considered substantive because the Company does not contribute effort to the achievement of such milestones are generally achieved after the period of substantial involvement and are recognized as revenue upon achievement of the milestone, as there are no undelivered elements remaining and no continuing performance obligations, assuming all other revenue recognition criteria are met.

During the three months ended March 31, 2016, the Company recognized revenue under the Alexion agreement of $6.6 million, which represents reimburseable research and development costs, the $0.75 million milestone payment, which was recognized upon achievement, as well as a portion of the $15.0 million upfront payment and the $1.75 million non-substantive milestone payment previously received. The Company received $3.2 million related to reimbursable research and development costs under the Alexion agreement for the three months ended March 31, 2016. As of March 31, 2016, the Company has recorded unbilled accounts receivable of $4.2 million related to reimbursable research and development costs under the Alexion agreement for activities performed during the first quarter of 2016.

7. Term Loan

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

Future minimum payments, which include principal and interest due under each of the 2013 Term Loan and the 2014 Term Loan, are $2.7 million, in the aggregate, for the remainder of 2016.

8. Warrants

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

In accordance with ASC 480, the characteristics of these warrants and the rights and privileges of the underlying preferred stock resulted in the classification of these warrants as a liability, and they were re‑measured to the‑then current fair value at each balance sheet date through the completion of the IPO. Re‑measurement gains or losses were recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the warrants represented a recurring measurement that was classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs. The Company recorded less than $0.1 million of expense associated with the change in fair value of the warrants in the three months ended March 31, 2015. Upon completion of the IPO, the Series A Warrant became exercisable for 27,272 shares of the common stock at an exercise price of $5.50 per share, and the Series B Warrant became exercisable for 15,151 shares of the common stock at an exercise price of $6.60 per share. On the date of the conversion of the warrants, the Company revalued the outstanding warrants using the Black-Scholes option pricing model and reclassified the fair value of the warrants of $0.8 million to additional paid-in capital.

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

   The Company recorded a debt discount upon issuance of the warrants, which is being accreted as interest expense over the remaining term of the loan. The Company recorded interest expense related to the Series A Warrant and the Series B Warrant of less than $0.1 million in the three months ended March 31, 2016 and 2015.

9. Stock Awards

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash‑based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2016, the number of shares reserved for issuance under the 2015 Plan was increased by 1,087,842 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. At March 31, 2016, there were 1,906,722 shares available for future grant under the 2015 Plan.

Awards

Options and restricted stock awards granted by the Company generally vest ratably over four years, with a one‑year cliff for new employee awards, and are exercisable from the date of grant for a period of ten years.

A summary of the Company’s unvested restricted stock and related information follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2015	130,495	$0.60
Granted	—	—
Vested	(40,365)	0.57
Repurchased	—	—
Unvested at March 31, 2016	90,130	0.61

The total fair value of restricted stock that vested during the three months ended March 31, 2016 and 2015 was $0.7 million and $0.6 million, respectively.

A summary of the Company’s stock option activity and related information follows:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(2)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2015	1,802,802	$5.88	8.76	$37,008
Granted	682,943	15.37
Exercised	(62,106)	4.34
Canceled	(28,170)	1.73
Outstanding at March 31, 2016	2,395,469	$8.67	8.76	$23,394
Exercisable at March 31, 2016	566,574	$4.39	7.81	$7,797
Vested and expected to vest at March 31, 2016(1)	2,327,302	$8.61	8.75	$22,876

(1)	Represents the number of vested options as of March 31, 2016, plus the number of unvested options expected to vest as of March 31, 2016 based on a forfeiture rate of 2.5%.
(2)	Intrinsic value represents the amount by which the fair market value as of March 31, 2016 of the underlying common stock exceeds the exercise price of the option.

The fair value of stock options is estimated on the grant date using the Black‑Scholes option‑pricing model based on the following weighted average assumptions:

	Three Months Ended
	March 31,
	2016	2015
Risk-free interest rate	1.59%	1.65%
Expected dividend yield	—%	—%
Expected term (years)	6.0	6.0
Expected stock price volatility	76.74%	86.14%

The weighted‑average grant date fair value of options granted in the three months ended March 31, 2016 and 2015 was $10.29 and $6.45, respectively. The total intrinsic value of options exercised in the three months ended March 31, 2016 and 2015 was $0.4 million and $0.1 million, respectively.

Total stock‑based compensation expense recognized for all stock‑based compensation awards in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Research and development	$526	$392
General and administrative	576	448
Total stock-based compensation expense	$1,102	$840

At March 31, 2016, the Company had $13.0 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted‑average period of 2.77 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefit will be recorded when realized.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2016, the number of shares reserved for issuance under the 2015 ESPP was increased by 271,960 shares. The Company did not issue any shares under the ESPP during the three months ended March 31, 2016.

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

	Three Months Ended
	March 31,
	2016	2015
Convertible preferred stock	—	15,467,479
Warrants	—	42,423
Stock options	2,395,469	2,051,628
Unvested restricted stock	90,130	327,800
Total	2,485,599	17,889,330

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 27,087,919 and 1,681,236 for the three months ended March 31, 2016 and 2015, respectively.

11. Commitments

The Company leased its prior corporate headquarters under an operating lease that expired on November 1, 2015. On February 1, 2015, the Company’s option to extend the term of the lease for an additional three-year period expired. The Company did not exercise its option to extend the term of the lease.

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The lease ends on October 31, 2022. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the seven year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The Company is recording rent expense on a straight-line basis through the end of the lease term. The Company has recorded deferred rent on the condensed consolidated balance sheet at March 31, 2016, accordingly. The lease provides the Company with an allowance for leasehold improvements of $4.3 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is included in lease incentive obligations on the balance sheets. The lease agreement required the Company to pay a security deposit of $1.3 million, which is recorded in restricted cash on the Company’s balance sheet. For the three months ended March 31, 2016 and 2015, rent expense was $0.6 million and $0.2 million, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission, or the SEC, on March 11, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

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

In June 2015, July 2015 and September 2015, respectively, the U.S. Food and Drug Administration, or FDA, accepted our Investigational New Drug, or IND, applications for BLU-554 for the treatment of advanced HCC and cholangiocarcinoma, a rare form of cancer that affects the bile ducts, BLU-285 for the treatment of unresectable, treatment-resistant GIST and BLU-285 for the treatment of advanced SM. We have initiated dose-escalation Phase 1 clinical trials for each of these indications and are currently enrolling patients in each of these clinical trials. The dose escalation portion of each Phase 1 clinical trial is designed to enroll three patients in each cohort with the goal of establishing a maximum tolerated dose, or MTD, or a recommended dose if the MTD is not achieved. As of May 9, 2016, the Phase 1 clinical trials for BLU-285 in GIST and BLU-554 in HCC are each enrolling the fifth dose cohort, and the Phase 1 clinical trial for BLU-285 in SM is enrolling the second dose cohort. We expect to report preliminary data for each of these Phase 1 clinical trials by the end of 2016. For each Phase 1 clinical trial, we anticipate that this preliminary data will include safety, pharmacokinetics and pharmacodynamic measures across a range of dose levels and any initial assessments of clinical activity that may be available. In September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST and SM.

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

In addition, we have identified predicted resistance mutations in the neurotrophic tyrosine receptor kinase, or NTRK, some of which have recently been clinically observed by others. NTRK is believed to be a driver of disease in a broad set of cancers. We have nominated two development candidates for potential clinical development as inhibitors of NTRK and predicted NTRK resistant mutants. Leveraging our novel target discovery engine, we also have initiated efforts for a discovery program for an undisclosed kinase target. We also have a rare genetic disease program that is the subject of our collaboration with Alexion Pharma Holding, or Alexion. In 2016, we expect to begin three of the cancer immunotherapy programs that are the subject of our collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we collectively refer to as Roche.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our platform including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing drug substance and drug product material for use in pre‑clinical studies, conducting pre‑clinical studies, including GLP toxicology studies and commencing clinical development activities. We do not have any drugs approved for sale and have not generated any revenue from drug sales.

In May 2015, we completed an initial public offering, or IPO, of our common stock, which resulted in the sale of 9,367,708 shares, including 1,221,874 shares sold by us pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering, at a price to the public of $18.00 per share. We received gross proceeds of $168.6 million before deducting underwriting discounts and commissions and offering costs paid by us. To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and, to a lesser extent, the research, development and commercialization agreement, or Alexion agreement, that we entered into in March 2015 with Alexion, the collaboration and license agreement, or Roche agreement, that we entered into in March 2016 with Roche and a debt financing. Through March 31, 2016, we have received an aggregate of $356.5 million from such transactions, including $168.6 million in gross proceeds from our IPO, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $17.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net loss was $15.5 million for the three months ended March 31, 2016, $52.8 million for the year ended December 31, 2015, $40.3 million for the year ended December 31, 2014 and $20.9 million for the year ended December 31, 2013. As of March 31, 2016, we had an accumulated deficit of $150.5 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

•	continue the planned clinical development activities for our lead drug candidates, BLU-285 and BLU-554;
•	continue to discover, validate and develop additional drug candidates, including BLU-667;
•	conduct research and development activities under our collaborations with Alexion and Roche;
•	conduct development and commercialization activities for companion diagnostics, including our companion diagnostic with Ventana Medical Systems, Inc., or Ventana, for BLU-554;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional research, development and business personnel; and
•	incur additional costs associated with operating as a public company.

Collaborations and Partnerships

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

During the three months ended March 31, 2016, we recognized revenue under the Alexion agreement of $6.6 million, which represents reimburseable research and development costs, a $0.75 million milestone payment, which was recognized upon achievement, as well as a portion of the $15.0 million upfront payment and a $1.75 million milestone payment previously received. We received $3.2 million related to reimbursable research and development costs under the Alexion agreement during the three months ended March 31, 2016. As of March 31, 2016, we have recorded unbilled accounts receivable of $4.2 million related to reimbursable research and development costs under the Alexion agreement for activities performed during the three months ended March 31, 2016.

Roche

In March 2016, we entered into the Roche agreement pursuant to which we and Roche have agreed to collaborate on the discovery, development and commercialization of up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. The parties have agreed to the targets for three of the collaboration programs, all of which are expected to begin in 2016, and the parties have agreed to work together to use our novel target discovery engine and proprietary compound library to select targets for up to two additional collaboration programs.

Under the Roche agreement, Roche is granted up to five option rights to obtain an exclusive license to exploit products derived from the collaboration programs, or licensed products, in the field of cancer immunotherapy. Such option rights are triggered upon the achievement of Phase 1 proof-of-concept. For up to three of the five collaboration programs, if Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed products. For up to two of the five collaboration programs, if Roche exercises its option, we will retain commercialization rights in the United States for the licensed products, and Roche will receive commercialization rights outside of the United States for the licensed products. We will also retain worldwide rights to any products for which

Roche elects not to exercise its applicable option. Prior to Roche’s exercise of an option, we will have the lead responsibility for drug discovery and pre-clinical development of all collaboration programs. In addition, we will have the lead responsibility for the conduct of all Phase 1 clinical trials other than those Phase 1 clinical trials for any product in combination with Roche’s portfolio of therapeutics, for which Roche will have the right to lead the conduct of such Phase 1 clinical trials. Pursuant to the Roche agreement, the parties will share the costs of Phase 1 development for each collaboration program. In addition, Roche will be responsible for post-Phase 1 development costs for each licensed product for which it retains global commercialization rights, and we and Roche will share post-Phase 1 development costs for each licensed product for which we retain commercialization rights in the United States.

We received an upfront cash payment of $45.0 million in March 2016 upon execution of the Roche agreement, and subject to the terms of the Roche agreement, we will be eligible to receive up to approximately $965.0 million in contingent option fees and milestone payments related to specified research, pre-clinical, clinical, regulatory and sales-based milestones. Of the total contingent payments, up to approximately $215.0 million are for option fees and milestone payments for research, pre-clinical and clinical development events prior to licensing across all five potential collaboration programs, including contingent milestone payments for initiation of each of the collaboration programs for which the parties will work together to select targets. In addition, for any licensed product for which Roche retains worldwide commercialization rights, we will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which we retain commercialization rights in the United States, we and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product.

Under the Roche agreement, each party has granted the other party specified intellectual property licenses to enable the other party to perform its obligations and exercise its rights under the Roche agreement, including license grants to enable each party to conduct research, development and commercialization activities pursuant to the terms of the Roche agreement. Following Roche’s exercise of its option with respect to the collaboration programs for which it will obtain worldwide rights, we will grant Roche an exclusive license under our intellectual property to develop and commercialize the licensed products generated through such collaboration program. Similarly, Roche will grant us an exclusive license under Roche’s intellectual property to develop and commercialize licensed products in the United States for the collaboration programs on which we will retain rights in the United States, with Roche receiving a license under our intellectual property to develop and commercialize such licensed products outside of the United States.

Subject to the terms and conditions of the Roche agreement, we have agreed to work exclusively with Roche with respect to each collaboration target, and we have agreed to work exclusively within the field of cancer immunotherapy for a period of up to 30 months after the execution of the Roche agreement. In addition, subject to specified exceptions, Roche has a right of first negotiation in the event that we desire to grant any third party rights to develop or commercialize a licensed product under either of the collaboration programs for which we will retain commercialization rights in the United States. Roche’s right of first negotiation will not apply in connection with a change of control of us, an assignment by us in accordance with the terms of the Roche agreement or certain agreements with contract research organizations, contract manufacturing organizations, academic institutions, not-for-profit third parties or distributors.

The Roche agreement will continue until the date when no royalty or other payment obligations are or will become due, unless earlier terminated in accordance with the terms of the Roche agreement. Prior to its exercise of its first option, Roche may terminate the Roche agreement at will, in whole or on a collaboration target-by-collaboration target basis, upon 120 days’ prior written notice to us. Following its exercise of an option, Roche may terminate the Roche agreement at will, in whole, on a collaboration target-by-collaboration target basis, on a collaboration program-by-collaboration program basis or, if a licensed product has been commercially sold, on a country-by-country basis, (i) upon 120 days’ prior written notice if a licensed product has not been commercially sold or (ii) upon 180 days’ prior written notice if a licensed product has been commercially sold. Either party may terminate the Roche agreement for the other party’s uncured material breach or insolvency and in certain other circumstances agreed to by the parties. In certain termination circumstances, we are entitled to retain specified licenses to be able to continue to exploit the licensed products.

During the three months ended March 31, 2016, we recognized revenue under the Roche agreement of $0.2 million, which represents a portion of the $45.0 million upfront payment.

Ventana

In March 2016, we entered into a master collaboration agreement and project schedules, which we refer to collectively as the Ventana agreement, with Ventana, a member of the Roche Group. Pursuant to the Ventana agreement, Ventana has agreed to develop and commercialize an assay as a companion diagnostic test to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 protein overexpression for use with BLU-554. FGF19 is a ligand that activates FGFR4, a kinase that is aberrantly activated and is a driver of disease in a subset of patients with HCC. The parties anticipate using Ventana’s investigational immunohistochemistry, or IHC, assay to initially develop the companion diagnostic test. IHC is a process of detecting proteins in tissue cells.

Under the Ventana agreement, Ventana is responsible for developing, and obtaining and maintaining regulatory approvals for, the companion diagnostic test in the United States, specified countries in the European Union, any other countries that recognize the CE/in vitro diagnostic self-registration process and such other countries as the parties may mutually agree. If despite using commercially reasonable efforts Ventana fails, or refuses to seek, obtain or maintain regulatory approvals for, the companion diagnostic test in any country in which Ventana is responsible for obtaining and maintaining regulatory approvals, or in the case of certain specified supply failures or failures to commercialize the companion diagnostic test in any such country, then the parties will negotiate in good faith to select, agree upon and implement one or more alternative arrangements that are reasonably acceptable to the parties for the companion diagnostic test in such country or countries.

Pursuant to the Ventana agreement, the parties will form a joint steering committee comprised of an equal number of representatives from us and Ventana. The joint steering committee will oversee the activities under the Ventana agreement and any project schedule. Upon the request of either party, the joint steering committee will form one or more of the following committees: a joint development committee, joint commercialization committee or joint patent committee.

Under the Ventana agreement, each party has granted the other party specified intellectual property licenses to enable the other party to perform its obligations and exercise its rights under the Ventana agreement, including license grants to enable Ventana to develop and commercialize companion diagnostic tests for use with any of our products that are the subject of the Ventana agreement and to enable us to develop and commercialize its products with any companion diagnostic test developed by Ventana under the Ventana agreement. Certain of the license rights granted by each party generally survive termination of the Ventana agreement. Ventana remains free to develop its companion diagnostic tests for use with a third party’s therapeutic products, and we remain free to engage a third party to develop other companion diagnostic tests for use with BLU-554 and any of our other drug candidates.

Subject to the terms of the Ventana agreement, we will pay Ventana an aggregate amount of up to approximately $12.3 million over the term of the development program for the companion diagnostic test for BLU-554. In addition, we will reimburse Ventana for certain pass through costs and will be obligated to pay Ventana up to an additional $2.0 million if we elect to have Ventana perform additional optional validation studies specified in the Ventana agreement. These amounts are subject to adjustment if the parties determine that changes in the scope of the development program are required. In addition, Ventana will retain all proceeds from the commercialization of the companion diagnostic test.

The Ventana agreement will continue until terminated by either party in accordance with its terms. If all projects under the Ventana agreement have been terminated in accordance with the terms of the Ventana agreement, either party may terminate the Ventana agreement for convenience upon 30 days’ prior written notice to the other party. We are permitted to terminate any project under the Ventana agreement upon 30 days’ prior written notice to Ventana in the event we cease to continue developing or commercializing the applicable product or for convenience and, under specified circumstances, payment of a termination fee and wind-down costs. Ventana is permitted to terminate any project under the Ventana agreement upon 30 or 180 days’ prior written notice to us depending on the circumstances of such termination. Either party may terminate the Ventana agreement upon a material breach of the other party that is not cured within 60 days after written notice of such breach or immediately upon the bankruptcy or insolvency of the other party.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from drug sales and do not expect to generate any revenue from the sale of drugs in the near future. Our revenue consists of collaboration revenue under the Alexion agreement and Roche agreement, including amounts that are recognized related to upfront payments, milestone payments and amounts due to us for research and development services. In the future, revenue may include additional milestone payments and royalties on any net product sales under the respective collaboration agreements. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, payments for manufacturing services, and milestone and other payments.

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

A significant portion of our research and development expenses have been external expenses, which we track on a program‑by‑program basis following nomination as a development candidate. Our internal research and development expenses are primarily personnel‑related expenses, including stock-based compensation expense. We do not track our internal research and development expenses on a program‑by‑program basis as they are deployed across multiple projects under development. The following table summarizes our external research and development expenses by program for the three months ended March 31, 2016 and 2015. Pre‑development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
BLU-285 external expenses	$1,641	$1,383
BLU-554 external expenses	1,476	1,037
BLU-667 external expenses	1,864	—
Other development candidate expenses	71	—
Pre-development candidate expenses and unallocated expenses	8,256	3,669
Internal research and development expenses	4,327	3,143
Total research and development expenses	$17,635	$9,232

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring and program management expenses. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with our collaborations with Alexion and Roche.

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

Other Income (Expense)

Other income (expense) consists primarily of the re‑measurement gain or loss associated with the change in the fair value of the convertible preferred stock warrant liability and interest expense on amounts outstanding under a loan and security agreement that we entered into with Silicon Valley Bank in May 2013, and amortization of debt discount.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,
	2016	2015	Dollar Change
	(in thousands)
Collaboration revenue	$6,856	$652	$6,204
Operating expenses:
Research and development	17,635	9,232	8,403
General and administrative	4,646	2,770	1,876
Total operating expenses	22,281	12,002	10,279
Other expense:
Other expense, net	61	(37)	98
Interest expense	(140)	(185)	45
Total other expense	(79)	(222)	143
Net loss	$(15,504)	$(11,572)	$(3,932)

Collaboration Revenue

Collaboration revenue increased by $6.2 million from $0.7 million for the three months ended March 31, 2015 to $6.9 million for the three months ended March 31, 2016. The increase in collaboration revenue was primarily attributable to increased reimbursable research and development costs under the Alexion agreement and a $0.75 million milestone payment under the Alexion agreement, which was recognized upon achievement, during the three months ended March 31, 2016.  Collaboration revenue for the three months ended March 31, 2016 was related to the Alexion agreement and Roche agreement. Collaboration revenue under the Alexion agreement began in March 2015 upon the execution of the Alexion agreement. We entered into the Roche agreement in March 2016. Accordingly, we did not record any collaboration revenue during the three months ended March 31, 2015 under the Roche agreement.

Research and Development Expense

Research and development expense increased by $8.4 million from $9.2 million for the three months ended March 31, 2015 to $17.6 million for the three months ended March 31, 2016. The increase in research and development expense was primarily attributable to the following:

•	approximately $2.6 million in increased expenses associated with clinical manufacturing activities;
•

approximately $2.4 million in increased expenses associated with continuing to build our platform and advance our discovery pipeline, including costs associated with development of BLU-667 and costs related to the Alexion agreement;

•

approximately $1.7 million in increased personnel expense primarily due to a 40% increase in headcount, largely driven by growth in the clinical and non-clinical organizations as we advanced our lead drug candidates, BLU-285 and BLU-554, into clinical trials, as well as higher stock‑based compensation expense; and

•	approximately $1.4 million in increased expenses for external clinical activities as we advanced our lead drug candidates, BLU-285 and BLU-554, into clinical trials.

We expect that our research and development expense will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring and program management expenses. In addition, we expect that our research and development expense will increase in future periods as we incur additional costs in connection with our collaborations with Alexion and Roche.

General and Administrative Expense

General and administrative expense increased by $1.8 million from $2.8 million for the three months ended March 31, 2015 to $4.6 million for the three months ended March 31, 2016. The increase in general and administrative expense was primarily attributable to the following:

•

approximately $0.8 million in increased personnel costs primarily due to an increase of 75% in business personnel headcount to support our overall growth as a publicly traded company as well as an increase in stock-based compensation expense; and

•	approximately $0.7 million in increased professional fees, including external legal fees, insurance premiums, corporate communications, public relations fees and recruiting costs.

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs in connection with being a public company. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income (Expense), Net

Other income (expense), net, increased by $0.1 million from less than $0.1 million of expense for the three months ended March 31, 2015 to less than $0.1 million of income for the three months ended March 31, 2016. The increase in other income (expense), net, was primarily related to the recognition of investment income during the three months ended March 31, 2016 as well as the impact of the re‑measurement associated with the change in the fair value of the convertible preferred stock warrant liability included in the prior year.

Interest Expense

Interest expense decreased by less than $0.1 million from $0.2 million for the three months ended March 31, 2015 to $0.1 million for the three months ended March 31, 2016. The decrease was primarily related to a decrease in interest expense for the three months ended March 31, 2016 under the loan and security agreement with Silicon Valley Bank. We expect that interest expense will continue to decrease in subsequent periods as the principal amount under the loan decreases.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and, to a lesser extent, the Alexion agreement, the Roche agreement and a debt financing. Through March 31, 2016, we have received an aggregate of $356.5 million from such transactions, including $168.6 million in gross proceeds from our IPO, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $17.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing.

As of March 31, 2016, we had cash, cash equivalents and investments of $191.5 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$30,751	$4,890
Net cash used in investing activities	(70,365)	(1,285)
Net cash used in financing activities	(804)	(547)
Net (decrease) increase in cash and cash equivalents	$(40,418)	$3,058

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $30.8 million during the three months ended March 31, 2016 compared to net cash provided by operating activities of $4.9 million during the three months ended March 31, 2015. The increase in cash provided by operating activities was primarily due to changes in deferred revenue related to the timing and amount of upfront payments from Alexion and Roche. In the three months ended March 31, 2016, we received a $45.0 million upfront payment from Roche, and in the three months ended March 31, 2015, we received a $15.0 million upfront payment from Alexion.

Net Cash Used in Investing Activities. Net cash used in investing activities was $70.4 million during the three months ended March 31, 2016 compared to net cash used in investing activities of $1.3 million during the three months ended March 31, 2015. Net cash used in investing activities for the three months ended March 31, 2016 consisted primarily of purchases of investments by us. We classify these investments as available-for-sale and record them at fair value in the accompanying condensed consolidated balance sheets. Net cash used in investing activities for the three months ended March 31, 2015 consisted of a security deposit payment for our new office lease agreement.

Net Cash Used in Financing Activities. Net cash used in financing activities was $0.8 million during the three months ended March 31, 2016 compared to net cash used in financing activities of $0.5 million during the three months ended March 31, 2015. Net cash used in financing activities for the three months ended March 31, 2016 and 2015 was primarily due to principal payments under the loan and security agreement with Silicon Valley Bank.

Borrowings

In May 2013, we entered into the loan and security agreement with Silicon Valley Bank. Under the terms of the loan and security agreement, we borrowed $5.0 million. Loan advances accrue interest at a fixed rate of 2.0% above the prime rate. In November 2014, we amended the loan and security agreement and borrowed an additional $5.0 million. Each loan advance included an interest only payment period. During 2014, we paid principal payments of $0.7 million on the first $3.0 million of advances. During the year ended December 31, 2015, we paid principal payments of $1.8 million on the first $10.0 million of advances, and during the three months ended March 31, 2016, we paid principal payments of $0.8 million on the first $10.0 million of advances. We are required to pay a fee of 4.0% of the total loan advances at the end of the term of the loan. There are no outstanding financial covenants associated with the loan and security agreement. As of March 31, 2016, we had $6.6 million in outstanding principal under the loan and security agreement.

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

See Note 7, “Term Loan,” in the accompanying notes to our unaudited condensed consolidated financial statements for additional information.

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

As of March 31, 2016, we had cash,  cash equivalents and investments of $191.5 million. We expect that our existing cash, cash equivalents and investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements until late 2017. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. At this time, we do not have any committed external source of funds outside of those to be earned in connection with our agreements with Alexion and Roche. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations

In March 2016, we entered into the Ventana agreement pursuant to which Ventana has agreed to develop and commercialize the companion diagnostic for BLU-554 that we expect to use to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression. Subject to the terms of the Ventana agreement, we will pay Ventana an aggregate amount of up to approximately $12.3 million over the term of the development program for the companion diagnostic test for BLU-554. In addition, we will reimburse Ventana for certain pass through costs and will be obligated to pay Ventana up to an additional $2.0 million if we elect to have Ventana perform additional optional validation studies specified in the Ventana agreement. These amounts are subject to adjustment if the parties determine that changes in the scope of the development program are required. See “—Collaborations and Partnerships—Ventana” above for additional information on the Ventana agreement.

As of March 31, 2016, there have been no other material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2016, we had cash, cash equivalents and investments of $191.5 million, consisting primarily of money market funds and investments in U.S. treasury obligations.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2016 and 2015, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2016 and 2015.

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

Our management, with the participation of our Chief Executive Officer and Vice President of Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon such evaluation, our Chief Executive Officer and Vice President of Finance have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2015, July 2015 and September 2015, respectively, the U.S. Food and Drug Administration, or FDA, accepted our Investigational New Drug, or IND, applications for BLU-554 for the treatment of advanced hepatocellular carcinoma, or HCC, and cholangiocarcinoma, BLU-285 for the treatment of unresectable, treatment-resistant gastrointestinal stromal tumor, or GIST, and BLU-285 for the treatment of advanced systemic mastocytosis, or SM. We have initiated dose-escalation Phase 1 clinical trials for each of these indications and are currently enrolling patients in each of these clinical trials. In September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST and SM. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our drug candidates.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, novel target discovery engine and initial drug candidates. In May 2015, we completed an initial public offering, or IPO, of our common stock, which resulted in the sale of 9,367,708 shares, including 1,221,874 shares sold by us pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering,  at a price to the public of $18.00 per share, resulting in gross proceeds of $168.6 million before deducting underwriting discounts and commissions and offering costs paid by us. To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and, to a lesser extent, the research, development and commercialization agreement, or Alexion agreement, that we entered into in March 2015 with Alexion Pharma Holding, or Alexion, the collaboration and license agreement, or Roche agreement, that we entered into in March 2016 with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, and a debt financing. Through March 31, 2016, we have received an aggregate of $356.5 million from such transactions, including $168.6 million in gross proceeds from our IPO, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $17.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing. As of March 31, 2016, we had cash, cash equivalents and investments of $191.5 million.

We have incurred net losses in each year since our inception, and as of March 31, 2016, we had an accumulated deficit of $150.5 million. Our net loss was $15.5 million for the three months ended March 31, 2016, $52.8 million for the year ended December 31, 2015, $40.3 million for the year ended December 31, 2014 and $20.9 million for the year ended December 31, 2013. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced‑manufacturing expenses. As a public company, we will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

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

The development of pharmaceuticals is capital‑intensive. We are currently advancing our lead drug candidates, BLU‑285 and BLU‑554, through clinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for, our drug candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of Alexion, Roche or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our drug candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of March 31, 2016, we had cash, cash equivalents and investments of $191.5 million. We expect that our existing cash, cash equivalents and investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements until late 2017. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
•	the scope, prioritization and number of our research and development programs;
•	the success of our collaborations with Alexion and Roche;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other drug candidates and technologies;
•	the costs of securing manufacturing arrangements for commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market our drug candidates.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Alexion and Roche, each of which is limited in scope and duration, and funds already borrowed under the loan and security agreement that we entered into with Silicon Valley Bank in May 2013. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We are very early in our development efforts with only two drug candidates,  BLU-285 and BLU-554, in clinical development. All of our other drug candidates are currently in pre-clinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our lead drug candidates, BLU‑285 and BLU‑554. Our ability to generate drug revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. In addition, our drug development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. For example, we have entered into an agreement with Ventana Medical Systems, Inc., or Ventana, to develop and commercialize a companion diagnostic for BLU-554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our lead drug candidates and other drug candidates will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials, including our current Phase 1 clinical trials for BLU-285 and BLU-554;
•	successful completion of pre-clinical studies for our other drug candidates;
•	approval of INDs for future clinical trials for our other drug candidates;
•

successful development of companion diagnostics for use with our drug candidates, including the development of a companion diagnostic for BLU-554 for identifying HCC patients with FGF19 signaling and BLU-285 for identifying GIST patients with the PDGFRα D842V mutation;

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

Patient enrollment may be affected by other factors including:

•	the severity of the disease under investigation;
•	the size of the target patient population;
•	the eligibility criteria for the clinical trial;
•	the availability of an appropriate genomic screening test;
•	the perceived risks and benefits of the drug candidate under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

Because the target patient populations for our drug candidates are relatively small, it may be difficult to successfully identify patients, which may lead to delays in enrollment for our trials. If the market opportunities for our drug candidates are smaller than we believe they are, our product revenues may be adversely affected and our business may suffer.

We focus our research and product development on treatments for cancer and rare genetic diseases, including genomically defined cancer and diseases driven by abnormal kinase activation. Because the target patient populations for our drug candidates are relatively small, including our lead drug candidates BLU‑285 and BLU‑554, it may be difficult to successfully identify patients. We have entered into an agreement with Ventana to develop and commercialize a companion diagnostic for BLU-554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression, and we intend to engage third parties to develop companion diagnostics for use in some of our other clinical trials. However, Ventana or other third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients for our clinical trials. Our inability to enroll a sufficient number of patients in our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we are unable to include patients with the driver of the disease, including the applicable genomic alteration for diseases in genomically defined patient populations, this could compromise our ability to seek participation in FDA’s expedited review and approval programs, including breakthrough therapy designation and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines. In addition, our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, prospects and ability to achieve or sustain profitability.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals both for our drug candidates and for the related companion diagnostics, we will not be able to commercialize, or will be delayed in commercializing, our drug candidates, and our ability to generate revenue will be materially impaired.

Our drug candidates and the related companion diagnostics, including the companion diagnostic that we are developing with Ventana for BLU-554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We may also need marketing approval for the related companion diagnostics, including the companion diagnostic for BLU-554 that we are developing with Ventana. We have not received approval to market any of our drug candidates or related companion diagnostics from regulatory authorities in any jurisdiction and it is possible that none of our drug candidates or any drug candidates or related companion diagnostics we may seek to develop in the future will ever obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

While we have received orphan drug designation for our lead drug candidates, BLU-285 and BLU-554 for specified indications, we may seek orphan drug designation for some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If BLU‑285 receives marketing approval for advanced SM, GIST and/or for patients with GIST with the PDGFRα D842V mutation, it may face competition from other drug candidates in development for these indications, including drug candidates in development by AB Science S.A., AROG Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc., Deciphera Pharmaceuticals, LLC, Kolltan Pharmaceuticals, Inc., Novartis AG and Plexxikon Inc., a wholly‑owned subsidiary of Daiichi Sankyo Company, Limited. Further, if BLU‑554 receives marketing approval for patients with HCC with FGF19 overexpression, it will face competition from sorafenib, the only approved systemic medical therapy for HCC. In addition, BLU-554 may face competition from other drug candidates in development by AstraZeneca plc, Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd. and Xoma Ltd. If BLU-667 receives marketing approval for patients with RET or mutations, it may face competition from other drug candidates in development, including drug candidates in development by ARIAD Pharmaceuticals, Inc., AstraZeneca plc, Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Ignyta, Inc., Loxo Oncology, Inc., Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. and Roche.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostics. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into an agreement with Ventana to develop and commercialize a companion diagnostic for BLU-554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression, but we have not yet initiated development and commercialization of this companion diagnostic or companion diagnostics for any of our other programs. We have little experience in the development and commercialization of companion diagnostics and may not be successful in developing and commercializing appropriate companion diagnostics to pair with any of our drug candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing and commercializing companion diagnostics, we expect to rely on Ventana to design, manufacture, obtain regulatory approval for and commercialize the companion diagnostic for BLU-554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression, and we expect to rely in whole or in part on other third parties to design, manufacture, obtain regulatory approval for and commercialize any other companion diagnostics for our drug candidates. We and our collaborators, including Ventana, may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic that we may seek to develop, our collaborators, including Ventana:

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

In addition, our collaborations with Alexion and Roche, as well as any future collaborations that we enter into, may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision‑making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

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

We own patents and patent applications that relate to BLU‑285 and BLU‑554 as composition of matter. We also own applications relating to composition of matter for KIT Exon 17 inhibitors with different compound families, composition of matter for FGFR4 inhibitors with multiple compound families, composition of matter for inhibitors of the predicted RET resistant mutants, composition of matter for inhibitors of predicted NTRK resistant mutants, composition of matter for inhibitors of a rare genetic disease target, as well as methods of use for these novel compounds. The issued patent directed to BLU‑554 composition of matter has a statutory expiration date in 2033, the issued patent directed to BLU-285 composition of matter has a statutory expiration date in 2034 and any patents issuing from our pending patent applications are projected to expire between 2034 and 2036.

As of April 30, 2016, we owned one patent, six pending U.S. patent applications, 25 pending foreign patent applications in a number of jurisdictions, including Australia, Argentina, Brazil, Bolivia, Canada, China, the European Union, Israel, India, Japan, Mexico, New Zealand, Pakistan, Russia, South Africa, South Korea, Taiwan and Venezuela, and two pending Patent Cooperation Treaty, or PCT, patent applications directed to our KIT program, including BLU-285. Any U.S. or ex-U.S. patents issuing from the pending applications covering BLU-285 will have a statutory expiration date of October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of April 30, 2016, we owned two issued U.S. patents, three pending U.S. patent applications, 43 foreign patent applications in a number of jurisdictions, including Australia, Brazil, Canada, China, the European Union, Israel, India, Japan, South Korea, Mexico New Zealand, Russia, South Africa, and one pending PCT patent application directed to our FGFR4 program, including BLU-554. Any U.S. or ex-U.S. patent issuing from the pending applications covering BLU-554 will have a statutory expiration date of July 2033, December 2033, or October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of April 30, 2016, we owned one PCT application and two provisional U.S. patent applications directed to our RET program, which, if issued, will have statutory expiration dates of 2036. As of April 30, 2016, we owned two provisional U.S. patent applications directed to NTRK, which, if issued, will have statutory expiration dates of 2036. As of April 30, 2016, we owned one provisional U.S. patent application directed to a rare genetic disease target which, if issued, will have a statutory expiration date of 2037.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of April 30, 2016, we owned two U.S. patent applications, two European Union patent applications and eight pending PCT patent applications directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same methods or formulations or the same subject matter, in either case, that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty. For example, we are aware of a U.S. patent owned by a third party that has generic composition of matter claims that could cover BLU-554. While we may decide to initiate proceedings to challenge the validity of this patent in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates and technology, including interference proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our drugs are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to kinase inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of a U.S. patent application owned by a third party that has generic composition of matter claims that could cover BLU-554.

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

We are highly dependent on the research and development, clinical, business development and financial expertise of Jeffrey W. Albers, our President and Chief Executive Officer, Anthony L. Boral, our Chief Medical Officer, Christoph Lengauer, our Chief Scientific Officer, Kathryn Haviland, our Chief Business Officer, and Michael Landsittel, our Vice President of Finance, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, other than Mr. Landsittel, each of our executive officers may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of April 30, 2016, we had 85 full‑time employees, and in connection with operating as a public company, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day‑to‑day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Our stock price has been and in the future may be subject to substantial volatility. In addition, the stock market in general, and NASDAQ listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $37.17 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The NASDAQ Global Select Market, through May 9, 2016. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

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

The holdings of our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, represent beneficial ownership, in the aggregate, of approximately 50% of our common stock, based on the number of shares of our common stock outstanding as of March 31, 2016. As a result, these stockholders, if they choose to act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, under the loan and security agreement with Silicon Valley Bank, we are currently restricted from paying cash dividends, and we expect these restrictions to continue in the future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of shares of our common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 - January 31	—	$—	—	—
February 1 - February 29	—	—	—	—
March 1 - March 31	367	18.19	—	—
Total	367	$18.19	—	—

(1)	The shares of common stock were repurchased in connection with the satisfaction of employee tax withholding obligations on equity incentive awards.
(2)	The repurchase price for all shares of common stock was equal to the price per share initially paid by the recipient.
(3)	We presently have no publicly announced share repurchase plan or program.

Use of Proceeds from Initial Public Offering of Common Stock

On May 5, 2015, we completed an IPO of our common stock, which resulted in the sale of 9,367,708 shares, including 1,221,874 shares sold by us pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering, at a price to the public of $18.00 per share. The offer and sale of all of the shares in our IPO was registered under the Securities Act of 1933, as amended, or Securities Act, pursuant to a registration statement on Form S-1 (File No. 333-202938), which was declared effective by the SEC on April 29, 2015. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate until the sale of all of the shares offered. Goldman, Sachs & Co. and Cowen and Company acted as joint book-running managers for the offering. JMP Securities acted as a co-manager for the offering. Wedbush PacGrow also acted as a co-manager for the offering.

We received approximately $154.8 million in net proceeds after deducting underwriting discounts and commissions and offering costs paid by us. As of March 31, 2016, we estimate that we have used approximately $58.0 million of the net proceeds from the offering as follows: approximately $10.5 million of external costs to fund our Phase 1 clinical trials for BLU-285 and BLU-554; approximately $16.3 million of external costs for new and ongoing research activities; approximately $12.2 million of internal research and development costs; and approximately $19.0 million for working capital and other general corporate purposes. None of the offering expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, and we have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any such persons. There has been no material change in the planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on April 30, 2015 pursuant to Rule 424(b)(4) under the Securities Act. We have invested the unused proceeds from the offering in cash equivalents in accordance with our investment policy.

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blueprint Medicines Corporation

Date: May 10, 2016	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Michael Landsittel
Michael Landsittel
Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1†*

Master Collaboration Agreement, effective March 1, 2016, by and between Ventana Medical Systems, Inc. and the Registrant, including Project Schedule #1, effective March 1, 2016, and Project Schedule #2, effective March 11, 2016

10.2†*

Collaboration and License Agreement, effective March 14, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant, as amended by Amendment to Collaboration and License Agreement, effective April 15, 2016

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