Form 10-Q/A
period 2016-03-31
Blueprint Medicines Corp
filed 2016-07-22
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Blueprint Medicines Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on May 10, 2016 (the “Quarterly Report”). This Amendment No. 1 is being filed solely to file revised redacted versions of Exhibits 10.1 and 10.2 (the “Exhibits”), which were previously filed with the Quarterly Report, in response to comments from the SEC regarding a confidential treatment request submitted to the SEC with respect to the Exhibits. The revised Exhibits attached to this Amendment No. 1 as Exhibit 10.1 and Exhibit 10.2, respectively, supersede and replace the versions of the Exhibits previously filed with the Quarterly Report. Certain portions of the information that was omitted from the Exhibits previously filed with the Quarterly Report have now been included as part of the revised Exhibits.

Except for the revised Exhibits, this Amendment No. 1 does not amend any information set forth in the Quarterly Report. This Amendment No. 1 speaks as of the original filing date of the Quarterly Report and does not reflect any events that occurred at a date subsequent to the filing of the Quarterly Report or modify or update those disclosures therein in any way. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s Quarterly Report and any filings made with the SEC subsequent to the filing of the Quarterly Report. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is filing new certifications by its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blueprint Medicines Corporation

Date: July 22, 2016	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 22, 2016	By:	/s/ Michael Landsittel
Michael Landsittel
Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1†*

Master Collaboration Agreement, effective March 1, 2016, by and between Ventana Medical Systems, Inc. and the Registrant, including Project Schedule #1, effective March 1, 2016, Project Agreement #2, effective March 11, 2016, and Project Schedule #3, effective April 8, 2016

10.2†*

Collaboration and License Agreement, effective March 14, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant, as amended by Amendment to Collaboration and License Agreement, effective April 15, 2016

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.
+	Previously furnished with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the Securities and Exchange Commission on May 10, 2016.
#	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the Securities and Exchange Commission on May 10, 2016.