Form 10-Q
period 2016-06-30
Blueprint Medicines Corp
filed 2016-08-09
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on August 8, 2016: 27,281,750

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

•	the development of companion diagnostic tests for our drug candidates, including our companion diagnostic with Ventana Medical Systems, Inc. for BLU-554;
•	our ability to maintain and establish collaborations or obtain additional grant funding;
•	our financial performance; and
•	developments relating to our competitors and our industry.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$109,386	$162,707
Investments, available-for-sale	63,167	—
Restricted cash	—	119
Unbilled accounts receivable	3,351	3,414
Prepaid expenses and other current assets	2,216	4,176
Total current assets	178,120	170,416
Property and equipment, net	6,565	6,661
Other assets	569	555
Restricted cash	1,266	1,266
Total assets	$186,520	$178,898
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,730	2,455
Accrued expenses	7,607	6,436
Restricted stock liability	3	7
Current portion of deferred revenue	13,803	5,898
Current portion of lease incentive obligation	578	578
Current portion of term loan payable	3,033	3,266
Total current liabilities	27,754	18,640
Deferred rent, net of current portion	894	842
Restricted stock liability, net of current portion	—	1
Deferred revenue, net of current portion	39,249	7,742
Lease incentive obligation, net of current portion	3,081	3,370
Term loan payable, net of current portion	2,672	4,072
Other long term liabilities	308	252
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 27,276,990 and 27,196,053 shares issued at June 30, 2016 and December 31, 2015, respectively, and 27,227,415 and 27,065,558 shares outstanding at June 30, 2016 and December 31, 2015, respectively	27	27
Additional paid-in capital	281,853	278,927
Accumulated other comprehensive income	55	—
Accumulated deficit	(169,373)	(134,975)
Total stockholders’ equity	112,562	143,979
Total liabilities and stockholders’ equity	$186,520	$178,898

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Collaboration revenue	$7,065	$2,687	$13,921	$3,339
Operating expenses:
Research and development	21,273	11,243	38,908	20,476
General and administrative	4,688	3,840	9,334	6,610
Total operating expenses	25,961	15,083	48,242	27,086
Other income (expense):
Other income (expense), net	131	(405)	192	(441)
Interest expense	(129)	(179)	(269)	(364)
Total other income (expense)	2	(584)	(77)	(805)
Net loss	$(18,894)	$(12,980)	$(34,398)	$(24,552)
Other comprehensive income (loss):
Unrealized gain on investments	24	—	55	—
Comprehensive loss	$(18,870)	$(12,980)	$(34,343)	$(24,552)
Reconciliation of net loss applicable to common stockholders:
Net loss	$(18,894)	$(12,980)	$(34,398)	$(24,552)
Convertible preferred stock dividends	—	(883)	—	(3,153)
Net loss applicable to common stockholders	$(18,894)	$(13,863)	$(34,398)	$(27,705)
Net loss per share applicable to common stockholders — basic and diluted	$(0.70)	$(0.81)	$(1.27)	$(2.94)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted	27,170	17,093	27,129	9,430

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(34,398)	$(24,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	782	411
Noncash interest expense	42	58
Change in fair value of warrant liability	—	445
Stock-based compensation	2,589	3,014
Accretion of premiums and discounts on investments	110	—
Changes in assets and liabilities:
Unbilled accounts receivable	63	(1,923)
Prepaid expenses and other current assets	1,943	(639)
Other assets	(17)	(31)
Accounts payable	427	781
Accrued expenses	2,202	456
Deferred revenue	39,412	15,818
Deferred rent	(237)	(3)
Net cash provided by (used in) operating activities	12,918	(6,165)
Investing activities
Purchases of property and equipment	(1,814)	(307)
Restricted cash	119	(1,266)
Purchases of investments	(69,222)	—
Maturities of investments	6,000	—
Net cash used in investing activities	(64,917)	(1,573)
Financing activities
Principal payments on loan payable	(1,667)	(833)
Proceeds from IPO, net of commissions and underwriting discounts	—	156,815
Payment of offering costs	—	(1,965)
Proceeds from issuance of common stock, net of repurchases	345	68
Net cash (used in) provided by financing activities	(1,322)	154,085
Net (decrease) increase in cash and cash equivalents	(53,321)	146,347
Cash and cash equivalents at beginning of period	162,707	47,240
Cash and cash equivalents at end of period	$109,386	$193,587
Supplemental cash flow information
Cash paid for interest	$180	$236
Property and equipment purchases incurred but unpaid at period end	$116	$15
Conversion of convertible preferred stock into common stock	$—	$114,808
Reclassification of warrant liability to additional paid-in-capital	$—	$810
Public offering costs incurred but unpaid at period end	$—	$28

Blueprint Medicines Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Blueprint Medicines Corporation (the Company), a Delaware corporation incorporated on October 14, 2008, is a biopharmaceutical company focused on improving the lives of patients with genomically defined diseases driven by abnormal kinase activation. The Company’s approach is to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and to craft drug candidates with therapeutic windows that may provide significant and durable clinical response to patients without adequate treatment options.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include the accounts of the Company and its wholly owned subsidiary, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell, and hold securities. All intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2016 and the results of its operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016, or for any future period.

In connection with preparing for its IPO, the Company effected a 1‑for‑5.5 reverse stock split of the Company’s common stock. The reverse stock split became effective on April 10, 2015. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid‑in capital. Upon the closing of the IPO in May 2015, all of the Company’s outstanding convertible preferred stock automatically converted into 15,467,479 shares of common stock, and warrants exercisable for convertible preferred stock automatically converted into warrants exercisable for 42,423 shares of common stock. The significant increase in shares outstanding in the three and six months ended June 30, 2016 impacted the year-over-year comparability of the Company’s net loss per share calculations through the second quarter of 2016.

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

Significant Accounting Policies

The Company’s critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our financial statements. Management has determined that the Company’s most critical accounting policies are those relating to revenue recognition, accrued research and development expenses, available-for-sale investments and stock-based compensation.

Available-for-Sale Investments

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by an investment manager and may consist of U.S. Treasury securities and U.S. government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, mark the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

There have been no significant changes to the Company’s critical accounting policies discussed in its Annual Report on Form 10-K for the year ended December 31, 2015 related to revenue recognition, accrued research and development expenses and stock-based compensation.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern

(Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures. This new accounting guidance is effective for annual reporting periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The new accounting standard will impact the disclosure in the Company’s consolidated financial statements.

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

Cash equivalents and investments, available-for-sale, consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	Average	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$109,386	$—	$—	$109,386
Investments, available-for-sale:
U.S. treasury obligations	270 Days	63,112	55	—	63,167
Total		$172,498	$55	$—	$172,553

	Average	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$162,707	$—	$—	$162,707

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three and six months ended June 30, 2016, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

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

Financial instruments measured at fair value as of June 30, 2016 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$109,386	$109,386	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	63,167	63,167	—	—
Total	$172,553	$172,553	$—	$—

Financial instruments measured at fair value as of December 31, 2015 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$162,707	$162,707	$—	$—

The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because the Company’s interest rate yield approximates current market rates. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

5. Restricted Cash

At June 30, 2016 and December 31, 2015, $1.3 million and $1.4 million, respectively, of the Company’s cash is restricted by a bank. As of June 30, 2016, $1.3 million of restricted cash was included in long-term assets on the Company’s balance sheet related to a security deposit for the lease agreement for the Company’s corporate headquarters.

6. Collaborations

Roche

In March 2016, the Company entered into a collaboration and license agreement (as amended, Roche agreement) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche) for the discovery, development and commercialization of up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. The parties have identified targets for three of the collaboration programs, two of which began in the first half of 2016 and the third of which is expected to begin in 2016, and the parties have agreed to work together to use the Company’s novel target discovery engine and proprietary compound library to select targets for up to two additional collaboration programs.

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

Subject to the terms of the Roche agreement, the Company received an upfront cash payment of $45.0 million and will be eligible to receive up to approximately $965.0 million in contingent option fees and milestone payments related to specified research, pre-clinical, clinical, regulatory and sales-based milestones. Of the total contingent payments, up to approximately $215.0 million are for option fees and milestone payments for research, pre-clinical and clinical development events prior to licensing across all five potential collaboration programs, including contingent milestone payments for initiation of each of the collaboration programs for which the parties will work together to select targets (pre-option exercise milestones). In addition, for any licensed product for which Roche retains worldwide commercialization rights, the Company will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which the Company retains commercialization rights in the United States, the Company and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

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

During the three months and six months ended June 30, 2016, the Company recognized revenue under the Roche agreement of $1.4 million and $1.6 million, respectively, which represents a portion of the $45.0 million upfront payment.

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

The remaining non-refundable pre-clinical milestones that are expected to be achieved as a result of the Company's efforts during the period of substantial involvement are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. The Company recognized the first substantive milestone of $0.25 million in the fourth quarter of 2015 and received payment from Alexion in the first quarter of 2016. In the first quarter of 2016, the Company recognized and received payment from Alexion for the second substantive milestone of $0.75 million. In the third quarter of 2016, the Company achieved a pre-clinical milestone of $1.0 million, which is expected to be paid during the third quarter of 2016. Milestones that are not considered substantive because the Company does not contribute effort to the achievement of such milestones are generally achieved after the period of substantial involvement and are recognized as revenue upon achievement of the milestone, as there are no undelivered elements remaining and no continuing performance obligations, assuming all other revenue recognition criteria are met.

During the three and six months ended June 30, 2016, the Company recognized revenue under the Alexion agreement of $5.7 million and $12.3 million, respectively, which represents reimbursable research and development costs, the $0.75 million milestone payment in the three months ended March 31, 2016, which was recognized upon achievement, as well as a portion of the $15.0 million upfront payment and the $1.75 million non-substantive milestone payment previously received. During the six months ended June 30, 2016, the Company received $7.4 million related to reimbursable research and development costs under the Alexion agreement. As of June 30, 2016, the Company has recorded unbilled accounts receivable of $3.4 million related to reimbursable research and development costs under the Alexion agreement for activities performed during the second quarter of 2016.

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

Future minimum payments, which include principal and interest due under each of the 2013 Term Loan and the 2014 Term Loan, are $1.8 million, in the aggregate, for the remainder of 2016.

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

In accordance with ASC 480, the characteristics of these warrants and the rights and privileges of the underlying preferred stock resulted in the classification of these warrants as a liability, and they were re‑measured to the‑then current fair value at each balance sheet date through the completion of the IPO. Re‑measurement gains or losses were recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the warrants represented a recurring measurement that was classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs. The Company recorded $0.4 million of expense associated with the change in fair value of the warrants in the six months ended June 30, 2015.

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

   The Company recorded a debt discount upon issuance of the warrants, which is being accreted as interest expense over the remaining term of the loan. The Company recorded interest expense related to the Series A Warrant and the Series B Warrant of less than $0.1 million in the three and six months ended June 30, 2016 and 2015, respectively.

9. Stock Awards

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash‑based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2016, the number of shares reserved for issuance under the 2015 Plan was increased by 1,087,842 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. At June 30, 2016, there were 1,797,924 shares available for future grant under the 2015 Plan.

Awards

Options and restricted stock awards granted by the Company generally vest ratably over four years, with a one‑year cliff for new employee awards, and are exercisable from the date of grant for a period of ten years.

A summary of the Company’s unvested restricted stock and related information follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2015	130,495	$0.60
Vested	(79,329)	0.57
Repurchased	(1,591)	0.55
Unvested at June 30, 2016	49,575	0.63

The total fair value of restricted stock that vested during the three months ended June 30, 2016 and 2015 was $0.7 million and $1.4 million, respectively.  The total fair value of restricted stock that vested during the six months ended June 30, 2016 and 2015 was $1.4 million and $2.1 million, respectively.

A summary of the Company’s stock option activity and related information follows:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(2)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2015	1,802,802	$5.88	8.76	$37,008
Granted	818,363	15.97
Exercised	(63,602)	2.34
Canceled	(94,637)	6.64
Outstanding at June 30, 2016	2,462,926	$9.29	8.64	$27,647
Exercisable at June 30, 2016	677,412	$5.56	7.94	$10,058
Vested and expected to vest at June 30, 2016(1)	2,402,534	$9.24	8.63	$27,108

(1)	Represents the number of vested options as of June 30, 2016, plus the number of unvested options expected to vest as of June 30, 2016 based on a forfeiture rate of 2.5%.
(2)	Intrinsic value represents the amount by which the fair market value as of June 30, 2016 of the underlying common stock exceeds the exercise price of the option.

The fair value of stock options is estimated on the grant date using the Black‑Scholes option‑pricing model based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended

	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Risk-free interest rate	1.36%	1.74%	1.55%	1.67%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	5.7	6.0	6.0	6.0
Expected stock price volatility	75.38%	82.68%	76.52%	85.71%

The weighted‑average grant date fair value of options granted in the three months ended June 30, 2016 and 2015 was $12.22 and $16.8 respectively. The total intrinsic value of options exercised in the three months ended June, 2016 and 2015 was $0.6 million and $0.3 million, respectively. The weighted‑average grant date fair value of options granted in the six months ended June 30, 2016 and 2015 was $10.61 and $7.71, respectively. The total intrinsic value of options exercised in the six months ended June, 2016 and 2015 was $1.0 million and $0.4 million, respectively.

Total stock‑based compensation expense recognized for all stock‑based compensation awards in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$757	$897	$1,283	$1,289
General and administrative	730	1,277	1,306	1,725
Total stock-based compensation expense	$1,487	$2,174	$2,589	$3,014

At June 30, 2016, the Company had $13.1 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted‑average period of 2.53 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefit will be recorded when realized.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2016, the number of shares reserved for issuance under the 2015 ESPP was increased by 271,960 shares. The Company issued 11,426 shares under the ESPP during the six months ended June 30, 2016.

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

	Six Months Ended
	June 30,
	2016	2015
Stock options	2,462,926	2,098,499
Unvested restricted stock	49,575	257,049
Total	2,512,501	2,355,548

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 27,170,423 and 17,092,989 for the three months ended June 30, 2016 and 2015, respectively, and 27,129,171 and 9,430,462 for the six months ended June 30, 2016 and 2015, respectively.

11. Commitments

The Company leased its prior corporate headquarters under an operating lease that expired on November 1, 2015. On February 1, 2015, the Company’s option to extend the term of the lease for an additional three-year period expired. The Company did not exercise its option to extend the term of the lease.

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The lease ends on October 31, 2022. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the seven year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The Company is recording rent expense on a straight-line basis through the end of the lease term. The Company has recorded deferred rent on the condensed consolidated balance sheet at June 30, 2016, accordingly. The lease provides the Company with an allowance for leasehold improvements of $4.3 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is included in lease incentive obligations on the balance sheets. The lease agreement required the Company to pay a security deposit of $1.3 million, which is recorded in restricted cash on the Company’s balance sheet. For the three months ended June 30, 2016 and 2015, rent expense was $0.5 million and $0.3 million, respectively.  For the six months ended June 30, 2016 and 2015, rent expense was $0.9 million and $0.5 million, respectively.

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

We are also developing BLU-667, a drug candidate that targets RET, a receptor tyrosine kinase that can become abnormally activated by mutations or translocations, which occurs when a portion of the gene that encodes RET is joined to part of another gene to encode a fusion protein, and RET resistant mutants that we predict will arise from treatment with first generation therapies. A fusion protein is encoded by a fusion gene, which is a gene in which a portion of one gene is joined to part of another gene. In the case of RET, a portion of the RET gene that encodes the kinase domain is joined to part of another gene. RET fusion proteins are always active and are thought to be drivers in several cancers. RET is a driver of disease in non-small cell lung cancer and cancers of the thyroid, and our research suggests that RET may be a driver of disease in subsets of colon and breast cancer. In pre-clinical studies, BLU6864, a structurally related compound that we identified in the course of developing BLU-667, induced tumor regression in disease models driven by the primary RET fusion and a predicted secondary on-target resistance mutation. We have initiated 28-day Good

Laboratory Practice, or GLP, toxicology studies for BLU-667 with the goal of identifying the dose limiting toxicity and anticipated first-in-human dose for BLU-667. We plan to file an IND for BLU-667 by the end of 2016.

Leveraging our novel target discovery engine, we also have initiated efforts for a discovery program for an undisclosed kinase target. In addition, we have identified predicted resistance mutations in the neurotrophic tyrosine receptor kinase, or NTRK, which is believed to be a driver of disease in a broad set of cancers, and are developing inhibitors of NTRK and predicted NTRK resistant mutants. We also have a rare genetic disease program that is the subject of our collaboration with Alexion Pharma Holding, or Alexion. In 2016, we expect to begin three of the cancer immunotherapy programs that are the subject of our collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we collectively refer to as Roche.

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

In May 2015, we completed an initial public offering, or IPO, of our common stock, which resulted in the sale of 9,367,708 shares, including 1,221,874 shares sold by us pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering, at a price to the public of $18.00 per share. We received gross proceeds of $168.6 million before deducting underwriting discounts and commissions and offering costs paid by us. To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and, to a lesser extent, the research, development and commercialization agreement, or Alexion agreement, that we entered into in March 2015 with Alexion, the collaboration and license agreement, or Roche agreement, that we entered into in March 2016 with Roche and a debt financing. Through June 30, 2016, we have received an aggregate of $356.5 million from such transactions, including $168.6 million in gross proceeds from our IPO, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $17.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net loss was $34.4 million and $24.6 million for the six months ended June 30, 2016 and 2015, respectively, $52.8 million for the year ended December 31, 2015, $40.3 million for the year ended December 31, 2014 and $20.9 million for the year ended December 31, 2013. As of June 30, 2016, we had an accumulated deficit of $169.4 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

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

Alexion is responsible for funding 100% of our research and development costs incurred under the research plan, including pass-through costs and a negotiated yearly rate per full-time equivalent for our employees’ time and their associated overhead expenses. We received a $15.0 million non-refundable upfront payment in March 2015 upon execution of the Alexion agreement and are eligible to receive over $250.0 million in payments upon the successful achievement of pre-specified pre-clinical, clinical, regulatory and commercial milestones as follows: (i) up to $6.0 million in pre-clinical milestone payments for the first licensed product, (ii) up to $83.0 million and $61.5 million in development milestone payments for the first and second licensed products, respectively, and (iii) up to $51.0 million in commercial milestone payments for each of the first and second licensed products. We received a $1.75 million payment from Alexion in the second quarter of 2015 and payments of $0.25 million and $0.75 million from Alexion in the first quarter of 2016 following the achievement of three pre-clinical milestones under the Alexion agreement. In the third quarter of 2016, we achieved a pre-clinical milestone of $1.0 million, which is expected to be paid during the third quarter of 2016. Alexion will pay us tiered royalties, ranging from mid-single to low-double digit percentages, on a country-by-country and licensed-product-by-licensed-product basis, on worldwide net product sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of such licensed product in such country and ending on the later of (i) the expiration of the last-to-expire valid claim of specified patents covering such licensed product, (ii) the expiration of the applicable regulatory exclusivity period, and (iii) 10 or 15 years from specified commercial sales.

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

During the three months ended June 30, 2016 and June 30, 2015, we recognized revenue under the Alexion agreement of $5.7 million and $2.7 million, respectively. During the six months ended June 30, 2016 and June 30, 2015, we recognized revenue under the Alexion agreement of $12.3 million and $3.3 million, respectively, which represents reimburseable research and development costs, a $0.75 million milestone payment in the three months ended March 31, 2016, which was recognized upon achievement, as well as a portion of the $15.0 million upfront payment and a $1.75 million milestone payment previously received. During the six months ended June 30, 2016, we received $7.4 million related to reimbursable research and development costs under the Alexion agreement. As of June 30, 2016, we have recorded unbilled accounts receivable of $3.4 million related to reimbursable research and development costs under the Alexion agreement for activities performed during the three months ended June 30, 2016.

Roche

In March 2016, we entered into the Roche agreement pursuant to which we and Roche have agreed to collaborate on the discovery, development and commercialization of up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. The parties have identified targets for three of the collaboration programs, two of which began in the first half of 2016 and the third of which is expected to begin in 2016, and the parties have agreed to work together to use our novel target discovery engine and proprietary compound library to select targets for up to two additional collaboration programs.

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

We received an upfront cash payment of $45.0 million in March 2016 upon execution of the Roche agreement, and subject to the terms of the Roche agreement, we will be eligible to receive up to approximately $965.0 million in contingent option fees and milestone payments related to specified research, pre-clinical, clinical, regulatory and sales-based milestones. Of the total contingent payments, up to approximately $215.0 million are for option fees and milestone payments for research, pre-clinical and clinical development events prior to licensing across all five potential collaboration programs, including contingent milestone payments for initiation of each of the collaboration programs for which the parties will work together to select targets. In addition, for any licensed product for which Roche retains worldwide commercialization rights, we will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which we retain commercialization rights in the United States, we and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

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

During the three and six months ended June 30, 2016, we recognized revenue under the Roche agreement of $1.4 million and $1.6 million, respectively, which represents a portion of the $45.0 million upfront payment.

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

Research and development costs are expensed as incurred. Costs for certain activities are recognized based on an evaluation of the progress to completion of specific tasks. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

A significant portion of our research and development expenses have been external expenses, which we track on a program‑by‑program basis following nomination as a development candidate. Our internal research and development expenses are primarily personnel‑related expenses, including stock-based compensation expense. We do not track our internal research and development expenses on a program‑by‑program basis as they are deployed across multiple projects under development. The following table summarizes our external research and development expenses by program for the three and six months ended June 30, 2016 and 2015. Pre‑development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
BLU-285 external expenses	$2,775	$1,271	$4,416	$2,654
BLU-554 external expenses	3,627	1,129	5,103	2,166
BLU-667 external expenses	2,488	—	4,353	—
Other development candidate expenses	46	—	117	—
Pre-development candidate expenses and unallocated expenses	7,767	5,902	16,022	9,571
Internal research and development expenses	4,570	2,941	8,897	6,085
Total research and development expenses	$21,273	$11,243	$38,908	$20,476

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring and program management expenses. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our collaborations with Alexion and Roche and development activities for companion diagnostics, including our companion diagnostic with Ventana.

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

We expect that our general and administrative expenses will increase in the future to support continued research and development activities, including as we continue our existing clinical trials and initiate additional clinical trials. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, among other expenses. We also anticipate general and administrative expenses associated with being a public company, including costs for audit, legal, regulatory and tax‑related services, director and officer insurance premiums and investor relations costs, will increase in the future.

Other Income (Expense)

Other income (expense) consists primarily of income earned on cash equivalents and investments and the re‑measurement gain or loss associated with the change in the fair value of the convertible preferred stock warrant liability in periods prior to our IPO.

Interest Expense

Interest expense consists primarily of interest expense on amounts outstanding under a loan and security agreement that we entered into with Silicon Valley Bank in May 2013 and amortization of debt discount.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses, available-for-sale investments and stock-based compensation.

Available-for-Sale Investments

We classify marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by an investment manager and may consist of U.S. Treasury securities and U.S. government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, mark the investment to market through a charge to our statement of operations and comprehensive loss.

There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 related to revenue recognition, accrued research and development expenses and stock-based compensation.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,
	2016	2015	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$7,065	$2,687	$4,378	163%
Operating expenses:
Research and development	21,273	11,243	10,030	89
General and administrative	4,688	3,840	848	22
Total operating expenses	25,961	15,083	10,878	72
Other income (expense):
Other income (expense), net	131	(405)	536	132
Interest expense	(129)	(179)	50	28
Total other income (expense)	2	(584)	586	100
Net loss	$(18,894)	$(12,980)	$(5,914)	(46)%

Collaboration Revenue

Collaboration revenue increased by $4.4 million from $2.7 million for the three months ended June 30, 2015 to $7.1 million for the three months ended June 30, 2016. Collaboration revenue for the three months ended June 30, 2016 was related to the Alexion agreement and Roche agreement. Collaboration revenue under the Alexion agreement began in March 2015 upon the execution of the Alexion agreement. We entered into the Roche agreement in March 2016 and recorded $1.4 million in collaboration revenue under the Roche agreement for the three months ended June 30, 2016.  The increase in collaboration revenue under the Alexion agreement of $3.0 million was primarily attributable to increased reimbursable research and development costs and increased recognition of portions of the $15.0 million upfront payment and $1.8 million milestone payment received from Alexion.

Research and Development Expense

Research and development expense increased by $10.0 million from $11.2 million for the three months ended June 30, 2015 to $21.3 million for the three months ended June 30, 2016. The increase in research and development expense was primarily attributable to the following:

•	approximately $3.7 million in increased expenses associated with clinical manufacturing activities;
•	approximately $2.5 million in increased expenses for external clinical activities as we advanced our lead drug candidates, BLU-285 and BLU-554, into clinical trials;
•

approximately $1.5 million in increased personnel expense primarily due to a 31% increase in headcount, largely driven by growth in the clinical and non-clinical organizations as we advanced our lead drug candidates, BLU-285 and BLU-554, into clinical trials;

•	approximately $1.3 million in increased expenses associated with IND-enabling pre-clinical toxicology studies, primarily for BLU-667; and
•

approximately $0.7 million in increased expenses associated with continuing to build our platform and advance our discovery pipeline, including costs associated with development of BLU-667 and costs related to the Alexion agreement.

We expect that our research and development expense will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring and program management expenses. In addition, we expect that our research and development expense will increase in future periods as we incur additional costs in connection with our collaborations with Alexion and Roche and development activities for companion diagnostics, including our companion diagnostic with Ventana.

General and Administrative Expense

General and administrative expense increased by $0.8 million from $3.8 million for the three months ended June 30, 2015 to $4.7 million for the three months ended June 30, 2016. The increase in general and administrative expense was primarily attributable to increased professional fees, including external legal fees, insurance premiums, corporate communications and recruiting costs.

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs in connection with being a public company. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income (Expense), Net

Other income (expense), net, increased by $0.5 million from $0.4 million of expense for the three months ended June 30, 2015 to $0.1 million of income for the three months ended June 30, 2016. The increase in other income (expense), net, was primarily related to the impact of the re‑measurement associated with the change in the fair value of the convertible preferred stock warrant liability included in the prior year and no longer applicable following the conversion of preferred stock to common stock as a result of the IPO.  Also contributing to the increase in other income was an increase in investment income during the three months ended June 30, 2016.

Interest Expense

Interest expense decreased by less than $0.1 million from $0.2 million for the three months ended June 30, 2015 to $0.1 million for the three months ended June 30, 2016. The decrease was primarily related to a decrease in the average outstanding principle balance for the three months ended June 30, 2016 under the loan and security agreement with Silicon Valley Bank. We expect that interest expense will continue to decrease in subsequent periods as the principal amount under the loan decreases.

Comparison of Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,
	2016	2015	Dollar Change	% Change

	(in thousands)
Collaboration revenue	$13,921	$3,339	$10,582	317%
Operating expenses:
Research and development	38,908	20,476	18,432	90
General and administrative	9,334	6,610	2,724	41
Total operating expenses	48,242	27,086	21,156	78
Other income (expense):
Other income (expense), net	192	(441)	633	144
Interest expense	(269)	(364)	95	26
Total other income (expense)	(77)	(805)	728	90
Net loss	$(34,398)	$(24,552)	$(9,846)	(40)%

Collaboration Revenue

Collaboration revenue increased by $10.6 million from $3.3 million for the six months ended June 30, 2015 to $13.9 million for the six months ended June 30, 2016. Collaboration revenue for the six months ended June 30, 2016 was related to the Alexion agreement and Roche agreement. Collaboration revenue under the Alexion agreement began in March 2015 upon the execution of the Alexion agreement. We entered into the Roche agreement in March 2016 and recorded $1.6 million in collaboration revenue under the Roche agreement for the six months ended June 30, 2016.  The increase in collaboration revenue under the Alexion agreement of $9.0 million was primarily attributable to increased reimbursable research and development costs and increased recognition of portions of the $15.0 million upfront payment and $1.8 million milestone payment received from Alexion and a $0.75 million milestone payment recognized upon achievement during the six months ended June 30, 2016.

Research and Development Expense

Research and development expense increased by $18.4 million from $20.5 million for the six months ended June 30, 2015 to $38.9 million for the six months ended June 30, 2016. The increase in research and development expense was primarily attributable to the following:

•	approximately $6.3 million in increased expenses associated with clinical manufacturing activities;
•	approximately $3.9 million in increased expenses for external clinical activities as we advanced our lead drug candidates, BLU-285 and BLU-554, into clinical trials;
•

approximately $3.3 million in increased expenses associated with continuing to build our platform and advance our discovery pipeline, including costs associated with development of BLU-667 and costs related to the Alexion agreement;

•

approximately $3.2 million in increased personnel expense primarily due to a 31% increase in headcount, largely driven by growth in the clinical and non-clinical organizations as we advanced our lead drug candidates, BLU-285 and BLU-554, into clinical trials; and

•	approximately $1.3 million in increased expenses associated with IND-enabling pre-clinical toxicology studies, primarily for BLU-667.

General and Administrative Expense

General and administrative expense increased by $2.7 million from $6.6 million for the six months ended June 30, 2015 to $9.3 million for the six months ended June 30, 2016. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $1.1 million in increased professional fees, including external legal fees, insurance premiums and market research costs; and
•

approximately $0.7 million in increased personnel costs primarily due to an increase of 72% in business personnel headcount to support our overall growth as a publicly traded company, partially offset by a decrease in stock-based compensation expense.

Other Income (Expense), Net

Other income (expense), net, increased by $0.6 million from $0.4 million of expense for the six months ended June 30, 2015 to $0.2 million of income for the six months ended June 30, 2016. The increase in other income (expense), net, was primarily related to the impact of the re‑measurement associated with the change in the fair value of the convertible preferred stock warrant liability included in the prior year and no longer applicable following the conversion of preferred stock to common stock as a result of the IPO.  Also contributing to the increase in other income was the increase in investment income during the six months ended June 30, 2016.

Interest Expense

Interest expense decreased by $0.1 million from $0.4 million for the six months ended June 30, 2015 to $0.3 million for the six months ended June 30, 2016. The decrease was primarily related to a decrease in the average outstanding principle balance for the six months ended June 30, 2016 under the loan and security agreement with Silicon Valley Bank.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and, to a lesser extent, the Alexion agreement, the Roche agreement and a debt financing. Through June 30, 2016, we have received an aggregate of $356.5 million from such transactions, including $168.6 million in gross proceeds from our IPO, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $17.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing.

As of June 30, 2016, we had cash, cash equivalents and investments of $172.6 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Net cash provided by (used in) operating activities	$12,918	$(6,165)
Net cash used in investing activities	(64,917)	(1,573)
Net cash (used in) provided by financing activities	(1,322)	154,085
Net (decrease) increase in cash and cash equivalents	$(53,321)	$146,347

Operating Activities. Net cash provided by operating activities was $12.9 million during the six months ended June 30, 2016 compared to net cash used in operating activities of $6.2 million during the six months ended June 30, 2015. The increase in cash provided by operating activities was primarily due to changes in deferred revenue related to the timing and amount of upfront payments from Alexion and Roche. In the six months ended June 30, 2016, we received a $45.0 million upfront payment from Roche, and in the six months ended June 30, 2015, we received a $15.0 million upfront payment from Alexion.

Investing Activities. Net cash used in investing activities was $64.9 million during the six months ended June 30, 2016 compared to net cash used in investing activities of $1.6 million during the six months ended June 30, 2015. Net cash used in investing activities for the six months ended June 30, 2016 consisted primarily of purchases of investments. We classify these investments as available-for-sale and record them at fair value in the accompanying condensed consolidated balance sheets. Net cash used in investing activities for the six months ended June 30, 2015 consisted primarily of a security deposit payment for our new office lease agreement.

Financing Activities. Net cash used in financing activities was $1.3 million during the six months ended June 30, 2016 compared to net cash provided by financing activities of $154.1 million during the six months ended June 30, 2015. Net cash used in financing activities for the six months ended June 30, 2016 was primarily due to principal payments under the loan and security agreement with Silicon Valley Bank. Net cash provided in financing activities for the six months ended June 30, 2015 was primarily due to net proceeds from the IPO after deducting underwriting discounts and commissions and offering costs paid by us.

Borrowings

In May 2013, we entered into the loan and security agreement with Silicon Valley Bank. Under the terms of the loan and security agreement, we borrowed $5.0 million. Loan advances accrue interest at a fixed rate of 2.0% above the prime rate. In November 2014, we amended the loan and security agreement and borrowed an additional $5.0 million. Each loan advance included an interest only payment period. During 2014, we paid principal payments of $0.7 million on the first $3.0 million of advances. During the year ended December 31, 2015, we paid principal payments of $1.8 million on the first $10.0 million of advances, and during the six months ended June 30, 2016, we paid principal payments of $1.7 million on the first $10.0 million of advances. We are required to pay a fee of 4.0% of the total loan advances at the end of the term of the loan. There are no outstanding financial covenants associated with the loan and security agreement. As of June 30, 2016, we had $5.8 million in outstanding principal under the loan and security agreement.

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

As of June 30, 2016, we had cash,  cash equivalents and investments of $172.6 million. We expect that our existing cash, cash equivalents and investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early 2018. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

In March 2016, we entered into the Ventana agreement pursuant to which Ventana has agreed to develop and commercialize the companion diagnostic for BLU-554 that we expect to use to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression. Subject to the terms of the Ventana agreement, we will pay Ventana an aggregate amount of up to approximately $12.3 million over the term of the development program for the companion diagnostic test for BLU-554 plus pass through costs and certain other specified amounts. See “—Collaborations and Partnerships—Ventana” above for additional information on the Ventana agreement.

As of June 30, 2016, there have been no other material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, we had cash, cash equivalents and investments of $172.6 million, consisting primarily of money market funds and investments in U.S. treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2016 and December 31, 2015, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2016 and 2015.

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

Our management, with the participation of our Chief Executive Officer and Vice President of Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based upon such evaluation, our Chief Executive Officer and Vice President of Finance have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, novel target discovery engine and initial drug candidates. In May 2015, we completed an initial public offering, or IPO, of our common stock, which resulted in the sale of 9,367,708 shares, including 1,221,874 shares sold by us pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering,  at a price to the public of $18.00 per share, resulting in gross proceeds of $168.6 million before deducting underwriting discounts and commissions and offering costs paid by us. To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and, to a lesser extent, the research, development and commercialization agreement, or Alexion agreement, that we entered into in March 2015 with Alexion Pharma Holding, or Alexion, the collaboration and license agreement, or Roche agreement, that we entered into in March 2016 with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, and a debt financing. Through June 30, 2016, we have received an aggregate of $356.5 million from such transactions, including $168.6 million in gross proceeds from our IPO, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $17.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing. As of June 30, 2016, we had cash, cash equivalents and investments of $172.6 million.

We have incurred net losses in each year since our inception, and as of June 30, 2016, we had an accumulated deficit of $169.4 million. Our net loss was $34.4 million for the six months ended June 30, 2016, $52.8 million for the year ended December 31, 2015, $40.3 million for the year ended December 31, 2014 and $20.9 million for the year ended December 31, 2013. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced‑manufacturing expenses. As a public company, we will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

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

As of June 30, 2016, we had cash, cash equivalents and investments of $172.6 million. We expect that our existing cash, cash equivalents and investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early 2018. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
•	the scope, prioritization and number of our research and development programs;
•	the success of our collaborations with Alexion and Roche;
•	the success of our current or future companion diagnostic collaborations, including our companion diagnostic with Ventana Medical Systems, Inc., or Ventana, for BLU-554;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other drug candidates and technologies;
•	the costs of securing manufacturing arrangements for commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market our drug candidates.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Alexion and Roche, each of which is limited in scope and duration, and funds already borrowed under the loan and security agreement that we entered into with Silicon Valley Bank in May 2013. Pursuant to our registration statement on Form S-3 (File No. 333-211266), which was declared effective by the SEC on July 25, 2016, we may sell up to $250,000,000 in aggregate dollar amount of securities, including common stock, from time to time in one or more offerings. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We are very early in our development efforts with only two drug candidates,  BLU-285 and BLU-554, in clinical development. All of our other drug candidates are currently in pre-clinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our lead drug candidates, BLU‑285 and BLU‑554. Our ability to generate drug revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. In addition, our drug development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. For example, we have entered into an agreement with Ventana to develop and commercialize a companion diagnostic for BLU-554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our lead drug candidates and other drug candidates will depend on several factors, including the following:

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

We focus our research and product development on treatments for cancer and rare genetic diseases, including genomically defined cancer and diseases driven by abnormal kinase activation. Because the target patient populations for our drug candidates are relatively small, including our lead drug candidates BLU‑285 and BLU‑554, it may be difficult to successfully identify patients. We have entered into an agreement with Ventana to develop and commercialize a companion diagnostic for BLU-554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression. We may engage third parties to develop companion diagnostics for use in some of our other current or future clinical trials. However, Ventana or other third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients for our clinical trials. Our inability to enroll a sufficient number of patients in our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we are unable to include patients with the driver of the disease, including the applicable genomic alteration for diseases in genomically defined patient populations, this could compromise our ability to seek participation in FDA’s expedited review and approval programs, including breakthrough therapy designation and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines. In addition, our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If BLU‑285 receives marketing approval for advanced SM, GIST and/or for GIST patients with the PDGFRα D842V mutation, it may face competition from other drug candidates in development for these indications, including drug candidates in development by AB Science S.A., AROG Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc., Deciphera Pharmaceuticals, LLC, Kolltan Pharmaceuticals, Inc., Novartis AG and Plexxikon Inc., a wholly‑owned subsidiary of Daiichi Sankyo Company, Limited. Further, if BLU‑554 receives marketing approval for patients with HCC with FGF19 overexpression, it will face competition from sorafenib, the only approved systemic medical therapy for HCC. In addition, BLU-554 may face competition from other drug candidates in development by AstraZeneca plc, Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd. and Xoma Ltd. If BLU-667 receives marketing approval for patients with RET or mutations, it may face competition from other drug candidates in development, including drug candidates in development by ARIAD Pharmaceuticals, Inc., AstraZeneca plc, Eisai Inc.,

Exelixis, Inc., GlaxoSmithKline plc, Ignyta, Inc., Loxo Oncology, Inc., Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. and Roche.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostics. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into an agreement with Ventana to develop and commercialize a companion diagnostic for BLU-554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression. However, we have not yet initiated development and commercialization of this companion diagnostic or companion diagnostics for any of our other programs. We have little experience in the development and commercialization of companion diagnostics and may not be successful in developing and commercializing appropriate companion diagnostics to pair with any of our drug candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing and commercializing companion diagnostics, we expect to rely on Ventana to design, manufacture, obtain regulatory approval for and commercialize the companion diagnostic for BLU-554, and we expect to rely in whole or in part on other third parties to design, manufacture, obtain regulatory approval for and commercialize any other companion diagnostics for our drug candidates. We and our collaborators, including Ventana, may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic that we may seek to develop, our collaborators, including Ventana:

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

In some countries, particularly countries in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our drug candidate to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. In addition, the recent United Kingdom referendum on its membership in the European Union resulted in a majority of United Kingdom voters voting to exit the European Union, often referred to as Brexit. Brexit has already and may continue to adversely affect European and/or worldwide regulatory conditions. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which European Union laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the European Union and the United Kingdom.

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

We own patents and patent applications that relate to BLU‑285 and BLU‑554 as composition of matter. We also own applications relating to composition of matter for KIT Exon 17 inhibitors with different compound families, composition of matter for FGFR4 inhibitors with multiple compound families, composition of matter for inhibitors of the predicted RET resistant mutants, composition of matter for inhibitors of predicted NTRK resistant mutants, composition of matter for inhibitors of a rare genetic disease target, as well as methods of use for these novel compounds. The issued patent directed to BLU‑554 composition of matter has a statutory expiration date in 2033, the issued patent directed to BLU-285 composition of matter has a statutory expiration date in 2034 and any patents issuing from our pending patent applications are projected to expire between 2034 and 2037.

As of July 31, 2016, we owned two issued U.S. patents, five pending U.S. patent applications, 27 pending foreign patent applications in a number of jurisdictions, including Australia, Argentina, Brazil, Bolivia, Canada, China, the European Union, Israel, India, Japan, Mexico, New Zealand, Pakistan, Russia, South Africa, South Korea, Taiwan and Venezuela, and two pending Patent Cooperation Treaty, or PCT, patent applications directed to our KIT program, including BLU-285. Any U.S. or ex-U.S. patents issuing from the pending applications covering BLU-285 will have a statutory expiration date of October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of July 31, 2016, we owned three issued U.S. patents, four pending U.S. patent applications and 44 foreign patent applications in a number of jurisdictions, including Australia, Brazil, Canada, China, the European Union, Israel, India, Japan, South Korea, Mexico New Zealand, Russia, South Africa directed to our FGFR4 program, including BLU-554. Any U.S. or ex-U.S. patent issuing from the pending applications covering BLU-554 will have a statutory expiration date of July 2033, December 2033, or October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of July 31, 2016, we owned one PCT application and five provisional U.S. patent applications directed to our RET program, which, if issued, will have statutory expiration dates of 2036 or 2037. As of July 31, 2016, we owned two provisional U.S. patent applications directed to NTRK, which, if issued, will have statutory expiration dates of 2036.

As of July 31, 2016, we owned one provisional U.S. patent application directed to a rare genetic disease target which, if issued, will have a statutory expiration date of 2037.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of July 31, 2016, we owned two U.S. patent applications, two European Union patent applications and eight pending PCT patent applications directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

As of July 31, 2016, we had 91 full‑time employees, and in connection with operating as a public company, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day‑to‑day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. In addition, Brexit has already and may continue to adversely affect European and/or worldwide economic or market, political or regulatory conditions and may contribute to instability in the global financial markets, political institutions and regulatory agencies. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are negotiated in relation to the United Kingdom's future relationship with the European Union. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As a public company, we have incurred and expect to continue to incur, particularly after we are no longer an “emerging growth company,” significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes‑Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission, or SEC, and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time‑consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Our stock price has been and in the future may be subject to substantial volatility. In addition, the stock market in general, and NASDAQ listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $37.17 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The NASDAQ Global Select Market, through August 8, 2016. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

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

The holdings of our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, represent beneficial ownership, in the aggregate, of approximately 50% of our common stock, based on the number of shares of our common stock outstanding as of June 30, 2016. As a result, these stockholders, if they choose to act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

A substantial portion of our outstanding common stock can be traded without restriction at any time. In addition, a portion of our outstanding common stock is currently restricted as a result of federal securities laws, but can be sold at any time subject to applicable volume limitations. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, by us or others, could reduce the market price of our common stock or impair our ability to raise adequate capital through the sale of additional equity securities. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, pursuant to our registration statement on Form S-3 (File No. 333-211266), which was declared effective by the SEC on July 25, 2016, we may sell up to $250,000,000 in aggregate dollar amount of securities, including common stock, from time to time in one or more offerings. However, we cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) December 31, 2020; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of shares of our common stock during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 - April 30	—	$—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	1,591	0.06	—	—
Total	1,591	$0.06	—	—

(1)

All repurchases were made in connection with the forfeiture of shares of common stock by the recipient of such equity incentive awards in connection with the termination of the recipient’s employment or other service relationship with us.

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

We received approximately $154.8 million in net proceeds after deducting underwriting discounts and commissions and offering costs paid by us. As of June 30, 2016, we estimate that we have used approximately $77.1 million of the net proceeds from the offering as follows: approximately $15.5 million of external costs to fund our Phase 1 clinical trials for BLU-285 and BLU-554; approximately $19.8 million of external costs for new and ongoing research activities; approximately $15.6 million of internal research and development costs; and approximately $26.2 million for working capital and other general corporate purposes. None of the offering expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, and we have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any such persons. There has been no material change in the planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on April 30, 2015 pursuant to Rule 424(b)(4) under the Securities Act. We have invested the unused proceeds from the offering in cash equivalents in accordance with our investment policy.

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blueprint Medicines Corporation

Date: August 9, 2016	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Michael Landsittel
Michael Landsittel
Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1†*	Second Amendment to Collaboration and License Agreement, effective April 27, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.
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