Form 10-Q
period 2016-09-30
Blueprint Medicines Corp
filed 2016-11-10
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-37359

_____________________________

BLUEPRINT MEDICINES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

_____________________________

Delaware	26-3632015
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

38 Sidney Street, Suite 200 Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)

(617) 374-7580

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

_____________________________

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on November 8, 2016: 27,327,192

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

•

the development of companion diagnostic tests for our drug candidates, including our companion diagnostic with Ventana Medical Systems, Inc. for BLU-554 and our companion diagnostic with QIAGEN Manchester Limited for BLU-285;

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$74,403	$162,707
Investments, available-for-sale	78,141	—
Restricted cash	—	119
Unbilled accounts receivable	3,455	3,414
Prepaid expenses and other current assets	3,449	4,176
Total current assets	159,448	170,416
Property and equipment, net	6,578	6,661
Other assets	557	555
Restricted cash	1,266	1,266
Total assets	$167,849	$178,898
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,848	2,455
Accrued expenses	7,410	6,436
Restricted stock liability	—	7
Current portion of deferred revenue	11,752	5,898
Current portion of lease incentive obligation	578	578
Current portion of term loan payable	2,792	3,266
Total current liabilities	24,380	18,640
Deferred rent, net of current portion	920	842
Restricted stock liability, net of current portion	1	1
Deferred revenue, net of current portion	39,595	7,742
Lease incentive obligation, net of current portion	2,937	3,370
Term loan payable, net of current portion	2,095	4,072
Other long term liabilities	211	252
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 27,307,556 and 27,196,053 shares issued at September 30, 2016 and December 31, 2015, respectively, and 27,293,923 and 27,065,558 shares outstanding at September 30, 2016 and December 31, 2015, respectively	27	27
Additional paid-in capital	283,862	278,927
Accumulated other comprehensive income	27	—
Accumulated deficit	(186,206)	(134,975)
Total stockholders’ equity	97,710	143,979
Total liabilities and stockholders’ equity	$167,849	$178,898

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Collaboration revenue	$6,160	$3,426	$20,081	$6,765
Operating expenses:
Research and development	18,150	11,681	57,058	32,157
General and administrative	4,893	4,222	14,227	10,832
Total operating expenses	23,043	15,903	71,285	42,989
Other income (expense):
Other income (expense), net	158	6	350	(435)
Interest expense	(109)	(171)	(378)	(535)
Total other income (expense)	49	(165)	(28)	(970)
Net loss	$(16,834)	$(12,642)	$(51,232)	$(37,194)
Other comprehensive income (loss):
Unrealized (loss) gain on investments	(28)	—	27	—
Comprehensive loss	$(16,862)	$(12,642)	$(51,205)	$(37,194)
Reconciliation of net loss applicable to common stockholders:
Net loss	$(16,834)	$(12,642)	$(51,232)	$(37,194)
Convertible preferred stock dividends	—	—	—	(3,153)
Net loss applicable to common stockholders	$(16,834)	$(12,642)	$(51,232)	$(40,347)
Net loss per share applicable to common stockholders — basic and diluted	$(0.62)	$(0.47)	$(1.89)	$(2.64)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted	27,251	26,835	27,170	15,298

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net loss	$(51,232)	$(37,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,189	615
Noncash interest expense	59	84
Change in fair value of warrant liability	—	445
Stock-based compensation	4,494	3,985
Accretion of premiums and discounts on investments	204	—
Changes in assets and liabilities:
Unbilled accounts receivable	(41)	(2,470)
Prepaid expenses and other current assets	710	(1,044)
Other assets	(5)	(555)
Accounts payable	(373)	684
Accrued expenses	1,927	1,544
Deferred revenue	37,707	14,861
Deferred rent	(355)	415
Net cash used in operating activities	(5,716)	(18,630)
Investing activities
Purchases of property and equipment	(2,336)	(1,129)
Restricted cash	119	(1,266)
Purchases of investments	(105,318)	—
Maturities of investments	27,000	—
Net cash used in investing activities	(80,535)	(2,395)
Financing activities
Principal payments on loan payable	(2,500)	(1,250)
Proceeds from IPO, net of commissions and underwriting discounts	—	156,815
Payment of offering costs	—	(2,046)
Proceeds from issuance of common stock, net of repurchases	447	46
Net cash (used in) provided by financing activities	(2,053)	153,565
Net (decrease) increase in cash and cash equivalents	(88,304)	132,540
Cash and cash equivalents at beginning of period	162,707	47,240
Cash and cash equivalents at end of period	$74,403	$179,780
Supplemental cash flow information
Cash paid for interest	$254	$347
Property and equipment purchases incurred but unpaid at period end	$15	$2,808
Conversion of convertible preferred stock into common stock	$—	$114,808
Reclassification of warrant liability to additional paid-in-capital	$—	$810

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include the accounts of the Company and its wholly owned subsidiary, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell, and hold securities. All intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2016 and the results of its operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016, or for any future period.

In connection with preparing for its IPO, the Company effected a 1‑for‑5.5 reverse stock split of the Company’s common stock. The reverse stock split became effective on April 10, 2015. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid‑in capital. Upon the closing of the IPO in May 2015, all of the Company’s outstanding convertible preferred stock automatically converted into 15,467,479 shares of common stock, and warrants exercisable for convertible preferred stock automatically converted into warrants exercisable for 42,423 shares of common stock. The significant increase in shares outstanding in the nine months ended September 30, 2016 impacted the year-over-year comparability of the Company’s net loss per share calculations.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which amends ASC Topic 718, Compensation – Stock Compensation. The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments are effective for annual reporting periods (including interim reporting periods within those years) beginning after December 15, 2016. Early adoption is permitted. A company that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the potential impact that ASU 2016-09 may have on the Company’s consolidated financial statements.

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

Cash equivalents and investments, available-for-sale, consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	Average	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$74,403	$—	$—	$74,403
Investments, available-for-sale:
U.S. treasury obligations	268 Days	78,114	28	(1)	78,141
Total		$152,517	$28	$(1)	$152,544

	Average	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$162,707	$—	$—	$162,707

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three and nine months ended September 30, 2016, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

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

Financial instruments measured at fair value as of September 30, 2016 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$74,403	$74,403	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	78,141	78,141	—	—
Total	$152,544	$152,544	$—	$—

Financial instruments measured at fair value as of December 31, 2015 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$162,707	$162,707	$—	$—

The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because the Company’s interest rate yield approximates current market rates. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

5. Restricted Cash

At September 30, 2016 and December 31, 2015, $1.3 million and $1.4 million, respectively, of the Company’s cash is restricted by a bank. As of December 31, 2015 and September 30, 2016, $1.3 million of restricted cash was included in long-term assets on the Company’s balance sheet related to a security deposit for the lease agreement for the Company’s corporate headquarters.  The balance as of December 31, 2015 also included $0.1 million of restricted cash in current assets as collateral for a stand‑by letter of credit issued by the Company to its landlord in connection with the lease of the Company’s corporate headquarters, which ended in October 2015.

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

During the three months and nine months ended September 30, 2016, the Company recognized revenue under the Roche agreement of $1.4 million and $3.0 million, respectively, which represents a portion of the $45.0 million upfront payment.

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

The remaining non-refundable pre-clinical milestones that are expected to be achieved as a result of the Company's efforts during the period of substantial involvement are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. The Company has recognized and received an aggregate of $2.0 million in substantive milestones through September 30, 2016. Milestones that are expected to be achieved after the period of substantial involvement are not considered substantive because the Company does not contribute effort to the achievement of such milestones.  These milestones are recognized as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met, as there are no undelivered elements remaining and no continuing performance obligations.

During the three months ended September 30, 2016, the Company recognized revenue under the Alexion agreement of $4.8 million, which represents $3.5 million of reimbursable research and development costs, a $1.0 million milestone payment that was recognized upon achievement, as well as a portion of the $15.0 million upfront payment and the $1.75 million non-substantive milestone payment previously received. During the nine months ended September 30, 2016, the Company recognized revenue under the Alexion agreement of $17.0 million, which represents $11.0 million of reimbursable research and development costs, $1.75 million of milestone payments that were recognized upon achievement, as well as a portion of the $15.0 million upfront payment and the $1.75 million non-substantive milestone payment previously received. During the nine months ended September 30, 2016, the Company received $10.7 million related to reimbursable research and development costs under the Alexion agreement. As of September 30, 2016, the

Company has recorded unbilled accounts receivable of $3.5 million related to reimbursable research and development costs under the Alexion agreement for activities performed during the third quarter of 2016.

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

Future minimum payments, which include principal and interest due under each of the 2013 Term Loan and the 2014 Term Loan, are $0.9 million, in the aggregate, for the remainder of 2016 and $4.3 million, in the aggregate, thereafter.

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

In accordance with ASC 480, the characteristics of these warrants and the rights and privileges of the underlying preferred stock resulted in the classification of these warrants as a liability, and they were re‑measured to the‑then current fair value at each balance sheet date through the completion of the IPO. Re‑measurement gains or losses were recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the warrants represented a recurring measurement that was classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs. The Company recorded $0.4 million of expense associated with the change in fair value of the warrants in the nine months ended September 30, 2015. Upon completion of the IPO, the Series A Warrant became exercisable for 27,272 shares of the common stock at an exercise price of $5.50 per share, and the Series B Warrant became exercisable for 15,151 shares of the common stock at an exercise price of $6.60 per share. On the date of the conversion of the warrants, the Company revalued the outstanding warrants using the Black-Scholes option pricing model and reclassified the fair value of the warrants of $0.8 million to additional paid-in capital.

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

   The Company recorded a debt discount upon issuance of the warrants, which is being accreted as interest expense over the remaining term of the loan. The Company recorded interest expense related to the Series A Warrant and the Series B Warrant of less than $0.1 million in the three and nine months ended September 30, 2016 and 2015, respectively.

9. Stock Awards

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash‑based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2016, the number of shares reserved for issuance under the 2015 Plan was increased by 1,087,842 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. At September 30, 2016, there were 1,773,024 shares available for future grant under the 2015 Plan.

Awards

Options and restricted stock awards granted by the Company generally vest ratably over four years, with a one‑year cliff for new employee awards, and are exercisable from the date of grant for a period of ten years.

A summary of the Company’s unvested restricted stock and related information follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2015	130,495	$0.60
Vested	(115,271)	0.58
Repurchased	(1,591)	0.55
Unvested at September 30, 2016	13,633	0.75

The total fair value of restricted stock that vested during the three months ended September 30, 2016 and 2015 was $1.0 million and $1.4 million, respectively. The total fair value of restricted stock that vested during the nine months ended September 30, 2016 and 2015 was $2.3 million and $3.5 million, respectively.

A summary of the Company’s stock option activity and related information follows:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(2)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2015	1,802,802	$5.88	8.76	$37,008
Granted	843,263	16.21
Exercised	(94,168)	2.66
Canceled	(94,637)	6.64
Outstanding at September 30, 2016	2,457,260	$9.52	8.40	$49,593
Exercisable at September 30, 2016	779,807	$6.47	7.82	$18,115
Vested and expected to vest at September 30, 2016(1)	2,406,154	$9.46	8.39	$48,693

(1)	Represents the number of vested options as of September 30, 2016, plus the number of unvested options expected to vest as of September 30, 2016 based on a forfeiture rate of 2.5%.
(2)	Intrinsic value represents the amount by which the fair market value as of September 30, 2016 of the underlying common stock exceeds the exercise price of the option.

The fair value of stock options is estimated on the grant date using the Black‑Scholes option‑pricing model based on the following weighted average assumptions:

	Three Months Ended		Nine Months Ended

	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Risk-free interest rate	1.25%	1.71%	1.54%	1.66%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	6.1	6.0	6.0	6.0
Expected stock price volatility	74.50%	81.85%	76.46%	85.59%

The weighted‑average grant date fair value of options granted in the three months ended September 30, 2016 and 2015 was $15.80 and $19.40 respectively. The total intrinsic value of options exercised in the three months ended September 30, 2016 and 2015 was $0.7 million and $4.2 million, respectively. The weighted‑average grant date fair value of options granted in the nine months ended September 30, 2016 and 2015 was $10.76 and $8.22, respectively. The total intrinsic value of options exercised in the nine months ended September 30, 2016 and 2015 was $1.8 million and $4.7 million, respectively.

Total stock‑based compensation expense recognized for all stock‑based compensation awards in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$628	$329	$1,911	$1,618
General and administrative	1,277	642	2,583	2,367
Total stock-based compensation expense	$1,905	$971	$4,494	$3,985

At September 30, 2016, the Company had $11.9 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted‑average period of 2.39 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefit will be recorded when realized.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2016, the number of shares reserved for issuance under the 2015 ESPP was increased by 271,960 shares. The Company issued 11,426 shares under the ESPP during the nine months ended September 30, 2016.

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

	Nine Months Ended
	September 30,
	2016	2015
Stock options	2,457,260	1,870,415
Unvested restricted stock	13,633	200,122
Total	2,470,893	2,070,537

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 27,250,662 and 26,835,927 for the three months ended September 30, 2016 and 2015, respectively, and 27,169,963 and 15,297,907 for the nine months ended September 30, 2016 and 2015, respectively.

11. Commitments

The Company leased its prior corporate headquarters under an operating lease that expired on November 1, 2015. On February 1, 2015, the Company’s option to extend the term of the lease for an additional three-year period expired. The Company did not exercise its option to extend the term of the lease.

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The lease ends on October 31, 2022. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the seven year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The Company is recording rent expense on a straight-line basis through the end of the lease term. The Company has recorded deferred rent on the condensed consolidated balance sheet at September 30, 2016, accordingly. The lease provides the Company with an allowance for leasehold improvements of $4.3 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is included in lease incentive obligations on the balance sheets. The lease agreement required the Company to pay a security deposit of $1.3 million, which is recorded in restricted cash on the Company’s balance sheet. For the three months ended September 30, 2016 and 2015, rent expense was $0.5 million and $0.7 million, respectively.  For the nine months ended September 30, 2016 and 2015, rent expense was $1.4 million and $1.2 million, respectively.

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

In June 2015, July 2015 and September 2015, respectively, the U.S. Food and Drug Administration, or FDA, accepted our Investigational New Drug, or IND, applications for BLU-554 for the treatment of advanced HCC and cholangiocarcinoma, a rare form of cancer that affects the bile ducts, BLU-285 for the treatment of unresectable, treatment-resistant GIST and BLU-285 for the treatment of advanced SM. In June 2016, we amended the clinical trial protocol for BLU-554 to remove cholangiocarcinoma and expand the HCC cohort into three groups using central immunohistochemistry testing to stratify patients. We have initiated dose-escalation Phase 1 clinical trials for advanced HCC, unresectable, treatment-resistant GIST and advanced SM, and we are currently enrolling patients in each of these clinical trials. The dose escalation portion of each Phase 1 clinical trial is designed to enroll three patients in each cohort with the goal of establishing a maximum tolerated dose, or MTD, or a recommended dose if the MTD is not achieved. We plan to report preliminary data from our Phase 1 clinical trials for advanced HCC and unresectable, treatment-resistant GIST at the 28th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in Munich, Germany on November 29, 2016 and December 1, 2016, respectively. We plan to report preliminary data from our Phase 1 clinical trial for advanced SM at the 2016 American Society of Hematology Annual Meeting in San Diego, CA on December 4, 2016. For each Phase 1 clinical trial, we anticipate that this preliminary data will include safety, pharmacokinetics and pharmacodynamic measures across a range of dose levels and any initial assessments of clinical activity that may be available. In September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST and SM. In October 2016, the FDA granted fast track designation to BLU-285 for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy.

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

Leveraging our novel target discovery engine, we also have initiated efforts for a discovery program targeting protein kinase cAMP-activated catalytic subunit alpha fusions, or PRKACA fusions, for the treatment of fibrolamellar carcinoma, or FLC, a rare and distinct subtype of liver cancer that typically arises in young adults. Currently, there are no approved therapies for FLC, and surgery is the only available treatment option for some patients, but most patients inevitably progress. We estimate that more than 90% of patients with FLC harbor the PRKACA fusion, which is the only known recurrent genomic event in FLC and is considered to be the driver gene of the disease. In addition, we have identified predicted resistance mutations in the neurotrophic tyrosine receptor kinase, or NTRK, which is believed to be a driver of disease in a broad set of cancers, and are evaluating inhibitors of NTRK and predicted NTRK resistant mutants. We also have a rare genetic disease program that is the subject of our collaboration with Alexion Pharma Holding, or Alexion. In the first half of 2016, we began two of the cancer immunotherapy programs that are the subject of our collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we collectively refer to as Roche, and we expect to begin a third program under the Roche collaboration in 2016.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our platform including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing drug substance and drug product material for use in pre‑clinical studies and clinical trials, conducting pre‑clinical studies, including GLP toxicology studies and commencing clinical development activities. We do not have any drugs approved for sale and have not generated any revenue from drug sales.

In May 2015, we completed an initial public offering, or IPO, of our common stock, which resulted in the sale of 9,367,708 shares, including 1,221,874 shares sold by us pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering, at a price to the public of $18.00 per share. We received gross proceeds of $168.6 million before deducting underwriting discounts and commissions and offering costs paid by us. To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and, to a lesser extent, the research, development and commercialization agreement, or Alexion agreement, that we entered into in March 2015 with Alexion, the collaboration and license agreement, or Roche agreement, that we entered into in March 2016 with Roche and a debt financing. Through September 30, 2016, we have received an aggregate of $357.5 million from such transactions, including $168.6 million in gross proceeds from our IPO, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net loss was $51.2 million and $37.2 million for the nine months ended September 30, 2016 and 2015, respectively, $52.8 million for the year ended December 31, 2015, $40.3 million for the year ended December 31, 2014 and $20.9 million for the year ended December 31, 2013. As of September 30, 2016, we had an accumulated deficit of $186.2 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

•	continue the planned clinical development activities for our lead drug candidates, BLU-285 and BLU-554;
•	continue IND-enabling activities and commence the planned clinical development activities for BLU-667;

•	continue to produce drug substance and drug product material for use in pre-clinical studies and clinical trials;
•	continue to discover, validate and develop additional drug candidates;
•	conduct research and development activities under our collaborations with Alexion and Roche;
•

conduct development and commercialization activities for companion diagnostics, including our companion diagnostic with Ventana Medical Systems, Inc., or Ventana, for BLU-554 and our companion diagnostic with QIAGEN Manchester Limited, or Qiagen, for BLU-285;

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

Alexion is responsible for funding 100% of our research and development costs incurred under the research plan, including pass-through costs and a negotiated yearly rate per full-time equivalent for our employees’ time and their associated overhead expenses. We received a $15.0 million non-refundable upfront payment in March 2015 upon execution of the Alexion agreement and are eligible to receive over $250.0 million in payments upon the successful achievement of pre-specified pre-clinical, clinical, regulatory and commercial milestones as follows: (i) up to $6.0 million in pre-clinical milestone payments for the first licensed product, (ii) up to $83.0 million and $61.5 million in development milestone payments for the first and second licensed products, respectively, and (iii) up to $51.0 million in commercial milestone payments for each of the first and second licensed products. We have recognized and received an aggregate of $3.75 million in milestone payments from Alexion through September 30, 2016. Alexion will pay us tiered royalties, ranging from mid-single to low-double digit percentages, on a country-by-country and licensed-product-by-licensed-product basis, on worldwide net product sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of such licensed product in such country and ending on the later of (i) the expiration of the last-to-expire valid claim of specified patents covering such licensed product, (ii) the expiration of the applicable regulatory exclusivity period, and (iii) 10 or 15 years from specified commercial sales.

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

During the three months ended September 30, 2016, we recognized revenue under the Alexion agreement of $4.8 million, which represents $3.5 million of reimbursable research and development costs, a $1.0 million milestone payment which was recognized upon achievement, as well as a portion of the $15.0 million upfront payment and the $1.75 million non-substantive milestone payment previously received. During the nine months ended September 30, 2016, we recognized revenue under the Alexion agreement of $17.0 million, which represents $11.0 million of reimbursable research and development costs, $1.75 million of milestone payments which were recognized upon achievement, as well as a portion of the $15.0 million upfront payment and the $1.75 million non-substantive milestone payment previously received.  During the nine months ended September 30, 2016, we received $10.7 million related to reimbursable research and development costs under the Alexion agreement. As of September 30, 2016, we have recorded unbilled accounts receivable of $3.5 million related to reimbursable research and development costs under the Alexion agreement for activities performed during the third quarter of 2016.

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

During the three and nine months ended September 30, 2016, we recognized revenue under the Roche agreement of $1.4 million and $3.0 million, respectively, which represents a portion of the $45.0 million upfront payment.

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

Subject to the terms of the Ventana agreement, we will pay Ventana an aggregate amount of up to approximately $12.3 million over the term of the development program for the companion diagnostic test for BLU-554. In addition, we will reimburse Ventana for certain pass-through costs and will be obligated to pay Ventana up to an additional $2.0 million if we elect to have Ventana perform additional optional validation studies specified in the Ventana agreement. These amounts are subject to adjustment if the parties determine that changes in the scope of the development program are required. In addition, Ventana will retain all proceeds from the commercialization of the companion diagnostic test.

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

Qiagen

In August 2016, we entered into a master collaboration agreement and a project schedule, which we refer to collectively as the Qiagen agreement, with Qiagen. Pursuant to the Qiagen agreement, Qiagen has agreed to develop and commercialize an assay as a companion diagnostic test to identify GIST patients with the PDGFRα D842V mutation for use with BLU-285, one of our lead drug candidates.

Under the Qiagen agreement, Qiagen is responsible for developing, and obtaining and maintaining regulatory approvals for, the companion diagnostic test in the United States, the European Union, Canada and such other countries as the parties may mutually agree. In addition, Qiagen has agreed to use commercially reasonable efforts to manufacture the companion diagnostic test and to make the companion diagnostic test commercially available in the United States, the major European markets, Canada and such other countries as the parties may mutually agree. Under the Qiagen agreement, Qiagen has agreed to undertake specified actions to minimize the risk of an inability of supply occurring for the manufacture of the companion diagnostic test, and if Qiagen elects not to commercialize the companion diagnostic test itself in any country, Qiagen has agreed to procure alternative distribution channels or otherwise supply the companion diagnostic test to us in such quantities and upon commercially reasonable terms as necessary in order to enable us to market BLU-285 for GIST patients with the PDGFRα D842V mutation in combination with the companion diagnostic test. Qiagen remains free to develop its companion diagnostic tests for use with a third party’s therapeutic products, and we remain free to engage a third party to develop other companion diagnostic tests for use with BLU-285 and any of our other drug candidates.

Subject to the terms of the Qiagen agreement and upon achievement of specified technical and development milestones, we will pay Qiagen an aggregate amount of up to approximately $6.1 million over the term of the development program for the companion diagnostic test for BLU-285. In addition, we will reimburse Qiagen for certain pass-through costs. These amounts are subject to adjustment if the parties determine that changes in the scope of the development program are required. In addition, Qiagen will retain all proceeds from the commercialization of the companion diagnostic test.

The Qiagen agreement expires on the later to occur of (i) the fifth anniversary of the Qiagen agreement and (ii) the term of any project schedule executed under the Qiagen agreement. We may terminate the Qiagen agreement or a project schedule (i) upon 30 days’ prior written notice to Qiagen if such termination is due to our cessation of further development of BLU-285 or any other drug candidate covered by a project schedule executed under the Qiagen agreement and (ii) for convenience upon 120 day’s prior written notice to Qiagen. Either party may terminate the Qiagen agreement or any project schedule executed under the Qiagen agreement, as applicable, upon a material breach of the other party that is not cured within 30 days after written notice of such breach or immediately upon the bankruptcy or insolvency of the other party. In the event of a termination of the Qiagen agreement by us, we will be obligated to pay Qiagen wind-down and other costs and final payments.

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

A significant portion of our research and development expenses have been external expenses, which we track on a program‑by‑program basis following nomination as a development candidate. Our internal research and development expenses are primarily personnel‑related expenses, including stock-based compensation expense. We do not track our internal research and development expenses on a program‑by‑program basis as they are deployed across multiple projects under development. The following table summarizes our external research and development expenses by program for the three and nine months ended September 30, 2016 and 2015. Pre‑development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
BLU-285 external expenses	$2,268	$1,670	$6,684	$4,324
BLU-554 external expenses	2,567	1,768	7,670	3,934
BLU-667 external expenses	1,082	—	5,435	—
Other development candidate expenses	4	—	121	—
Pre-development candidate expenses and unallocated expenses	7,673	5,144	23,695	14,715
Internal research and development expenses	4,556	3,099	13,453	9,184
Total research and development expenses	$18,150	$11,681	$57,058	$32,157

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring and program management expenses. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our collaborations with Alexion and Roche and development activities for companion diagnostics, including our companion diagnostics with Ventana and Qiagen.

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

We expect that our general and administrative expenses will increase in the future to support continued research and development activities, including as we continue our existing clinical trials and initiate additional clinical trials. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, among other expenses. We have incurred and will continue to incur additional costs associated with operating as a public company.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,
	2016	2015	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$6,160	$3,426	$2,734	80%
Operating expenses:
Research and development	18,150	11,681	6,469	55
General and administrative	4,893	4,222	671	16
Total operating expenses	23,043	15,903	7,140	45
Other income (expense):
Other income, net	158	6	152	2,533
Interest expense	(109)	(171)	62	36
Total other income (expense)	49	(165)	214	130
Net loss	$(16,834)	$(12,642)	$(4,192)	(33)%

Collaboration Revenue

Collaboration revenue increased by $2.7 million from $3.4 million for the three months ended September 30, 2015 to $6.2 million for the three months ended September 30, 2016. Collaboration revenue for the three months ended September 30, 2016 was related to the Alexion agreement and Roche agreement. Collaboration revenue under the Alexion agreement began in March 2015 upon the execution of the Alexion agreement. We entered into the Roche agreement in March 2016 and recorded $1.4 million in collaboration revenue under the Roche agreement for the three months ended September 30, 2016.  The increase in collaboration revenue under the Alexion agreement of $1.3 million was primarily attributable to increased reimbursable research and development costs and a $1.0 million milestone payment recognized upon achievement during the three months ended September 30, 2016.

Research and Development Expense

Research and development expense increased by $6.5 million from $11.7 million for the three months ended September 30, 2015 to $18.2 million for the three months ended September 30, 2016. The increase in research and development expense was primarily attributable to the following:

•	approximately $2.0 million in increased expenses associated with clinical manufacturing activities;
•

approximately $1.6 million in increased personnel expense primarily due to a 37% increase in headcount, largely driven by growth in the clinical and non-clinical organizations as we advanced our lead drug candidates, BLU-285 and BLU-554, into clinical trials, including an increase in stock-based compensation expense;

•	approximately $1.2 million in increased expenses for external clinical activities as we advanced our lead drug candidates, BLU-285 and BLU-554, into clinical trials;
•	approximately $1.0 million in increased expenses associated with continuing to build our platform and advance our discovery pipeline, including costs related to the Alexion agreement; and
•	approximately $0.4 million in increased expenses associated with IND-enabling pre-clinical toxicology studies, primarily related to the Alexion agreement.

We expect that our research and development expense will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring and program management expenses. In addition, we expect that our research and development expense will increase in future periods as we incur additional costs in connection with our collaborations with Alexion and Roche and development activities for companion diagnostics, including our companion diagnostics with Ventana and Qiagen.

General and Administrative Expense

General and administrative expense increased by $0.7 million from $4.2 million for the three months ended September 30, 2015 to $4.9 million for the three months ended September 30, 2016. The increase in general and administrative expense was primarily attributable to increased personnel costs primarily due to an increase of 51% in general and administrative headcount to support our overall growth as a publicly traded company, including an increase in stock-based compensation expense.

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs in connection with being a public company.

Other Income (Expense), Net

Other income, net, increased by $0.2 million from less than $0.1 million of expense for the three months ended September 30, 2015 to $0.2 million of income for the three months ended September 30, 2016. The increase in other income, net, was primarily related to an increase in investment income during the three months ended September 30, 2016.

Interest Expense

Interest expense decreased by $0.1 million from $0.2 million for the three months ended September 30, 2015 to $0.1 million for the three months ended September 30, 2016. The decrease was primarily related to a decrease in the average outstanding principle balance for the three months ended September 30, 2016 under the loan and security agreement with Silicon Valley Bank. We expect that interest expense will continue to decrease in subsequent periods as the principal amount under the loan decreases.

Comparison of Nine months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,
	2016	2015	Dollar Change	% Change

	(in thousands)
Collaboration revenue	$20,081	$6,765	$13,316	197%
Operating expenses:
Research and development	57,058	32,157	24,901	77
General and administrative	14,227	10,832	3,395	31
Total operating expenses	71,285	42,989	28,296	66
Other income (expense):
Other income (expense), net	350	(435)	785	180
Interest expense	(378)	(535)	157	29
Total other income (expense)	(28)	(970)	942	97
Net loss	$(51,232)	$(37,194)	$(14,038)	(38)%

Collaboration Revenue

Collaboration revenue increased by $13.3 million from $6.8 million for the nine months ended September 30, 2015 to $20.1 million for the nine months ended September 30, 2016. Collaboration revenue for the nine months ended September 30, 2016 was related to the Alexion agreement and Roche agreement. Collaboration revenue under the Alexion agreement began in March 2015 upon the execution of the Alexion agreement. We entered into the Roche agreement in March 2016 and recorded $3.0 million in collaboration revenue under the Roche agreement for the nine months ended September 30, 2016.  The increase in collaboration revenue under the Alexion agreement of $10.3 million was primarily attributable to increased reimbursable research and development costs, increased recognition of portions of the $15.0 million upfront payment and $1.8 million milestone payment received from Alexion and $1.75 million of milestone payments recognized upon achievement during the nine months ended September 30, 2016.

Research and Development Expense

Research and development expense increased by $24.9 million from $32.2 million for the nine months ended September 30, 2015 to $57.1 million for the nine months ended September 30, 2016. The increase in research and development expense was primarily attributable to the following:

•	approximately $8.3 million in increased expenses associated with clinical manufacturing activities;
•	approximately $5.0 million in increased expenses for external clinical activities as we advanced our lead drug candidates, BLU-285 and BLU-554, into clinical trials;
•

approximately $4.8 million in increased personnel expense primarily due to a 22% increase in headcount, largely driven by growth in the clinical and non-clinical organizations as we advanced our lead drug candidates, BLU-285 and BLU-554, into clinical trials, including an increase in stock-based compensation expense;

•

approximately $4.3 million in increased expenses associated with continuing to build our platform and advance our discovery pipeline, including costs associated with development of BLU-667 and costs related to the Alexion agreement; and

•	approximately $1.7 million in increased expenses associated with IND-enabling pre-clinical toxicology studies, primarily related to BLU-667 and the Alexion agreement.

General and Administrative Expense

General and administrative expense increased by $3.4 million from $10.8 million for the nine months ended September 30, 2015 to $14.2 million for the nine months ended September 30, 2016. The increase in general and administrative expense was primarily attributable to the following:

•

approximately $1.8 million in increased personnel costs primarily due to an increase of 51% in general and administrative headcount to support our overall growth as a publicly traded company, including  an increase in stock-based compensation expense; and

•	approximately $1.1 million in increased professional fees, including external legal fees, insurance premiums and market research costs.

Other Income (Expense), Net

Other income (expense), net, increased by $0.8 million from $0.4 million of expense for the nine months ended September 30, 2015 to $0.4 million of income for the nine months ended September 30, 2016. The increase in other income (expense), net, was primarily related to the impact of the re‑measurement associated with the change in the fair value of the convertible preferred stock warrant liability included in the prior year and no longer applicable following the conversion of preferred stock to common stock as a result of the IPO.  Also contributing to the increase in other income was the increase in investment income during the nine months ended September 30, 2016.

Interest Expense

Interest expense decreased by $0.1 million from $0.5 million for the nine months ended September 30, 2015 to $0.4 million for the nine months ended September 30, 2016. The decrease was primarily related to a decrease in the average outstanding principle balance for the nine months ended September 30, 2016 under the loan and security agreement with Silicon Valley Bank.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and, to a lesser extent, the Alexion agreement, the Roche agreement and a debt financing. Through September 30, 2016, we have received an aggregate of $357.5 million from such transactions, including $168.6 million in gross proceeds from our IPO, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing.

As of September 30, 2016, we had cash, cash equivalents and investments of $152.5 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Net cash used in operating activities	$(5,716)	$(18,630)
Net cash used in investing activities	(80,535)	(2,395)
Net cash (used in) provided by financing activities	(2,053)	153,565
Net (decrease) increase in cash and cash equivalents	$(88,304)	$132,540

Operating Activities. Net cash used by operating activities was $5.7 million during the nine months ended September 30, 2016 compared to $18.6 million during the nine months ended September 30, 2015. The decrease in cash used in operating activities was primarily due to changes in deferred revenue related to the timing and amount of upfront payments from Alexion and Roche, partially offset by an increase in net loss of $14.0 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.  In the nine months ended September 30, 2016, we received a $45.0 million upfront payment from Roche, and in the nine months ended September 30, 2015, we received a $15.0 million upfront payment from Alexion.

Investing Activities. Net cash used in investing activities was $80.5 million during the nine months ended September 30, 2016 compared to net cash used in investing activities of $2.4 million during the nine months ended September 30, 2015. Net cash used in investing activities for the nine months ended September 30, 2016 consisted primarily of purchases and maturities of investments. We classify these investments as available-for-sale and record them at fair value in the accompanying condensed consolidated balance sheets. Net cash used in investing activities for the nine months ended September 30, 2015 consisted of a security deposit payment for our new office lease agreement and purchases of property and equipment.

Financing Activities. Net cash used in financing activities was $2.1 million during the nine months ended September 30, 2016 compared to net cash provided by financing activities of $153.6 million during the nine months ended September 30, 2015. Net cash used in financing activities for the nine months ended September 30, 2016 was primarily due to principal payments under the loan and security agreement with Silicon Valley Bank. Net cash provided by financing activities for the nine months ended September 30, 2015 was primarily due to net proceeds from the IPO after deducting underwriting discounts and commissions and offering costs paid by us.

Borrowings

In May 2013, we entered into the loan and security agreement with Silicon Valley Bank. Under the terms of the loan and security agreement, we borrowed $5.0 million. Loan advances accrue interest at a fixed rate of 2.0% above the prime rate. In November 2014, we amended the loan and security agreement and borrowed an additional $5.0 million. Each loan advance included an interest only payment period. During 2014, we paid principal payments of $0.7 million on the first $3.0 million of advances. During the year ended December 31, 2015, we paid principal payments of $1.8 million on the first $10.0 million of advances, and during the nine months ended September 30, 2016, we paid principal payments of $2.5 million on the first $10.0 million of advances. We are required to pay a fee of 4.0% of the total loan advances at the end of the term of the loan. There are no financial covenants associated with the loan and security agreement. As of September 30, 2016, we had $4.9 million in outstanding principal under the loan and security agreement.

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

As of September 30, 2016, we had cash,  cash equivalents and investments of $152.5 million. We expect that our existing cash, cash equivalents and investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early 2018. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, pre‑clinical development, laboratory testing and clinical trials for our drug candidates;
•	the costs of producing drug substance and drug product material for use in pre-clinical studies and clinical trials;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we obtain;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other drug candidates and technologies;
•	the costs of securing manufacturing arrangements for development activities and commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our drug candidates.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. At this time, we do not have any committed external source of funds outside of those to be earned in connection with our agreements with Alexion and Roche. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations

In March 2016, we entered into the Ventana agreement pursuant to which Ventana has agreed to develop and commercialize the companion diagnostic for BLU-554 that we expect to use to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression. Subject to the terms of the Ventana agreement, we will pay Ventana an aggregate amount of up to approximately $12.3 million over the term of the development program for the companion diagnostic test for BLU-554 plus pass-through costs and certain other specified amounts. See “—Collaborations and Partnerships—Ventana” above for additional information on the Ventana agreement.

In August 2016, we entered into the Qiagen agreement pursuant to which Qiagen has agreed to develop and commercialize the companion diagnostic for BLU-285 that we expect to use to identify GIST patients with the PDGFRα D842V mutation. Subject to the terms of the Qiagen agreement and upon achievement of specified technical and development milestones, we will pay QIAGEN an aggregate amount of up to approximately $6.1 million over the term of the development program for the companion diagnostic test for BLU-285 plus pass-through costs. These amounts are subject to adjustment if the parties determine that changes in the scope of the development program are required. See “—Collaborations and Partnerships—Qiagen” above for additional information on the Qiagen agreement.

As of September 30, 2016, there have been no other material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016, we had cash, cash equivalents and investments of $152.5 million, consisting primarily of money market funds and investments in U.S. treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2016 and December 31, 2015, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2016 and 2015.

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

Our management, with the participation of our Chief Executive Officer and Vice President of Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based upon such evaluation, our Chief Executive Officer and Vice President of Finance have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company with a limited operating history on which investors can base an investment decision. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in April 2011. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates and undertaking pre-clinical studies and commencing Phase 1 clinical trials for our most advanced drug candidates, BLU-285 and BLU-554.

In June 2015, July 2015 and September 2015, respectively, the U.S. Food and Drug Administration, or FDA, accepted our Investigational New Drug, or IND, applications for BLU-554 for the treatment of advanced hepatocellular carcinoma, or HCC, and cholangiocarcinoma, BLU-285 for the treatment of unresectable, treatment-resistant gastrointestinal stromal tumor, or GIST, and BLU-285 for the treatment of advanced systemic mastocytosis, or SM. In June 2016, we amended the clinical trial protocol for BLU-554 to remove cholangiocarcinoma and expand the HCC cohort into three groups using central immunohistochemistry testing to stratify patients. We have initiated dose-escalation Phase 1 clinical trials for advanced HCC, unresectable, treatment-resistant GIST and advanced SM, and we are currently enrolling patients in each of these clinical trials. In September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST and SM. In October 2016, the FDA granted fast track designation to BLU-285 for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our drug candidates.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, novel target discovery engine and initial drug candidates. In May 2015, we completed an initial public offering, or IPO, of our common stock, which resulted in the sale of 9,367,708 shares, including 1,221,874 shares sold by us pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering,  at a price to the public of $18.00 per share, resulting in gross proceeds of $168.6 million before deducting underwriting discounts and commissions and offering costs paid by us. To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and, to a lesser extent, the research, development and commercialization agreement, or Alexion agreement, that we entered into in March 2015 with Alexion Pharma Holding, or Alexion, the collaboration and license agreement, or Roche agreement, that we entered into in March 2016 with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, and a debt financing. Through September 30, 2016, we have received an aggregate of $357.5 million from such transactions, including $168.6 million in gross proceeds from our IPO, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing. As of September 30, 2016, we had cash, cash equivalents and investments of $152.5 million.

We have incurred net losses in each year since our inception, and as of September 30, 2016, we had an accumulated deficit of $186.2 million. Our net loss was $51.2 million for the nine months ended September 30, 2016, $52.8 million for the year ended December 31, 2015, $40.3 million for the year ended December 31, 2014 and $20.9 million for the year ended December 31, 2013. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced‑manufacturing expenses. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

To date, we have not generated any revenue from our lead drug candidates, BLU‑285 and BLU‑554, and we do not know and do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, BLU‑285, BLU‑554 or one of our other drug candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	initiate and successfully complete clinical trials that meet their clinical endpoints;
•	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our drug candidates;
•	establish commercial manufacturing capabilities or make arrangements with third party manufacturers for clinical supply and commercial manufacturing;
•	commercialize our drug candidates, if approved, by developing a sales force or entering into additional collaborations with third parties; and
•	achieve market acceptance of our drug candidates in the medical community and with third‑party payors.

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

As of September 30, 2016, we had cash, cash equivalents and investments of $152.5 million. We expect that our existing cash, cash equivalents and investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early 2018. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
•	the costs of producing drug substance and drug product material for use in pre-clinical studies and clinical trials;
•	the scope, prioritization and number of our research and development programs;
•	the success of our collaborations with Alexion and Roche;
•

the success of our current or future companion diagnostic collaborations, including our companion diagnostic with Ventana Medical Systems, Inc., or Ventana, for BLU-554 and our companion diagnostic with QIAGEN Manchester Limited, or Qiagen, for BLU-285;

•	the costs, timing and outcome of regulatory review of our drug candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other drug candidates and technologies;
•	the costs of securing manufacturing arrangements for development activities and commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market our drug candidates.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Alexion and Roche, each of which is limited in scope and duration, and funds already borrowed under the loan and security agreement that we entered into with Silicon Valley Bank in May 2013. Pursuant to our registration statement on Form S-3 (File No. 333-211266), which was declared effective by the SEC on July 25, 2016, we may sell up to $250,000,000 in aggregate dollar amount of securities, including common stock, from time to time in one or more offerings. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We are very early in our development efforts with only two drug candidates,  BLU-285 and BLU-554, in clinical development. All of our other drug candidates are currently in pre-clinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our lead drug candidates, BLU‑285 and BLU‑554. Our ability to generate drug revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. In addition, our drug development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. For example, we have entered into an agreement with Ventana to develop and commercialize a companion diagnostic for BLU-554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression, and we have entered into an agreement with Qiagen to develop and commercialize a companion diagnostic for BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our lead drug candidates and other drug candidates will depend on several factors, including the following:

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

We have initiated dose-escalation Phase 1 clinical trials for BLU-285 for the treatment of unresectable, treatment-resistant GIST, BLU-554 for the treatment of advanced HCC and BLU-285 for the treatment of advanced SM.

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

We focus our research and product development on treatments for cancer and rare genetic diseases, including genomically defined cancer and diseases driven by abnormal kinase activation. Because the target patient populations for our drug candidates are relatively small, including our lead drug candidates BLU‑285 and BLU‑554, it may be difficult to successfully identify patients. We have entered into an agreement with Ventana to develop and commercialize a companion diagnostic for BLU-554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression, and we have entered into an agreement with Qiagen to develop and commercialize a companion diagnostic for BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation. We may engage third parties to develop companion diagnostics for use in some of our other current or future clinical trials. However, Ventana, Qiagen or other third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients for our clinical trials. Our inability to enroll a sufficient number of patients in our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we are unable to include patients with the driver of the disease, including the applicable genomic alteration for diseases in genomically defined patient populations, this could compromise our ability to seek participation in FDA’s expedited review and approval programs, including breakthrough therapy designation and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines. In addition, our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, prospects and ability to achieve or sustain profitability.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals both for our drug candidates and for the related companion diagnostics, we will not be able to commercialize, or will be delayed in commercializing, our drug candidates, and our ability to generate revenue will be materially impaired.

Our drug candidates and the related companion diagnostics, including the companion diagnostic that we are developing with Ventana for BLU-554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression and the companion diagnostic that we are developing with Qiagen for BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We may also need marketing approval for the related companion diagnostics, including the companion diagnostic for BLU-554 that we are developing with Ventana or the companion diagnostic for BLU-285 that we are developing with Qiagen. We have not received approval to market any of our drug candidates or related companion diagnostics from regulatory authorities in any jurisdiction and it is possible that none of our drug candidates or any drug candidates or related companion diagnostics we may seek to develop in the future will ever obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

In October 2016, the FDA granted fast track designation to BLU-285 for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. We may also seek fast track designation for some of our other drug candidates. If a drug is intended for the treatment of a serious or life‑threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received fast track designation for BLU-285 for treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy, or even if we receive fast track designation for our other drug candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

If we or our collaborators, including Ventana and Qiagen, are unable to successfully develop and commercialize companion diagnostics for our drug candidates, or experience significant delays in doing so we may not realize the full commercial potential of our drug candidates.

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostics. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into an agreement with Ventana to develop and commercialize a companion diagnostic for BLU-554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression, and we have entered into an agreement with Qiagen to develop and commercialize a companion diagnostic for BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation. However, we have not yet initiated development and commercialization of these companion diagnostics or companion diagnostics for any of our other programs. We have little experience in the development and commercialization of companion diagnostics and may not be successful in developing and commercializing appropriate companion diagnostics to pair with any of our drug candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing and commercializing companion diagnostics, we expect to rely on Ventana and Qiagen to design, manufacture, obtain regulatory approval for and commercialize the companion diagnostics for BLU-554 and BLU-285, respectively, and we expect to rely in whole or in part on other third parties to design, manufacture, obtain regulatory approval for and commercialize any other companion diagnostics for our drug candidates. We and our collaborators, including Ventana and Qiagen, may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic that we may seek to develop, our collaborators, including Ventana and Qiagen:

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

In addition, third party collaborators, including Ventana and Qiagen, may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our drug candidates, if approved. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our drug candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our drug candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our drug candidates.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our drug candidates, including BLU-285 and BLU-554, and our core technologies, including our novel target discovery engine and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patents and patent applications that relate to BLU-285 and BLU-554 as composition of matter. We also own applications relating to composition of matter for KIT Exon 17 inhibitors with different compound families, composition of matter for FGFR4 inhibitors with multiple compound families, composition of matter for inhibitors of the predicted RET resistant mutants, composition of matter for inhibitors of predicted NTRK resistant mutants, composition of matter for inhibitors of a rare genetic disease target, as well as methods of use for these novel compounds. The issued patent directed to BLU-554 composition of matter has a statutory expiration date in 2033, the issued patent directed to BLU-285 composition of matter has a statutory expiration date in 2034 and any patents issuing from our pending patent applications are projected to expire between 2034 and 2037.

As of October 31, 2016, we owned two issued U.S. patents, six pending U.S. patent applications, 28 pending foreign patent applications in a number of jurisdictions, including Australia, Argentina, Brazil, Bolivia, Canada, China, the European Union, Hong Kong, Israel, India, Iraq, Japan, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, South Korea, Taiwan, Uruguay and Venezuela, and two pending Patent Cooperation Treaty, or PCT, patent applications directed to our KIT program, including BLU-285. Any U.S. or ex-U.S. patents issuing from the pending applications covering BLU-285 will have a statutory expiration date of October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of October 31, 2016, we owned four issued U.S. patents, five pending U.S. patent applications and 45 foreign patent applications in a number of jurisdictions, including Argentina, Australia, Bolivia, Brazil, Canada, China, Egypt, the European Union, Hong Kong, Israel, India, Indonesia, Iraq, Japan, South Korea, Lebanon, Mexico New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, Taiwan, Thailand, Uruguay and Venezuela, directed to our FGFR4 program, including BLU-554. Any U.S. or ex-U.S. patent issuing from the pending applications covering BLU-554 will have a statutory expiration date of July 2033, December 2033, or October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of October 31, 2016, we owned one PCT application and five provisional U.S. patent applications directed to our RET program, which, if issued, will have statutory expiration dates of 2036 or 2037. As of October 31, 2016, we owned two U.S. patent applications, including one provisional U.S. patent application, two foreign patent applications in Argentina and Taiwan, and one PCT application directed to NTRK, which, if issued, will have statutory expiration dates of 2036. As of October 31, 2016, we owned two provisional U.S. patent applications directed to a rare genetic disease target which, if issued, will have a statutory expiration date of 2037.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of October 31, 2016, we owned four U.S. patent applications, four European Union patent applications and six pending PCT patent applications directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

The degree of patent protection we require to successfully commercialize our drug candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect BLU-285, BLU-554 or our other drug candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our drug candidates, including generic versions of such drugs.

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same methods or formulations or the same subject matter, in either case, that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.  For example, we are aware of a U.S. patent owned by a third party that has generic composition of matter claims that cover BLU-554. If the claims of this third party patent are asserted against us, we do not believe BLU-554 or our proposed activities related to BLU-554 would be found to infringe any valid claim of this patent. While we may decide to initiate proceedings to challenge the validity of this patent in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

Even if we acquire patent protection that we expect should enable us to maintain such competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents, which submissions may also be made prior to a patent’s issuance, precluding the granting of any of our pending patent applications. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others from whom we have obtained licenses to such rights. Competitors may claim that they invented the inventions claimed in our issued patents or patent applications prior to us, or may file patent applications before we do. Competitors may also claim that we are infringing on their patents and that we therefore cannot practice our technology as claimed under our patents, if issued. Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we generally require all of our employees, consultants and advisors and any other third parties who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

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

Even if they are unchallenged, our issued patents and our pending patents, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or drugs in a non-infringing manner. For example, a third party may develop a competitive drug that provides benefits similar to one or more of our drug candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our drug candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our drug candidates could be negatively affected, which would harm our business.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates and technology, including interference proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our drugs are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to kinase inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of a U.S. patent owned by a third party that has generic composition of matter claims that cover BLU-554. If the claims of this third party patent are asserted against us, we do not believe BLU-554 or our proposed activities related to BLU-554 would be found to infringe any valid claim of this patent. While we may decide to initiate proceedings to challenge the validity of this patent in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

We are highly dependent on the research and development, clinical, business development, financial and legal expertise of Jeffrey W. Albers, our President and Chief Executive Officer, Anthony L. Boral, our Chief Medical Officer,

Christoph Lengauer, our Chief Scientific Officer, Kathryn Haviland, our Chief Business Officer, Michael Landsittel, our Vice President of Finance, and Tracey McCain, our Chief Legal Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, other than Mr. Landsittel, each of our executive officers may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of October 31, 2016, we had 99 full‑time employees, and in connection with operating as a public company, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day‑to‑day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Our stock price has been and in the future may be subject to substantial volatility. In addition, the stock market in general, and NASDAQ listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $37.17 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The NASDAQ Global Select Market, through November 9, 2016. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

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

The holdings of our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, represent beneficial ownership, in the aggregate, of approximately 50% of our common stock, based on the number of shares of our common stock outstanding as of September 30, 2016. As a result, these stockholders, if they choose to act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, under the loan and security agreement with Silicon Valley Bank, we are currently restricted from paying cash dividends, and we expect these restrictions to continue in the future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

We received approximately $154.8 million in net proceeds after deducting underwriting discounts and commissions and offering costs paid by us. As of September 30, 2016, we estimate that we have used approximately $98.3 million of the net proceeds from the offering as follows: approximately $21.9 million of external costs to fund our Phase 1 clinical trials for BLU-285 and BLU-554; approximately $26.9 million of external costs for new and ongoing research activities; approximately $18.7 million of internal research and development costs; and approximately $30.8 million for working capital and other general corporate purposes. None of the offering expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, and we have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any such persons. There has been no material change in the planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on April 30, 2015 pursuant to Rule 424(b)(4) under the Securities Act. We have invested the unused proceeds from the offering in cash equivalents and investments in accordance with our investment policy.

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blueprint Medicines Corporation

Date: November 10, 2016	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Michael Landsittel
Michael Landsittel
Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Third Amendment to Collaboration and License Agreement, effective August 4, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant
10.2†*	Master Collaboration Agreement, dated August 22, 2016, between the Registrant and QIAGEN Manchester Limited, including Project Schedule #1, dated August 22, 2016
10.3#*	Employment Agreement, dated September 6, 2016, by and between the Registrant and Tracey L. McCain
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
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