Form 10-K
period 2016-12-31
Blueprint Medicines Corp
filed 2017-03-09
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑   No  ☐

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on the NASDAQ Global Select Market on such date, was approximately $428,041,604.

Number of shares of the registrant’s common stock, par value $0.001 per share, outstanding on February 28, 2017: 33,203,902

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our Phase 1 clinical trials for BLU-285, BLU-554 and BLU-667, and our research and development programs;

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

•

the development of companion diagnostic tests for our drug candidates, including our companion diagnostic test with Ventana Medical Systems, Inc. for BLU-554 and our companion diagnostic test with QIAGEN Manchester Limited for BLU-285;

•	our ability to maintain and establish collaborations;
•	our financial performance; and
•	developments relating to our competitors and our industry.

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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Part I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on improving the lives of patients with genomically defined diseases driven by abnormal kinase activation. Our approach is to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and to craft drug candidates that may provide significant and durable clinical responses for patients without adequate treatment options. This integrated biology and chemistry approach enables us to identify, characterize and design drug candidates to inhibit novel kinase targets that have been difficult to selectively inhibit. By focusing on diseases in genomically defined patient populations, we believe that we will have a more efficient development path with a greater likelihood of success. Leveraging our novel target discovery engine, we have developed a robust small molecule drug pipeline in cancer and a rare genetic disease.

Our most advanced drug candidates are BLU-285, BLU-554 and BLU-667. BLU-285 is an orally available, potent and highly selective inhibitor that targets KIT, including Exon 17 mutations, and targets PDGFRα, including the D842V mutation. These mutations abnormally activate receptor tyrosine kinases that are drivers of cancer and proliferative disorders, including gastrointestinal stromal tumors, or GIST, and systemic mastocytosis, or SM. We are currently evaluating BLU-285 in an ongoing Phase 1 clinical trial for defined subsets of patients with GIST and an ongoing Phase 1 clinical trial for advanced SM. GIST is a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract, or GI tract, and SM is a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure. BLU-554 is an orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. We are currently evaluating BLU-554 in an ongoing Phase 1 clinical trial in patients with advanced HCC. BLU-667 targets RET, a receptor tyrosine kinase that is abnormally activated by mutations or translocations, and RET resistant mutants that we predict will arise from treatment with first generation therapies. RET is a driver of disease in non-small cell lung cancer, or NSCLC, and cancers of the thyroid, including medullary thyroid carcinoma, or MTC, and our research suggests that RET may be a driver of disease in subsets of colon cancer, breast cancer and other cancers. In December 2016, the U.S. Food and Drug Administration, or FDA, approved our Investigational New Drug, or IND, application for BLU-667 for the treatment of NSCLC, thyroid cancer and other advanced solid tumors, and we expect to initiate a Phase 1 clinical trial for BLU-667 for the treatment of NSCLC, MTC and other advanced solid tumors in the first half of 2017. In September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST and SM. In addition, in October 2016, the FDA granted fast track designation to BLU-285 for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. We have worldwide development and commercialization rights to BLU-285, BLU-554 and BLU-667.

We also have initiated a discovery program targeting protein kinase cAMP-activated catalytic subunit alpha, or PRKACA, fusions for the treatment of fibrolamellar carcinoma, or FLC, a rare and distinct subtype of liver cancer that typically arises in young adults. PRKACA fusions are the only known recurrent genomic events in FLC and are considered to be the driver gene of the disease. Currently, there are no approved therapies for FLC, and surgery is the only available treatment option for some patients, but most patients inevitably progress. We will continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. We anticipate nominating at least one additional discovery program in 2017.

In addition to our wholly-owned clinical and pre-clinical programs, we have leveraged our discovery platform to enter into collaboration programs with Alexion Pharma Holding, or Alexion, and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche. In March 2015, we entered into an agreement with Alexion to discover, develop and commercialize one or more drug candidates targeting an undisclosed rare genetic disease. In March 2016, we entered into an agreement with Roche to discover, develop and commercialize up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. We will continue to evaluate additional collaborations that could maximize the value for our programs and allow us to leverage the expertise of strategic collaborators. We are also focused on engaging in collaborations to capitalize on our discovery platform outside of our primary strategic focus area of cancer.

Approved kinase drugs, such as imatinib, have demonstrated significant benefit to patients, and small molecule kinase drugs achieved over $22 billion in 2016 sales. Despite this success, there is room for further improvement in kinase drug discovery and development. Many of the approved drugs are multi‑kinase inhibitors that are not selective for disease drivers. This results in off‑target toxicities that limit dose levels and target inhibition, thereby reducing efficacy. Further, patients who initially respond to a targeted kinase treatment often relapse due to the development of resistance mutations. As of December 31, 2016, kinase drugs approved by the FDA are only directed at less than five percent of the 518 kinases that constitute the kinome. For many of the known kinases, there is a strong link between genomic alterations in a kinase and disease, including specific forms of cancer and rare genetic diseases. However, the function of the majority of the kinome is still unknown. Taken together, this represents a substantial opportunity for developing novel and transformative drugs for cancer, rare genetic diseases and other disease areas, including cancer immunotherapy.

To capitalize on the kinase opportunity, we built a discovery platform that integrates a novel target discovery engine and a proprietary compound library. Our novel target discovery engine combines our expertise in genomics, bioinformatics, and cell and structural biology to provide new insights into the biology of kinases as drivers of disease. To develop kinase drugs, we start by interrogating our proprietary compound library. Our library is a unique collection of novel small molecules rationally designed and developed entirely in‑house by Blueprint Medicines’ scientists as kinase inhibitors and enriched for drug‑like properties. We do not owe any royalties or other fees to any parties associated with our novel target discovery engine and our proprietary compound library, other than any royalties or other fees that may become payable to Roche under our cancer immunotherapy collaboration. Using this discovery platform, we have produced a drug pipeline of several promising drug candidates that target genomically defined patient subsets. We believe that our strategy will allow us to deliver transformative drugs to patients while building a fully-integrated biopharmaceutical company.

Our lead programs targeting KIT, including Exon 17 mutations, PDGFRα, including the D842V mutation, FGFR4 and RET provide strong evidence of the power of our proprietary compound library. These targets have been well characterized in the scientific literature as disease drivers, but they have been challenging to inhibit selectively with small molecules. In addition, our RET program provides evidence of the strength of our novel target discovery engine and proprietary compound library. Leveraging our expertise in structural and cell biology, we predicted future resistance mutations resulting from treatment with drugs with RET inhibitory activity and have crafted drug candidates that will be effective against RET and predicted RET resistant mutants.

Our Strategy

Our goal is to become a fully-integrated biopharmaceutical company capable of delivering transformative drugs to patients. The key tenets of our strategy include the following:

•

Rapidly advance our lead drug candidates, BLU‑285, BLU‑554 and BLU-667, through clinical development. We are currently enrolling patients in our ongoing Phase 1 clinical trials for BLU-285 for the treatment of PDGFRα-driven GIST and patients with relapsed or refractory KIT-driven GIST, which we collectively refer to as advanced GIST, BLU-285 for the treatment of advanced SM and BLU-554 for the treatment of advanced HCC. In the fourth quarter of 2016, we presented preliminary data for each of these clinical trials showing that BLU-285 achieved proof-of-concept in advanced GIST and advanced SM and that BLU-554 achieved proof-of-concept in advanced HCC. We also expect to initiate a Phase 1 clinical trial for BLU-667 for the treatment of NSCLC, MTC and other advanced solid tumors in the first half of 2017. For some of our drug candidates, in order to select patients most likely to respond to our therapies and rapidly confirm mechanistic and clinical proof of concept, we may seek to develop companion diagnostic tests. We may also seek to develop assays to measure target engagement and pathway modulation, which are confirmation that a drug binds to its intended protein target in vivo, and we may develop measures of early response. We expect these approaches may enable earlier determination of clinical activity, allow for clear decision points for the clinical and regulatory development of our drug candidates and, for any of our drug candidates that receive marketing approval, improve patient care by identifying patients who will benefit from the therapy. In addition, we plan to evaluate opportunities for accelerated clinical development and expedited regulatory review and approval for each of our drug candidates, including fast track designation, accelerated approval, priority review and breakthrough therapy designation. The FDA has granted fast track designation to BLU-285 for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. In addition, the FDA has granted orphan drug designation to BLU-285 for the treatment of GIST and SM and BLU-554 for the treatment of HCC.

•

Build a pipeline of kinase drugs for patients with genomically defined drivers of disease. We will continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. We anticipate nominating at least one additional discovery program in 2017.

•

Continuously invest in our proprietary discovery platform to ensure future growth. We plan to enhance our target discovery engine to enable new insights into known kinase biology and to identify new kinase drug targets. We are focused on uncovering the potential role of the “kinases of unknown biology,” or KUBs, which constitute the majority of the kinome. We have continued to expand our proprietary compound library to cover a significant portion of the kinome and anticipate that as part of our discovery efforts we will continue to increase the number of compound families that inhibit each kinase target.

•

Evaluate strategic collaborations to maximize the value of our programs and platform.  In addition to our wholly-owned clinical and pre-clinical programs, we have leveraged our discovery platform to enter into collaboration programs with Alexion for an undisclosed rare genetic disease and with Roche for up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. We will continue to evaluate additional collaborations that could maximize the value for our programs and allow us to leverage the expertise of strategic collaborators, including regional or global research, development, marketing or commercialization collaborations. We are also focused on engaging in collaborations to capitalize on our discovery platform outside of our primary strategic focus area of cancer.

•

Maintain Blueprint Medicines’ patient-focused and science-driven culture as we grow our business. We are focused on building an entrepreneurial organization that is patient‑focused and science‑driven and fosters a culture of creativity, innovation, hard work and an urgency for efficiently developing treatments to improve the lives of patients who have few, if any, treatment options. We plan to continue working closely with physicians and patient advocacy groups to better understand the impact that the diseases we are targeting have on patients and their families, as well as to rapidly identify and enroll patients most likely to respond to our drug candidates. As we grow, we intend to continue hiring the most qualified individuals in biology, chemistry, clinical development and business, who fit within our culture and incorporate our entrepreneurial spirit and passion for developing transformative drugs that have the potential to improve patients’ lives. We also intend to continue fostering an environment that encourages tight integration across disciplines to ensure a seamless flow of ideas and information exchange.

Our Focus — Highly Selective Kinase Drugs for Genomically Defined Diseases

Kinases are enzymes that function in many signaling pathways to regulate critical cellular functions. Kinase-dependent signaling networks are present in multiple different cell types, including muscle cells and cells of the immune system, and deregulation of these networks can lead to disease pathology. Abnormal activation of kinases has been shown to drive several key activities of cancer cells, including growth, survival, metabolism, cell motility and angiogenesis. Kinases may become abnormally activated through a number of mechanisms, including when: (1) a gene mutates creating a change in the resulting protein sequence; (2) chromosomes become rearranged creating a translocation or a fusion gene; or (3) excessive amounts of protein are created due to gene duplication or dysregulation leading to overexpression. There is a strong link between genomic alterations in kinases and disease, including specific forms of cancer and rare genetic diseases. Several kinases have been validated as oncogenes, which are genes that when altered can initiate and maintain cancer growth. Examples of oncogenes are ABL, EGFR, B‑RAF, ALK, BTK and JAK, among many others. Ongoing genomic analyses of tumor data sets continue to identify new roles for kinases as drivers of disease.

As of December 31, 2016, there were 34 FDA‑approved small molecule drugs that target less than five percent of the 518 kinases, of which all but two are indicated for cancer. Kinase inhibition continues to be a fruitful approach for cancer drug development. From 2012 to 2016, 16 of 48 FDA‑approved cancer drugs were kinase inhibitors.

Despite these successes, many opportunities remain in kinase drug discovery and development.

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

Our Approach and Platform

Our approach is to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and to craft drug candidates that provide significant and durable clinical responses to patients. This approach enables us to drug known kinase targets that have been difficult to inhibit selectively and also identify, characterize and design drug candidates to inhibit novel kinase targets. By focusing on diseases in genomically defined patient populations, we believe that we can quickly identify the patients most likely to respond, resulting in a more efficient development path with a greater likelihood of success.

Our approach is enabled by our drug discovery platform consisting of two pillars:

•	a proprietary, highly‑annotated library of novel compounds; and
•	a novel target discovery engine, which is a comprehensive process that interrogates kinase biology from many angles using genomics, structural biology and cell biology.

Our proprietary compound library is a unique collection of small molecules designed and developed entirely in‑house by Blueprint Medicines’ scientists as kinase inhibitors and enriched for drug‑like properties. We do not owe royalties or other fees to any parties associated with our novel target discovery engine and our proprietary compound library. This provides high‑quality compounds to start kinase drug discovery programs and to use in identifying new kinase targets. The compounds were designed as kinase inhibitors without specific targets in mind, a design strategy that yielded a diversity of novel chemical structures that provide access to unique chemical matter. Each compound has been extensively characterized for binding to over 450 kinases and disease‑relevant kinase mutants, and the majority of known kinases are targeted by at least one compound family. Thus, this “annotated” compound library provides high‑quality medicinal chemistry starting points that enable quick‑starts to drug discovery programs, avoiding the expense and time spent running high throughput screens. Notably, our proprietary compound library has yielded high quality chemical starting points for previously difficult‑to‑drug kinases. We have continued to expand our proprietary compound library to cover a significant portion of the kinome and anticipate that as part of our discovery efforts we will continue to increase the number of compound families that inhibit each kinase target.

We have established a novel target discovery engine, which was developed entirely in‑house, to provide new insights into the biology of kinases as drivers of disease and to identify new kinase drug targets. There are two aspects to the novel target discovery engine:

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

Our discovery platform has already yielded a robust pipeline. KIT mutations, including Exon 17 mutants, while known drivers of disease, historically, were not selectively drugged successfully. We developed BLU‑285 as a selective inhibitor of KIT, including Exon 17 mutations, an effort that our proprietary compound library facilitated. Aberrant signaling through FGFR4 is a known genomic driver in a subset of HCC patients. This kinase has been difficult to drug selectively due to the close homology of the FGFR family members. We developed BLU‑554 as a selective inhibitor of FGFR4 to address the unmet medical need in this genomically defined HCC patient population. In addition, for our RET program, we applied our resistance mutation prediction algorithm to identify mutant forms of RET that are resistant to multi‑kinase inhibitors with RET activity and utilized our proprietary compound library to develop BLU-667, a potent and selective inhibitor of RET and predicted RET resistant mutants with activity against both the wild‑type and mutant enzymes. Finally, we are currently using and will continue to use our tool compounds to explore the role of KUBs in human disease with the goal of identifying novel kinase targets.

Our Development Programs

We have leveraged our discovery platform to develop a robust drug pipeline of orally available, potent and selective small molecule kinase inhibitors that target genomic drivers in several cancers and a rare genetic disease. We currently own worldwide development and commercial rights to all of our pre-clinical and clinical programs other than any drug candidates being developed in our rare genetic disease program with Alexion and our cancer immunotherapy program with Roche. The following table summarizes our most advanced drug candidates as of February 28, 2017, each of which is described in further detail below.

Drug Candidate	Initial Diseases	Genomic Drivers	Stage of Development (1)	Commercial Rights
BLU‑285 (KIT inhibitor)	SM	KIT D816V mutation	Phase 1 enrolling	Blueprint Medicines
	GIST	D842V mutant PDGFRα	Phase 1 enrolling
	GIST	KIT mutations, including Exon 17 mutants	Phase 1 enrolling
BLU‑554 (FGFR4 inhibitor)	HCC	Aberrant FGFR4 signaling	Phase 1 enrolling	Blueprint Medicines
BLU-667 (RET inhibitor)	NSCLC, MTC and other advanced solid tumors	RET activating mutations, fusions and predicted resistant mutants	IND accepted	Blueprint Medicines
PRKACA (discovery program)	FLC	PRKACA fusions	Lead optimization	Blueprint Medicines
Rare genetic disease target	Rare genetic disease	Undisclosed	Undisclosed	Alexion
Cancer immunotherapy (up to five programs)	Oncology	Immunokinases	Undisclosed	Blueprint Medicines (2) Roche (3)

(1)All Phase 1 clinical trials are being conducted in advanced disease.

(2)Blueprint Medicines has U.S. commercialization rights for up to two programs.

(3)Roche has worldwide commercialization rights for up to three programs and ex-U.S. commercialization rights for up to two programs.

All of our current clinical programs target patient populations with genomically defined diseases. As we advance our drug candidates through clinical development, we will enrich our Phase 1 clinical trials by selecting patients most likely to respond to our drug candidates to confirm mechanistic and clinical proof of concept. We are working with a number of clinical advisors, with significant medical experience as oncologists and extensive drug development backgrounds. We have also entered into agreements with Ventana Medical Systems, Inc., or Ventana, to develop and commercialize a companion diagnostic test for BLU-554 that we expect to use to identify HCC patients with abberantly active FGFR4 signaling as indicated by FGF19 overexpression and QIAGEN Manchester Limited, or Qiagen, to develop and commercialize a companion diagnostic test for BLU-285 that we expect to use to identify GIST patients with the PDGFRα D842V mutation. We may collaborate with these or other third parties in the future to develop and commercialize additional companion diagnostic tests or to develop assays to measure target engagement, pathway modulation and early response.

The table below lists the initial diseases and genomic drivers targeted by BLU-285, BLU-554 and BLU-667, and for each of these diseases, the corresponding estimated number of patients in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan, or the Major Markets, the estimated frequency of the targeted genomic alteration and the estimated number of patients in the Major Markets with that genomic alteration.

Drug Candidate	Initial Diseases	Estimated Number of Patients (1)		Genomic Drivers	Estimated Frequency of Alteration (% of Patients)	Estimated Number of Patients with Alteration in Major Markets (1)
		United States	Total Major Markets
BLU‑285	SM	1,700 advanced SM (2) 6,500 indolent SM	4,400 advanced SM (2) 16,100 indolent SM	KIT D816V mutation	90-95%	4,100 advanced SM (2) 14,900 indolent SM
	GIST (3)	3,300 first line 3,000 second line 2,400 third line	8,700 first line 7,700 second line 5,000 third line	D842V mutant PDGFRα	5-6% of primary GIST	500 total
				Exon 17 mutant KIT	<1% first line 23% second line >90% third line	100 first line 1,800 second line 4,500 third line
BLU‑554	HCC (3)(4)	18,000 first line 7,300 second line	63,100 first line 26,500 second line	Aberrant FGFR4 signaling	Approximately 30%	18,900 first line 8,000 second line
BLU‑667	NSCLC (3)	153,900 first line 91,600 second line 37,400 third line	367,500 first line 214,200 second line 83,500 third line	RET fusions	1-2%	5,500 first line 3,200 second line 1,300 third line
	MTC (3)	480 total	990 total	RET mutations	60%	600 total

(1)	Based on estimated prevalence for SM patients and MTC patients and estimated incidence for GIST, HCC and NSCLC patients.
(2)	Estimate includes smoldering SM.
(3)	Estimate includes metastatic and unresectable patient populations.
(4)	The incidence of HCC outside of the Major Markets, including in China, South Korea, Taiwan and Singapore, represents an additional opportunity for BLU‑554.

KIT Inhibitor Program

Overview

BLU-285 is an orally available, potent and highly selective inhibitor that targets KIT, including Exon 17 mutations, and targets PDGFRα, including the D842V mutation, abnormally active receptor tyrosine kinases that are drivers of cancer and proliferative disorders. BLU‑285 is able to potently and selectively inhibit both KIT and PDGFRα with minimal inhibition of other kinases due to the high degree of structural similarity of the kinase domains of KIT and PDGFRα.

Kinome tree locations of KIT and PDGFRα illustrating close structural similarity between these kinases. Each branch of the dendogram represents an individual human kinase. Kinome illustration reproduced courtesy of CSTI (www.cellsignal.com). The foregoing website is maintained by CSTI, and Blueprint Medicines is not responsible for its content.

We are initially developing BLU‑285 for PDGFRα-driven GIST and patients with relapsed or refractory KIT-driven GIST, which we collectively refer to as advanced GIST, and for advanced SM. In July 2015 and September 2015, respectively, the FDA accepted our IND applications for BLU-285 for the treatment of advanced GIST and BLU-285 for the treatment of advanced SM. We are currently enrolling patients in ongoing Phase 1 clinical trials for each of these indications. Based on the preliminary safety and clinical activity data from our Phase 1 clinical trial for BLU-285 for advanced SM, we plan to evaluate options to expand the clinical development of BLU-285 in other KIT-driven diseases, including possible opportunities for the treatment of indolent SM, or ISM, and KIT-mutant acute myeloid leukemia, groups of patients in need of more effective treatments.

Systemic Mastocytosis (SM)

SM Disease Background

SM is a disorder of the mast cells, the key effector cells of allergic inflammation, which have several physiologic roles including wound healing, regulation of vascular and epithelial permeability and immune cell recruitment. The signature of SM is the overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs. In advanced forms of SM, abnormal mast cells may also accumulate in the liver, spleen, gastrointestinal tract and bones. Mast cell activation and histamine release can lead to severe allergic symptoms ranging from a skin rash to hives, fever and anaphylaxis, while mast cell accumulation in advanced cases of SM can eventually lead to organ dysfunction and failure.

Patients with SM are usually diagnosed in adulthood. The diagnosis involves a complex diagnostic algorithm that begins with confirmation of SM and subsequently categorizes patients into indolent or advanced subtypes of disease, a classification that has prognostic significance as shown below. Patients with ISM have a normal life expectancy. The primary burden of disease for ISM patients is the range of often unpredictable and debilitating allergic symptoms due to mast cell activation. Advanced SM includes three subsets with increasingly severe impact on life expectancy: aggressive SM, or ASM, advanced SM with an associated hematologic neoplasm, SM-AHN, and mast cell leukemia, or MCL. These advanced forms of SM have a median overall survival of three to five years and are characterized by prominent organopathy and dysfunction, as well as symptoms of mast cell activation. Smoldering SM, or SSM, is increasingly considered as a variant of advanced SM. While SSM is not known to affect life expectancy, it has a greater degree of bone marrow infiltration, myeloproliferation and/or presents with an enlarged liver and bears a greater risk of progression to ASM, SM-AHN or MCL.

Overall survival of SM patients. Republished with permission of the American Society of Hematology, from “How I treat patients with indolent and smoldering mastocytosis,” A. Pardanani, Blood, 121(16):3085 ‑ 3094 (2013); permission conveyed through Copyright Clearance Center, Inc. In the figure above, AHD refers to SM-AHN.

Population studies, including a population‑based epidemiology study that we sponsored, based on the Danish National Health Registry, estimate the incidence of all subtypes of SM from 0.5 to 1/100,000 new patients per year. This represents approximately 3,200 new patients diagnosed per year in the United States. Of all SM patients, ISM accounts for 50‑80% of patients, and advanced SM accounts for the remaining 20‑50% of patients.

The current treatment paradigm for SM varies by disease subtype. With the exception of imatinib, which does not address patients with the KIT D816V mutation, there are no approved therapies for SM, leaving approximately 90-95% of SM patients with limited or no treatment options. For patients with advanced forms of SM, treatments include interferon‑alpha or cytoreductive agents to reduce mast cell burden or treatments aimed at addressing the associated blood disorder. However, there are no disease‑modifying agents, and patients with advanced SM inevitably progress, with a three to five‑year overall survival prognosis. In the Major Markets, we estimate there are approximately 4,100 patients with advanced forms of SM, including SSM, who have the KIT D816V mutation.

For ISM, management is symptom‑directed and includes avoidance of triggers of mast cell activation (such as insect stings). Treatments for ISM include histamine blockers, cromolyn, epinephrine, and, in cases of refractory patients, cytoreductive agents. Within ISM, key opinion leaders see the greatest degree of unmet need for the fraction of patients who have a heavy symptom burden that current therapies fail to address. We plan to evaluate options to expand the clinical development of BLU-285 for the treatment of ISM. We estimate that there are approximately 16,100 ISM patients in the Major Markets.

KIT Driver Mutations in SM

In all subtypes of SM, the mast cells of approximately 90-95% of patients display a mutation at the D816V position in KIT that activates the kinase. KIT D816V status is routinely assessed as part of the workup in SM diagnosis.

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

We demonstrated significant anti‑tumor efficacy with BLU‑285 in a P815 mouse mastocytoma allograft model where tumor growth is driven by a KIT Exon 17 mutation. BLU‑285 administered orally for nine days resulted in robust and dose‑dependent growth inhibition of P815 tumors. At a dose of 30 mg/kg once daily, a well‑tolerated dose, BLU‑285 caused tumor regression. We observed a correlation between the concentration of BLU‑285 in mouse plasma and the level of phosphorylated KIT in the tumor, which is a measure of KIT signaling activity. At a dose of 30 mg/kg, the level of phosphorylated KIT was inhibited by greater than or equal to 90% over the 24 hour dosing period. This is an expected consequence of inhibiting KIT signaling. This correlation between BLU‑285 plasma concentration, the level of phosphorylated KIT protein and anti‑tumor efficacy supports the observation that the anti‑tumor response is due to inhibition of KIT signaling. The anti‑tumor efficacy of dasatinib, a multi‑kinase inhibitor with KIT D816V activity, which has been studied in clinical trials of SM patients, was also evaluated in this study. Dasatinib dosed twice daily, or BID, at 25 mg/kg, a dose that resulted in significant body weight loss in mice, had only a modest effect on tumor growth.

BLU‑285 elicits dose‑dependent tumor regression in a mouse mastocytoma allograft model of SM. In the figure above, QD means once a day, BID means twice a day and PO means orally.

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

Phase 1 Clinical Trial for BLU‑285 for the Treatment of Advanced SM

BLU-285 is currently being evaluated in the dose escalation stage of a Phase 1 clinical trial in patients with advanced SM, and enrollment is ongoing. In January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of SM.

In December 2016, we presented preliminary data from our ongoing Phase 1 clinical trial at the 2016 American Society of Hematology Annual Meeting. The data showed that BLU-285 was observed to be well-tolerated and achieved proof-of-concept in advanced SM. As of the data cutoff date of November 11, 2016, BLU-285 had been administered to 12 patients at three dose levels (30 mg, 60 mg and 100 mg once daily, or QD). The median age was 61.5 (ranging from 39 to 82), and the KIT D816V mutation has been confirmed in bone marrow or blood from 11 of the 12 patients. Ten of the 12 patients remained on the clinical trial as of the data cutoff date. Preliminary pharmacokinetic, or PK, analysis at all dose levels demonstrated relatively rapid absorption of BLU-285 and a mean half-life of over 19 hours, which supports QD dosing and is consistent with the initial data reported by us from the dose escalation stage of our Phase 1 clinical trial for BLU-285 in patients with advanced GIST.

Preliminary Safety Data. As of the data cutoff date of November 11, 2016, BLU-285 was observed to be well-tolerated at all doses. No patients discontinued treatment due to an adverse event, and no Grade 4 or worse treatment-related adverse events were reported. The majority of adverse events reported by investigators were Grade 1 or Grade 2, and adverse events that occurred in two or more patients included fatigue (four patients), anemia (three patients) and alkaline phosphatase elevation (three patients). All three cases of alkaline phosphatase elevation were Grade 3 but were asymptomatic and transient and occurred in the absence of transaminase or bilirubin elevations. In addition, the Grade 3 alkaline phosphatase elevations occurred in the three patients with the highest bone marrow mast cell burden at baseline, suggesting the transient alkaline phosphatase elevations may be consistent with a pharmacodynamic, or PD, effect of BLU-285 on mast cells in the bone. One of the three cases of alkaline phosphatase elevation was considered possibly treatment-related and defined as a dose-limiting toxicity at the 60 mg dose level. All three patients continued treatment with BLU-285 without a dose reduction.

Preliminary Clinical Activity Data. As of the data cutoff date of November 11, 2016, all 12 patients in the first three cohorts of the dose escalation stage of the clinical trial at doses ranging from 30 mg QD to 100 mg QD had completed at least two 28-day dosing cycles and were evaluated for signs of clinical activity.

•	Investigators observed decreases in bone marrow mast cell infiltrate, measured by bone marrow biopsy, in six of the eight patients who had a bone marrow biopsy after starting treatment with BLU-285.
•	Three of the six patients had a decrease of bone marrow mast infiltrate of more than 50% from baseline, including one patient with no residual mast cells in the bone marrow.
•	Based on measurements at a central laboratory, serum tryptase decreased in 10 of 12 patients. The serum tryptase decrease was greater than 50% in eight patients.
•	The allele burden of D816V mutant KIT decreased within the first two treatment cycles in five of six evaluable patients in circulating tumor DNA and bone marrow.
•	Rash improved in five patients with urticaria pigmentosa from baseline based on investigator assessments. Urticaria pigmentosa is an allergy-mediated rash common in SM patients.
•	Weight increased in 10 patients, and albumin increased in 11 patients, suggesting improvements in malabsorption.

•	Ten of 12 patients remained on treatment with BLU-285, and the duration of treatment ranged from one month to 8.1 months.

Clinical Development Plans. Our Phase 1 clinical trial for BLU-285 for the treatment of advanced SM is designed to evaluate the safety and tolerability of BLU-285 in multiple ascending doses in patients with advanced SM, including ASM, SM-AHN and MCL with the goal of establishing a maximum tolerated dose, or MTD, or a recommended dose if the MTD is not achieved. The MTD for BLU-285 has not yet been established in this clinical trial, and enrollment in the dose escalation stage is ongoing. All patients will be tested retrospectively for KIT D816V mutational status. Once the MTD is reached, or a recommended dose is established, we will evaluate whether to open expansion cohorts for specific subtypes of SM. Secondary objectives for this clinical trial include assessment of the PK profile of BLU-285, assessment of response rate by the International Working Group Myeloproliferative Neoplasms Research and Treatment criteria, or IWG-MRT criteria, changes in KIT D816V mutant allele fractions in bone marrow and circulating tumor DNA, and changes in patient reported outcomes. The Phase 1 clinical trial is designed to enroll approximately 60 patients, including approximately 25 patients during dose escalation and approximately 35 additional patients in expansion cohorts, at multiple sites in the United States and the European Union.

Based on the preliminary safety profile and clinical activity observed in this clinical trial, we plan to continue to enroll patients in the dose escalation stage of this Phase 1 clinical trial until an MTD is reached or a recommended dose is established. We plan to open enrollment in expansion cohorts to evaluate BLU-285 as a single agent in advanced SM once a recommended dose for further clinical evaluation has been determined or an MTD has been reached. We expect to initiate the expansion stage of this clinical trial in 2017 and plan to enroll approximately 35 patients with advanced SM in the expansion stage. In addition, based on the preliminary safety and clinical activity data, we plan to evaluate options to expand the clinical development of BLU-285 in other KIT-driven diseases, including possible opportunities for the treatment of indolent SM and KIT-mutant acute myeloid leukemia, groups of patients in need of more effective treatments.

As there is currently no validated patient reported outcomes tool for SM, we are collaborating with a health research outcomes group to develop a disease-specific patient reported outcome tool to measure changes in total symptom burden in patients with advanced SM. In addition, we are working with patient advocacy groups relevant to SM in order to:

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

Gastrointestinal Stromal Tumors (GIST)

GIST Disease Background

GIST is a rare disease that is a sarcoma of the GI tract. Tumors arise within cells in the wall of the GI tract and occur most often in the stomach or small intestine. Most patients are diagnosed between the ages of 50‑80 with diagnosis triggered by GI bleeding, incidental findings during surgery or imaging, or in rare cases acute presentation due to tumor rupture or GI obstruction. The standard workup at primary presentation includes pathologic confirmation and imaging to assess extent of disease.

The GIST treatment paradigm has advanced dramatically over the past 15 years. Patients diagnosed with localized disease undergo potentially curative tumor resection, while imatinib is given to high risk resected patients to prolong the time to recurrence. The advent of imatinib has improved the prognosis of patients with unresectable or metastatic disease to a 5‑year median overall survival. Unresectable or metastatic patients typically receive imatinib, followed by sunitinib and regorafenib as the disease progresses.

Patients with PDGFRα D842V‑driven GIST have great unmet medical need, as no approved medical therapies are effective. Progression can occur within as little as three months, and the median overall survival is 15 months for patients with advanced disease. The PDGFRα D842V mutation is found in 5‑6% of frontline unresectable or metastatic GIST patients. In the Major Markets, we estimate there are approximately 500 patients with PDGFRα D842V‑driven GIST.

For patients with KIT‑driven GIST, current medical therapies slow the course of disease but progression is inevitable in most cases. Up to 50% of patients treated with frontline imatinib relapse within approximately 18 months. Of the secondary resistance mutations that lead to relapse, mutations in KIT Exon 17 are not addressed by current therapies. KIT Exon 17 mutations are rare in treatment‑naïve patients (<1%); however selective pressure due to treatment with imatinib and sunitinib causes KIT Exon 17 mutations to emerge with increasing frequency (approximately 23% of second line imatinib‑resistant patients and more than 90% of third line imatinib/sunitinib resistant patients). These mutations confer resistance to current treatments. A therapy that effectively suppresses these mutants and that is potentially amenable to combinations with existing agents is needed. In the Major Markets, we estimate there are approximately 6,300 second line and third line patients with KIT-driven GIST. Finally, we believe frontline combinations with imatinib will have the potential to dramatically increase the duration of response. In the Major Markets, we estimate there are approximately 21,400 total patients with unresectable or metastatic GIST, including approximately 8,700 patients with unresectable or metastatic frontline GIST.

KIT and PDGFRα Driver Mutations in GIST

GIST is a tumor type that depends on continued signaling of a single, aberrantly active kinase. Most GISTs result from primary mutations in KIT or PDGFRα. Up to 80% of patients have KIT‑driven GIST. Imatinib effectively inhibits most of KIT primary mutations; however over time, secondary mutations occur elsewhere in the KIT gene that lead to kinase activation despite the presence of imatinib, thereby leading to disease progression. The most common mutation in the PDGFRα gene is D842V, found in approximately 5‑6% of frontline unresectable or metastatic GIST patients. There is currently no therapeutic option for patients with D842V mutant PDGFRα‑driven GIST. PDGFRα has a very similar active site structure to KIT, and the PDGFRα D842V mutation is homologous to KIT D816V. As in the case of KIT Exon 17 mutant receptors, PDGFRα D842V mutations confer ligand‑independent constitutive signaling of the mutant PDGFRα kinase.

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

We have demonstrated significant anti‑tumor efficacy with BLU‑285 in an imatinib-resistant patient‑derived xenograft model with a KIT Exon 17 resistance mutation, similar to what is found in relapsed/refractory KIT‑driven GIST as shown below. BLU‑285 administered orally for 25 days resulted in tumor regression at the two highest tested doses, which were well-tolerated.

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

Phase 1 Clinical Trial for BLU‑285 for Advanced GIST

BLU-285 is currently being evaluated in the dose expansion stage of a Phase 1 clinical trial in patients with advanced GIST, and enrollment is ongoing. In January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST. In October 2016, the FDA granted fast track designation to BLU-285 for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. We plan to seek regulatory guidance on potential pathways for expedited clinical development of BLU-285 for the treatment of advanced GIST.

In December 2016, we presented preliminary data from the dose escalation stage of this clinical trial in December 2016 at the 28th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics. The data showed that BLU-285 was observed to be well-tolerated and had achieved proof-of-concept in PDGFRα-driven GIST and KIT-driven GIST. As of the data cutoff date of November 1, 2016, BLU-285 had been administered to 36 patients at seven dose levels ranging from 30 mg QD to 400 mg QD, including 18 patients with PDGFRα-driven GIST and 18 patients with KIT-driven GIST. The median age was 61 (ranging from 41 to 77), and the median number of prior treatment regimens was 3.5 (ranging from zero to 12). Preliminary PK analysis at all dose levels demonstrated relatively rapid absorption of BLU-285 and a mean half-life of over 24 hours, which supports QD dosing.

Preliminary Safety Data. As of the data cutoff date of November 1, 2016, BLU-285 was observed to be well-tolerated at all doses. No dose-limiting toxicities or treatment-related Grade 4 or 5 adverse events were reported, and no patients discontinued treatment with BLU-285 due to treatment-related adverse events. The majority of adverse events reported by investigators were Grade 1 or 2. Across all grades, adverse events reported by investigators most commonly included nausea (42%), vomiting (33%), peripheral edema (31%), fatigue (28%) and constipation (22%). Investigators reported treatment-related Grade 3 adverse events in three patients: nausea and vomiting (one patient); anemia and intratumoral hemorrhage (one patient); and hypophosphatemia (one patient), a deficiency of phosphates in the blood.

Preliminary Clinical Activity Data. As of the data cutoff date of November 1, 2016, 28 patients in the first six cohorts of the dose escalation stage of the clinical trial at doses ranging from 30 mg QD to 300 mg QD had completed at least two 28-day dosing cycles and were evaluable for response assessment. Response assessments were based on CT and MRI imaging to measure clinical activity per Response Evaluation Criteria In Solid Tumors version 1.1, or RECIST.

•

In PDGFRα-driven GIST, investigators observed radiographic tumor reduction in 14 of 15 evaluable patients with six patients achieving a partial response, or PR, by RECIST (five confirmed, one unconfirmed). For a confirmed PR, the PR was maintained through two consecutive response assessments at least four weeks apart. For the unconfirmed PR, as of the data cutoff date, a second response assessment at least four weeks after the first response assessment was not available. Tumor reduction was observed at the first dose level in the PDGFRα-driven subgroup of advanced GIST.

•

In KIT-driven GIST, investigators observed radiographic tumor reduction in five of the 13 evaluable patients, including one who achieved a PR by RECIST (confirmed). At the higher dose levels (greater than or equal to 135 mg), four out of six patients had tumor reduction, including the patient with a PR, which we believe suggests increased clinical activity with increased dose. Tumor reduction was first observed at the fourth dose level in the KIT-driven subgroup of advanced GIST.

•

In addition, among all 36 patients administered BLU-285 for the treatment of advanced GIST, 27 patients remained on BLU-285, including all 18 patients with PDGFRα-driven GIST. For these 36 patients, the treatment duration ranged from 0.8 months to 12.3 months. Nine patients discontinued treatment with BLU-285 due to progressive disease.

Clinical Development Plans. Our Phase 1 clinical trial for BLU-285 for the treatment of advanced GIST is designed to evaluate the safety and tolerability of BLU-285 in multiple ascending doses with the goal of establishing an MTD or a recommended dose if the MTD is not achieved. All patients will be tested retrospectively for both KIT Exon 17 and PDGFRα D842 mutational status. An MTD for BLU-285 has been established at 400 mg QD in this clinical trial, and we have initiated enrollment in the dose expansion stage. In the expansion stage, we plan to enroll cohorts for patients who have received imatinib and at least one other KIT-directed tyrosine kinase inhibitor that selects for disease with the KIT Exon 17 mutation and for patients with disease carrying a PDGFRα D842 mutation. Additional primary objectives for the dose expansion stage include determining overall response rate, or ORR, by RECIST in GIST patients who have D842V mutant PDGFRα and determining ORR by RECIST in GIST patients that have progressed following treatment with imatinib and at least one other KIT-directed tyrosine kinase inhibitor and who are not known to have D842V mutant PDGFRα. Secondary objectives include characterizing the PK of BLU-285, assessing response rate by RECIST, anti-tumor activity by Choi criteria and allelic burden using circulating tumor DNA and comparing progression free survival, or PFS, for BLU-285 with PFS for each patient’s last prior anti-cancer therapy. The Phase 1 clinical trial is designed to enroll approximately 150 patients, including approximately 50 patients during dose escalation and approximately 100 additional patients in expansion cohorts, at multiple sites in the United States, European Union and Canada.

Based on the preliminary safety profile and clinical activity observed in this clinical trial, we have increased the cohort size in the expansion stage to evaluate the potential of BLU-285 as a single agent therapy in PDGFRα-driven GIST and KIT-driven GIST and to accelerate our evaluation of expanded development options for BLU-285 in GIST, including opportunities to move to earlier lines of therapy and possible combinations. In addition, in August 2016, we entered into an agreement with QIAGEN Manchester Limited to develop and commercialize an assay as a companion diagnostic test to identify GIST patients with the PDGFRα D842V mutation for use with BLU-285.

We are also working with patient advocacy groups relevant to GIST in order to:

•	raise awareness of our ongoing Phase 1 clinical trial;
•	identify and use existing patient registries to identify patients for rapid enrollment; and
•	incorporate the GIST patient perspective into our ongoing activities.

FGFR4 Inhibitor Program

Overview

BLU‑554 is an orally available, potent, selective and irreversible inhibitor of the kinase FGFR4. FGFR4 functions as a receptor whose aberrant activation is a driver of HCC. FGFR4 belongs to a family of highly homologous receptors, which include FGFR1‑4. BLU‑554 targets FGFR4, while sparing the other three FGFR paralogs, and demonstrates exquisite kinome selectivity. Pre‑clinical in vitro and in vivo efficacy data provides a strong rationale for the development of BLU‑554 for the subset of HCC patients whose tumors are driven by aberrant FGFR4 signaling. Based on a meta-analysis of publicly available HCC genomic datasets, we estimate that approximately 30% of patients with HCC have tumors with aberrantly activated FGFR4 signaling.

HCC Disease Background

Liver cancer is the second leading cause of cancer‑related deaths worldwide, and HCC accounts for most liver cancers. The highest incidence of HCC occurs in regions with endemic hepatitis B virus, or HBV, including Southeast Asia and sub‑Saharan Africa. In the United States, HCC is the fastest rising cause of cancer‑related death. Over the past two decades, the incidence of HCC has tripled while the five‑year survival rate has remained below 12%.

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

FGFR4 Signaling in the Liver

In the figure above, HBV means hepatitis B virus, HCV means hepatitis C virus, NASH means non-alcoholic steatohepatitis and KLB means Klotho‑β.

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

We have used our novel drug discovery platform to identify a potentially broader target responder population in addition to the FGF19‑amplified patient population. We estimate that approximately 25% of HCC tumors overexpress FGF19 without amplification. We have also demonstrated a significant anti‑tumor response with an FGFR4 inhibitor in an HCC patient‑derived xenograft model that overexpresses FGF19 in the absence of amplification. Some of these results were published in Cancer Discovery in 2015. Based on a meta-analysis of publicly available HCC genomic datasets, we estimate that approximately 30% of patients with HCC have tumors with aberrantly activated FGFR4 signaling.

The FGFR4 signaling pathway is a promising new driver for the development of molecularly targeted therapy in HCC. In the Major Markets, we estimate there are approximately 18,900 first line and approximately 8,000 second line HCC patients with aberrantly active FGFR4 signaling, as indicated by FGF19 overexpression.

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

We demonstrated significant anti-tumor efficacy with BLU‑554 in two in vivo HCC xenograft models where tumor growth is driven by FGFR4 signaling. BLU‑554 administered orally for 21 days resulted in robust and dose‑dependent growth inhibition of Hep3B tumors, an FGF19‑amplified model. At a dose of 100 mg/kg BID, a well‑tolerated dose, BLU‑554 induced complete remission in a subset of mice for at least 30 days after cessation of treatment. We observed a correlation between the concentration of BLU‑554 in mouse plasma and the level of expression of CYP7A1, a downstream biomarker, in the tumor. At the 100 mg/kg BID dose, significant induction of CYP7A1 expression was seen, which is an expected consequence of inhibiting FGFR4 signaling. This correlation between BLU‑554 plasma concentration, the level of induction of CYP7A1 expression and anti‑tumor efficacy supports that the observed anti‑tumor response is due to inhibition of FGFR4 signaling.

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

These findings, together with our estimate that, based on a meta-analysis of publicly available HCC genomic datasets, approximately 30% of patients with HCC have tumors with aberrantly activated FGFR4 signaling, provide critical information to identify a potential responder population and informed patient selection criteria in our Phase 1 clinical trial.

Phase 1 Clinical Trial for BLU-554 for the Treatment of Advanced HCC

BLU-554 is currently being evaluated in the dose expansion stage of a Phase 1 clinical trial in patients with advanced HCC, and enrollment is ongoing. In September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC.

In November 2016, we presented preliminary data from the dose escalation stage of this ongoing clinical trial at the 28th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics. The data showed that BLU-554 had achieved proof-of concept in this indication and an MTD had been established for BLU-554. As of the data cutoff date of November 7, 2016, BLU-554 had been administered to 25 patients in the dose escalation stage of the clinical trial at five dose levels (ranging from 140 mg QD to 900 mg QD), with the majority of patients having previously received sorafenib. Ten patients had confirmed tumor FGF19 overexpression using an investigational immunohistochemistry, or IHC, assay. PK data across all dose levels showed rapid oral absorption, a mean half-life of approximately 10 hours and exposure in the expected therapeutic range as predicted by HCC xenograft models in mice. PD data suggested that treatment with BLU-554 inhibited the FGFR4 pathway, as evidenced by effects on metabolic pathways downstream of FGFR4, with increases in the bile acid precursor C4, decreases in cholesterol and feedback upregulation of the ligand FGF19 in blood.

Preliminary Safety Data. As of the data cutoff date of November 7, 2016, the majority of adverse events reported by investigators were Grade 1 or 2 and most commonly included diarrhea (72%), nausea (44%), abdominal pain (40%), vomiting (40%), fatigue (36%), transaminase elevation (alanine aminotransferase, or ALT (32%) and aspartate aminotransferase, or AST (28%)) and decreased appetite (24%). Investigators reported Grade 3 or higher adverse events in 17 patients. Grade 3 or worse adverse events occurring in three or more patients included anemia, elevated transaminases (AST and ALT), abdominal pain and decreased lymphocytes. The MTD for BLU-554 was identified to be 600 mg QD. Two patients experienced dose-limiting toxicities at 900 mg (Grade 3 abdominal pain and Grade 3 fatigue). Only two patients discontinued treatment with BLU-554 due to treatment-related toxicities (Grade 4 increased AST and

Grade 3 hemorrhage). The case of Grade 3 hemorrhage occurred in a patient treated at 900 mg, which was above the MTD.

Preliminary Clinical Activity Data. As of the data cutoff date of November 7, 2016, 25 patients in the first five cohorts of the dose escalation stage of the clinical trial (at doses ranging from 140 mg QD to 900 mg QD) were evaluable for clinical activity.

•

Investigators observed one patient with a confirmed PR, who remained on the clinical trial for eight 28-day dosing cycles, and 12 patients with stable disease, including seven who had tumor reduction but did not reach the threshold for a PR.

•

Of 10 evaluable patients with FGF19 overexpression in their tumors, five had radiographic tumor reduction, including one patient with a confirmed PR. Seven of the 10 patients with FGF19 overexpression remained on the clinical trial as of the data cutoff date.

•

Among all 25 evaluable patients, seven patients remained on treatment as of the data cutoff date, with treatment duration ranging from 0.8 to 7.6 months. Eighteen patients discontinued treatment with BLU-554, including 15 patients due to disease progression, two patients due to treatment-related adverse events and one patient due to the investigator’s decision.

Clinical Development Plans. Our Phase 1 clinical trial for BLU-554 is designed to evaluate the safety and tolerability of BLU-554. Based on the observed mean half-life of approximately 10 hours for BLU-554 on a QD dosing schedule, we recently amended the protocol for this clinical trial to also explore a BID dosing schedule for BLU-554. For the QD dosing schedule, we have initiated enrollment of the biomarker-selected expansion cohorts for this clinical trial at the MTD of 600 mg QD. In the expansion stage for the QD dosing schedule, patients will be prospectively evaluated for tumor expression of FGF19 using an investigational IHC assay in three subsets with a range of tumors expressing FGF19. Two subsets of patients will be selected to have tumors that overexpress FGF19 (confirmed by the IHC assay), which is indicative of autocrine physiology where FGF19 is produced by the tumor cells in the liver. One of the patient subsets with tumors that overexpress FGF19 will have FGF19 gene amplification (confirmed by fluorescence in situ hybridization). The third subset of patients will be selected to have tumor FGF19 expression of less than 1% by the IHC assay, which is indicative of normal endocrine physiology, where FGF19 is produced by the intestines. For the BID dosing schedule, we plan to evaluate BLU-554 with BID dosing in multiple ascending doses with the goal of establishing an MTD for BID dosing or a recommended dose for BID dosing if the MTD for BID is not achieved. Once the MTD for BID dosing is reached, or a recommended dose for BID dosing is established, we will evaluate whether to open biomarker-selected expansion cohorts for a BID dosing schedule. Secondary objectives for this clinical trial include assessing overall response rate by RECIST criteria, the PK of BLU-554 and PD markers of BLU-554 activity. The Phase 1 clinical trial is designed to enroll approximately 130 patients, including approximately 40 patients during dose escalation for both QD and BID dosing schedules and approximately 90 additional patients in expansion cohorts for both QD and BID dosing schedules, at multiple sites in the United States, European Union and Asia.

Based on the preliminary data, we also plan to accelerate our evaluation of expanded development options for BLU-554 in HCC, including opportunities to move to earlier lines of therapy and possible combinations. In addition, in March 2015, we entered into an agreement with Ventana Medical Systems, Inc. to develop and commercialize an IHC assay as a companion diagnostic test for use with BLU-554 to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 protein overexpression.

RET Program

Overview

BLU-667 is an orally available, potent selective inhibitor of the kinase RET and predicted RET resistant mutants. RET is a receptor tyrosine kinase that activates multiple downstream pathways involved in cell proliferation and survival. RET can be activated by mutation or when a portion of the RET gene that encodes the kinase domain is joined to part of another gene creating a fusion gene that encodes an aberrantly activated RET fusion protein. RET activating mutations are implicated in MTC (approximately 60% of patients), and RET fusions are implicated in several cancers, including papillary thyroid carcinoma (approximately 10% of patients) and NSCLC (1‑2% of patients). Our genomics analyses on the landscape of kinase fusions, published in Nature Communications in 2014, identified RET fusions in breast and colon cancer patient samples (both <1% of patients), providing a therapeutic rationale for the use of RET inhibitors in multiple patient subpopulations.

The identification of RET fusions as drivers in some cancers prompted the use of approved multi‑kinase inhibitors with RET inhibitory activity to treat patients whose tumors express a RET fusion protein. However, we believe these drugs cannot be dosed at levels required to sufficiently inhibit RET due to toxicities that result from inhibition of the primary targets. Further, one of the greatest challenges in treating cancer is the ability of tumor cells to become resistant to therapy. Kinase reactivation via mutation is a common mechanism of resistance. We have predicted future resistance mutations of drugs with RET inhibitory activity and are collaborating with opinion leaders to understand patterns of emerging clinical resistance. Thus, there is a clear need for a selective RET inhibitor that targets both wild‑type RET fusions and their predicted RET resistant mutants. In the Major Markets, we estimate there are approximately 10,000 patients with RET-driven NSCLC and approximately 600 patients with RET-driven MTC.

BLU-667 Pre-Clinical Development in RET

We have conducted pre-clinical experiments to characterize the potency of BLU-667 in biochemical and cellular assays. BLU-667 potently inhibits the kinase activity of both wild‑type RET and predicted RET resistant mutants in vitro (IC50 of 0.4 nM and 0.3 nM, respectively). We have also assessed a panel of seven clinically‑approved multi‑kinase inhibitors with RET inhibitory activity in these assays. These compounds inhibit the kinase activity of the RET resistant mutant between 1 to >1000‑fold less potently than wild‑type RET. In cellular models driven by either a wild‑type RET fusion or resistant RET fusions, BLU-667 exhibited similar potent growth inhibitory activity in both cell lines (IC50 of 116.5 nM). In contrast, the multi‑kinase inhibitors exhibited between 1 to >100‑fold less growth inhibitory activity against the cell line driven by the mutant RET fusion as compared to the wild‑type RET fusion.

	Biochemical			Cellular
IC50(nM)	RET wt	RET Resistant Mutant	KDR/ VEGFR2	RET wt	RET Resistant Mutant
BLU-667	0.4	0.3	35	16.5	15.3
Vandetanib	4	3597	4	793	9228
Cabozantinib	11	162	2	341	5582
Regorafenib	12	70	14	186	2884
Sorafenib	5.6	91	20	260	2816
Ponatinib	0.6	4	2	10	267
Lenvatinib	1.5	430	4	115	13572
Sunitinib	2.7	1.6	85	734	892

Potency of BLU-667 against wild‑type RET and a predicted RET resistant mutant compared to a panel of clinically‑approved multi‑kinase inhibitors with RET inhibitory activity. The inhibitory potencies of BLU-667 and the multi‑kinase inhibitors against wild‑type RET, RET resistant mutant protein and KDR/VEGFR2 were evaluated in in vitro enzyme activity assays. The inhibitory potencies of these compounds were also evaluated in cell lines driven by either a wild‑type RET fusion or a mutant RET fusion.

We have demonstrated significant anti‑tumor efficacy with BLU-667 in both a wild‑type RET fusion allograft and a predicted RET resistant mutant allograft. Administration of our compound orally BID for 14 days in a wild‑type RET fusion allograft and for 14 days in a predicted RET resistant mutant allograft resulted in robust and dose‑dependent tumor growth inhibition. At a dose of 30 mg/kg BID, a well‑tolerated dose, the compound induced tumor regression in both models. The anti‑tumor efficacy of a multi‑kinase inhibitor with RET inhibitory activity that is being evaluated in the clinic for treatment of patients with RET fusion positive lung cancer (reference compound) was also evaluated in these models. This reference compound, dosed orally once daily at 60 mg/kg, a well‑tolerated dose, inhibited tumor growth in the wild‑type RET fusion allograft. At the same dose level in the RET resistant mutant allograft, this reference compound showed diminished inhibition of tumor growth.

BLU-667, a RET inhibitor, elicits dose dependent tumor growth inhibition in both a wild-type RET fusion allograft and a predicted RET resistant mutant allograft model. In the figure above, BID means twice a day, and QD means once a day.

Phase 1 Clinical Trial for BLU-667 for the Treatment of NSCLC, MTC and Other Advanced Solid Tumors

In December 2016, the FDA approved our IND application for BLU-667 for the treatment of NSCLC, thyroid cancer and other advanced solid tumors, and we expect to initiate a Phase 1 clinical trial for BLU-667 for the treatment of NSCLC, MTC and other advanced solid tumors in the first half of 2017.

Our Phase 1 clinical trial of BLU-667 in RET is designed to evaluate the safety and tolerability of BLU-667 in multiple ascending doses in patients with NSCLC, MTC and other advanced solid tumors with the goal of establishing an MTD or a recommended dose if the MTD is not achieved. Once the MTD is reached, or a recommended dose is established, we plan to open expansion cohorts for the following four patient groups: (1) NSCLC patients with a RET rearrangement who have undergone prior treatment with a tyrosine kinase inhibitor, or TKI, that inhibits RET; (2) NSCLC patients with a RET rearrangement who have never undergone treatment with a TKI that inhibits RET; (3) patients with MTC; and (4) patients with RET-altered solid tumors, other than NSCLC and MTC. Secondary objectives for this Phase 1 clinical trial include assessing the PK profile of BLU-667, assessing RET gene status in plasma and tumor tissue, characterizing the PD of BLU-667 and assessing response rate by RECIST. The Phase 1 clinical trial is designed to enroll approximately 115 patients, including approximately 35 patients during dose escalation and approximately 80 additional patients in expansion cohorts, at multiple sites in the United States and the European Union.

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

Alexion is responsible for funding 100% of our research and development costs incurred under the research plan, including pass-through costs and a negotiated yearly rate per full-time equivalent for our employees’ time and their associated overhead expenses. We received a $15.0 million non-refundable upfront payment in March 2015 upon execution of the Alexion agreement and are eligible to receive over $250.0 million in payments upon the successful achievement of pre-specified pre-clinical, clinical, regulatory and commercial milestones as follows: (i) up to $6.0 million in pre-clinical milestone payments for the first licensed product, (ii) up to $83.0 million and $61.5 million in development milestone payments for the first and second licensed products, respectively, and (iii) up to $51.0 million in commercial milestone payments for each of the first and second licensed products. We have recognized and received an aggregate of $3.8 million in milestone payments from Alexion through December 31, 2016. Alexion will pay us tiered royalties, ranging from mid-single to low-double digit percentages, on a country-by-country and licensed-product-by-licensed-product basis, on worldwide net product sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of such licensed product in such country and ending on the later of (i) the expiration of the last-to-expire valid claim of specified patents covering such licensed product, (ii) the expiration of the applicable regulatory exclusivity period, and (iii) 10 or 15 years from specified commercial sales.

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

Roche

In March 2016, we entered into the Roche agreement pursuant to which we and Roche have agreed to collaborate on the discovery, development and commercialization of up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. The parties initiated activities for three of the collaboration programs in 2016, and the parties have agreed to work together to use our novel target discovery engine and proprietary compound library to select targets for up to two additional collaboration programs.

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

We file patent applications directed to our drug candidates in an effort to establish intellectual property positions regarding these new chemical entities as well as uses of these new chemical entities in the treatment of diseases. We also file patent applications directed to novel fusions that we have discovered through our target discovery engine and the use of these fusions in diagnosing and treating disease. As of February 28, 2017, we owned seven issued U.S. patents, 20 pending U.S. patent applications, 7 pending U.S. provisional applications, 87 foreign patent applications pending in a number of jurisdictions, including Australia, Brazil, Canada, China, the European Union, Israel, India, Japan, South Korea, Mexico New Zealand, Russia, South Africa, one issued foreign patent, and six pending Patent Cooperation Treaty, or PCT, patent applications. Our pending patent applications pertain to our key research and development programs, specifically our KIT program, our FGFR4 program and our RET program; and our pipeline, specifically novel recurrent fusions. Our issued U.S. patents are projected to expire between 2033 and 2034, and any patents that may issue from our pending U.S. applications would be projected to expire between 2034 and 2037.

The intellectual property portfolios for our most advanced drug candidates as of February 28, 2017 are summarized below. Each of these portfolios is in its very early stages and, with respect to most of the pending patent applications covering our drug candidates, prosecution has just begun or is in progress. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below.

KIT

The intellectual property portfolio for our KIT program contains patent applications directed to compositions of matter for BLU‑285 and analogs, compositions of matter for KIT inhibitors with different compound families, as well as methods of use for these novel compounds. As of February 28, 2017, we owned three issued US patents, five pending U.S. patent applications, 28 pending foreign patent applications in a number of jurisdictions, including Argentina, Australia, Bolivia, Brazil, Canada, China, the European Union, Israel, India, Japan, South Korea, Mexico New Zealand, Pakistan, Russia, South Africa, Taiwan and Venezuela, and one pending PCT patent applications directed to our KIT program, including BLU-285. Any U.S. or ex-U.S. patents issuing from the pending applications covering BLU-285 will have a statutory expiration date of October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

FGFR4

The intellectual property portfolio for our FGFR4 program contains patent applications directed to compositions of matter for BLU‑554 and analogs, as well as compositions of matter for FGFR4 inhibitors with multiple compound families. The portfolio also includes patent applications directed to methods of use for the novel compounds as well as patent applications directed broadly to FGFR4 selective inhibitors. As of February 28, 2017, we owned four issued U.S. patents, three pending U.S. patent applications, two pending U.S. provisional applications, 44 foreign patent applications in a number of jurisdictions, including Australia, Brazil, Canada, China, the European Union, Israel, India, Japan, South Korea, Mexico New Zealand, Russia, South Africa, and one issued foreign patent directed to our FGFR4 program, including BLU-554. Any U.S. or ex-U.S. patent issuing from the pending applications covering BLU-554 will have a statutory expiration date of July 2033, December 2033, October 2034 or September 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

RET

The intellectual property portfolio for our RET program contains patent applications directed to compositions of matter for BLU-667 and analogs, compositions of matter for other inhibitors of predicted RET resistant mutants and methods of use for these novel compounds. As of February 28, 2017, we owned one pending U.S. patent application, two pending PCT applications, two pending foreign patent applications filed in Argentina and Taiwan, and three pending provisional U.S. patent applications directed to our RET program, which, if issued, will have statutory expiration dates of 2036 or 2037.

Platform

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of February 28, 2017, we owned nine pending U.S. patent applications, nine pending European Union patent applications and one pending PCT patent applications directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

With respect to the building of our proprietary compound library, we consider trade secrets and know‑how to be our primary intellectual property. Trade secrets and know‑how can be difficult to protect. In particular, we anticipate that with respect to our discovery platform, these trade secrets and know‑how will over time be disseminated within the industry through independent development and public presentations describing the methodology.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostic tests in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third‑party payors.

If our drug candidates are approved for the indications for which we are currently conducting or planning clinical trials, they will compete with the drugs discussed below and will likely compete with other drugs that are currently in development.

BLU‑285

We are initially developing BLU‑285, which is designed to target KIT, including Exon 17 mutations, for advanced SM and GIST patients, as well as for patients with GIST with the PDGFRα D842V mutation.

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

For GIST, the current approved standards of care for unresectable or metastatic patients are first‑line imatinib, followed by second‑line sunitinib upon imatinib progression, followed by third‑line regorafenib upon sunitinib progression. While these agents do not address patients with the KIT Exon 17 mutation or the PDGFRα D842V mutation, they may be competitor therapies if the recommended mutational status testing is not performed. If BLU‑285 receives marketing approval for this indication, it may also face competition from drug candidates in development, including by AROG Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc., a wholly‑owned subsidiary of Takeda Pharmaceutical Company Limited, Deciphera Pharmaceuticals, LLC, Kolltan Pharmaceuticals, Inc. and Plexxikon Inc., a wholly‑owned subsidiary of Daiichi Sankyo Company, Limited.

BLU‑554

The development of BLU‑554 will focus on a subset of patients with HCC with FGF19 overexpression. The only approved systemic medical therapy for HCC is sorafenib. In addition, there are potentially competitive drug candidates in development, including by AstraZeneca plc, Astellas Pharma, Inc., Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Incyte Corporation, Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd. and Xoma Ltd.

BLU‑667

The development of BLU‑667 will focus on patients with the kinase RET, RET fusions and predicted RET resistant mutants. There are no approved medical therapies for RET, but there are several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, ponatinib, sorafenib, sunitinib and vandetinib. In addition, there are potentially competitive drug candidates in development, including by Ignyta, Inc., Loxo Oncology, Inc. and Mirati Therapeutics.

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

Under the terms of our agreements related to the development and commercialization of companion diagnostic tests, Ventana is responsible for the commercialization of the companion diagnostic test for BLU-554 that we expect to use to identify HCC patients with abberantly active FGFR4 signaling as indicated by FGF19 overexpression, and Qiagen is responsible for the commercialization of the companion diagnostic test for BLU-285 that we expect to use to identify GIST patients with the PDGFRα D842V mutation.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for pre-clinical and clinical testing, as well as for commercial manufacture of any drugs that we may commercialize. To date, we have obtained active pharmaceutical ingredients, or API, and drug substance for BLU‑285, BLU‑554 and BLU-667 for our pre‑clinical and Phase 1 testing from one third‑party manufacturer and drug product from another third party manufacturer. We obtain our supplies from these manufacturers on a purchase order basis and do not have a long‑term supply arrangement in place. We do not currently have arrangements in place for redundant supply for API, drug product or drug substance. For all of our drug candidates, we intend to identify and qualify additional manufacturers to provide the API, drug product and drug substance prior to submission of a new drug application to the FDA and/or a marketing authorization application to the European Medicines Agency.

BLU‑285, BLU‑554 and BLU-667 are compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale‑up and does not require unusual equipment in the manufacturing process. We expect to continue developing drug candidates that can be produced cost‑effectively at contract manufacturing facilities.

Under the terms of our agreements related to the development and commercialization of companion diagnostic tests, we will rely on each of Ventana for the manufacture of the companion diagnostic test for BLU-554 that we expect to use to identify HCC patients with abberantly active FGFR4 signaling as indicated by FGF19 overexpression and Qiagen for the manufacture of the companion diagnostic test for BLU-285 that we expect to use to identify GIST patients with the PDGFRα D842V mutation. We generally expect to rely on third parties for the manufacture of any other companion diagnostic tests we may seek to develop.

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

The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable regulatory requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the regulatory authority’s refusal to approve pending applications, withdrawal of an approval, clinical holds, untitled or warning letters, voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, debarment, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. Our drug candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•

completion of extensive non-clinical tests, sometimes referred to as pre-clinical laboratory tests, pre-clinical animal studies and formulation studies performed in accordance with applicable regulations, including the FDA’s GLP regulations;

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

•	potential FDA audit of the pre-clinical study sites and/or clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

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

Clinical trials are generally conducted in three sequential phases that may overlap or be combined, known as Phase 1, Phase 2 and Phase 3 clinical trials. Phase 1 clinical trials for oncology indications generally involve a small number of disease-affected patients who are treated with the drug candidate in escalating dose cohorts. The primary purpose of these clinical trials is to determine the MTD, or a recommended dose if the MTD is not achieved, assess the PK profile, pharmacologic action, side effect tolerability and safety of the drug. Phase 1 clinical trials for oncology indications may also evaluate preliminary evidence of clinical activity. Phase 2 clinical trials typically involve studies in disease‑affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 clinical trials generally involve large numbers of patients at multiple sites, in multiple countries (from several hundred to several thousand subjects) and are designed to provide the data necessary to demonstrate the efficacy of the drug for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the drug and provide an adequate basis for drug approval. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a drug during marketing. Generally, two adequate and well‑controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fiscal year 2017 fee schedule, effective through September 30, 2017, the user fee for an application requiring clinical data, such as an NDA, is $2,038,100. PDUFA also imposes an annual product fee for human drugs ($97,750) and an annual establishment fee ($512,000) on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. In addition, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non‑orphan indication.

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

Pediatric Trials

Pursuant to FDASIA, a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within sixty days of an end‑of‑Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. Development program candidates designated as orphan drugs are exempt from the above requirements. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed‑upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre‑clinical studies, early phase clinical trials, and/or other clinical development programs.

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following drug approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration for controlled substances, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments. In the United States, sales, marketing and scientific/educational programs must also comply with state and federal fraud and abuse laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act. If drugs are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Drugs must meet applicable child‑resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical drugs is subject to additional requirements and regulations, including extensive record‑keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical drugs.

The failure to comply with regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, voluntary recalls, seizure of drugs, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. In addition, even if a firm complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the voluntary recall or discontinuation of our products; or (iv) additional record‑keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

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

Regulation of Diagnostic Tests

We expect that our drug candidates may require use of a diagnostic to identify appropriate patient populations for our products. These diagnostics, often referred to as companion diagnostic tests, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. For example, we have entered into agreements with Ventana to develop and commercialize a companion diagnostic test for BLU-554 that we expect to use to identify HCC patients with abberantly active FGFR4 signaling as indicated by FGF19 overexpression and Qiagen to develop and commercialize a companion diagnostic test for BLU-285 that we expect to use to identify GIST patients with the PDGFRα D842V mutation. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, pre-clinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post‑market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. We expect that any companion diagnostic test developed for our drug candidates will utilize the PMA pathway.

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

On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel drugs such as our drug candidates, a companion diagnostic test device and its corresponding drug should be approved or cleared contemporaneously by FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic test device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

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

Similar to the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls. Although the current EU Clinical Trials Directive 2001/20/EC, or Clinical Trials Directive, has sought to harmonize the European Union clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the European Union Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the European Union countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, which is set to replace the Clinical Trials Directive. It is expected that the new Clinical Trials Regulation will apply by October 2018. The Clinical Trials Regulation will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

European Drug Review and Approval

In the European Economic Area, or EEA, (which is comprised of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

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

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for drugs not falling within the mandatory scope of the Centralized Procedure. Where a drug has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the drug has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the drug characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the drug is subsequently granted a national MA in all the Member States (i.e. in the RMS and the Member States Concerned).

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our drug candidates, if any such drug or the condition that they are intended to treat is the subject of a trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of our drug candidate. If third‑party payors do not consider our drugs to be cost‑effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, enacted in March 2010, has had a significant impact on the health care industry. The Affordable Care Act expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the Affordable Care Act, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point‑of‑sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare drugs and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. Thus, in light of the stated policies of the new U.S. presidential administration, there is uncertainty with respect to the impact, if any, on the provisions of the Affordable Care Act affecting us. While any legislative and regulatory changes will likely take time to develop, and may or may not have an impact on the regulatory regime to which we are subject, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

The federal Anti‑Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti‑Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti‑Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti‑kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third‑party payor, including commercial insurers.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit annual reports to the Centers for Medicare & Medicaid Services, which publicly posts the data on its website.  Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Employees

As of February 28, 2017, we had 106 full‑time employees, including 41 employees with M.D. or Ph.D. degrees. Of these full‑time employees, 80 employees are engaged in research and development activities, and 26 are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We are a biopharmaceutical company with a limited operating history on which investors can base an investment decision. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in April 2011. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates and undertaking pre-clinical studies and commencing Phase 1 clinical trials for our most advanced drug candidates, BLU-285, BLU-554 and BLU-667.

We are currently evaluating BLU-285 in an ongoing Phase 1 clinical trial for defined subsets of patients with gastrointestinal stromal tumors, or GIST, and an ongoing Phase 1 clinical trial for advanced systemic mastocytosis, or SM and BLU-554 in an ongoing Phase 1 clinical trial in patients with advanced hepatocellular carcinoma, or HCC. In addition, in December 2016, the U.S. Food and Drug Administration, or FDA, approved our Investigational New Drug, or IND, application for BLU-667 for the treatment of non-small cell lung cancer, or NSCLC, thyroid cancer and other advanced solid tumors, and we expect to initiate a Phase 1 clinical trial for BLU-667 for NSCLC, medullary thyroid cancer, or MTC, and other advanced solid tumors in the first half of 2017. In September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST and SM. In addition, in October 2016, the FDA granted fast track designation to BLU-285 for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our drug candidates.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, novel target discovery engine and initial drug candidates. To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through December 31, 2016, we have received an aggregate of $501.3 million from such transactions, including $312.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering and December 2016 follow-on underwritten public offering, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion Pharma Holding, or Alexion, a $45.0 million upfront payment from F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, and $10.0 million in gross proceeds from the debt financing.

We have incurred net losses in each year since our inception, and as of December 31, 2016, we had an accumulated deficit of $207.5 million. Our net losses were $72.5 million, $52.8 million and $40.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced‑manufacturing expenses. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

To date, we have not generated any revenue from our lead drug candidates, BLU‑285, BLU‑554 and BLU-667, and we do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, BLU‑285, BLU‑554, BLU-667 or one of our other drug candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

The development of pharmaceuticals is capital‑intensive. We are currently advancing our lead drug candidates, BLU‑285, BLU‑554 and BLU-667, through clinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for, our drug candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of Alexion, Roche or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our drug candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of December 31, 2016, we had cash, cash equivalents and investments of $268.2 million. Based on our current plans, we expect that our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaborations, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into at least late 2018. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
•	the costs of producing drug substance and drug product material for use in pre-clinical studies, clinical trials and for use as commercial supply;
•	the scope, prioritization and number of our research and development programs;
•	the success of our collaborations with Alexion and Roche;
•

the success of our current or future companion diagnostic test collaborations, including our companion diagnostic test with Ventana Medical Systems, Inc., or Ventana, for BLU-554 and our companion diagnostic test with QIAGEN Manchester Limited, or Qiagen, for BLU-285;

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

Risks Related to Drug Development and Regulatory Approval

We are very early in our development efforts with only three drug candidates, BLU-285, BLU-554 and BLU-667, in clinical development. All of our other drug candidates are currently in pre-clinical or earlier stages of development. If we are unable to advance our other drug candidates to clinical development, obtain regulatory approval for our lead drug candidates or other drug candidates and ultimately commercialize our lead drug candidates or other drug candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts with only three drug candidates,  BLU-285, BLU-554 and BLU-667, in clinical development. All of our other drug candidates are currently in pre-clinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our lead drug candidates, BLU‑285, BLU‑554 and BLU-667. Our ability to generate drug revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. In addition, our drug development programs contemplate the development of companion diagnostic tests, which are assays or tests to identify an appropriate patient population. For example, we have entered into agreements with Ventana to develop and commercialize a companion diagnostic test for BLU-554 that we expect to use to identify HCC patients with abberantly active FGFR4 signaling as indicated by FGF19 overexpression and Qiagen to develop and commercialize a companion diagnostic test for BLU-285 that we expect to use to identify GIST patients with the PDGFRα D842V mutation. Companion diagnostic tests are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our lead drug candidates and other drug candidates will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials, including our current Phase 1 clinical trials for BLU-285 and BLU-554 and our anticipated Phase 1 clinical trial for BLU-667;
•	successful completion of pre-clinical studies for our other drug candidates;
•	approval of INDs for future clinical trials for our other drug candidates;
•

successful development of companion diagnostic tests for use with our drug candidates, including the development of a companion diagnostic test for BLU-554 for identifying HCC patients with FGF19 signaling and BLU-285 for identifying GIST patients with the PDGFRα D842V mutation;

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

Each of our lead drug candidates, BLU-285, BLU-554 and BLU-667, is in clinical development, and all of our other drug candidates are in pre-clinical development. The risk of failure for our lead drug candidates and other drug candidates is high. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our pre-clinical studies, current Phase 1 clinical trials and future clinical trials may not be successful.

We are currently enrolling patients in our ongoing Phase 1 clinical trials for BLU-285 for the treatment of advanced GIST, BLU-285 for the treatment of advanced SM and BLU-554 for the treatment of advanced HCC. We expect to initiate a Phase 1 clinical trial for BLU-667 for the treatment of NSCLC, MTC and other advanced solid tumors in the first half of 2017.

Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, in the European Union for each drug candidate and, consequently, the ultimate approval and commercial marketing of BLU‑285, BLU‑554, BLU-667 and our other drug candidates. We do not know whether any of our clinical trials for our lead drug candidates will be completed on schedule, if at all.

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

At any time and for any reason, we may determine that one or more of our discovery programs or pre-clinical drug candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or drug candidate. Accordingly, we may choose not to develop a potential drug candidate or elect to suspend or terminate one or more of our discovery programs or pre-clinical drug candidates or programs. For example, we have determined to suspend our discovery program for inhibitors of neurotrophic tyrosine receptor kinase, or NTRK, and predicted NTRK resistant mutants. If we suspend or terminate a program or drug candidate in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or drug candidates.

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

We focus our research and product development on treatments for cancer and rare genetic diseases, including genomically defined cancer and diseases driven by abnormal kinase activation. Because the target patient populations for our drug candidates are relatively small it may be difficult to successfully identify patients. We have entered into an agreements with Ventana to develop and commercialize a companion diagnostic test for BLU-554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression and with Qiagen to develop and commercialize a companion diagnostic test for BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation. We may engage third parties to develop companion diagnostic tests for use in some of our other current or future clinical trials. However, Ventana, Qiagen or other third parties may not be successful in developing such companion diagnostic tests, furthering the difficulty in identifying patients for our clinical trials. Our inability to enroll a sufficient number of patients in our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we are unable to include patients with the driver of the disease, including the applicable genomic alteration for diseases in genomically defined patient populations, this could compromise our ability to seek participation in FDA’s expedited review and approval programs, including breakthrough therapy designation and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines. In addition, our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, prospects and ability to achieve or sustain profitability.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals both for our drug candidates and for the related companion diagnostic tests, we will not be able to commercialize, or will be delayed in commercializing, our drug candidates, and our ability to generate revenue will be materially impaired.

Our drug candidates and the related companion diagnostic tests, including the companion diagnostic tests that we are developing with Ventana for BLU-554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression and with Qiagen for BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We may also need marketing approval for the related companion diagnostic tests, including the companion diagnostic tests that we are developing with Ventana for BLU-554 and with Qiagen for BLU-285. We have not received approval to market any of our drug candidates or related companion diagnostic tests from regulatory authorities in any jurisdiction and it is possible that none of our drug candidates or any drug candidates or related companion diagnostic tests we may seek to develop in the future will ever obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA for a drug candidate, Pre‑Market Approval, or PMA, application for a companion diagnostic test or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical, clinical or other studies. Our drug candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•

we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication or a related companion diagnostic test is suitable to identify appropriate patient populations;

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our drugs and related companion diagnostic tests, may grant approval contingent on the performance of costly post‑marketing clinical trials, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our drug candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates and related companion diagnostic tests, the commercial prospects for our drug candidates may be harmed and our ability to generate revenues will be materially impaired.

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

While we have received orphan drug designation for two of our lead drug candidates, BLU-285 and BLU-554, for specified indications, we may seek orphan drug designation for some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

We may not be successful in our efforts to use and expand our discovery platform to build a pipeline of drug candidates.

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

The precise incidence and prevalence for SM, GIST, HCC and RET-driven NSCLC and MTC are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. We estimate that in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan, or the Major Markets, there are approximately: (i) 4,100 patients with advanced forms of SM, including smoldering SM, who have the KIT D816V mutation; (ii) 500 patients with PDGFRα D842V‑driven GIST; (iii) 6,300 second line and third line patients with KIT-driven GIST; (iv) 18,900 first line and approximately 8,000 second line HCC patients with aberrantly active FGFR4 signaling, as indicated by FGF19 overexpression; and (iv) 10,000 patients with RET-driven NSCLC and approximately 600 patients with RET-driven MTC.

The total addressable market opportunity for BLU‑285 for the treatment of patients with SM and GIST, BLU‑554 for the treatment of HCC patients with aberrantly active FGFR4 signaling and BLU-667 for the treatment of patients with NSCLC and MTC will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of BLU‑285, BLU‑554 and BLU-667, if our drug candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the Major Markets and elsewhere, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If BLU‑285 receives marketing approval for advanced SM, GIST and/or for GIST patients with the PDGFRα D842V mutation, it may face competition from other drug candidates in development for these indications, including drug candidates in development by AB Science S.A., AROG Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc., a wholly‑owned subsidiary of Takeda Pharmaceutical Company Limited, Deciphera Pharmaceuticals, LLC, Kolltan Pharmaceuticals, Inc., Novartis AG and Plexxikon Inc., a wholly‑owned subsidiary of Daiichi Sankyo Company, Limited. Further, if BLU‑554 receives marketing approval for patients with HCC with FGF19 overexpression, it will face competition from sorafenib, the only approved systemic medical therapy for HCC. In addition, BLU-554 may face competition from other drug candidates in development by AstraZeneca plc, Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Incyte Corporation, Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd. and Xoma Ltd. If BLU-667 receives marketing approval for patients with RET or mutations, it may face competition from other drug candidates in development, including drug candidates in development by ARIAD Pharmaceuticals, Inc., a wholly‑owned subsidiary of Takeda Pharmaceutical Company Limited, AstraZeneca plc, Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Ignyta, Inc., Loxo Oncology, Inc., Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. and Roche.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostic tests in guiding the use of related drugs, the level of generic competition and the availability of reimbursement from government and other third‑party payors.

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

If we or our collaborators, including Ventana and Qiagen, are unable to successfully develop and commercialize companion diagnostic tests for our drug candidates, or experience significant delays in doing so we may not realize the full commercial potential of our drug candidates.

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostic tests. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostic tests. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into agreements to develop and commercialize companion diagnostic tests with Ventana for BLU-554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression and with Qiagen for BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation. However, we have not yet initiated development and commercialization of these companion diagnostic tests or companion diagnostic tests for any of our other programs. We have little experience in the development and commercialization of companion diagnostic tests and may not be successful in developing and commercializing appropriate companion diagnostic tests to pair with any of our drug candidates that receive marketing approval. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing and commercializing companion diagnostic tests, we expect to rely on Ventana and Qiagen to design, manufacture, obtain regulatory approval for and commercialize the companion diagnostic tests for BLU-554 and BLU-285, respectively, and we expect to rely in whole or in part on other third parties to design, manufacture, obtain regulatory approval for and commercialize any other companion diagnostic tests for our drug candidates. We and our collaborators, including Ventana and Qiagen, may encounter difficulties in developing and obtaining approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic test that we may seek to develop, our collaborators, including Ventana and Qiagen:

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

Any delay or failure by us or our collaborators, including Ventana and Qiagen, to develop or obtain regulatory approval of the companion diagnostic tests could delay or prevent approval of our drug candidates. If we, or any third parties that we engage to assist us, including Ventana and Qiagen, are unable to successfully develop and commercialize companion diagnostic tests for our drug candidates, or experience delays in doing so:

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

In addition, third party collaborators, including Ventana and Qiagen, may encounter production difficulties that could constrain the supply of the companion diagnostic tests, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostic tests in the clinical community. If such companion diagnostic tests fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our drug candidates, if approved. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our drug candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our drug candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our drug candidates.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required that the Centers for Medicare & Medicaid Services, the agency responsible for administering the Medicare program, or CMS, reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or companion diagnostic tests or additional pricing pressures.

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed.

Healthcare reforms stemming from the repeal of, and potential replacement for, the Affordable Care Act may result in more rigorous coverage criteria and lower reimbursement among regulated third-party payors, and in additional downward pressure on the prices that we receive for sales of our products, if approved. Any reduction in reimbursement from Medicare or other government-funded federal programs, including the Veterans Health Administration, or state healthcare programs could lead to a similar reduction in payments from private commercial payors. The implementation of cost containment measures or other healthcare reforms may thus prevent us from being able to generate revenue or attain profitability.

We are currently unable to predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to enter into collaboration agreements for the further development and potential commercialization of our products.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our drug candidates, including BLU-285, BLU-554 and BLU-667, and our core technologies, including our novel target discovery engine and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patents and patent applications that relate to BLU-285 and BLU-554 as composition of matter. We also own applications relating to composition of matter for KIT inhibitors with different compound families, composition of matter for FGFR4 inhibitors with multiple compound families, composition of matter for inhibitors of the predicted RET resistant mutants, as well as methods of use for these novel compounds. The issued patent directed to BLU-554 composition of matter has a statutory expiration date in 2034, the issued patent directed to BLU-285 composition of matter has a statutory expiration date in 2034 and any patents issuing from our pending patent applications are projected to expire between 2034 and 2037.

As of February 28, 2017, we owned three issued U.S. patents, five pending U.S. patent applications, 28 foreign patent applications in a number of jurisdictions, including Australia, Argentina, Brazil, Bolivia, Canada, China, the European Union, Hong Kong, Israel, India, Iraq, Japan, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, South Korea, Taiwan, Uruguay and Venezuela, and one pending Patent Cooperation Treaty, or PCT, patent applications directed to our KIT program, including BLU-285. Any U.S. or ex-U.S. patents issuing from the pending applications covering BLU-285 will have a statutory expiration date of October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of February 28, 2017, we owned four issued U.S. patents, three pending U.S. patent applications, two pending U.S. provisional applications, and 44 pending foreign patent applications in a number of jurisdictions, including Argentina, Australia, Bolivia, Brazil, Canada, China, Egypt, the European Union, Hong Kong, Israel, India, Indonesia, Iraq, Japan, South Korea, Lebanon, Mexico New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, Taiwan, Thailand, Uruguay and Venezuela, directed to our FGFR4 program, including BLU-554. Any U.S. or ex-U.S. patent issuing from the pending applications covering BLU-554 will have a statutory expiration date of July 2033, December 2033, October 2034 or September 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

As of February 28, 2017, we owned one pending U.S. patent application, two pending PCT applications, two pending foreign patent applications filed in Argentina and Taiwan, and three pending provisional U.S. patent applications directed to our RET program, which, if issued, will have statutory expiration dates of 2036 or 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of February 28, 2017, we owned nine U.S. patent applications, nine European Union patent applications and one pending PCT patent application directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

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

We are highly dependent on the research and development, clinical, business development, financial and legal expertise of Jeffrey W. Albers, our President and Chief Executive Officer, Anthony L. Boral, our Chief Medical Officer, Marion Dorsch, our Chief Scientific Officer, Kathryn Haviland, our Chief Business Officer, Michael Landsittel, our Vice President of Finance, and Tracey McCain, our Chief Legal Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, other than Mr. Landsittel, each of our executive officers may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of February 28, 2017, we had 106 full‑time employees, and in connection with operating as a public company, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day‑to‑day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. In addition, Brexit has already and may continue to adversely affect European and/or worldwide economic or market, political or regulatory conditions and may contribute to instability in the global financial markets, political institutions and regulatory agencies. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are negotiated in relation to the United Kingdom’s future relationship with the European Union. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Our stock price has been and in the future may be subject to substantial volatility. In addition, the stock market in general, and NASDAQ listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $38.33 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The NASDAQ Global Select Market, through February 28, 2017. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

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

The holdings of our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, represent beneficial ownership, in the aggregate, of approximately 44% of our common stock, based on the number of shares of our common stock outstanding as of

December 31, 2016. As a result, these stockholders, if they choose to act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

A substantial portion of our outstanding common stock can be traded without restriction at any time. In addition, a portion of our outstanding common stock is currently restricted as a result of federal securities laws, but can be sold at any time subject to applicable volume limitations. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, by us or others, could reduce the market price of our common stock or impair our ability to raise adequate capital through the sale of additional equity securities. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the number, timing or size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre‑change net operating loss carryforwards and certain other pre‑change tax attributes to offset its post‑change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2016, we had federal net operating loss carryforwards of approximately $179.8 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “BPMC” on the NASDAQ Global Select Market and has been publicly traded since April 30, 2015. Prior to this time, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock as reported on the NASDAQ Global Market for the periods indicated:

Year Ended December 31, 2015:	High	Low
Second Quarter (beginning April 30, 2015)	$37.17	$18.00
Third Quarter	$33.10	$19.39
Fourth Quarter	$27.00	$19.08
Year Ended December 31, 2016:
First Quarter	$25.99	$13.04
Second Quarter	$22.48	$13.27
Third Quarter	$29.90	$19.51
Fourth Quarter	$38.33	$25.08

Holders

As of February 28, 2017, there were approximately 48 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following performance graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from April 30, 2015 (the first date that shares of our common stock were publicly traded) through December 31, 2016. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on April 30, 2015, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Blueprint Medicines Corporation, The NASDAQ Composite Index and The NASDAQ Biotechnology Index
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
4/30/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/30/2016
Blueprint Medicines Corporation
NASDAQ Composite Index
NASDAQ Biotechnology Index

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of shares of our common stock during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 - October 31	—	$—	—	—
November 1 - November 30	—	—	—	—
December 1 - December 31	38	0.06	—	—
Total	38	$0.06	—	—

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

Use of Proceeds from Initial Public Offering of Common Stock

On May 5, 2015, we completed an initial public offering, or IPO, of our common stock, which resulted in the sale of 9,367,708 shares, including 1,221,874 shares sold by us pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering, at a price to the public of $18.00 per share. The offer and sale of all of the shares in our IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-202938), which was declared effective by the SEC on April 29, 2015. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate until the sale of all of the shares offered. Goldman, Sachs & Co. and Cowen and Company acted as joint book-running managers for the offering. JMP Securities acted as a co-manager for the offering. Wedbush PacGrow also acted as a co-manager for the offering.

We received approximately $154.8 million in net proceeds, after deducting underwriting discounts and commissions and offering costs paid by us. As of December 31, 2016, we estimate that we have used approximately $117.8 million of the net proceeds from the offering as follows: approximately $28.4 million of external costs to fund our Phase 1 clinical trials; approximately $30.2 million of external costs for new and ongoing research activities; approximately $22.6 million of internal research and development costs and approximately $36.6 million for working capital and other general corporate purposes. None of the offering expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, and we have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any such persons. There has been no material change in the planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on April 30, 2015 pursuant to Rule 424(b)(4) under the Securities Act. We have invested the unused proceeds from the offering in cash equivalents and investments in accordance with our investment policy.

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the year ended December 31, 2013 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The selected historical financial information in this section is not intended to replace our financial statements and the related notes thereto. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended
	December 31,
	2016	2015	2014	2013
	(in thousands, except per share data)
Statements of Operations Data:
Collaboration revenue	$27,772	$11,400	$—	$—
Operating expenses:
Research and development	81,131	48,588	31,844	15,928
General and administrative	19,218	14,456	7,890	5,072
Total operating expenses	100,349	63,044	39,734	21,000
Other income (expense):
Other income (expense), net	551	(429)	(98)	226
Interest and other expense	(469)	(696)	(453)	(138)
Total other income (expense)	82	(1,125)	(551)	88
Net loss	$(72,495)	$(52,769)	$(40,285)	$(20,912)
Convertible preferred stock dividends	—	(3,153)	(5,765)	(2,870)
Net loss applicable to common stockholders	$(72,495)	$(55,922)	$(46,050)	$(23,782)
Net loss per share applicable to common stockholders — basic and diluted(1)	$(2.64)	$(3.07)	$(32.41)	$(23.43)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted(1)	27,492	18,236	1,421	1,015

(1)

See Note 12, “Net Loss per Share” in the accompanying notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per share applicable to common stockholders.

	As of
	December 31,
	2016	2015 (1)	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	52,069	$162,707	$47,240	$1,987
Investments	216,149	—	—	—
Working capital(2)	191,913	151,776	41,510	(705)
Total assets	282,795	178,898	49,925	4,135
Deferred revenue	47,235	13,640	—	—
Term loan payable	4,069	7,338	9,042	2,863
Warrant liability	—	—	365	119
Convertible preferred stock	—	—	114,811	39,958
Total stockholders’ equity (deficit)	213,078	143,979	(79,382)	(41,454)

(1)

Upon the closing of our IPO in May 2015, all outstanding shares of our convertible preferred stock were converted into 15,467,479 shares of common stock, and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 42,423 shares of common stock.

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

Overview

We are a biopharmaceutical company focused on improving the lives of patients with genomically defined diseases driven by abnormal kinase activation. Our approach is to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and to craft drug candidates that may provide significant and durable clinical responses for patients without adequate treatment options. This integrated biology and chemistry approach enables us to identify, characterize and design drug candidates to inhibit novel kinase targets that have been difficult to selectively inhibit. By focusing on diseases in genomically defined patient populations, we believe that we will have a more efficient development path with a greater likelihood of success. Leveraging our novel target discovery engine, we have developed a robust small molecule drug pipeline in cancer and a rare genetic disease.

Our most advanced drug candidates are BLU-285, BLU-554 and BLU-667. BLU-285 is an orally available, potent and highly selective inhibitor that targets KIT, including Exon 17 mutations, and targets PDGFRα, including the D842V mutation. These mutations abnormally activate receptor tyrosine kinases that are drivers of cancer and proliferative disorders, including gastrointestinal stromal tumors, or GIST, and systemic mastocytosis, or SM. We are currently evaluating BLU-285 in an ongoing Phase 1 clinical trial for defined subsets of patients with GIST and an ongoing Phase 1 clinical trial for advanced SM. GIST is a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract, or GI tract, and SM is a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure. BLU-554 is an orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. We are currently evaluating BLU-554 in an ongoing Phase 1 clinical trial in patients with advanced HCC. BLU-667 targets RET, a receptor tyrosine kinase that is abnormally activated by mutations or translocations, and RET resistant mutants that we predict will arise from treatment with first generation therapies. RET is a driver of disease in non-small cell lung cancer, or NSCLC, and cancers of the thyroid, including medullary thyroid carcinoma, or MTC, and our research suggests that RET may be a driver of disease in subsets of colon cancer, breast cancer and other cancers. In December 2016, the U.S. Food and Drug Administration, or FDA, approved our Investigational New Drug, or IND, application for BLU-667 for the treatment of NSCLC, thyroid cancer and other advanced solid tumors, and we expect to initiate a Phase 1 clinical trial for BLU-667 for the treatment of NSCLC, MTC and other advanced solid tumors in the first half of 2017. In September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST and SM. In addition, in October 2016, the FDA granted fast track designation to BLU-285 for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. We have worldwide development and commercialization rights to BLU-285, BLU-554 and BLU-667.

We also have initiated a discovery program targeting protein kinase cAMP-activated catalytic subunit alpha, or PRKACA, fusions for the treatment of fibrolamellar carcinoma, or FLC, a rare and distinct subtype of liver cancer that typically arises in young adults. PRKACA fusions are the only known recurrent genomic events in FLC and are considered to be the driver gene of the disease. Currently, there are no approved therapies for FLC, and surgery is the only available treatment option for some patients, but most patients inevitably progress. We will continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. We anticipate nominating at least one additional discovery program in 2017.

In addition to our wholly-owned clinical and pre-clinical programs, we have leveraged our discovery platform to enter into collaboration programs with Alexion Pharma Holding, or Alexion, and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing drug substance and drug product material for use in pre-clinical studies and clinical trials, conducting pre-clinical studies, including GLP toxicology studies and commencing clinical development activities. We do not have any drugs approved for sale and have not generated any revenue from drug sales.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through December 31, 2016, we have received an aggregate of $501.3 million from such transactions, including $312.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016 follow-on underwritten public offering, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net losses were $72.5 million, $52.8 million and $40.3 million for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, we had an accumulated deficit of $207.5 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

•

continue the planned clinical development activities for two of our lead drug candidates, BLU-285 and BLU-554, commence the planned clinical development activities for our other lead drug candidate, BLU-667;

•	continue to produce drug substance and drug product material for use in pre-clinical studies and clinical trials;
•	continue to discover, validate and develop additional drug candidates;
•	conduct research and development activities under our collaborations with Alexion and Roche;

•

conduct development and commercialization activities for companion diagnostic tests, including our companion diagnostic tests with Ventana Medical Systems, Inc., or Ventana, for BLU-554 and with QIAGEN Manchester Limited, or Qiagen, for BLU-285;

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

The following table summarizes our external research and development expenses by program for the years ended December 31, 2016 and 2015. Pre‑development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
BLU-285 external expenses	$10,653	$6,338	5,290
BLU-554 external expenses	13,160	5,134	3,437
BLU-667 external expenses	6,599	—	—
External pre-development candidate expenses and unallocated expenses	32,232	23,104	13,855
Internal research and development expenses	18,487	14,012	9,262
Total research and development expenses	$81,131	$48,588	$31,844

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and drug product and drug substance manufacturing expenses. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our collaborations with Alexion and Roche and development activities for companion diagnostic tests, including our companion diagnostic tests with Ventana and Qiagen.

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

We expect that our general and administrative expenses will increase in the future to support continued research and development activities, including as we continue our existing clinical trials and initiate additional clinical trials, as well as pre-commercial development activities. These increases will likely include increased costs related to the hiring of additional personnel, legal, auditing and filing fees and general compliance and consulting expenses, among other expenses. We have incurred and will continue to incur additional costs associated with operating as a public company.

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

Our revenue is currently generated through our collaboration agreements with Alexion and Roche. During the year ended December 31, 2016, we recognized revenue under the Alexion agreement of $23.3 million, which represents $14.6 million of reimbursable research and development costs, $1.8 million in milestone payments that were recognized upon achievement, as well as a portion of the $15.0 million upfront payment and the $1.8 million non-substantive milestone payment previously received. During the year ended December 31, 2016, we received $14.2 million related to reimbursable research and development costs under the Alexion agreement. As of December 31, 2016, we have recorded unbilled accounts receivable of $3.6 million related to reimbursable research and development costs under the Alexion agreement for activities performed during the fourth quarter of 2016. During the year ended December 31, 2016, we recognized revenue under the Roche agreement of $4.5 million, which represents a portion of the $45.0 million upfront payment.

The terms of these agreements contain multiple elements, or deliverables, including exclusive license granted by us to Alexion and Roche to research, develop, manufacture and commercialize the licensed products and the compounds in the field in the territory, as well as research and development activities to be performed by us on behalf of Alexion and Roche related to the licensed product candidates. In addition, the terms of these agreements include payments to us of one or more of the following: a nonrefundable, upfront payment; contingent milestone payments related to specified pre-clinical milestones, development milestones and sales-based commercial milestones; fees for research and development services rendered; and royalties on commercial sales of licensed product candidates, if any. To date, we have received the upfront payment upon execution of the Alexion agreement, the upfront payment upon execution of the Roche agreement, payments for the achievement of the certain pre-clinical milestones under the Alexion agreement and payments for certain research and development services under the Alexion agreement. We are eligible to earn additional milestone payments under both agreements. We have not earned royalty revenue as a result of product sales.

When evaluating multiple element arrangements, we consider whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a stand-alone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In assessing whether an item has stand-alone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s). Our collaboration agreements with Alexion and Roche do not contain a general right of return relative to the delivered item(s).

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

•	dividend yield, which is zero based on the fact that we never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

We have computed the fair value of stock options at the date of grant using the following weighted‑average assumptions:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Risk-free interest rate	1.55%	1.66%	1.92%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.0	6.0	6.1
Expected stock price volatility	75.94%	85.43%	92.99%

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

Subject to certain conditions, as an EGC, we intend to rely on certain exemptions and reduced reporting requirements available under the JOBS Act, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of (i) December 31, 2020; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,
	2016	2015	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$27,772	$11,400	$16,372	144%
Operating expenses:
Research and development	81,131	48,588	32,543	67
General and administrative	19,218	14,456	4,762	33
Total operating expenses	100,349	63,044	37,305	59
Other income (expense):
Other income, net	551	(429)	980	(228)
Interest expense	(469)	(696)	227	33
Total other income (expense)	82	(1,125)	1,207	107
Net loss	$(72,495)	$(52,769)	$(19,726)	(37)%

Collaboration Revenue

Collaboration revenue increased by $16.4 million from $11.4 million for the year ended December 31, 2015 to $27.8 million for the year ended December 31, 2016. Collaboration revenue for the year ended December 31, 2016 was related to the Alexion and Roche agreements. Collaboration revenue under the Alexion agreement began in March 2015 upon the execution of the Alexion agreement, and we recorded $23.3 million in collaboration revenue under the Alexion agreement for the year ended December 31, 2016. The increase in collaboration revenue from the year ended December 31, 2015 under the Alexion agreement of $11.9 million was primarily related to increased reimbursable research and development costs, increased recognition of portions of the $15.0 million upfront payment and $1.8 million in milestone payments received from Alexion and increased milestone payments recognized upon achievement during the year ended December 31, 2016. We entered into the Roche agreement in March 2016 and recorded $4.5 million in collaboration revenue under the Roche agreement for the year ended December 31, 2016.

Research and Development Expense

Research and development expense increased by $32.5 million from $48.6 million for the year ended December 31, 2015 to $81.1 million for the year ended December 31, 2016. The increase in research and development expense was primarily related to the following:

•	approximately $10.3 million in increased expenses for external clinical activities as we advanced two of our lead drug candidates, BLU-285 and BLU-554, in Phase 1 clinical trials;
•	approximately $9.5 million in increased expenses associated with clinical manufacturing activities;
•

approximately $6.5 million in increased personnel expense primarily due to a 33% increase in headcount, which was primarily driven by growth in the clinical and non-clinical organizations as we advanced two of our lead drug candidates, BLU-285 and BLU-554, in Phase 1 clinical trials, including an increase in stock-based compensation expense;

•	approximately $4.4 million in increased expenses associated with continuing to build our discovery platform and advance our discovery pipeline, including expenses related to the Alexion agreement; and
•	approximately $1.8 million in increased expenses associated with IND-enabling pre-clinical toxicology studies, primarily related to BLU-667 and the Alexion agreement.

General and Administrative Expense

General and administrative expense increased by $4.7 million from $14.5 million for the year ended December 31, 2015 to $19.2 million for the year ended December 31, 2016. The increase in general and administrative expense was primarily related to the following:

•

approximately $2.7 million in increased personnel expenses primarily due to an increase of 57% in general and administrative headcount to support our overall growth as a publicly traded company, including an increase in stock-based compensation expense; and

•	approximately $1.6 million in increased professional fees, including external legal fees, insurance premiums and market research expenses.

Other Income (Expense), Net

Other income (expense), net, increased by $1.0 million from $0.4 million of expense for the year ended December 31, 2015 to $0.6 million of income for the year ended December 31, 2016. The increase in other income (expense), net, was primarily related to an increase in investment income during the year ended December 31, 2016 due to our investing in marketable securities beginning in 2016. Also contributing to the increase in other income (expense) was the impact of the re‑measurement associated with the change in the fair value of the convertible preferred stock warrant liability included in the year ended December 31, 2015. Upon the closing of our IPO, all outstanding warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for shares of common stock, and we reclassified the warrants as an equity instrument. Accordingly, there were no related fair value adjustments in 2016.

Interest Expense

Interest expense decreased by $0.2 million from $0.7 million for the year ended December 31, 2015 to $0.5 million for the year ended December 31, 2016. The decrease was primarily related to a decrease in the average outstanding principle balance for the year ended December 31, 2016 under the loan and security agreement with Silicon Valley Bank. We expect that interest expense will continue to decrease in subsequent periods as the principal amount under the loan decreases.

Comparison of Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,
	2015	2014	Dollar Change	% Change

	(in thousands)
Collaboration revenue	$11,400	$—	$11,400	100%
Operating expenses:
Research and development	48,588	31,844	16,744	53
General and administrative	14,456	7,890	6,566	83
Total operating expenses	63,044	39,734	23,310	59
Other income (expense):
Other income (expense), net	(429)	(98)	(331)	(338)
Interest expense	(696)	(453)	(243)	(54)
Total other income (expense)	(1,125)	(551)	(574)	(104)
Net loss	$(52,769)	$(40,285)	$(12,484)	(31)%

Collaboration Revenue

Collaboration revenue was $11.4 million for the year ended December 31, 2015 under the Alexion agreement. We did not record any collaboration revenue during the year ended December 31, 2014.

Research and Development Expense

Research and development expense increased by $16.7 million from $31.8 million for the year ended December 31, 2014 to $48.6 million for the year ended December 31, 2015. The increase in research and development expense was primarily related to the following:

•

approximately $6.0 million in increased personnel expense primarily due to a 49% increase in headcount, largely driven by growth in the clinical and non-clinical organizations as we advanced two of our lead drug candidates, BLU-285 and BLU-554, into clinical trials, as well as higher stock‑based compensation expense;

•	approximately $6.0 million in external clinical activities as we advanced two of our lead drug candidates, BLU-285 and BLU-554, into clinical trials; and
•

approximately $5.4 million as we continued to build our discovery platform and advance our discovery pipeline forward, including expenses associated with development of BLU-667 and expenses related to the Alexion agreement.

These increases were partially offset by $0.7 million of lower external IND‑enabling pre-clinical and toxicology studies as well as manufacturing activities primarily due to timing associated with toxicology studies for BLU-285 and BLU-554 during the year ended December 31, 2014.

General and Administrative Expense

General and administrative expense increased by $6.6 million from $7.9 million for the year ended December 31, 2014 to $14.5 million for the year ended December 31, 2015. The increase in general and administrative expense was primarily related to the following:

•

approximately $3.5 million in increased personnel expenses primarily due to an increase of 113% in general and administrative headcount to support our overall growth as a publicly traded company as well as an increase in stock-based compensation expense; and

•

approximately $2.5 million increase in professional fees, including external legal and audit fees, insurance premiums, public relations fees and recruiting costs and fees paid to members of our board of directors.

Other Income (Expense), Net

Other income (expense), net, increased by $0.3 million from $0.1 million for the year ended December 31, 2014 to $0.4 million for the year ended December 31, 2015. The increase in other income (expense), net, was primarily related to the impact of the re‑measurement associated with the change in the fair value of the convertible preferred stock warrant liability.

Interest Expense

Interest expense increased by $0.2 million from $0.5 million for the year ended December 31, 2014 to $0.7 million for the year ended December 31, 2015. The increase in interest expense was primarily related to a higher outstanding principal balance under the loan and security agreement with Silicon Valley Bank for the year ended December 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through December 31, 2016, we have received an aggregate of $501.3 million from such transactions, including $312.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 IPO and December 2016 follow-on underwritten public offering, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing.

As of December 31, 2016, we had cash, cash equivalents and investments of $268.2 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31,
(in thousands)	2016	2015	2014
Net cash used in operating activities	$(24,513)	$(31,676)	$(35,400)
Net cash used in investing activities	(218,702)	(6,079)	(700)
Net cash provided by financing activities	132,577	153,222	81,353
Net (decrease) increase in cash and cash equivalents	$(110,638)	$115,467	$45,253

Net Cash Used in Operating Activities. Net cash used in operating activities was $24.5 million during the year ended December 31, 2016 compared to net cash used in operating activities of $31.7 million during year ended December 31, 2015. The decrease in net cash used in operating activities was primarily due to changes in deferred revenue related to the timing and amount of upfront payments from Alexion and Roche, partially offset by an increase in net loss of $19.7 million for the year end December 31, 2016 as compared to the year ended December 31, 2015. In the year ended December 31, 2016, we received a $45.0 million upfront payment from Roche, and in the year ended December 31, 2015, we received a $15.0 million upfront payment from Alexion.

Net cash used in operating activities was $31.7 million during the year ended December 31, 2015 compared to net cash used in operating activities of $35.4 million during year ended December 31, 2014. The decrease in cash used in operating activities was primarily due to the receipt of a $15.0 million upfront payment from Alexion, partially offset by an increase in net loss of $12.5 million for the year end December 31, 2015 as compared to the year ended December 31, 2014.

Net Cash Used in Investing Activities. Net cash used in investing activities was $218.7 million during the year ended December 31, 2016 compared to net cash used in investing activities of $6.1 million during the year ended December 31, 2015. Net cash used in investing activities for the year ended December 31, 2016 consisted primarily of purchases and maturities of investments. We classify these investments as available-for-sale and record them at fair value in the accompanying condensed consolidated balance sheets. Net cash used in investing activities for the year ended December 31, 2015 consisted primarily of purchases of property and equipment.

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

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $132.6 million during the year ended December 31, 2016 compared to net cash provided by financing activities of $153.2 million during the year ended December 31, 2015. Net cash provided by financing activities for the year ended December 31, 2016 was primarily due to $135.0 million in net proceeds from our December 2016 follow-on underwritten public offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, partially offset by $3.3 million of principal payments on term loan payable. Net cash provided by financing activities for the year ended December 31, 2015 was primarily due to $154.8 million of net proceeds from our IPO, after deducting underwriting discounts and commissions and offering expenses payable by us, partially offset by $1.8 million of principal payments on term loan payable.

Net cash provided by financing activities was $153.2 million during the year ended December 31, 2015 compared to net cash provided by financing activities of $81.4 million during the year ended December 31, 2014. Net cash provided by financing activities for the year ended December 31, 2015 was primarily due to $154.8 million in net proceeds from our IPO, after deducting underwriting discounts and commissions and offering expenses payable by us, partially offset by $1.8 million of principal payments on term loan payable. The cash provided by financing activities for the year ended December 31, 2014 was primarily due to $74.9 million of net proceeds received from the private placement of our Series B and Series C convertible preferred stock and $6.3 million of proceeds from our term loan, net of principal payments.

Borrowings

In May 2013, we entered into the loan and security agreement with Silicon Valley Bank. Under the terms of the loan and security agreement, we borrowed $5.0 million. Loan advances accrue interest at a fixed rate of 2.0% above the prime rate. In November 2014, we amended the loan and security agreement and borrowed an additional $5.0 million. Each loan advance included an interest only payment period. During 2014, we paid principal payments of $0.7 million on the first $3.0 million of advances. During the year ended December 31, 2015, we paid principal payments of $1.8 million on the first $10.0 million of advances and during the year ended December 31, 2016, we paid principal payments of $3.3 million. We are required to pay a fee of 4% of the total loan advances at the end of the term of the loan. There are no financial covenants associated with the loan and security agreement. As of December 31, 2016, we had $4.1 million in outstanding principal under the loan and security agreement.

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

See Note 9, “Term Loan,” in the accompanying notes to our audited consolidated financial statements for additional information.

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

As of December 31, 2016, we had cash, cash equivalents and investments of $268.2 million. Based on our current plans, we expect that our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaborations, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into at least late 2018. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
•	the costs of producing drug substance and drug product material for use in pre-clinical studies, clinical trials and for use as commercial supply;
•	the scope, prioritization and number of our research and development programs;
•	the success of our collaborations with Alexion and Roche;
•

the success of our current or future companion diagnostic test collaborations, including our companion diagnostic test with Ventana for BLU-554 and our companion diagnostic test with Qiagen for BLU-285;

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2016:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease commitments (1)	$15,024	$2,396	$5,010	$5,315	$2,303
Debt repayments (2)	4,302	2,734	1,568	-	-
Total	$19,326	$5,130	$6,578	$5,315	$2,303

(1)

Represents future minimum lease payments under our non-cancelable operating lease, which expires in October 2022, for our offices located at 38 Sidney Street, Cambridge, MA. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

(2)

Consists of payment obligations for principal and interest under the loan and security agreement with Silicon Valley Bank. As of December 31, 2016, we had $4.1 million in outstanding principal under the loan and security agreement with Silicon Valley Bank.

We enter into agreements in the normal course of business with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, synthetic chemistry and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts are generally cancelable at any time by us upon less than 180 days’ prior written notice. Certain of these agreements require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain milestones. We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable. These commitments include the following:

•

In March 2016, we entered into the Ventana agreement pursuant to which Ventana has agreed to develop and commercialize the companion diagnostic for BLU-554 that we expect to use to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression. Subject to the terms of the Ventana agreement, we will pay Ventana an aggregate amount of up to approximately $12.3 million over the term of the development program for the companion diagnostic test for BLU-554 plus pass-through costs and certain other specified amounts. See “Item 1. Business—Collaborations and Partnerships—Ventana” of this Annual Report on Form 10-K for additional information on the Ventana agreement.

•

In August 2016, we entered into the Qiagen agreement pursuant to which Qiagen has agreed to develop and commercialize the companion diagnostic for BLU-285 that we expect to use to identify GIST patients with the PDGFRα D842V mutation. Subject to the terms of the Qiagen agreement and upon achievement of specified technical and development milestones, we will pay QIAGEN an aggregate amount of up to approximately $6.1 million over the term of the development program for the companion diagnostic test for BLU-285 plus pass-through costs. These amounts are subject to adjustment if the parties determine that changes in the scope of the development program are required. See “Item 1. Business—Collaborations and Partnerships—Qiagen” of this Annual Report on Form 10-K for additional information on the Qiagen agreement.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2016 and 2015, respectively, we had cash, cash equivalents and investments of $268.2 million and $162.7 million, consisting primarily of money market funds and investments in U.S. treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2016 and December 31, 2015, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2016 and 2015.

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

Our management, with the participation of our Chief Executive Officer and Vice President of Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based upon such evaluation, our Chief Executive Officer and Vice President of Finance have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)        Financial Statements

The following documents are included on pages F-1 through F-27 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)        Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)        Exhibits

The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blueprint Medicines Corporation

Date: March 9, 2017	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey W. Albers Jeffrey W. Albers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2017
/s/ Michael Landsittel Michael Landsittel	Vice President of Finance (Principal Financial and Accounting Officer)	March 9, 2017
/s/ Daniel S. Lynch Daniel S. Lynch	Chairman of the Board	March 9, 2017
/s/ Nicholas Lydon Nicholas Lydon, Ph.D.	Director	March 9, 2017
/s/ Alexis Borisy Alexis Borisy	Director	March 9, 2017
/s/ Mark Goldberg Mark Goldberg, M.D.	Director	March 9, 2017
/s/ Charles A. Rowland, Jr. Charles A. Rowland, Jr.	Director	March 9, 2017
/s/ George Demetri George Demetri, M.D.	Director	March 9, 2017
/s/ Lonnel Coats Lonnel Coats	Director	March 9, 2017
/s/ Lynn Seely Lynn Seely, M.D.	Director	March 9, 2017

Blueprint Medicines Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Blueprint Medicines Corporation

We have audited the accompanying consolidated balance sheets of Blueprint Medicines Corporation as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blueprint Medicines Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 9, 2017

Blueprint Medicines Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$52,069	$162,707
Investments, available-for-sale	162,090	—
Restricted cash	—	119
Unbilled accounts receivable	3,577	3,414
Prepaid expenses and other current assets	2,689	4,176
Total current assets	220,425	170,416
Investments, available-for-sale	54,059	—
Property and equipment, net	6,188	6,661
Other assets	856	555
Restricted cash	1,267	1,266
Total assets	$282,795	$178,898
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,211	2,455
Accrued expenses	11,746	6,443
Current portion of deferred revenue	11,426	5,898
Current portion of lease incentive obligation	578	578
Current portion of term loan payable	2,551	3,266
Total current liabilities	28,512	18,640
Deferred rent, net of current portion	932	842
Deferred revenue, net of current portion	35,809	7,742
Lease incentive obligation, net of current portion	2,792	3,370
Term loan payable, net of current portion	1,518	4,072
Other long term liabilities	154	253
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 33,125,479 and 27,196,053 shares issued at December 31, 2016 and December 31, 2015, respectively, and 33,123,354 and 27,065,558 shares outstanding at December 31, 2016 and December 31, 2015, respectively	33	27
Additional paid-in capital	420,533	278,927
Accumulated other comprehensive loss	(18)	—
Accumulated deficit	(207,470)	(134,975)
Total stockholders’ equity	213,078	143,979
Total liabilities and stockholders’ equity	$282,795	$178,898

Blueprint Medicines Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended
	December 31,
	2016	2015	2014
Collaboration revenue	$27,772	$11,400	$—
Operating expenses:
Research and development	81,131	48,588	31,844
General and administrative	19,218	14,456	7,890
Total operating expenses	100,349	63,044	39,734
Other income (expense):
Other income (expense), net	551	(429)	(98)
Interest expense	(469)	(696)	(453)
Total other income (expense)	82	(1,125)	(551)
Net loss	$(72,495)	$(52,769)	$(40,285)
Other comprehensive loss:
Unrealized loss on investments	(18)	—	—
Comprehensive loss	$(72,513)	$(52,769)	$(40,285)
Reconciliation of net loss applicable to common stockholders:
Net loss	$(72,495)	$(52,769)	$(40,285)
Convertible preferred stock dividends	—	(3,153)	(5,765)
Net loss applicable to common stockholders	$(72,495)	$(55,922)	$(46,050)
Net loss per share applicable to common stockholders — basic and diluted	$(2.64)	$(3.07)	$(32.41)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted	27,492	18,236	1,421

Blueprint Medicines Corporation

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except per share data)

	Series A		Series B		Series C					Accumulated
	Convertible		Convertible		Convertible				Additional	Other		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2013	40,000,000	$39,958	—	$—	—	—	1,221,330	$1	$466	$—	$(41,921)	$(41,454)
Issuance of Series B convertible preferred stock at $1.20 per share, net of issuance costs of $115	—	—	20,916,663	24,985	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock at $2.07 per share, net of issuance cost of $131	—	—	—	—	24,154,589	49,868	—	—	—	—	—	—
Issuance of common stock under stock plan	—	—	—	—	—	—	405,408	1	30	—	—	31
Stock based compensation expense	—	—	—	—	—	—	—	—	2,326	—	—	2,326
Net loss	—	—	—	—	—	—	—	—	—	—	(40,285)	(40,285)
Balance at December 31, 2014	40,000,000	$39,958	20,916,663	$24,985	24,154,589	49,868	1,626,738	$2	$2,822	$—	$(82,206)	$(79,382)
Conversion of preferred stock into common stock	(40,000,000)	(39,958)	(20,916,663)	(24,985)	(24,154,589)	(49,868)	15,467,479	15	114,792	—	—	114,807
Initial public offering, net of issuance costs	—	—	—	—	—	—	9,367,708	9	154,743	—	—	154,752
Reclassification of warrant	—	—	—	—	—	—	—	—	810	—	—	810
Issuance of common stock upon warrant exercise	—	—	—	—	—	—	32,438	—	—	—	—	—
Issuance of common stock under stock plan	—	—	—	—	—	—	571,195	1	580	—	—	581
Stock based compensation expense	—	—	—	—	—	—	—	—	5,180	—	—	5,180
Net loss	—	—	—	—	—	—	—	—	—	—	(52,769)	(52,769)
Balance at December 31, 2015	—	$—	—	$—	—	$—	27,065,558	$27	$278,927	$—	$(134,975)	$143,979
Follow on offering, net of issuance costs	—	—	—	—	—	—	5,750,000	6	134,543	—	—	134,549
Issuance of common stock under stock plan	—	—	—	—	—	—	284,471	0	546	—	—	546
Purchase of common stock under ESPP	—	—	—	—	—	—	23,325	0	377	—	—	377
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,140	—	—	6,140
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	—	—	—	—	(72,495)	(72,495)
Balance at December 31, 2016	—	$—	—	$—	—	$—	33,123,354	$33	$420,533	$(18)	$(207,470)	$213,078

Blueprint Medicines Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2016	2015	2014
Operating activities
Net loss	$(72,495)	$(52,769)	$(40,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,582	948	622
Noncash interest expense	73	109	85
Change in fair value of warrant liability	—	445	100
Stock-based compensation	6,140	5,180	2,326
Accretion of premiums and discounts on investments	301	—	—
Changes in assets and liabilities:
Unbilled accounts receivable	(163)	(3,414)	—
Prepaid expenses and other current assets	1,470	(1,482)	(469)
Other assets	(304)	(552)	—
Accounts payable	4	1,391	(512)
Accrued expenses	5,773	1,956	2,873
Deferred revenue	33,594	13,641	—
Deferred rent	(488)	2,871	(140)
Net cash used in operating activities	(24,513)	(31,676)	(35,400)
Investing activities
Purchases of property and equipment	(2,354)	(4,883)	(700)
Restricted cash	119	(1,196)	—
Purchases of investments	(264,467)	—	—
Maturities of investments	48,000	—	—
Net cash used in investing activities	(218,702)	(6,079)	(700)
Financing activities
Proceeds from term loan	—	—	7,000
Principal payments on loan payable	(3,333)	(1,806)	(750)
Proceeds from public offering of common stock, net of commissions and underwriting discounts	135,125	156,815	—
Payment of offering costs	(143)	(2,046)	—
Proceeds from Issuance of Series B convertible preferred stock, net of issuance costs	—	—	24,985
Proceeds from Issuance of Series C convertible preferred stock, net of issuance costs	—	—	49,868
Debt issuance costs	—	—	(18)
Proceeds from issuance of common stock, net of repurchases	928	259	268
Net cash provided by financing activities	132,577	153,222	81,353
Net (decrease) increase in cash and cash equivalents	(110,638)	115,467	45,253
Cash and cash equivalents at beginning of period	162,707	47,240	1,987
Cash and cash equivalents at end of period	$52,069	$162,707	$47,240
Supplemental cash flow information
Cash paid for interest	$316	$452	$215
Public offering costs incurred but unpaid at period end	$433	$—	$—
Property and equipment purchases incurred but unpaid at period end	$—	$1,244	$—
Conversion of convertible preferred stock into common stock	$—	$114,808	$—
Reclassification of warrant liability to additional paid-in-capital	$—	$810	$—
Issuance of warrants in connection with term loan	$—	$—	$145

Blueprint Medicines Corporation

Notes to Consolidated Financial Statements

1. Nature of Business

Blueprint Medicines Corporation (the Company), a Delaware corporation incorporated on October 14, 2008, is a biopharmaceutical company focused on improving the lives of patients with genomically defined diseases driven by abnormal kinase activation. The Company’s approach is to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and to craft drug candidates that may provide significant and durable clinical response to patients without adequate treatment options.

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

On May 5, 2015, the Company completed an initial public offering (IPO) of its common stock, which resulted in the sale of 9,367,708 shares of its common stock at a price to the public of $18.00 per share, including 1,221,874 shares of common stock sold by the Company pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering. The Company received net proceeds of $154.8 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On December 13, 2016, the Company closed its underwritten public offering of 5,750,000 shares of its common stock at a price to the public of $25.00 per share, including 750,000 shares of common stock sold by the Company pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering. The Company received net proceeds of approximately $134.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

As of December 31, 2016, the Company had cash, cash equivalents and investments of $268.2 million. Based on the Company’s current plans, the Company expects that its existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under its existing collaborations, will be sufficient to enable it to fund its operating expenses and capital expenditure requirements into at least late 2018.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The audited consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB) and the rules and regulations of the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities. All intercompany transactions and balances have been eliminated.

               In connection with preparing for its IPO, the Company effected a 1‑for‑5.5 reverse stock split of the Company’s common stock. The reverse stock split became effective on April 10, 2015. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid‑in capital. Upon the closing of the IPO in May 2015, all of the Company’s outstanding convertible preferred stock automatically converted into 15,467,479 shares of common stock, and warrants exercisable for convertible preferred stock automatically converted into warrants exercisable for 42,423 shares of common stock. On December 13, 2016, the Company closed its underwritten public offering of 5,750,000 shares. The significant increase in shares outstanding in the years ended December 31, 2016 and 2015 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations.

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

Available-for-Sale Investments

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by an investment manager and may consist of U.S. Treasury securities and U.S. government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, will mark the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

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

The Company’s revenue is currently generated through its collaboration agreements with Alexion Pharma Holding (Alexion) and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche) . The terms of these agreements contain multiple elements, or deliverables, including an exclusive license granted by the Company to Alexion and Roche to research, develop, manufacture and commercialize the licensed products and the compounds in the field in the territory, as well as research and development activities to be performed by the Company on behalf of Alexion and Roche related to the licensed product candidates. In addition, the terms of these agreements include payments to the Company of one or more of the following: a nonrefundable, upfront payment; contingent milestone payments related to specified pre-clinical milestones, development milestones and sales-based commercial milestones; fees for research and development services rendered; and royalties on commercial sales of licensed product candidates, if any. To date, the Company has received the upfront payments, payments for the achievement of certain pre-clinical milestones under the Alexion agreement and payments for certain research and development services. The Company is eligible to earn additional milestone payments under both agreements. The Company has not earned royalty revenue as a result of product sales. See Note 13 for additional information on this agreement.

When evaluating multiple element arrangements, the Company considers whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a stand-alone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. In assessing whether an item has stand-alone value, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use the deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s). The Company’s collaboration agreements with Alexion and Roche do not contain a general right of return relative to the delivered item(s).

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

The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. Milestones that are not considered substantive are accounted for as license payments and recognized over the remaining period of performance from the date of achievement of the milestone. Milestones that are considered substantive will be recognized in their entirety upon successful accomplishment of the milestone with a cumulative catch up adjustments, assuming all other revenue recognition criteria are met.

Royalty Revenue.

             The Company will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Other comprehensive income (loss) consisted of unrealized gains and losses on investments for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, comprehensive loss was equal to net loss.

Research and Development Costs

Expenditures relating to research and development are expensed in the period incurred. Research and development expenses consist of both internal and external costs associated with the development of the Company’s selective cancer therapies and building of its discovery platform.

             In certain circumstances, the Company is required to make nonrefundable advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the nonrefundable advance payments are deferred and capitalized, even when there is no alternative future use for the research and development, until related goods or services are provided. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.

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

Impairment of Long‑Lived Assets

             The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long‑lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any impairment charges through December 31, 2016.

Warrants

             The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets and liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a component of other income (expense), until the earlier of their exercise or expiration or the time the warrants no longer conditionally or unconditionally obligate the Company to transfer assets or liabilities, which occurred upon the IPO, at which time the warrant liability was reclassified to stockholders’ equity.

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

The Company maintains its cash, cash equivalents and investments in a custodian account at a high quality financial institution, and consequently, the Company believes that such funds are subject to minimal credit risk.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605-25, Multiple-Element Arrangements and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance will be effective for annual reporting periods (including interim reporting periods within those years) beginning January 1, 2018.  Early adoption in 2017 is permitted. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented (the full retrospective method) or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adoption of the new standard effective January 1, 2018 under the modified retrospective method. The Company is in the process of determining the impact of the new guidance on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures. The standard is effective for interim and annual periods ending after December 15, 2016. The standard did not have a material impact on the Company’s consolidated financial statements or footnote disclosures as of the December 31, 2016 adoption date, but may require additional disclosures in future periods.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which amends ASC Topic 718, Compensation – Stock Compensation. The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard will be effective for the Company on January 1, 2017. The adoption of this standard is expected to impact the income tax footnote disclosures and is not expected to have a material impact on the Company’s consolidated financial statements.

In November, 2015, the FASB issued ASU No. 2015-17, Income Taxes—Balance Sheet Classification of Deferred Taxes(Topic 740). The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The adoption of this standard in the last quarter of 2016 did not have a material impact on the Company’s financial position or results of operations as its net deferred tax assets have been fully offset by a valuation allowance.

             In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 will change the way the Company recognizes its leased assets. ASU 2016-02 will require organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard is effective for annual reporting periods (including interim reporting periods within those years) beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company's consolidated financial statements and related disclosures.

3. Cash Equivalents and Investments

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. Investments consist of securities with original maturities greater than 90 days when purchased. The Company classifies these investments as available-for-sale and records them at fair value in the accompanying consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive income (loss). Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.

Cash equivalents and investments, available-for-sale, consisted of the following at December 31, 2016 and December 31, 2015 (in thousands):

	Average	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$52,069	$—	$—	$52,069
Investments, available-for-sale:
U.S. treasury obligations	298 Days	216,167	14	(32)	216,149
Total		$268,236	$14	$(32)	$268,218

	Average	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$162,707	$—	$—	$162,707
Total		$162,707	$—	$—	$162,707

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the year ended December 31, 2016, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

At December 31, 2016, the Company held 33 securities that were in an unrealized loss position.  The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2016 was $147.1 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than temporary impairment as of December 31, 2016.

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

Financial instruments measured at fair value as of December 31, 2016, are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$52,069	$52,069	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	216,149	216,149	—	—
Total	$268,218	$268,218	$—	$—

Financial instruments measured at fair value as of December 31, 2015, are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$162,707	$162,707	$—	$—

At December 31, 2016 and December 31, 2015, the fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because the Company’s interest rate yield approximates current market rates. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

The fair value of the preferred stock warrant liability was determined based on Level 3 inputs and utilizing the Black-Scholes option pricing model (see Note 10). On May 5, 2015, upon completion of the IPO, the warrants to purchase preferred stock converted into warrants to purchase common stock and the Company reclassified the fair value of the warrants as of May 5, 2015 to additional paid-in capital. The following table presents activity in the preferred stock warrant liability during the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended
	December 31,
	2015	2014
Beginning balance	$365	$119
Issuance of warrant at fair value	—	146
Change in fair value	445	100
Reclassification of fair value to additional paid-in capital	(810)	—
Ending balance	$—	$365

5. Restricted Cash

At December 31, 2016 and 2015, $1.3 million and $1.4 million, respectively, of the Company’s cash is restricted by a bank. As of December 31, 2016 and 2015, $1.3 million of the restricted cash was included in long-term assets on the Company’s balance sheet related to a security deposit for the lease agreement for the Company’s corporate headquarters. The balance as of December 31, 2015 also included $0.1 million of restricted cash in current assets as collateral for a stand‑by letter of credit issued by the Company to its landlord in connection with the lease of the Company’s former corporate headquarters, which ended in October 2015.

6. Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated
	Useful Life	December 31,	December 31,
	(Years)	2016	2015
Lab equipment	5	$3,059	$2,712
Furniture and fixtures	4	784	632
Computer equipment	3	768	615
Leasehold improvements	Term of lease	4,673	4,612
Software	3	172	167
		9,456	8,738
Less: accumulated depreciation and amortization		(3,268)	(2,077)
Total property and equipment, net		$6,188	$6,661

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $0.9 million and $0.6 million, respectively.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2016	2015
External research and development	$5,696	$1,471
Employee compensation	4,118	2,731
Professional fees and other	1,697	1,207
Interest	212	34
Property and equipment costs	23	994
Severance	—	6
	$11,746	$6,443

8. Collaborations

Roche

In March 2016, the Company entered into a collaboration and license agreement (as amended, Roche agreement) with Roche for the discovery, development and commercialization of up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. The parties initiated activities for three of the collaboration programs in 2016, and the parties have agreed to work together to use the Company’s novel target discovery engine and proprietary compound library to select targets for up to two additional collaboration programs.

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

The Company evaluated whether the milestones that may be received in connection with the Roche agreement are substantive milestones. Pre-option exercise milestones, of up to $215.0 million, that are expected to be achieved as a result of the Company’s efforts during the performance of the research and development activities are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. The development event milestones are not considered substantive because the Company does not contribute effort to the achievement of such milestones as they are expected to be achieved after the performance of the research and development activities. Consideration received with respect to these milestones will be added to the total arrangement consideration that has been allocated to the identified units of accounting. As a result, that amount is recognized as revenue ratably over the period starting from the effective date of the agreement to the date that the Company will complete all of its obligations, with a cumulative catch-up from the effective date through the date of achievement of the milestone. If the consideration is received after the completion of all of the Company’s obligations, the amount will be recognized as revenue immediately.

During the year ended December 31, 2016, the Company recognized revenue under the Roche agreement of $4.5 million, which represents a portion of the $45.0 million upfront payment.

Alexion

In March 2015, the Company entered into a research, development and commercialization agreement (Alexion agreement) with Alexion to research, develop and commercialize drug candidates for an undisclosed activated kinase target, which is the cause of a rare genetic disease. Under the terms of the Alexion agreement, the Company is responsible for research and pre-clinical development activities related to drug candidates and Alexion is responsible for all clinical development, manufacturing and commercialization activities related to drug candidates.

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

The Company evaluated whether the milestones that may be received in connection with the Alexion agreement are substantive or non-substantive milestones. The Company concluded that the first pre-clinical milestone payment in the Alexion agreement is non-substantive due to the certainty at the date the arrangement was entered into that the event will be achieved. In the second quarter of 2015, the Company achieved the first pre-clinical milestone under the Alexion agreement and received a $1.8 million payment from Alexion. The Company is recognizing revenues from the related milestone payment over the period of performance.

The remaining non-refundable pre-clinical milestones that are expected to be achieved as a result of the Company’s efforts during the period of substantial involvement are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. The Company has recognized and received an aggregate of $2.0 million in substantive milestones through December 31, 2016. Milestones that are expected to be achieved after the period of substantial involvement are not considered substantive because the Company does not contribute effort to the achievement of such milestones. These milestones are recognized as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met, as there are no undelivered elements remaining and no continuing performance obligations.

During the year ended December 31, 2016, the Company recognized revenue under the Alexion agreement of $23.3 million, which represents $14.6 million of reimbursable research and development costs, $1.8 million in milestone payments that were recognized upon achievement, as well as a portion of the $15.0 million upfront payment and the $1.8 million non-substantive milestone payment previously received. During the year ended December 31, 2016, the Company received $14.2 million related to reimbursable research and development costs under the Alexion agreement. As of December 31, 2016, the Company has recorded unbilled accounts receivable of $3.6 million related to reimbursable research and development costs under the Alexion agreement for activities performed during the fourth quarter of 2016.

9. Term Loan

In May 2013, the Company entered into a loan and security agreement with Silicon Valley Bank (the 2013 Term Loan), which provided for up to $5.0 million in funding, to be made available in three tranches. Loan advances accrue interest at a fixed rate of 2% above the prime rate. In June 2013, the Company drew the first loan advance of $1.0 million under the 2013 Term Loan and was required to make interest‑only payments until April 1, 2014, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through March 2017. In September 2013, the Company drew the second loan advance of $2.0 million under the 2013 Term Loan and was required to make interest‑only payments until April 1, 2014, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through March 2017. In June 2014, the Company drew the remaining $2.0 million advance under the 2013 Term Loan and was required to make interest‑only payments until January 1, 2015, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through December 2017. In November 2014, the Company amended the 2013 Term Loan to allow the Company to borrow an additional $5.0 million (the 2014 Term Loan). The Company accounted for the amendment as a modification to the existing 2013 Term Loan. The Company immediately drew the additional $5.0 million under the 2014 Term Loan and was required to make interest‑only payments until December 1, 2015, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through November 2018. The Company is required to pay a fee of 4% of the total loan advances at the end of the term of each of the 2013 Term Loan and the 2014 Term Loan. The fee is being accreted to interest expense over the term of the 2013 Term Loan and the 2014 Term Loan. In the event of prepayment, the

Company is obligated to pay 1% to 2% of the amount of the outstanding principal depending upon the timing of the prepayment. There are no financial covenants associated with the loan and security agreement.

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

Scheduled monthly principal payments on the term loan, as of December 31, 2016, are as follows (in thousands):

2017	2,583
2018	1,528
Total	$4,111

10. Warrants

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

In accordance with ASC 480, the characteristics of these warrants and the rights and privileges of the underlying preferred stock resulted in the classification of these warrants as a liability, and they were re‑measured to the‑then current fair value at each balance sheet date through the completion of the IPO. Re‑measurement gains or losses were recorded in other income (expense) in the statements of operations and comprehensive loss. Changes in the fair value of the warrants represented a recurring measurement that was classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs. The Company recorded $0.4 million of expense associated with the change in fair value of the warrants in the year ended December 31, 2015 equal to the change in fair value of the warrants from December 31, 2014 to May 5, 2015.

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

The fair value of the warrants at May 5, 2015 was $0.8 million and the Company reclassified the balance to additional paid-in capital.

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

   The Company recorded a debt discount upon issuance of the warrants, which is being accreted as interest expense over the remaining term of the loan. The Company recorded interest expense related to the Series A Warrant and the Series B Warrant of less than $0.1 million in each of the years ended December 31, 2016, 2015 and 2014.

11. Stock Awards

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash‑based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2016 and 2017, the number of shares reserved for issuance under the 2015 Plan was increased by 1,087,842 and 1,325,019 shares, respectively. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. At December 31, 2016, there were 1,551,519 shares available for future grant under the 2015 Plan.

Awards

Options and restricted stock awards granted by the Company generally vest ratably over four years, with a one‑year cliff for new employee awards, and are exercisable from the date of grant for a period of ten years.

A summary of the Company’s unvested restricted stock and related information follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2015	130,495	$0.60
Vested	(126,741)	0.59
Repurchased	(1,629)	0.55
Unvested at December 31, 2016	2,125	1.25

The total fair value of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $2.7 million, $4.9 million and $1.5 million, respectively.

A summary of the Company’s stock option activity and related information follows:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(2)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2015	1,802,802	$5.88	8.76	$37,008
Granted	1,077,013	19.75
Exercised	(150,230)	3.60
Canceled	(106,844)	6.88
Outstanding at December 31, 2016	2,622,741	$11.67	8.30	$44,025
Exercisable at December 31, 2016	883,660	$6.93	7.64	$18,662
Vested and expected to vest at December 31, 2016(1)	2,570,522	$11.56	8.29	$43,382

(1)	Represents the number of vested options as of December 31, 2016, plus the number of unvested options expected to vest as of December 31, 2016 based on a forfeiture rate of 2.5%.
(2)	Intrinsic value represents the amount by which the fair market value as of December 31, 2016 of the underlying common stock exceeds the exercise price of the option.

The fair value of stock options is estimated on the grant date using the Black‑Scholes option‑pricing model based on the following weighted average assumptions:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Risk-free interest rate	1.55%	1.66%	1.92%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.0	6.0	6.1
Expected stock price volatility	75.94%	85.43%	92.99%

The weighted‑average grant date fair value of options granted in the years ended December 31, 2016, 2015 and 2014 was $13.06, $8.55 and $3.46, respectively. The total intrinsic value of options exercised in the years ended December 31, 2016, 2015 and 2014 was $3.1 million, $6.8 million and $0.1 million, respectively.

Total stock‑based compensation expense recognized for all stock‑based compensation awards in the statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Research and development	$2,674	$2,148	$1,052
General and administrative	3,466	3,032	1,274
Total stock-based compensation expense	$6,140	$5,180	$2,326

At December 31, 2016, there was $15.0 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted‑average period of 2.39 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefit will be recorded when realized.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar years by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2016 and 2017, the number of shares reserved for issuance under the 2015 ESPP was increased by 271,960 and 331,254 shares. The Company issued 23,325 shares under the ESPP during the year ended December 31, 2016.

12. Net Loss per Share

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti‑dilutive effect:

	Year Ended
	December 31,
	2016	2015	2014
Convertible preferred stock	—	—	15,467,479
Warrants	—	—	42,423
Stock options	2,622,741	1,802,802	1,501,912
Unvested restricted stock	2,125	130,495	425,279
Total	2,624,866	1,933,297	17,437,093

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 27,491,669, 18,235,614 and 1,420,518 for the years ended December 31, 2016, 2015 and 2014, respectively.

13. Convertible Preferred Stock

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

As of December 31, 2016, no shares of preferred stock were issued or outstanding.

14. Income Taxes

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31,
	2016	2015	2014
Federal income tax (benefit) at statutory rate	34.00%	34.00%	34.00%
Permanent differences	(2.74)	(3.30)	(1.87)
Federal research and development credits	1.02	1.09	1.3
Federal orphan drug credits	6.63	0.55	—
State income tax, net of federal benefit	4.81	4.72	4.93
Other	(0.78)	0.56	0.7
Change in valuation allowance	(42.94)	(37.62)	(39.06)
Effective income tax rate	—%	—%	—%

The Company had net losses in all periods presented and therefore has not recognized any federal or state income tax expense.

The Company’s deferred tax assets and liabilities consist of the following:

	Year Ended
	December 31,
	2016	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$69,443	$48,291	$30,603
Research and development credit carryforwards	3,833	2,829	1,949
Orphan drug credit carryforwards	5,095	289	—
Accrued expenses and other	2,914	1,374	628
Deferred revenue	2,627	—	—
Deferred lease incentive	1,324	1,551	—
Deferred rent	366	331	54
Total gross deferred tax asset	85,602	54,665	33,234
Deferred tax liability	(1,535)	(1,702)	(85)
Debt discount	(14)	(39)	(74)
Valuation allowance	(84,053)	(52,924)	(33,075)
Net deferred tax asset	$—	$—	$—

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $84.1 million, $52.9 million and $33.1 million has been established at December 31, 2016, 2015 and 2014, respectively. The change in the valuation allowance was $31.1 million, $19.8 million and $15.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company has incurred net operating losses (NOL) since inception. At December 31, 2016, the Company had federal and state NOL carryforwards of $179.8 million and $177.3 million, respectively, which expire beginning in 2030. As of December 31, 2016, the Company had federal and state research and development tax credit carryforwards of $2.8 million and $1.5 million, respectively, which expire beginning in 2025. The Company had net NOLs related to stock compensation in the amount of $2.7 million that is not included in the deferred tax assets. When the excess stock-

based compensation related to NOL carryover tax assets are realized, the benefit will be credited directly to equity. As of December 31, 2016, the Company had federal orphan drug credits of $5.1 million, which expire beginning in 2035 and state investment tax credits of $0.1 million, which expire beginning in 2018.

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

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations and comprehensive loss. As of December 31, 2016 and 2015, the Company has no accrued interest related to uncertain tax positions. In many cases, the Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

For all years through December 31, 2016, the Company generated research credits but has not conducted a study to document the qualified activities.  This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment were required.

15. Commitments

The Company leased its former corporate headquarters under an operating lease that expired on November 1, 2015. On February 1, 2015, the Company’s option to extend the term of the lease for an additional three‑year period expired. The Company did not exercise its option to extend the term of the lease.

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The lease ends on October 31, 2022. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the seven year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The Company is recording rent expense on a straight-line basis through the end of the lease term. The Company has recorded deferred rent on the consolidated balance sheet at December 31, 2016, accordingly. The lease provides the Company with an allowance for leasehold improvements of $4.3 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is included in lease incentive obligations on the balance sheets. The lease agreement required the Company to pay a security deposit of $1.3 million, which is recorded in restricted cash, included in long term assets, on the Company’s balance sheet.

The future minimum lease payments at December 31, 2016, are as follows (in thousands):

2017	2,396
2018	2,468
2019	2,542
2020	2,618
2021	2,697
Thereafter	2,303

Total minimum lease payments	$15,024

The Company records rent expense under its lease agreements on a straight line basis. For the years ended December 31, 2016, 2015, and 2014, rent expense was $1.8 million, $1.8 million, and $0.8 million, respectively.

16. Related‑Party Transactions

The Company has received consulting and management services from one of its investors, Third Rock Ventures LLC (Third Rock Ventures). The Company paid Third Rock Ventures $0.4 million and incurred expenses of $0.3 million for these services during  the year ended December 31, 2014. The Company did not receive any consulting services from Third Rock Ventures during the years ended December 31, 2016 and 2015.

17. Defined Contribution Benefit Plan

The Company maintains a 401(k) plan for employees (the 401(k) Plan). The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Service Code of 1986, as amended, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits the Company to make contributions up to the limits allowed by law on behalf of all eligible employees. Effective September 1, 2015, the Company instituted an employer match of 50% of eligible contributions up to 6% of employee contributions. For the years ended December 31, 2016 and 2015, the Company contributed $0.4 million and $0.1 million, respectively, to the 401(k) Plan.

18. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information for 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
Total revenue	$6,856	$7,065	$6,160	$7,691
Total operating expenses	22,281	25,961	23,043	29,064
Total other income (expense), net	(79)	2	49	110
Net loss	$(15,504)	$(18,894)	$(16,834)	$(21,263)
Net loss applicable to common stockholders	$(15,504)	$(18,894)	$(16,834)	$(21,263)
Net loss per share applicable to common stockholders — basic and diluted	$(0.57)	$(0.70)	$(0.62)	$(0.75)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data)
Total revenue	652	2,687	3,426	4,635
Total operating expenses	$12,002	$15,083	$15,903	$20,056
Total other expense, net	(222)	(584)	(165)	(154)
Net loss	$(11,572)	$(12,980)	$(12,642)	$(15,575)
Net loss applicable to common stockholders	$(13,842)	$(13,863)	$(12,642)	$(15,575)
Net loss per share applicable to common stockholders — basic and diluted	$(8.23)	$(0.81)	$(0.47)	$(0.58)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37359	3.1	November 9, 2015
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-37359	3.2	November 9, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-202938	4.1	April 20, 2015
4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of November 7, 2014, by and among the Registrant and the Investors listed therein	S-1	333-202938	4.4	March 23, 2015
10.1	2011 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder	S-1	333-202938	10.1	March 23, 2015
10.2	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	10-K	001-37359	10.2	March 11, 2016
10.3	2015 Employee Stock Purchase Plan	S-8	333-203749	99.3	April 30, 2015
10.4	Lease Agreement, dated February 11, 2015, by and between the Registrant and 38 Sidney Street Limited Partnership	S-1	333-202938	10.4	March 23, 2015
10.5#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Jeffrey W. Albers	10-Q	001-37359	10.2	November 9, 2015
10.6#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Christoph Lengauer	10-Q	001-37359	10.3	November 9, 2015
10.7#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Anthony L. Boral	10-Q	001-37359	10.4	November 9, 2015
10.8†	Resignation Agreement, dated August 13, 2015, by and between the Registrant and Kyle D. Kuvalanka	10-Q	001-37359	10.1	November 9, 2015
10.9#	Employment Agreement, dated March 10, 2016, by and between the Registrant and Kathryn Haviland	10-K	001-37359	10.9	March 11, 2016
10.10#	Employment Agreement, dated September 6, 2016, by and between the Registrant and Tracey L. McCain	10-Q	001-37359	10.3	November 10, 2016
10.11#	Employment Agreement, dated November 9, 2016, by and between the Registrant and Marion Dorsch	8-K	001-37359	10.1	November 14, 2016
10.12#	First Amendment to Employment Agreement, dated November 9, 2016, by and between the Registrant and Christoph Lengauer	8-K	001-37359	10.2	November 14, 2016
10.13#	Change in Control Agreement, dated March 10, 2016, by and between the Registrant and Michael Landsittel	10-K	001-37359	10.10	March 11, 2016
10.14	Loan and Security Agreement, dated May 24, 2013, by and between the Registrant and Silicon Valley Bank, as amended by First Amendment, dated January 21, 2014, Second Amendment, dated June 27, 2014, Third Amendment, dated November 4, 2014 and Consent and Fourth Amendment, dated December 22, 2015	10-K	001-37359	10.11	March 11, 2016

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
10.15†	Research, Development & Commercialization Agreement, dated March 2, 2015, by and between the Registrant and Alexion Pharma Holding	S-1/A	333-202938	10.10	April 10, 2015
10.16†	Collaboration and License Agreement, effective March 14, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant, as amended by Amendment to Collaboration and License Agreement, effective April 15, 2016	10-Q/A	001-37359	10.2	July 22, 2016
10.17†	Second Amendment to Collaboration and License Agreement, effective April 27, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	August 9, 2016
10.18	Third Amendment to Collaboration and License Agreement, effective August 4, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	November 10, 2016
10.19†	Master Collaboration Agreement, effective March 1, 2016, by and between Ventana Medical Systems, Inc. and the Registrant, including Project Schedule #1, effective March 1, 2016, Project Agreement #2, effective March 11, 2016, and Project Schedule #3, effective April 8, 2016	10-Q/A	001-37359	10.1	July 22, 2016
10.20†	Master Collaboration Agreement, dated August 22, 2016, between the Registrant and QIAGEN Manchester Limited, including Project Schedule #1, dated August 22, 2016	10-Q	001-37359	10.2	November 10, 2016
10.21	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1	333-202938	10.11	March 23, 2015
10.22	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1	333-202938	10.12	March 23, 2015
10.23	Senior Executive Cash Incentive Bonus Plan	10-K	001-37359	10.15	March 11, 2016
21.1	Subsidiaries of the Registrant				*
23.1	Consent of Ernst & Young LLP				*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				+
101.INS	XBRL Instance Document				*

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.
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