Form 10-Q
period 2017-03-31
Blueprint Medicines Corp
filed 2017-05-03
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended March 31, 2017

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

_____________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑     No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☑

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Emerging growth company	☑		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻     No  ☑

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on May 1, 2017: 39,018,392

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our Phase 1 clinical trials for BLU‑285, BLU‑554 and BLU‑667, and our research and development programs;

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

•

the development of companion diagnostic tests for our drug candidates, including our companion diagnostic test with Ventana Medical Systems, Inc. for BLU‑554 and our companion diagnostic test with QIAGEN Manchester Limited for BLU‑285;

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$56,356	$52,069
Investments, available-for-sale	150,040	162,090
Unbilled accounts receivable	2,826	3,577
Prepaid expenses and other current assets	4,736	2,689
Total current assets	213,958	220,425
Investments, available-for-sale	29,929	54,059
Property and equipment, net	6,081	6,188
Other assets	1,413	856
Restricted cash	1,267	1,267
Total assets	$252,648	$282,795
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,282	2,211
Accrued expenses	10,346	11,746
Current portion of deferred revenue	10,396	11,426
Current portion of lease incentive obligation	578	578
Current portion of deferred rent	17	—
Current portion of term loan payable	2,140	2,551
Total current liabilities	25,759	28,512
Deferred rent, net of current portion	924	932
Deferred revenue, net of current portion	33,824	35,809
Lease incentive obligation, net of current portion	2,648	2,792
Term loan payable, net of current portion	1,106	1,518
Other long term liabilities	165	154
Commitments (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 33,249,614 and 33,125,479 shares issued at March 31, 2017 and December 31, 2016, respectively, and 33,249,360 and 33,123,354 shares outstanding at March 31, 2017 and December 31, 2016, respectively	33	33
Additional paid-in capital	423,750	420,533
Accumulated other comprehensive loss	(114)	(18)
Accumulated deficit	(235,447)	(207,470)
Total stockholders’ equity	188,222	213,078
Total liabilities and stockholders’ equity	$252,648	$282,795

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Collaboration revenue	$5,840	$6,856
Operating expenses:
Research and development	28,487	17,635
General and administrative	5,683	4,646
Total operating expenses	34,170	22,281
Other income (expense):
Other income (expense), net	425	61
Interest expense	(72)	(140)
Total other income (expense)	353	(79)
Net loss	$(27,977)	$(15,504)
Other comprehensive loss:
Unrealized (loss) gain on investments	(114)	31
Comprehensive loss	$(28,091)	$(15,473)
Net loss per share applicable to common stockholders — basic and diluted	$(0.84)	$(0.57)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted	33,190	27,088

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(27,977)	$(15,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398	386
Noncash interest expense	11	22
Stock-based compensation	2,240	1,102
Accretion of premiums and discounts on investments	86	35
Changes in assets and liabilities:
Unbilled accounts receivable	751	(818)
Prepaid expenses and other current assets	(1,972)	2,262
Other assets	14	11
Accounts payable	71	567
Accrued expenses	(1,552)	(321)
Deferred revenue	(3,015)	43,127
Deferred rent	(135)	(118)
Net cash (used in) provided by operating activities	(31,080)	30,751
Investing activities
Purchases of property and equipment	(210)	(1,262)
Restricted cash	—	119
Purchases of investments	(18,003)	(69,222)
Maturities of investments	54,000	—
Net cash provided by (used in) investing activities	35,787	(70,365)
Financing activities
Principal payments on loan payable	(833)	(833)
Payment of offering costs	(489)	—
Proceeds from issuance of common stock, net of repurchases	902	29
Net cash used in financing activities	(420)	(804)
Net increase (decrease) in cash and cash equivalents	4,287	(40,418)
Cash and cash equivalents at beginning of period	52,069	162,707
Cash and cash equivalents at end of period	$56,356	$122,289
Supplemental cash flow information
Public offering costs incurred but unpaid at period end	$516	$—
Property and equipment purchases unpaid at period end	$80	$244
Cash paid for interest	$50	$95

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

On December 13, 2016, the Company closed a follow-on public offering of 5,750,000 shares of its common stock at a price to the public of $25.00 per share, including 750,000 shares of common stock sold by the Company pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering. The Company received net proceeds of $134.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

On April 4, 2017, the Company closed a follow-on public offering of 5,750,000 shares of its common stock at a price to the public of $40.00 per share, including 750,000 shares of common stock sold by the Company pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering (the April 2017 follow-on public offering). The Company received net proceeds of $215.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

As of March 31, 2017, the Company had cash, cash equivalents and investments of $236.3 million. Based on the Company’s current plans, the Company believes its existing cash, cash equivalents and investments, including the $215.6 million in net proceeds from its April 2017 follow-on public offering but excluding any potential option fees and milestone payments under our existing collaborations, will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements into the second half of 2019.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) as found in the Accounting Standards Codification (ASC), Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB) and the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2016 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include the accounts of the Company and its wholly-owned subsidiary, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell, and hold securities. All intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2017 and the results of its operations and cash flows for the three months ended March 31, 2017. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

On December 13, 2016, the Company closed its underwritten public offering of 5,750,000 shares. The significant increase in shares outstanding is expected to impact the year-over-year comparability of the Company’s net loss per share calculations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: stock‑based compensation expense; revenue recognition; accrued expenses; and income taxes.

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

There have been no significant changes to the Company’s critical accounting policies discussed in its Annual Report on Form 10-K for the year ended December 31, 2016 related to available-for-sale investments, revenue recognition, accrued research and development expenses and stock-based compensation.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605-25, Multiple-Element Arrangements and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance will be effective for annual reporting periods (including interim reporting periods within those years) beginning January 1, 2018.  Early adoption in 2017 is permitted. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented (the full retrospective method) or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adoption of the new standard effective January 1, 2018 under the modified retrospective method. The Company believes there may be a potential impact in the way it recognizes revenue under its agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche) as well as the recognition of milestone revenue prior to achievement. The Company is in the process of determining the impact of the new guidance on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (ASU No. 2016-09), which amends ASC Topic 718, Compensation – Stock Compensation. The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard was effective for the Company on January 1, 2017. The Company applied ASU 2016-09 using a modified retrospective approach and adopted the option to recognize gross stock compensation expense with actual forfeitures recognized as they occur. Given that the application of the estimated forfeiture rate prior to January 1, 2017 resulted in an insignificant reduction in stock-based compensation expense, the cumulative-effect adjustment to retained earnings recognized as of January 1, 2017 was not material to the consolidated financial statements. The adoption of ASU 2016-09 also requires all income tax adjustments to be recognized in the consolidated statements of operations. As the increase in net deferred tax assets is fully offset by a corresponding increase to the deferred tax asset valuation allowance, there was no material impact of the adoption of this standard. The amount of deferred tax assets that had not been previously recognized due to the recognition of excess tax benefits is $1.1 million.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU No. 2016-02), which will change the way the Company recognizes its leased assets. ASU No. 2016-02 will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASU No. 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard is effective for annual reporting periods (including interim reporting periods within those years) beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (ASU No. 2016-15), which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of ASU No. 2016-15 will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASU No. 2016-18). The amendments in ASU No. 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU No. 2016-18 is effective for fiscal years (including interim reporting periods within those years) beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU No. 2016-18 using a full retrospective approach. The Company believes that the adoption of this guidance will not have a significant impact on its consolidated financial statements and related disclosures.

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

Cash equivalents and investments, available-for-sale, consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	Average	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$50,364	$—	$—	$50,364
Government agency securities		5,991	1	—	5,992
Investments, available-for-sale:
U.S. treasury obligations	321 Days	180,084	—	(115)	179,969
Total		$236,439	$1	$(115)	$236,325

	Average	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$52,069	$—	$—	$52,069
Investments, available-for-sale:
U.S. treasury obligations	298 Days	216,167	14	(32)	216,149
Total		$268,236	$14	$(32)	$268,218

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three months ended March 31, 2017, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

At March 31, 2017, the Company held 33 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2017 was $179.9 million, and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than temporary impairment as of March 31, 2017.

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

Financial instruments measured at fair value as of March 31, 2017 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$50,364	$50,364	$—	$—
Government agency securities	5,992	5,992
Investments, available-for-sale:
U.S Treasury obligations	179,969	179,969	—	—
Total	$236,325	$236,325	$—	$—

Financial instruments measured at fair value as of December 31, 2016 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$52,069	$52,069	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	216,149	216,149	—	—
Total	$268,218	$268,218	$—	$—

The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because the Company’s interest rate yield approximates current market rates. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

5. Restricted Cash

As of March 31, 2017 and December 31, 2016, $1.3 million of restricted cash was included in long-term assets on the Company’s balance sheet related to a security deposit for the lease agreement for the Company’s corporate headquarters.

6. Collaborations

Roche

In March 2016, the Company entered into a collaboration and license agreement (as amended, Roche agreement) Roche for the discovery, development and commercialization of up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. The parties initiated activities for three of the collaboration programs in 2016, and the parties have agreed to work together to use the Company’s novel target discovery engine and proprietary compound library to select targets for up to two additional collaboration programs.

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

During the three months ended March 31, 2017 and 2016, the Company recognized revenue under the Roche agreement of $1.4 million and $0.2 million, respectively, which represents a portion of the $45.0 million upfront payment.

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

The remaining non-refundable pre-clinical milestones that are expected to be achieved as a result of the Company’s efforts during the period of substantial involvement are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. The Company has recognized and received an aggregate of $2.0 million in substantive milestones through March 31, 2017. Milestones that are expected to be achieved after the period of substantial involvement are not considered substantive because the Company does not contribute effort to the achievement of such milestones. These milestones are recognized as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met, as there are no undelivered elements remaining and no continuing performance obligations.

During the three months ended March 31, 2017, the Company recognized revenue under the Alexion agreement of $4.4 million, which represents $2.8 million of reimbursable research and development costs, as well as a portion of the $15.0 million upfront payment and the $1.75 million non-substantive milestone payment previously received. During the three months ended March 31, 2016, the Company recognized revenue under the Alexion agreement of $6.6 million, which represents $4.2 million of reimbursable research and development costs, a $0.75 million milestone payment, which was recognized upon achievement, as well as a portion of the $15.0 million upfront payment and the $1.75 million non-substantive milestone payment previously received. During the three months ended March 31, 2017, the Company received $3.6 million related to reimbursable research and development costs under the Alexion agreement. As of March 31, 2017, the Company has recorded unbilled accounts receivable of $2.8 million related to reimbursable research and development costs under the Alexion agreement for activities performed during the first quarter of 2017.

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

Future minimum payments, which include principal and interest due under each of the 2013 Term Loan and the 2014 Term Loan, are $1.9 million, in the aggregate, for the remainder of 2017 and $1.6 million, in the aggregate, thereafter.

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

   The Company recorded a debt discount upon issuance of the warrants, which is being accreted as interest expense over the remaining term of the loan. The Company recorded interest expense related to the Series A Warrant and the Series B Warrant of less than $0.1 million in the three months ended March 31, 2017 and 2016, respectively.

8. Stock Awards

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash‑based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2017, the number of shares reserved for issuance under the 2015 Plan was increased by 1,325,019 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. At March 31, 2017, there were 2,138,101 shares available for future grant under the 2015 Plan.

Awards

Options and restricted stock awards granted by the Company generally vest ratably over four years, with a one‑year cliff for new employee awards, and are exercisable from the date of grant for a period of ten years.

A summary of the Company’s unvested restricted stock and related information follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2016	2,125	$1.25
Vested	(1,871)	1.22
Repurchased	—	—
Unvested at March 31, 2017	254	1.49

The total fair value of restricted stock that vested during the three months ended March 31, 2017 and 2016 was $0.1 million and $0.7 million, respectively.

A summary of the Company’s stock option activity and related information follows:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(1)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2016	2,622,741	$11.67	8.30	$44,025
Granted	750,300	35.94
Exercised	(124,135)	7.87
Canceled	(11,863)	6.80
Outstanding at March 31, 2017	3,237,043	$17.45	8.58	$72,949
Exercisable at March 31, 2017	958,200	$7.76	7.78	$30,882
Vested and expected to vest at March 31, 2017	3,237,043	$17.45	8.58	$72,949

(1)	Intrinsic value represents the amount by which the fair market value as of March 31, 2017 of the underlying common stock exceeds the exercise price of the option.

The fair value of stock options is estimated on the grant date using the Black‑Scholes option‑pricing model based on the following weighted average assumptions:

	Three Months Ended

	March 31, 2017	March 31, 2016
Risk-free interest rate	2.11%	1.59%
Expected dividend yield	—%	—%
Expected term (years)	6.0	6.0
Expected stock price volatility	75.43%	76.74%

The weighted‑average grant date fair value of options granted in the three months ended March 31, 2017 and 2016 was $23.98 and $10.29 respectively. The total intrinsic value of options exercised in the three months ended March 31, 2017 and 2016 was $3.5 million and $0.4 million, respectively.

Total stock‑based compensation expense recognized for all stock‑based compensation awards in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Research and development	$1,124	$526
General and administrative	1,116	576
Total stock-based compensation expense	$2,240	$1,102

At March 31, 2017, the Company had $31.4 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted‑average period of 2.73 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefit will be recorded when realized.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2017, the number of shares reserved for issuance under the 2015 ESPP was increased by 331,254 shares. The Company issued no shares under the ESPP during the three months ended March 31, 2017.

9. Net Loss per Share

Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share applicable to common stockholders is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the dilutive net loss per share applicable to common stockholders calculation, stock options, and unvested restricted stock are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti‑dilutive; therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented as a result of the Company’s net loss. The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti‑dilutive effect.

	Three Months Ended
	March 31,
	2017	2016
Stock options	3,237,043	2,395,469
Unvested restricted stock	254	90,130
Total	3,237,297	2,485,599

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 33,189,759 and 27,087,919 for the three months ended March 31, 2017 and 2016, respectively.

10. Commitments

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The lease ends on October 31, 2022. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the seven year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The Company is recording rent expense on a straight-line basis through the end of the lease term. The Company has recorded deferred rent on the condensed consolidated balance sheet at March 31, 2017, accordingly. The lease provides the Company with an allowance for leasehold improvements of $4.3 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is included in lease incentive obligations on the balance sheets. The lease agreement required the Company to pay a security deposit of $1.3 million, which is recorded in restricted cash on the Company’s balance sheet. For the three months ended March 31, 2017 and 2016, rent expense was $0.5 million and $0.6 million, respectively.

11. Subsequent Events

Follow-On Public Offering

On April 4, 2017, the Company closed the April 2017 follow-on public offering and received net proceeds of $215.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Lease Agreement

On April 28, 2017, the Company entered into a lease agreement (the Lease Agreement) with UP 45/75 Sidney Street, LLC (Landlord) for approximately 99,833 rentable square feet of office and laboratory space located at 45 Sidney Street in Cambridge, Massachusetts. The initial term of the Lease Agreement will be for a 146 month period, which the Company currently anticipates will commence on October 1, 2017. The Lease Agreement also provides the Company with an option to extend the lease for two consecutive five-year periods. During the initial term of the Lease Agreement, the Company’s monthly base rent will start at approximately $641,000 beginning on the commencement date through the 14 month anniversary of the commencement date. The monthly base rent will increase by 3.0% on the 14 month anniversary of the commencement date and will increase by an additional 3.0% on an annual basis for the remainder of the initial term up to a maximum monthly base rent of approximately $887,000. The Landlord has also agreed to provide the Company with a tenant improvement allowance of approximately $14.2 million for improvements to be made to the premises. The Company will be obligated to maintain a security deposit with the Landlord in the amount of $3.5 million, which is subject to reduction by up to $1.0 million during the term of the Lease Agreement, subject to the satisfaction of specified terms and conditions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission, or the SEC, on March 9, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

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

Our most advanced drug candidates are BLU-285, BLU-554 and BLU-667. BLU-285 is an orally available, potent and highly selective inhibitor that targets KIT, including Exon 17 mutations, and targets PDGFRα, including the D842V mutation. These mutations abnormally activate receptor tyrosine kinases that are drivers of cancer and proliferative disorders, including gastrointestinal stromal tumors, or GIST, and systemic mastocytosis, or SM. We are currently evaluating BLU-285 in an ongoing Phase 1 clinical trial for defined subsets of patients with GIST and an ongoing Phase 1 clinical trial for advanced SM. GIST is a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract, or GI tract, and SM is a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure. We plan to report updated data from our Phase 1 clinical trial for GIST at the 2017 ASCO Annual Meeting in Chicago, IL on June 5, 2017, and we plan to report updated data from our Phase 1 clinical trial for advanced SM in the second half of 2017. BLU-554 is an orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. We are currently evaluating BLU-554 in an ongoing Phase 1 clinical trial in patients with advanced HCC. We plan to report updated data from our Phase 1 clinical trial for advanced HCC in the second half of 2017. BLU-667 targets RET, a receptor tyrosine kinase that is abnormally activated by mutations or translocations, and RET resistant mutants that we predict will arise from treatment with first generation therapies. RET is a driver of disease in non-small cell lung cancer, or NSCLC, and cancers of the thyroid, including medullary thyroid carcinoma, or MTC, and our research suggests that RET may be a driver of disease in subsets of colon cancer, breast cancer and other cancers. In March 2017, we dosed the first patient in our Phase 1 clinical trial for BLU-667 in patients with NSCLC, MTC and other advanced solid tumors, and enrollment is ongoing.

In September 2015, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST and SM. In addition, in October 2016, the FDA granted fast track designation to BLU-285 for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. We have worldwide development and commercialization rights to BLU-285, BLU-554 and BLU-667.

We also have initiated a discovery program targeting protein kinase cAMP-activated catalytic subunit alpha, or PRKACA, fusions for the treatment of fibrolamellar carcinoma, or FLC, a rare and distinct subtype of liver cancer that typically arises in young adults. PRKACA fusions are the only known recurrent genomic events in FLC and are considered to be the driver gene of the disease. Currently, there are no approved therapies for FLC, and surgery is the only available treatment option for some patients, but most patients inevitably progress. We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. We anticipate nominating at least one additional discovery program in 2017.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through March 31, 2017, we have received an aggregate of $501.3 million from such transactions, including $312.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016 follow‑on public offering, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing. In addition, we received gross proceeds of $230.0 million from the sale of common stock in our April 2017 follow-on public offering.

Since inception, we have incurred significant operating losses. Our net losses were $28.0 million for the three months ended March 31, 2017 and $72.5 million, $52.8 million and $40.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of March 31, 2017, we had an accumulated deficit of $235.4 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

•	continue the planned clinical development activities for our lead drug candidates, BLU‑285, BLU-554 and BLU‑667;
•	continue to produce drug substance and drug product material for use in pre-clinical studies, clinical trials, and for use as commercial supply;
•	continue to discover, validate and develop additional drug candidates;
•	conduct research and development activities under our collaborations with Alexion and Roche;
•

conduct development and commercialization activities for companion diagnostic tests, including our companion diagnostic tests with Ventana Medical Systems, Inc., or Ventana, for BLU‑554 and with QIAGEN Manchester Limited, or Qiagen, for BLU-285;

•	maintain, expand and protect our intellectual property portfolio;
•	hire additional research, development and business personnel; and
•	incur additional costs associated with operating as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from drug sales and do not expect to generate any revenue from the sale of drugs in the near future. Our revenue consists of collaboration revenue under our research, development and commercialization agreement that we entered into with Alexion in March 2015, which we refer to as the Alexion Agreement, and our collaboration and license agreement that we entered into with Roche in March 2016, which we refer to as the Roche agreement, including amounts that are recognized related to upfront payments, milestone payments and amounts due to us for research and development services. In the future, revenue may include additional milestone payments and royalties on any net product sales under the respective collaboration agreements. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, payments for manufacturing services, and milestone and other payments.

In the future, we will seek to generate revenue from a combination of drug sales and additional strategic relationships we may enter into.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our drug candidates, which include:

•	employee-related expenses including salaries, benefits, and stock-based compensation expense;
•	expenses incurred under agreements with third parties that conduct research and development, pre-clinical activities, clinical activities and manufacturing on our behalf;
•	the cost of consultants;
•	the cost of lab supplies and acquiring, developing and manufacturing pre-clinical study and clinical trial materials; and
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs.

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

The successful development of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our drug candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	establishing an appropriate safety profile with Investigational New Drug, or IND, application-enabling toxicology studies;
•	successful enrollment in, and completion of clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;
•	commercializing the drug candidates, if and when approved, whether alone or in collaboration with others; and
•	continued acceptable safety profile of the drugs following approval.

A change in the outcome of any of these variables with respect to the development of any of our drug candidates would significantly change the costs and timing associated with the development of that drug candidate.

Research and development activities are central to our business model. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our drug candidate development programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

A significant portion of our research and development expenses have been external expenses, which we track on a program-by-program basis following nomination of a development candidate. Our internal research and development expenses are primarily personnel-related expenses, including stock-based compensation expense. We do not track our internal research and development expenses on a program-by-program basis as they are deployed across multiple projects under development.

The following table summarizes our external research and development expenses by program for the three months ended March 31, 2017 and 2016. Pre-development candidate expenses and unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
BLU-285 external expenses	$6,542	$1,641
BLU-554 external expenses	4,900	1,476
BLU-667 external expenses	2,018	1,864
External pre-development candidate expenses and unallocated expenses	9,054	8,327
Internal research and development expenses	5,973	4,327
Total research and development expenses	$28,487	$17,635

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management, drug product and drug substance manufacturing expenses and development activities for companion diagnostic tests, including our companion diagnostic tests with Ventana and Qiagen. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our existing collaboration agreements.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development, legal and human resources functions. Stock-based compensation includes expense associated with stock-based awards issued to non-employees, including directors for non-board related services. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

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

Other Income (Expense), net

Other income (expense), net consists primarily of income earned on cash equivalents and investments.

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

There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 related to available-for-sale investments, revenue recognition, accrued research and development expenses and stock-based compensation.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Year Ended
	March 31,
	2017	2016	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$5,840	$6,856	$(1,016)	(15)%
Operating expenses:
Research and development	28,487	17,635	10,852	62
General and administrative	5,683	4,646	1,037	22
Total operating expenses	34,170	22,281	11,889	53
Other income (expense):
Other income (expense), net	425	61	364	597
Interest expense	(72)	(140)	68	49
Total other income (expense)	353	(79)	432	547
Net loss	$(27,977)	$(15,504)	$(12,473)	(80)%

Collaboration Revenue

Collaboration revenue decreased by $1.0 million from $6.8 million for the three months ended March 31, 2016 to $5.8 million for the three months ended March 31, 2017. Collaboration revenue for the three months ended March 31, 2017 was related to the Alexion and Roche agreements. We recorded collaboration revenue of $4.4 million and $6.6 million under the Alexion agreement for the three months ended March 31, 2017 and March 31, 2016, respectively. The decrease in collaboration revenue under the Alexion agreement was primarily related to a decrease in reimbursable research and development costs and a decrease in recognition of portions of the $15.0 million upfront payment and $1.8 million in milestone payments received from Alexion that are recognized over the period of performance. Also contributing to the decrease was the impact of the recognition of a milestone payment upon achievement included in the three months ended March 31, 2016. We entered into the Roche agreement in March 2016 and recorded $1.4 million and $0.2 million in collaboration revenue under the Roche agreement for the three months ended March 31, 2017 and March 31, 2016, respectively.

Research and Development Expense

Research and development expense increased by $10.9 million from $17.6 million for the three months ended March 31, 2016 to $28.5 million for the three months ended March 31, 2017. The increase in research and development expense was primarily related to the following:

•	approximately $5.0 million in increased expenses for external clinical activities as we advanced our lead drug candidates, BLU‑285, BLU‑554 and BLU-667, in Phase 1 clinical trials;
•	approximately $4.3 million in increased expenses associated with clinical manufacturing activities; and
•

approximately $1.8 million in increased personnel expense primarily due to a 29% increase in headcount and an increase in stock-based compensation expense, which were driven by growth in the clinical and non-clinical organizations.

General and Administrative Expense

General and administrative expense increased by $1.0 million from $4.6 million for the three months ended March 31, 2016 to $5.6 million for the three months ended March 31, 2017. The increase in general and administrative expense was primarily related to approximately $0.9 million in increased personnel expenses due to an increase of 25% in general and administrative headcount to support our overall growth as a publicly traded company and an increase in stock-based compensation expense.

Other Income (Expense), Net

Other income (expense), net, increased by $0.4 million from less than $0.1 million of income for the three months ended March 31, 2016 to $0.4 million of income for the three months ended March 31, 2017. The increase in other income (expense), net, was primarily related to an increase in investment income during the three months ended March 31, 2017.

Interest Expense

Interest expense decreased by less than $0.1 million from $0.1 million for the three months ended March 31, 2016 to less than $0.1 million for the three months ended March 31, 2017. The decrease was primarily related to a decrease in the average outstanding principle balance under the loan and security agreement with Silicon Valley Bank for the three months ended March 31, 2017. We expect that interest expense will continue to decrease in subsequent periods as the principal amount under the loan decreases.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through March 31, 2017, we have received an aggregate of $501.3 million from such transactions, including $312.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 IPO and December 2016 follow‑on public offering, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing. In addition, we received gross proceeds of $230.0 million from the sale of common stock in our April 2017 follow-on public offering.

As of March 31, 2017, we had cash, cash equivalents and investments of $236.3 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net cash (used in) provided by operating activities	$(31,080)	$30,751
Net cash provided by (used in) investing activities	35,787	(70,365)
Net cash provided by financing activities	(420)	(804)
Net increase (decrease) in cash and cash equivalents	$4,287	$(40,418)

Net Cash (Used in) Provided by Operating Activities. Net cash used in operating activities was $31.1 million during the three months ended March 31, 2017 compared to net cash provided by operating activities of $30.8 million during the three months ended March 31, 2016. The change in net cash used in operating activities was primarily due to changes in deferred revenue related to the timing of the upfront payment from Roche. In the three months ended March 31, 2016, we received a $45.0 million upfront payment from Roche, and in the three months ended March 31, 2017 we did not receive any upfront payments. Further, the change in net cash used by operating activities was related to an increase in net loss of $12.5 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $35.8 million during the three months ended March 31, 2017 compared to net cash used in investing activities of $70.4 million during the three months ended March 31, 2016. Net cash provided by investing activities for the three months ended March 31, 2017 consisted primarily of maturities of investments offset by purchases of investments. We classify these investments as available-for-sale and record them at fair value in the accompanying condensed consolidated balance sheets. Net cash used in investing activities for three months ended March 31, 2016 consisted primarily of purchases of investments and purchases of property and equipment.

Net Cash Used in Financing Activities. Net cash used in financing activities was $0.4 million during the three months ended March 31, 2017 compared to net cash used in financing activities of $0.8 million during the three months ended March 31, 2016. Net cash used in financing activities for the three months ended March 31, 2017 was primarily due to principal payments under the loan and security agreement with Silicon Valley Bank offset by net proceeds from the issuance of common stock upon the exercise of outstanding stock options. Net cash used in financing activities for the three months ended March 31, 2016 was primarily due to principal payments under the loan and security agreement with Silicon Valley Bank.

Borrowings

In May 2013, we entered into the loan and security agreement with Silicon Valley Bank. Under the terms of the loan and security agreement, we borrowed $5.0 million. Loan advances accrue interest at a fixed rate of 2.0% above the prime rate. In November 2014, we amended the loan and security agreement and borrowed an additional $5.0 million. Each loan advance included an interest only payment period. Through March 31, 2017, we have made principal payments of $6.7 million on the $10.0 million of advances. We are required to pay a fee of 4% of the total loan advances at the end of the term of the loan. There are no financial covenants associated with the loan and security agreement. As of March 31, 2017, we had $3.3 million in outstanding principal under the loan and security agreement.

The term loan is collateralized by a blanket lien on all corporate assets, excluding intellectual property, and by a negative pledge of our intellectual property. The term loan contains covenants, including restrictions on dividends and default provisions. We have determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore have classified the outstanding principal in current and long term liabilities based on scheduled principal payments.

See Note 7, “Term Loan,” in the accompanying notes to our unaudited consolidated financial statements for additional information.

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

As of March 31, 2017, we had cash, cash equivalents and investments of $236.3 million. Based on our current plans, we believe our existing cash, cash equivalents and investments, including the $215.6 million of net proceeds from our April 2017 follow-on public offering but excluding any potential option fees and milestone payments under our existing collaborations, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2019. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
•	the costs of securing and producing drug substance and drug product material for use in pre-clinical studies, clinical trials and for use as commercial supply;
•	the scope, prioritization and number of our research and development programs;
•	the success of our collaborations with Alexion and Roche;
•

the success of our current or future collaborations for companion diagnostic tests, including our companion diagnostic test with Ventana for BLU‑554 and our companion diagnostic test with Qiagen for BLU‑285;

•	the costs, timing and outcome of regulatory review of our drug candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;

•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we obtain;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other drug candidates and technologies; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our drug candidates.

Identifying potential drug candidates and conducting pre-clinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Contractual Obligations

As of March 31, 2017, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2016.

On April 28, 2017, we entered into a lease agreement with UP 45/75 Sidney Street, LLC, as the landlord, pursuant to which we will lease approximately 99,833 rentable square feet of office and laboratory space located at 45 Sidney Street, Cambridge, Massachusetts 02139, which we refer to as the new premises, and will relocate our corporate headquarters to the new premises. We currently anticipate relocating our corporate headquarters in the first quarter of 2018.  See Part II, Item 5. “Other Information” of this Quarterly Report on Form 10-Q for additional information on the lease agreement.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2017, we had cash, cash equivalents and investments of $236.3 million, consisting primarily of money market funds and investments in U.S. treasury obligations and U.S government agency securities.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2017 and December 31, 2016, we had minimal liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2017 and 2016.

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

Our management, with the participation of our Chief Executive Officer and Vice President of Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon such evaluation, our Chief Executive Officer and Vice President of Finance have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company with a limited operating history on which investors can base an investment decision. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in April 2011. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates and undertaking pre-clinical studies and commencing Phase 1 clinical trials for our most advanced drug candidates, BLU‑285, BLU‑554 and BLU‑667.

We are currently evaluating BLU‑285 in an ongoing Phase 1 clinical trial for defined subsets of patients with gastrointestinal stromal tumors, or GIST, BLU-285 in an ongoing Phase 1 clinical trial for advanced systemic mastocytosis, or SM, BLU‑554 in an ongoing Phase 1 clinical trial in patients with advanced hepatocellular carcinoma, or HCC, and BLU-667 in an ongoing Phase 1 clinical trial in patients with non-small cell lung cancer, or NSCLC, medullary thyroid cancer, or MTC, and other advanced solid tumors.

In September 2015, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to BLU‑554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU‑285 for the treatment of GIST and SM. In addition, in October 2016, the FDA granted fast track designation to BLU-285 for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our drug candidates.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, novel target discovery engine and initial drug candidates. To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through March 31, 2017, we have received an aggregate of $501.3 million from such transactions, including $312.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016 follow‑on public offering, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion Pharma Holding, or Alexion, a $45.0 million upfront payment from F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, and $10.0 million in gross proceeds from the debt financing. In addition, we received gross proceeds of $230.0 million from the sale of common stock in our April 2017 follow-on public offering.

Since inception, we have incurred significant operating losses. Our net losses were $28.0 million for the three months ended March 31, 2017 and $72.5 million, $52.8 million and $40.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of March 31, 2017, we had an accumulated deficit of $235.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced‑manufacturing expenses. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

To date, we have not generated any revenue from our lead drug candidates, BLU‑285, BLU‑554 and BLU‑667, and we do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, BLU‑285, BLU‑554, BLU‑667 or one of our other drug candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	initiate and successfully complete clinical trials that meet their clinical endpoints;
•	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our drug candidates;
•	establish commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•	commercialize our drug candidates, if approved, by developing a sales force or entering into additional collaborations with third parties; and
•	achieve market acceptance of our drug candidates in the medical community and with third‑party payors.

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

The development of pharmaceuticals is capital‑intensive. We are currently advancing our lead drug candidates, BLU‑285, BLU‑554 and BLU‑667, through clinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for, our drug candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of Alexion, Roche or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our drug candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of March 31, 2017, we had cash, cash equivalents and investments of $236.3 million. Based on our current plans, we believe our existing cash, cash equivalents and investments, including the net proceeds from our April 2017 follow-on public offering but excluding any potential option fees and milestone payments under our existing collaborations, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2019. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
•	the costs of securing and producing drug substance and drug product material for use in pre-clinical studies, clinical trials and for use as commercial supply;
•	the scope, prioritization and number of our research and development programs;
•	the success of our collaborations with Alexion and Roche;
•

the success of our current or future collaborations for companion diagnostic tests, including our companion diagnostic test with Ventana Medical Systems, Inc., or Ventana, for BLU‑554 and our companion diagnostic test with QIAGEN Manchester Limited, or Qiagen, for BLU‑285;

•	the costs, timing and outcome of regulatory review of our drug candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we obtain;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other drug candidates and technologies; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our drug candidates.

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

Risks Related to Drug Development and Regulatory Approval

We are very early in our development efforts with only three drug candidates, BLU‑285, BLU‑554 and BLU‑667, in clinical development. All of our other drug candidates are currently in pre-clinical or earlier stages of development. If we are unable to advance our other drug candidates to clinical development, obtain regulatory approval for our lead drug candidates or other drug candidates and ultimately commercialize our lead drug candidates or other drug candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts with only three drug candidates,  BLU‑285, BLU‑554 and BLU‑667, in clinical development. All of our other drug candidates are currently in pre-clinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our lead drug candidates, BLU‑285, BLU‑554 and BLU‑667. Our ability to generate drug revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. In addition, for some of our drug candidates, in order to select patients most likely to respond to treatment and rapidly confirm mechanistic and clinical proof-of-concept, we may seek to develop companion diagnostic tests, which are assays or tests to identify an appropriate patient population. For example, we have entered into agreements with Ventana to develop and commercialize a companion diagnostic test for BLU‑554 that we expect to use to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression and Qiagen to develop and commercialize a companion diagnostic test for BLU‑285 that we expect to use to identify GIST patients with the PDGFRα D842V mutation. Companion diagnostic tests are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our lead drug candidates and other drug candidates will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials, including our current Phase 1 clinical trials for BLU‑285, BLU‑554 and BLU‑667;
•	successful completion of pre-clinical studies for our other drug candidates;
•	approval of Investigational New Drug applications for future clinical trials for our other drug candidates;
•

successful development of any companion diagnostic tests for use with our drug candidates, including the development of a companion diagnostic test for BLU‑554 for identifying HCC patients with FGF19 signaling and BLU-285 for identifying GIST patients with the PDGFRα D842V mutation;

•	receipt of regulatory approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our drug candidates;
•	launching commercial sales of our drug candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of the drug candidates, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	enforcing and defending intellectual property rights and claims; and
•	maintaining a continued acceptable safety profile of the drug candidates following approval.

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

Each of our lead drug candidates, BLU‑285, BLU‑554 and BLU‑667, is in clinical development, and all of our other drug candidates are in pre-clinical development. The risk of failure for our lead drug candidates and other drug candidates is high. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our pre-clinical studies, current Phase 1 clinical trials and future clinical trials may not be successful.

We are currently evaluating BLU‑285 in an ongoing Phase 1 clinical trial for defined subsets of patients with GIST, BLU-285 in an ongoing Phase 1 clinical trial for advanced SM, BLU‑554 in an ongoing Phase 1 clinical trial in patients with advanced HCC and BLU-667 in an ongoing Phase 1 clinical trial in patients with NSCLC, MTC and other advanced solid tumors.

Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, in the European Union for each drug candidate and, consequently, the ultimate approval and commercial marketing of BLU‑285, BLU‑554, BLU‑667 and our other drug candidates. We do not know whether any of our clinical trials for our lead drug candidates will be completed on schedule, if at all.

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

•

the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•

our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

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

If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our drug candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	be subject to post-marketing testing requirements; or
•	have the drug removed from the market after obtaining marketing approval.

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

We focus our research and product development on treatments for cancer and rare genetic diseases, including genomically defined cancer and diseases driven by abnormal kinase activation. Because the target patient populations for our drug candidates are relatively small, it may be difficult to successfully identify patients. We have entered into agreements with Ventana to develop and commercialize a companion diagnostic test for BLU‑554 in order to identify

HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression and with Qiagen to develop and commercialize a companion diagnostic test for BLU‑285 in order to identify GIST patients with the PDGFRα D842V mutation. We may engage third parties to develop companion diagnostic tests for use in some of our other current or future clinical trials. However, Ventana, Qiagen or other third parties may not be successful in developing such companion diagnostic tests, furthering the difficulty in identifying patients for our clinical trials. Our inability to enroll a sufficient number of patients in our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we are unable to include patients with the driver of the disease, including the applicable genomic alteration for diseases in genomically defined patient populations, this could compromise our ability to seek participation in the FDA’s expedited review and approval programs, including breakthrough therapy designation and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines. In addition, our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our drug candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, prospects and ability to achieve or sustain profitability.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals both for our drug candidates and for any related companion diagnostic tests, we will not be able to commercialize, or will be delayed in commercializing, our drug candidates, and our ability to generate revenue will be materially impaired.

Our drug candidates and any related companion diagnostic tests, including the companion diagnostic tests that we are developing with Ventana for BLU‑554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression and with Qiagen for BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We may also need marketing approval for any related companion diagnostic tests, including the companion diagnostic tests that we are developing with Ventana for BLU-554 and with Qiagen for BLU‑285. We have not received approval to market any of our drug candidates or related companion diagnostic tests from regulatory authorities in any jurisdiction, and it is possible that none of our current or future drug candidates or related companion diagnostic tests will ever obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, if approval is obtained at all, both in the United States and abroad is expensive, may take many years if additional clinical trials are required and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA for a drug candidate, Pre‑Market Approval, or PMA, application for a companion diagnostic test or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical, clinical or other studies. Our drug candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

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

In October 2016, the FDA granted fast track designation to BLU‑285 for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. We may also seek fast track designation for some of our other drug candidates. If a drug is intended for the treatment of a serious or life‑threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received fast track designation for BLU‑285 for treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy, or even if we receive fast track designation for our other drug candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

While we have received orphan drug designation for two of our lead drug candidates, BLU‑285 and BLU‑554, for specified indications, we may seek orphan drug designation for some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

In September 2015, the FDA granted orphan drug designation to BLU‑554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU‑285 for the treatment of GIST and SM. As part of our business strategy, we may seek orphan drug designation for some of our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers.

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

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek orphan drug designation for our other drug candidates in addition to BLU‑554 for the treatment of HCC and BLU‑285 for the treatment of GIST and SM, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations.

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

The precise incidence and prevalence for SM, GIST, HCC and RET-driven NSCLC and MTC are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. We estimate that in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan, or the Major Markets, there are approximately: (i) 4,100 patients with advanced forms of SM, including smoldering SM, who have the KIT D816V mutation; (ii) 500 patients with PDGFRα D842V-driven GIST; (iii) 6,300 second line and third line patients with GIST who have a KIT Exon 17 mutation; (iv) 18,900 first line and approximately 8,000 second line HCC patients with aberrantly active FGFR4 signaling, as indicated by FGF19 overexpression; and (iv) 10,000 patients with RET-driven NSCLC and approximately 600 patients with RET-driven MTC.

The total addressable market opportunity for BLU‑285 for the treatment of patients with SM and GIST, BLU‑554 for the treatment of patients with HCC and BLU‑667 for the treatment of patients with NSCLC and MTC will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of BLU‑285, BLU‑554 and BLU‑667, if our drug candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the Major Markets and elsewhere, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If BLU-285 receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin, a multi-kinase inhibitor with KIT D816V inhibitory activity that was recently approved by the FDA for the treatment of advanced SM. In addition, if BLU-285 receives marketing approval for advanced SM, GIST and/or for GIST patients with the PDGFRα D842V mutation, it may face competition from other drug candidates in development for these indications, including drug candidates in development by AB Science S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Deciphera Pharmaceuticals, LLC and Plexxikon Inc., a wholly-owned subsidiary of Daiichi Sankyo Company, Limited. Further, if BLU-554 receives marketing approval for HCC patients with aberrantly active FGFR4 signaling, as indicated by FGF19 overexpression, it will face competition from sorafenib and regorafenib, the only approved systemic medical therapies for HCC. In addition, BLU-554 may face competition from other drug candidates in development by AstraZeneca plc, Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Incyte Corporation, Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd., U3 Pharma GmbH, a wholly-owned subsidiary of Daiichi Sankyo Company, Limited, and Xoma Ltd. If BLU‑667 receives marketing approval for patients with RET-driven cancers, it may face competition from other drug candidates in development, including drug candidates in development by ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AstraZeneca plc, Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Ignyta, Inc., Loxo Oncology, Inc., Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. and Roche.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of any related companion diagnostic tests, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostic tests. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostic tests. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into agreements to develop and commercialize companion diagnostic tests with Ventana for BLU‑554 in order to identify HCC patients with aberrantly active FGFR4 signaling as indicated by FGF19 overexpression and with Qiagen for BLU‑285 in order to identify GIST patients with the PDGFRα D842V mutation. However, we have not yet initiated commercialization of these companion diagnostic tests or development and commercialization of companion diagnostic tests for any of our other programs. We have little experience in the development and commercialization of companion diagnostic tests and may not be successful in developing and commercializing appropriate companion diagnostic tests to pair with any of our drug candidates that receive marketing approval. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing and commercializing companion diagnostic tests, we expect to rely on Ventana and Qiagen to design, manufacture, obtain regulatory approval for and commercialize the companion diagnostic tests for BLU‑554 and BLU‑285, respectively, and we expect to rely in whole or in part on other third parties to design, manufacture, obtain regulatory approval for and commercialize any other companion diagnostic tests for our drug candidates. We and our collaborators, including Ventana and Qiagen, may encounter difficulties in developing and obtaining approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic test that we may seek to develop, our collaborators, including Ventana and Qiagen:

•	may not perform their respective obligations as expected or as required under our agreements with them;

•	may not pursue commercialization of a companion diagnostic test even if it receives any required regulatory approvals;
•

may elect not to continue the development of a companion diagnostic test based on changes in their or other third parties’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

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
•

we may not realize the full commercial potential of any drug candidates that receive marketing approval if, among other reasons, we are unable to appropriately select patients who are likely to benefit from treatment with our drugs.

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

Even if we are able to commercialize any drug candidates, such drugs may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

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

Our ability to commercialize any drug candidates successfully also will depend in part on the extent to which coverage and reimbursement for these drug candidates and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for any drug candidate that we commercialize and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any drug launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any drugs on the market, once we begin commercializing our drug candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

Our future profitability may depend, in part, on our ability to commercialize our drug candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our drug candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our drug candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our drug candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our drug candidates and ultimately commercialize our drug candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•	our customers’ ability to obtain reimbursement for our drug candidates in foreign markets;
•	our inability to directly control commercial activities because we are relying on third parties;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer accounts receivable collection times;
•	longer lead times for shipping;

•	language barriers for technical training;
•	reduced protection of intellectual property rights in some foreign countries;
•	the existence of additional potentially relevant third-party intellectual property rights;
•	foreign currency exchange rate fluctuations; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of our drug candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly countries in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. In addition, the recent United Kingdom referendum on its membership in the European Union resulted in a majority of United Kingdom voters voting to exit the European Union, often referred to as Brexit. Brexit has already and may continue to adversely affect European and/or worldwide regulatory conditions. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which European Union laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the European Union and the United Kingdom.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of the drug candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate drug revenue.

In addition, our collaborations with Alexion and Roche, as well as any future collaborations that we enter into, may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

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

We and our CROs are required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our current or future clinical trials comply with GCPs. In addition, our clinical trials must be conducted with drug candidates produced under cGMPs regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. As a result, we believe that our financial results and the commercial prospects for our drug candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

The facilities used by our contract manufacturers to manufacture our drug candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our drug candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our drug candidates.

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

The active pharmaceutical ingredients, or API, drug product and drug substance used in our lead drug candidates are supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug product and drug substance for these drugs in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of any such API, drug product or drug substance in the event any of our current suppliers of such API, drug product and drug substance cease their operations for any reason.

For all of our drug candidates, we intend to identify and qualify additional manufacturers to provide such API, drug product and drug substance prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our drug candidates, including BLU‑285, BLU‑554 and BLU‑667, and our core technologies, including our novel target discovery engine and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patents and patent applications that relate to BLU‑285 and BLU‑554 as composition of matter. We also own applications relating to composition of matter for KIT inhibitors with multiple compound families, composition of matter for FGFR4 inhibitors with multiple compound families and composition of matter for inhibitors of the predicted RET resistant mutants with multiple compound families, as well as methods of use for these novel compounds. The issued patent directed to BLU‑554 composition of matter has a statutory expiration date in 2034, the issued patent directed to BLU‑285 composition of matter has a statutory expiration date in 2034 and any patents issuing from our pending patent applications are projected to expire between 2034 and 2037.

As of April 30, 2017, we owned three issued U.S. patents, six pending U.S. non-provisional patent applications, one pending U.S. provisional patent application, 28 foreign patent applications in a number of jurisdictions, including Australia, Argentina, Brazil, Bolivia, Canada, China, the European Union, Hong Kong, Israel, India, Iraq, Japan, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, South Korea, Taiwan, Uruguay and Venezuela, and one pending Patent Cooperation Treaty, or PCT, patent application directed to our KIT program, including BLU‑285. Any U.S. or ex‑U.S. patents issuing from the pending applications covering BLU‑285 will have a statutory expiration date of October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of April 30, 2017, we owned five issued U.S. patents, two pending U.S. non-provisional patent applications, three pending U.S. provisional patent applications, one issued foreign patent and 44 pending foreign patent applications in a number of jurisdictions, including Argentina, Australia, Bolivia, Brazil, Canada, China, Egypt, the European Union, Hong Kong, Israel, India, Indonesia, Iraq, Japan, South Korea, Lebanon, Mexico New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, Taiwan, Thailand, Uruguay and Venezuela, directed to our FGFR4 program, including BLU‑554. Any U.S. or ex‑U.S. patent issuing from the pending applications covering BLU‑554 will have a statutory expiration date of July 2033, December 2033, October 2034 or September 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

As of April 30, 2017, we owned two pending U.S. non-provisional patent applications, three pending PCT applications, six pending foreign patent applications filed in Argentina, Lebanon, Uruguay and Taiwan, and two pending U.S. provisional patent applications directed to our RET program, which, if issued, will have statutory expiration dates of 2036 or 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of April 30, 2017, we owned nine U.S. patent applications, nine European Union patent applications and one pending PCT patent application directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same methods or formulations or the same subject matter, in either case, that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first-to-file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty. For example, we are aware of a U.S. patent owned by a third party that has generic composition of matter claims that cover BLU‑554. If the claims of this third-party patent are asserted against us, we do not believe BLU‑554 or our proposed activities related to BLU‑554 would be found to infringe any valid claim of this patent. While we may decide to initiate proceedings to challenge the validity of this patent in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, without payment to us, or could limit the duration of the patent protection covering our technology and drug candidates. Such challenges may also result in our inability to manufacture or commercialize our drug candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates and technology, including interference proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our drugs are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to kinase inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of a U.S. patent owned by a third party that has generic composition of matter claims that cover BLU‑554. If the claims of this third-party patent are asserted against us, we do not believe BLU‑554 or our proposed activities related to BLU‑554 would be found to infringe any valid claim of this patent. While we may decide to initiate proceedings to challenge the validity of this patent in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our drug candidates. If a patent holder believes our drug or drug candidate infringes on its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our drug candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us. Without such a license, we could be forced, including by court order, to cease developing and commercializing the infringing technology or drug candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed such third-party patent rights. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents and other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims. A court may disagree with our allegations, however, and may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the third-party technology in question. Further, such third parties could counterclaim that we infringe their intellectual property or that a patent we have asserted against them is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace. In addition, third parties may initiate legal proceedings against us to assert such challenges to our intellectual property rights. The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our current or future patents, but that could nevertheless be determined to render our patents invalid.

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

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time-consuming and is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our drugs or procedures, we may not be able to stop a competitor from marketing drugs that are the same as or similar to our drug candidates, which would have a material adverse effect on our business.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first-to-file” system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

In addition to the protection afforded by patents, we rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. With respect to the building of our proprietary compound library, we consider trade secrets and know-how to be our primary intellectual property. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our consultants and employees. We may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, however, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

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

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our drug candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate such technologies or features would have a material adverse effect on our business, and may prevent us from successfully commercializing our drug candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our drug candidates, which would have an adverse effect on our business, results of operations and financial condition.

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

As of April 30, 2017, we had 114 full-time employees, and in connection with operating as a public company, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug candidates’ development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or drug candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our drug candidates could be delayed.

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. In addition, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

Risks Related to Our Common Stock

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and expect to continue to incur, particularly after we are no longer an “emerging growth company,” significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission, or SEC, and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and in the future may be subject to substantial volatility. In addition, the stock market in general, and NASDAQ listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $47.40 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The NASDAQ Global Select Market, through April 30, 2017. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

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

As of March 31, 2017, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially owned shares of common stock representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirors to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) December 31, 2020; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002;
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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2016, we had federal net operating loss carryforwards of approximately $179.8 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

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

We received approximately $154.8 million in net proceeds after deducting underwriting discounts and commissions and offering expenses paid by us. As of March 31, 2017, we estimate that we have used approximately $151.7 million of the net proceeds from the offering as follows: approximately $41.1 million of external costs to fund our Phase 1 clinical trials for BLU-285, BLU-554 and BLU-667; approximately $36.9 million of external costs for new and ongoing research activities; approximately $29.6 million of internal research and development costs; and approximately $44.1 million for working capital and other general corporate purposes. None of the offering expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, and we have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any such persons. There has been no material change in the planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on April 30, 2015 pursuant to Rule

424(b)(4) under the Securities Act. We have invested the unused proceeds from the offering in cash equivalents and investments in accordance with our investment policy.

Item 5.  Other Information

On April 28, 2017, we entered into a lease agreement with UP 45/75 Sidney Street, LLC, as the landlord, pursuant to which we will lease approximately 99,833 rentable square feet of office and laboratory space located at 45 Sidney Street, Cambridge, Massachusetts 02139, which we refer to as the new premises, and will relocate our corporate headquarters to the new premises. We currently anticipate relocating our corporate headquarters in the first quarter of 2018. The date on which we will become responsible for paying rent under the lease agreement, or the commencement date, will be the earlier of (i) the date upon which we first occupy the new premises for business purposes or (ii) the later of October 1, 2017 and 120 days after the landlord delivers the new premises to us with the current tenant vacated and certain agreed upon work substantially completed by the landlord. We currently anticipate the commencement date will be approximately October 1, 2017. The initial term of the lease agreement will be for a 146 month period beginning on the commencement date, unless terminated sooner. The lease agreement also provides us with an option to extend the lease agreement for two consecutive five-year periods at the then fair market annual rent, as defined in the lease agreement, as well as a right of first offer with respect to leasing additional space adjacent to the new premises. During the initial term of the lease agreement, our monthly base rent for the new premises will start at approximately $641,000 beginning on the commencement date through the 14 month anniversary of the commencement date. Our monthly base rent will increase by 3.0% on the 14 month anniversary of the commencement date and will increase by an additional 3.0% on an annual basis for the remainder of the initial term up to a maximum monthly base rent of approximately $887,000. Pursuant to the lease agreement, we will also be obligated to pay certain taxes and operating costs associated with the new premises during the term of the lease agreement. The landlord has also agreed to provide us with a tenant improvement allowance of approximately $14.2 million for improvements to be made to the new premises. We will be obligated to maintain a security deposit with the landlord in the amount of $3.5 million, which is subject to reduction by up to $1.0 million during the term of the lease agreement, subject to the satisfaction of specified terms and conditions.

The foregoing description of the lease agreement is qualified in its entirety by reference to the complete text of such agreement, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blueprint Medicines Corporation

Date: May 3, 2017	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 3, 2017	By:	/s/ Michael Landsittel
Michael Landsittel
Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Lease Agreement, dated April 28, 2017, by and between the Registrant and UP 45/75 Sidney Street, LLC
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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