Form 10-Q
period 2017-06-30
Blueprint Medicines Corp
filed 2017-08-02
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended June 30, 2017

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on July 31, 2017: 39,122,349

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

•	our ability to advance drug candidates into, and successfully complete, clinical trials;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization of our drug candidates, if approved;
•	the pricing and reimbursement of our drug candidates, if approved;
•	the implementation of our business model, strategic plans for our business, drug candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of our existing cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., as well as our ability to enter into other strategic arrangements;
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$91,346	$52,069
Investments, available-for-sale	329,668	162,090
Unbilled accounts receivable	3,075	3,577
Prepaid expenses and other current assets	7,239	2,689
Total current assets	431,328	220,425
Investments, available-for-sale	—	54,059
Property and equipment, net	7,774	6,188
Other assets	852	856
Restricted cash	4,767	1,267
Total assets	$444,721	$282,795
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,581	2,211
Accrued expenses	17,396	11,746
Current portion of deferred revenue	9,296	11,426
Current portion of lease incentive obligation	1,714	578
Current portion of deferred rent	26	—
Current portion of term loan payable	1,979	2,551
Total current liabilities	32,992	28,512
Deferred rent, net of current portion	1,659	932
Deferred revenue, net of current portion	32,109	35,809
Lease incentive obligation, net of current portion	3,005	2,792
Term loan payable, net of current portion	692	1,518
Other long term liabilities	175	154
Commitments (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 39,080,152 and 33,125,479 shares issued at June 30, 2017 and December 31, 2016, respectively, and 39,080,152 and 33,123,354 shares outstanding at June 30, 2017 and December 31, 2016, respectively	39	33
Additional paid-in capital	643,223	420,533
Accumulated other comprehensive loss	(314)	(18)
Accumulated deficit	(268,859)	(207,470)
Total stockholders’ equity	374,089	213,078
Total liabilities and stockholders’ equity	$444,721	$282,795

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Collaboration revenue	$5,890	$7,065	$11,730	$13,921
Operating expenses:
Research and development	33,271	21,273	61,758	38,908
General and administrative	6,833	4,688	12,516	9,334
Total operating expenses	40,104	25,961	74,274	48,242
Other income (expense):
Other income (expense), net	861	131	1,286	192
Interest expense	(59)	(129)	(131)	(269)
Total other income (expense)	802	2	1,155	(77)
Net loss	$(33,412)	$(18,894)	$(61,389)	$(34,398)
Other comprehensive loss:
Unrealized (loss) gain on investments	(200)	24	(296)	55
Comprehensive loss	$(33,612)	$(18,870)	$(61,685)	$(34,343)
Net loss per share applicable to common stockholders — basic and diluted	$(0.86)	$(0.70)	$(1.71)	$(1.27)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted	38,775	27,170	35,998	27,129

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(61,389)	$(34,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	791	782
Noncash interest expense	19	42
Stock-based compensation	5,219	2,589
Accretion of premiums and discounts on investments	76	110
Changes in assets and liabilities:
Unbilled accounts receivable	502	63
Prepaid expenses and other current assets	(2,608)	1,943
Other assets	4	(17)
Accounts payable	297	427
Accrued expenses	3,953	2,202
Deferred revenue	(5,830)	39,412
Deferred rent	369	(237)
Net cash (used in) provided by operating activities	(58,597)	12,918
Investing activities
Purchases of property and equipment	(457)	(1,814)
Restricted cash	(3,500)	119
Purchases of investments	(209,892)	(69,222)
Maturities of investments	96,000	6,000
Net cash (used in) investing activities	(117,849)	(64,917)
Financing activities
Principal payments on loan payable	(1,417)	(1,667)
Payment of offering costs	(716)	—
Proceeds from public offering of common stock, net of commissions and underwriting discounts	216,200	—
Proceeds from issuance of common stock, net of repurchases	1,656	345
Net cash provided by (used in) financing activities	215,723	(1,322)
Net increase (decrease) in cash and cash equivalents	39,277	(53,321)
Cash and cash equivalents at beginning of period	52,069	162,707
Cash and cash equivalents at end of period	$91,346	$109,386
Supplemental cash flow information
Public offering costs incurred but unpaid at period end	$306	$—
Property and equipment purchases unpaid at period end	$1,920	$116
Cash paid for interest	$91	$180

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

As of June 30, 2017, the Company had cash, cash equivalents and investments of $421.0 million. Based on the Company’s current plans, the Company believes its existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under its existing collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche), will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements into the second half of 2019.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include the accounts of the Company and its wholly-owned subsidiary, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell, and hold securities. All intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2017 and the results of its operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

On December 13, 2016 and April 4, 2017, the Company closed underwritten public offerings of 5,750,000 shares in each offering. The significant increase in shares outstanding is expected to impact the year-over-year comparability of the Company’s net loss per share calculations.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605-25, Multiple-Element Arrangements and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance will be effective for annual reporting periods (including interim reporting periods within those years) beginning January 1, 2018.  Early adoption in 2017 is permitted. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented (the full retrospective method) or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adoption of the new standard effective January 1, 2018 under the modified retrospective method. The Company believes there may be a potential impact in the way it recognizes revenue under its agreement with Roche as well as the recognition of milestone revenue prior to achievement. The Company is in the process of determining the impact of the new guidance on its financial statements.

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

Cash equivalents and investments, available-for-sale, consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	Average	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$57,397	$—	$—	$57,397
Government agency securities		33,949	—	—	33,949
Investments, available-for-sale:
U.S. treasury obligations	303 Days	317,988	—	(314)	317,674
Government agency securities	91 Days	11,994	—	—	11,994
Total		$421,328	$—	$(314)	$421,014

	Average	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$52,069	$—	$—	$52,069
Investments, available-for-sale:
U.S. treasury obligations	298 Days	216,167	14	(32)	216,149
Total		$268,236	$14	$(32)	$268,218

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three and six months ended June 30, 2017 and June 30, 2016, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

At June 30, 2017, the Company held 50 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2017 was $318.4 million, and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than temporary impairment as of June 30, 2017.

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

Financial instruments measured at fair value as of June 30, 2017 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$57,397	$57,397	$—	$—
Government agency securities	33,949	33,949
Investments, available-for-sale:
U.S Treasury obligations	317,674	317,674	—	—
Government agency securities	11,994	11,994
Total	$421,014	$421,014	$—	$—

Financial instruments measured at fair value as of December 31, 2016 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$52,069	$52,069	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	216,149	216,149	—	—
Total	$268,218	$268,218	$—	$—

The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because the Company’s interest rate yield approximates current market rates. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

5. Restricted Cash

As of June 30, 2017 and December 31, 2016, $4.8 million and $1.3 million of restricted cash was included in long-term assets on the Company’s balance sheet, respectively. As of June 30, 2017, $1.3 million of the restricted cash is related to a security deposit for the lease agreement for the Company’s current corporate headquarters located at 38 Sidney Street in Cambridge, Massachusetts. On April 28, 2017, the Company entered into a lease agreement (the Lease Agreement) with UP 45/75 Sidney Street, LLC (Landlord) for approximately 99,833 rentable square feet of office and laboratory space located at 45 Sidney Street in Cambridge, Massachusetts which the Company gained control over on June 1, 2017. The initial term of the Lease Agreement will be for a 146 month period, which the Company currently anticipates will commence on October 1, 2017. The Lease Agreement requires the Company to maintain a security deposit with the Landlord in the amount of $3.5 million, which is included in restricted cash of June 30, 2017. The security deposit is subject to reduction by up to $1.0 million during the term of the Lease Agreement, subject to the satisfaction of specified terms and conditions.

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

During both the three months ended June 30, 2017 and 2016, the Company recognized revenue under the Roche agreement of $1.4 million, which represents a portion of the $45.0 million upfront payment. During the six months ended June 30, 2017 and 2016, the Company recognized revenue under the Roche agreement of $2.8 million and $1.6 million, respectively, which represents a portion of the $45.0 million upfront payment.

Alexion

In March 2015, the Company entered into a research, development and commercialization agreement (Alexion agreement) with Alexion to research, develop and commercialize one or more drug candidates targeting the ALK2 kinase for the treatment of fibrodysplasia ossificans progressiva. On July 26, 2017, the Company received written notice from Alexion of its election to terminate for convenience the Alexion agreement. In accordance with the Alexion agreement, the termination will become effective on October 24, 2017, which is 90 days following the date of receipt of the notice by the Company. See Note 11 “Subsequent Event.”

Under the terms of the Alexion agreement, the Company was responsible for research and pre‑clinical development activities related to any drug candidates, and Alexion was responsible for all clinical development, manufacturing and commercialization activities related to any drug candidates. In addition, Alexion was responsible for funding 100% of the Company’s research and development costs incurred under the research plan, including pass‑through costs and a negotiated yearly rate per full‑time equivalent for its employees’ time and their associated overhead expenses. The Company received a $15.0 million non‑refundable upfront payment in March 2015 upon execution of the Alexion agreement and was eligible to receive over $250.0 million in payments upon the successful achievement of pre‑specified pre‑clinical, clinical, regulatory and commercial milestones as follows: (i) up to $6.0 million in pre‑clinical milestone payments for the first licensed product, (ii) up to $83.0 million and $61.5 million in development milestone payments for the first and second licensed products, respectively, and (iii) up to $51.0 million in commercial milestone payments for each of the first and second licensed products. Prior to receipt by the Company of the notice of termination, the Company had received an aggregate amount of $3.8 million in pre-clinical milestone payments. The Company will not be entitled to receive payment for additional milestones, if any, achieved after the receipt of the notice of termination of the collaboration. Prior to termination, Alexion was required to pay the Company tiered royalties, ranging from mid‑single to low‑double digit percentages, on a country‑by‑country and licensed-product‑by‑licensed product basis, on worldwide net product sales of licensed products. Prior to termination, the royalty term for each licensed product in each country was the period commencing with first commercial sale of such licensed product in such country and ending on the later of (i) the expiration of the last‑to‑expire valid claim of specified patents covering such licensed product, (ii) the expiration of the applicable regulatory exclusivity period, and (iii) 10 or 15 years from specified commercial sales. There are no refund provisions in the Alexion agreement.

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

The Company determined that the license did not have value to Alexion on a stand-alone basis due to the specialized nature of the research services to be provided by the Company that are not available in the marketplace. Therefore, the deliverables are not separable and, accordingly, the license, undelivered research and development activities and JSC and JPT participation are a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition model on the final deliverable. Under the Alexion agreement, the last deliverable that was anticipated to be completed was the Company’s research and development activities and participation on the JSC and JPT, which were expected to be delivered over the same performance period. The Company was utilizing a proportional performance model to recognize revenue under the Alexion agreement. As a result of the termination of the Alexion agreement, the Company anticipates recognizing the remaining deferred revenue balance related to the revenue recognized under the collaboration utilizing the proportional performance model over the remaining period of involvement.

The Company evaluated whether the milestones that it was eligible to receive in connection with the Alexion agreement were substantive or non-substantive milestones. The Company concluded that the first pre-clinical milestone payment received from Alexion was non-substantive due to the certainty at the date the Alexion agreement was entered into that the milestone event would be achieved. In the second quarter of 2015, the Company achieved the first pre-clinical milestone under the Alexion agreement and received a $1.8 million payment from Alexion. The Company is recognizing revenues from the related milestone payment over the period of performance. As a result of the termination of the Alexion agreement, the Company anticipates recognizing the remaining deferred revenue balance related to the revenue recognized under the collaboration utilizing the proportional performance model over the remaining period of involvement.

The remaining non-refundable pre-clinical milestones that the Company was eligible to achieve as a result of the Company’s efforts prior to the notice of termination by Alexion were considered substantive and would have been recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria were met. The Company has recognized and received an aggregate of $2.0 million in substantive milestones through June 30, 2017. Milestones that were expected to be achieved after the period of substantial involvement were not considered substantive because the Company would not contribute effort to the achievement of such milestones. These milestones would have been recognized as revenue upon achievement of the milestone, assuming all other revenue recognition criteria were met, as there would have been no undelivered elements remaining and no continuing performance obligations.

During the three and six months ended June 30, 2017, the Company recognized revenue under the Alexion agreement of $4.5 million and $8.9 million, respectively, which represents $3.1 million and $5.9 million, respectively, of reimbursable research and development costs, as well as a portion of the $15.0 million upfront payment and the $1.75 million non-substantive milestone payment previously received. During the three and six months ended June 30, 2016, the Company recognized revenue under the Alexion agreement of $5.7 million and $12.3 million, respectively, which represents $3.4 million and $7.6 million, respectively, of reimbursable research and development costs, the $0.75 million milestone payment recognized in the six months ended June 30, 2016, which was recognized upon achievement, as well as the net portion of the $15.0 million upfront payment and the $1.75 million non-substantive milestone payment previously received. During the six months ended June 30, 2017, the Company received $6.4 million related to reimbursable research and development costs under the Alexion agreement. As of June 30, 2017, the Company has recorded unbilled accounts receivable of $3.1 million related to reimbursable research and development costs under the Alexion agreement for activities performed during the second quarter of 2017.

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

Future minimum payments, which include principal and interest due under each of the 2013 Term Loan and the 2014 Term Loan, are $1.2 million, in the aggregate, for the remainder of 2017 and $1.6 million, in the aggregate, in 2018.

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

   The Company recorded a debt discount upon issuance of the warrants, which is being accreted as interest expense over the remaining term of the loan. The Company recorded interest expense related to the Series A Warrant and the Series B Warrant of less than $0.1 million in the three and six months ended June 30, 2017 and 2016, respectively.

8. Stock Awards

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash‑based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2017, the number of shares reserved for issuance under the 2015 Plan was increased by 1,325,019 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. At June 30, 2017, there were 1,905,829 shares available for future grant under the 2015 Plan.

Awards

Options and restricted stock awards granted by the Company generally vest ratably over four years, with a one‑year cliff for new employee awards, and are exercisable from the date of grant for a period of ten years.

A summary of the Company’s unvested restricted stock and related information follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2016	2,125	$1.25
Vested	(2,125)	1.25
Repurchased	—	—
Unvested at June 30, 2017	—	—

The total fair value of restricted stock that vested during the three months ended June 30, 2017 and 2016 was less than $0.1 million and $0.7 million, respectively. The total fair value of restricted stock that vested during the six months ended June 30, 2017 and 2016 was $0.1 million and $1.4 million, respectively.

A summary of the Company’s stock option activity and related information follows:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(1)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2016	2,622,741	$11.67	8.30	$44,025
Granted	992,572	37.55
Exercised	(196,970)	8.54
Canceled	(21,863)	17.36
Outstanding at June 30, 2017	3,396,480	$19.38	8.45	$106,292
Exercisable at June 30, 2017	1,183,056	$9.73	7.73	$48,431
Vested and expected to vest at June 30, 2017	3,396,480	$19.38	8.45	$106,292

(1)	Intrinsic value represents the amount by which the fair market value as of June 30, 2017 of the underlying common stock exceeds the exercise price of the option.

The fair value of stock options is estimated on the grant date using the Black‑Scholes option‑pricing model based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Risk-free interest rate	1.93%	1.36	2.07%	1.55%
Expected dividend yield	—%	—	—%	—%
Expected term (years)	5.9	5.7	6.0	6.0
Expected stock price volatility	74.64%	75.38	75.23%	76.52%

The weighted‑average grant date fair value of options granted in the three months ended June 30, 2017 and 2016 was $27.78 and $12.22, respectively. The total intrinsic value of options exercised in the three months ended June 30, 2017 and 2016 was $2.7 million and $0.6 million, respectively. The weighted‑average grant date fair value of options granted in the six months ended June 30, 2017 and 2016 was $24.91 and $10.61 respectively. The total intrinsic value of options exercised in the six months ended June 30, 2017 and 2016 was $6.1 million and $1.0 million, respectively.

Total stock‑based compensation expense recognized for all stock‑based compensation awards in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$1,498	$757	$2,622	$1,283
General and administrative	1,481	730	2,597	1,306
Total stock-based compensation expense	$2,979	$1,487	$5,219	$2,589

At June 30, 2017, the Company had $35.0 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted‑average period of 2.65 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefit will be recorded when realized.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2017, the number of shares reserved for issuance under the 2015 ESPP was increased by 331,254 shares. The Company issued 7,703 shares and 11,426 shares under the ESPP during the six months ended June 30, 2017 and 2016, respectively.

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

	Six Months Ended
	June 30,
	2017	2016
Stock options	3,396,480	2,462,926
Unvested restricted stock	—	49,575
Total	3,396,480	2,512,501

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 38,774,591 and 27,170,423 for the three months ended June 30, 2017 and 2016, respectively. The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 35,997,572 and 27,129,171 for the six months ended June 30, 2017 and 2016, respectively

10. Commitments

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The lease ends on October 31, 2022. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the seven year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The Company is recording rent expense on a straight-line basis through the end of the lease term. The Company has recorded deferred rent on the condensed consolidated balance sheet at June 30, 2017, accordingly. The lease provides the Company with an allowance for leasehold improvements of $4.3 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is included in lease incentive obligations on the balance sheets. The lease agreement required the Company to pay a security deposit of $1.3 million, which is recorded in restricted cash on the Company’s balance sheet.

On April 28, 2017, the Company entered into a lease agreement for approximately 99,833 rentable square feet of office and laboratory space located at 45 Sidney Street in Cambridge, Massachusetts, which the Company gained control over on June 1, 2017. The initial term of the lease agreement will be for a 146 month period, which the Company currently anticipates will commence on October 1, 2017. The lease agreement also provides the Company with an option to extend the lease for two consecutive five-year periods. During the initial term of the lease agreement, the Company has agreed to pay an initial annual base rent of approximately $7.7 million, which rises periodically until it reaches approximately $10.6 million. The Company is recording rent expense on a straight-line basis through the end of the lease term. The Company has recorded deferred rent on the condensed and consolidated balance sheet at June 30, 2017 accordingly. The landlord has also agreed to provide the Company with a tenant improvement allowance of approximately $14.2 million for improvements to be made to the premises. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives of $1.6 million is included in the lease incentive obligation on the balance sheet as of June 30, 2017. The lease agreements required the Company to pay a security deposit of $3.5 million, which is recorded in restricted cash on the Company’s balance sheet.

For the three months ended June 30, 2017 and 2016, rent expense was $1.1 million and $0.5 million, respectively. For the six months ended June 30, 2017 and 2016, rent expense was $1.6 million and $0.9 million, respectively.

11. Subsequent Event

On July 26, 2017, the Company received written notice from Alexion of its election to terminate for convenience the Alexion agreement. In accordance with the Alexion agreement, the termination will become effective on October 24, 2017, which is 90 days following the date of receipt of the notice by the Company.

Under the terms of the Alexion agreement, the Company and Alexion agreed to collaborate to research, develop and commercialize one or more drug candidates targeting the ALK2 kinase for the treatment of fibrodysplasia ossificans progressiva (“FOP”). FOP is a rare genetic disease caused by mutations in the ALK2 gene, ACVR1. Pursuant to the Alexion agreement, the Company was responsible for research and preclinical development activities related to any drug candidates, and Alexion was responsible for all clinical development, manufacturing and commercialization activities related to any drug candidates. In addition, Alexion was responsible for funding 100% of the Company’s research and development costs incurred under the research plan, including pass-through costs and a negotiated yearly rate per full-time equivalent for the Company’s employees’ time and their associated overhead expenses.

Effective upon the termination, the Company’s exclusivity obligations under the Alexion agreement will terminate, including without limitation, the Company’s exclusivity obligations with respect to (i) the treatment of FOP, heterotopic ossification or diffuse intrinsic pontine glioma, (ii) ALK2, including both wild type and mutated forms, and (iii) certain molecules related to the foregoing. In addition, the research term and all licenses granted to Alexion will terminate, and certain licenses granted by Alexion to the Company will survive and become perpetual, irrevocable and non-terminable. Alexion will remain responsible for the Company’s non-FTE expenses that were incurred or irrevocably committed up to the date of receipt of the notice of termination by the Company, provided that the Company is obligated to use diligent efforts to mitigate such costs to the extent practicable, and for the Company’s FTE expenses for the three month period following the date of receipt of the notice of termination by the Company for personnel that, despite having used diligent efforts, the Company is not able to reallocate from research plan activities to alternative projects. Prior to receipt by the Company of the notice of termination, the Company had received an aggregate amount of $18.8 million in upfront and milestone payments. The Company will not be entitled to receive payment for milestones, if any, achieved after the receipt of the notice of termination of the collaboration.

The Company plans to evaluate opportunities to advance the research program that was the subject of the collaboration with Alexion. Under the terms of the Alexion agreement, the Company has the option to elect to negotiate a transition agreement with Alexion, which under the terms of the Alexion agreement, may cover, among other things, the reversion to the Company of all rights to any compounds that were the subject of the collaboration, the payment by the Company of any fees associated with such reversion, the grant by Alexion of licenses to certain patents, know-how and marks controlled by Alexion and the allocation between the parties of certain wind-down and transfer costs and expenses.

As a result of the termination of the Alexion agreement, the Company anticipates recognizing the remaining deferred revenue balance of $3.7 million related to the upfront payment and non-substantive milestone payment previously received under the Alexion collaboration for which revenue was recognized utilizing the proportional performance model over the remaining period of involvement.

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

Our most advanced drug candidates are BLU-285, BLU-554 and BLU-667. BLU-285 is an orally available, potent and highly selective inhibitor that targets KIT, including Exon 17 mutations, and targets PDGFRα, including the D842V mutation. These mutations abnormally activate receptor tyrosine kinases that are drivers of cancer and proliferative disorders, including gastrointestinal stromal tumors, or GIST, and systemic mastocytosis, or SM. We are currently evaluating BLU-285 in an ongoing Phase 1 clinical trial for defined subsets of patients with GIST and an ongoing Phase 1 clinical trial for advanced SM. GIST is a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract, or GI tract, and SM is a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure. We reported updated data from our Phase 1 clinical trial for GIST at the 2017 ASCO Annual Meeting in Chicago, IL on June 5, 2017, and we plan to report updated data from our Phase 1 clinical trial for advanced SM in the second half of 2017. BLU-554 is an orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. We are currently evaluating BLU-554 in an ongoing Phase 1 clinical trial in patients with advanced HCC. We plan to report updated data from our Phase 1 clinical trial for advanced HCC at the ESMO 2017 Congress in Madrid, Spain on September 10, 2017. BLU-667 targets RET, a receptor tyrosine kinase that is abnormally activated by mutations or translocations, and RET resistant mutants that we predict will arise from treatment with first generation therapies. RET is a driver of disease in non-small cell lung cancer, or NSCLC, and cancers of the thyroid, including medullary thyroid carcinoma, or MTC, and our research suggests that RET may be a driver of disease in subsets of colon cancer, breast cancer and other cancers. In March 2017, we dosed the first patient in our Phase 1 clinical trial for BLU-667 in patients with NSCLC, MTC and other advanced solid tumors, and enrollment is ongoing.

In September 2015, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to BLU‑554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST and SM. In October 2016, the FDA granted fast track designation to BLU-285 for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. In addition, in June 2017, the FDA granted breakthrough therapy designation to BLU-285 for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRα D842V mutation, and in July 2017, the European Medicines Agency granted orphan drug designation to BLU-285 for the treatment of GIST. We have worldwide development and commercialization rights to BLU-285, BLU-554 and BLU-667.

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

In addition to our wholly-owned clinical and pre-clinical programs, we have leveraged our platform to enter into discovery collaborations, including a cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche . We also previously entered into a discovery collaboration with Alexion Pharma Holding, or Alexion, targeting the kinase ALK2 for the treatment of fibrodysplasia ossificans progressiva, a rare genetic disease caused by mutations in the ALK2 gene, ACVR1. On July 26, 2017, we received written notice from Alexion of its election to terminate the collaboration for convenience following a strategic review by Alexion of its research and development portfolio. The termination will become effective on October 24, 2017, and we plan to evaluate opportunities to advance the research program that was the subject of the Alexion collaboration.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through June 30, 2017, we have received an aggregate of $731.3 million from such transactions, including $542.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016 and April 2017 follow‑on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing. As a result of Alexion’s decision to discontinue our collaboration, we will not be entitled to receive payment for any additional milestones, if any, achieved after the receipt of the notice of termination of the collaboration.

Since inception, we have incurred significant operating losses. Our net losses were $61.4 million for the six months ended June 30, 2017 and $72.5 million, $52.8 million and $40.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of June 30, 2017, we had an accumulated deficit of $268.9 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

•	continue the planned clinical development activities for our lead drug candidates, BLU‑285, BLU-554 and BLU‑667;
•

commence additional potential clinical development activities for our lead drug candidates, such as registration clinical trials or indication expansion clinical trials (which may include expansion into earlier lines of therapy or additional diseases);

•	continue to produce drug substance and drug product material for use in pre-clinical studies, clinical trials, and for use as commercial supply;
•	continue to discover, validate and develop additional drug candidates;
•	conduct research and development activities under our collaboration with Roche;

•

conduct development and commercialization activities for companion diagnostic tests, including our companion diagnostic tests with Ventana Medical Systems, Inc., or Ventana, for BLU‑554 and with QIAGEN Manchester Limited, or Qiagen, for BLU-285;

•	maintain, expand and protect our intellectual property portfolio;
•	hire additional research, development and business personnel;
•	expand our pre-commercial development activities and operations, including additional costs related to new office and laboratory space under the lease agreement that we entered into in April 2017; and
•	incur additional costs associated with operating as a public company.

In addition, our expenses related to our program targeting ALK2 for the treatment of FOP will increase if we elect to advance that program.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from drug sales and do not expect to generate any revenue from the sale of drugs in the near future. Our revenue consists of collaboration revenue under our research, development and commercialization agreement that we entered into with Alexion in March 2015, which we refer to as the Alexion Agreement, and our collaboration and license agreement that we entered into with Roche in March 2016, which we refer to as the Roche agreement, including amounts that are recognized related to upfront payments, milestone payments and amounts due to us for research and development services. In the future, revenue may include additional milestone payments and royalties on any net product sales under the collaboration agreement with Roche. We will not be entitled to receive payment for additional milestones, if any, achieved under the collaboration agreement with Alexion after July 26, 2017, which was the date we received notice of Alexion’s election to terminate the collaboration. Subject to the terms of the Alexion agreement, we will be entitled to receive payments from Alexion for certain research and development services through October 24, 2017, which is the effective date of the termination of the collaboration. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, payments for manufacturing services, and milestone and other payments.

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

The following table summarizes our external research and development expenses by program for the three and six months ended June 30, 2017 and 2016. Other development and pre-development candidate expenses and unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
BLU-285 external expenses	$10,342	$2,775	$16,884	$4,416
BLU-554 external expenses	2,862	3,627	7,762	5,103
BLU-667 external expenses	2,541	2,488	4,559	4,353
Other external research and development expenses	10,729	7,813	19,783	16,139
Internal research and development expenses	6,797	4,570	12,770	8,897
Total research and development expenses	$33,271	$21,273	$61,758	$38,908

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our existing clinical trials and initiate additional clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management, drug product and drug substance manufacturing expenses and development activities for companion diagnostic tests, including our companion diagnostic tests with Ventana and Qiagen. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our existing collaboration agreement with Roche and if we elect to advance our program targeting ALK2 for the treatment of FOP that was the subject of our collaboration with Alexion.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development, legal, compliance, human resources and commercial planning functions. Stock-based compensation includes expense associated with stock-based awards issued to non-employees, including directors for non-board related services. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

We expect that our general and administrative expenses will increase in the future to support continued research and development activities, including as we continue our existing clinical trials and initiate additional clinical trials, as well as pre-commercial development activities. These increases will likely include increased costs related to the hiring of additional personnel, legal, auditing and filing fees and general compliance and consulting expenses, among other expenses. We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. However, as of June 30, 2017, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, we will no longer qualify for such status commencing January 1, 2018. We have incurred and will continue to incur additional costs associated with operating as a public company, including as a result of becoming a large accelerated filer.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,
	2017	2016	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$5,890	$7,065	$(1,175)	(17)%
Operating expenses:
Research and development	33,271	21,273	11,998	56
General and administrative	6,833	4,688	2,145	46
Total operating expenses	40,104	25,961	14,143	54
Other income (expense):
Other income (expense), net	861	131	730	557
Interest expense	(59)	(129)	70	54
Total other income (expense)	802	2	800	40,000
Net loss	$(33,412)	$(18,894)	$(14,518)	(77)%

Collaboration Revenue

Collaboration revenue decreased by $1.2 million from $7.1 million for the three months ended June 30, 2016 to $5.9 million for the three months ended June 30, 2017. Collaboration revenue for the three months ended June 30, 2017 was related to the Alexion and Roche agreements. We recorded collaboration revenue of $4.5 million and $5.7 million under the Alexion agreement for the three months ended June 30, 2017 and 2016, respectively. The decrease in collaboration revenue under the Alexion agreement was primarily related to a decrease in reimbursable research and development activities and a decrease in the recognition of portions of the $15.0 million upfront payment and $1.8 million in milestone payments received from Alexion that are recognized utilizing the proportional performance model.  As a result of the termination of the Alexion agreement, we anticipate recognizing the remaining deferred revenue balance of $3.7 million related to the revenue recognized utilizing the proportional performance model over the remaining period of involvement. We also will not be entitled to receive payment for additional milestones, if any, achieved under the collaboration agreement with Alexion after July 26, 2017, which was the date we received notice of Alexion’s election to terminate the collaboration. In addition, subject to the terms of the Alexion agreement, we will be entitled to receive payments from Alexion for certain research and development services through October 24, 2017, which is the effective date of the termination of the collaboration. As a result, we anticipate collaboration revenue related to reimbursable research and development expenses will decrease significantly in future periods. We entered into the Roche agreement in March 2016 and recorded $1.4 million in collaboration revenue under the Roche agreement for the three months ended June 30, 2017 and June 30, 2016.

Research and Development Expense

Research and development expense increased by $12.0 million from $21.3 million for the three months ended June 30, 2016 to $33.3 million for the three months ended June 30, 2017. The increase in research and development expense was primarily related to the following:

•	approximately $5.1 million in increased expenses associated with clinical manufacturing activities

•

approximately $3.0 million in increased personnel expense primarily due to a 39% increase in headcount and an increase in stock-based compensation expense, which were driven by growth in the clinical and non-clinical organizations; and

•	approximately $2.6 million in increased expenses for external clinical activities as we advanced our lead drug candidates, BLU‑285, BLU‑554 and BLU-667, in Phase 1 clinical trials.

General and Administrative Expense

General and administrative expense increased by $2.1 million from $4.7 million for the three months ended June 30, 2016 to $6.8 million for the three months ended June 30, 2017. The increase in general and administrative expense was primarily related to approximately $1.4 million in increased personnel expenses due to an increase of 32% in general and administrative headcount to support our overall growth as a publicly traded company and an increase in stock-based compensation expense.

Other Income (Expense), Net

Other income (expense), net, increased by $0.7 million from $0.1 million of income for the three months ended June 30, 2016 to $0.8 million of income for the three months ended June 30, 2017. The increase in other income (expense), net, was primarily related to an increase in investment income due to higher average investment balances during the three months ended June 30, 2017.

Interest Expense

Interest expense decreased by less than $0.1 million from $0.1 million for the three months ended June 30, 2016 to less than $0.1 million for the three months ended June 30, 2017. The decrease was primarily related to a decrease in the average outstanding principle balance under the loan and security agreement with Silicon Valley Bank for the three months ended June 30, 2017. We expect that interest expense will continue to decrease in subsequent periods as the principal amount under the loan decreases.

Comparison of Six Months Ended June 30, 2017 and 2016

	Six Months Ended
	June 30,
	2017	2016	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$11,730	$13,921	$(2,191)	(16)%
Operating expenses:
Research and development	61,758	38,908	22,850	59
General and administrative	12,516	9,334	3,182	34
Total operating expenses	74,274	48,242	26,032	54
Other income (expense):
Other income (expense), net	1,286	192	1,094	570
Interest expense	(131)	(269)	138	51
Total other income (expense)	1,155	(77)	1,232	1,600
Net loss	$(61,389)	$(34,398)	$(26,991)	(78)%

Collaboration Revenue

Collaboration revenue decreased by $2.2 million from $13.9 million for the six months ended June 30, 2016 to $11.7 million for the six months ended June 30, 2017. Collaboration revenue for the six months ended June 30, 2017 was related to the Alexion and Roche agreements. We recorded collaboration revenue of $8.9 million and $12.3 million under the Alexion agreement for the six months ended June 30, 2017 and June 30, 2016, respectively. The decrease in collaboration revenue under the Alexion agreement was primarily related to a decrease in reimbursable research and development costs and a decrease in recognition of portions of the $15.0 million upfront payment and $1.8 million in milestone payments received from Alexion that are recognized utilizing the proportional performance model. Also contributing to the decrease was the impact of the recognition of a milestone payment upon achievement included in the six months ended June 30, 2016. As a result of the termination of the Alexion agreement, we anticipate recognizing the remaining deferred revenue balance of $3.7 million related to revenue recognized utilizing the proportional performance model over the remaining period of involvement. We also will not be entitled to receive payment for additional milestones, if any, achieved under the collaboration agreement with Alexion after July 26, 2017, which was the date we received notice of Alexion’s election to terminate the collaboration. In addition, subject to the terms of the Alexion agreement, we will be entitled to receive payments from Alexion for certain research and development services through October 24, 2017, which is the effective date of the termination of the collaboration. As a result, we anticipate collaboration revenue related to reimbursable research and development expenses will decrease significantly in future periods. We entered into the Roche agreement in March 2016 and recorded $2.8 million and $1.6 million in collaboration revenue under the Roche agreement for the six months ended June 30, 2017 and June 30, 2016, respectively.

Research and Development Expense

Research and development expense increased by $22.9 million from $38.9 million for the six months ended June 30, 2016 to $61.8 million for the six months ended June 30, 2017. The increase in research and development expense was primarily related to the following:

•	approximately $9.4 million in increased expenses associated with clinical manufacturing activities
•	approximately $7.6 million in increased expenses for external clinical activities as we advanced our lead drug candidates, BLU‑285, BLU‑554 and BLU-667, in Phase 1 clinical trials; and
•

approximately $4.8 million in increased personnel expense primarily due to a 34% increase in headcount and an increase in stock-based compensation expense, which were driven by growth in the clinical and non-clinical organizations.

General and Administrative Expense

General and administrative expense increased by $3.2 million from $9.3 million for the six months ended June 30, 2016 to $12.5 million for the six months ended June 30, 2017. The increase in general and administrative expense was primarily related to the following:

•

approximately $2.3 million in increased personnel expenses due to an increase of 29% in general and administrative headcount to support our overall growth as a publicly traded company and an increase in stock-based compensation expense; and

•	approximately $0.7 million in increased professional fees including market research and public relations costs.

Other Income (Expense), Net

Other income (expense), net, increased by $1.1 million from $0.2 million of income for the six months ended June 30, 2016 to $1.3 million of income for the six months ended June 30, 2017. The increase in other income (expense), net, was primarily related to an increase in investment income during the six months ended June 30, 2017.

Interest Expense

Interest expense decreased by $0.1 million from $0.2 million for the six months ended June 30, 2016 to $0.1 million for the six months ended June 30, 2017. The decrease was primarily related to a decrease in the average outstanding principle balance under the loan and security agreement with Silicon Valley Bank for the six months ended June 30, 2017. We expect that interest expense will continue to decrease in subsequent periods as the principal amount under the loan decreases.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through June 30, 2017, we have received an aggregate of $731.3 million from such transactions, including $542.4 million in aggregate gross proceeds from the sale of common stock in our IPO and December 2016 and April 2017 follow on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing. As a result of Alexion’s decision to discontinue our collaboration, we will not be entitled to receive payment for any additional milestones, if any, achieved after the receipt of the notice of termination of the collaboration.

As of June 30, 2017, we had cash, cash equivalents and investments of $421.0 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Net cash (used in) provided by operating activities	$(58,597)	$12,918
Net cash used in investing activities	(117,849)	(64,917)
Net cash provided by (used in) financing activities	215,723	(1,322)
Net increase (decrease) in cash and cash equivalents	$39,277	$(53,321)

Net Cash (Used in) Provided by Operating Activities. Net cash used in operating activities was $58.6 million during the six months ended June 30, 2017 compared to net cash provided by operating activities of $12.9 million during the six months ended June 30, 2016. The change in net cash used in operating activities was primarily due to changes in deferred revenue related to the timing of the upfront payment from Roche. In the six months ended June 30, 2016, we received a $45.0 million upfront payment from Roche, and in the six months ended June 30, 2017 we did not receive any upfront payments. Further, the change in net cash used by operating activities was related to an increase in net loss of $27.0 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Net Cash Used in Investing Activities. Net cash used in investing activities was $117.8 million during the six months ended June 30, 2017 compared to net cash used in investing activities of $64.9 million during the six months ended June 30, 2016. Net cash used in investing activities for the six months ended June 30, 2017 consisted primarily of purchases of investments offset by maturities of investments. We classify these investments as available-for-sale and record them at fair value in the accompanying condensed consolidated balance sheets. Net cash used in investing activities also consisted of a $3.5 million security deposit related to the lease agreement entered into on April 28, 2017. Net cash used in investing activities for three months ended March 31, 2016 consisted primarily of purchases of investments offset by maturities in investments and purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $215.7 million during the six months ended June 30, 2017 compared to net cash used in financing activities of $1.3 million during the six months ended June 30, 2016. Net cash provided by financing activities for the six months ended June 30, 2017 was primarily due to $216.2 million in gross proceeds from our April 2017 follow-on underwritten public offering, after deducting underwriting discounts and commissions. Net cash used in financing activities for the six months ended June 30, 2016 was primarily due to principal payments under the loan and security agreement with Silicon Valley Bank.

Borrowings

In May 2013, we entered into the loan and security agreement with Silicon Valley Bank. Under the terms of the loan and security agreement, we borrowed $5.0 million. Loan advances accrue interest at a fixed rate of 2.0% above the prime rate. In November 2014, we amended the loan and security agreement and borrowed an additional $5.0 million. Each loan advance included an interest only payment period. Through June 30, 2017, we have made principal payments of $7.3 million on the $10.0 million of advances. We are required to pay a fee of 4% of the total loan advances at the end of the term of the loan. There are no financial covenants associated with the loan and security agreement. As of June 30, 2017, we had $2.7 million in outstanding principal under the loan and security agreement.

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

As of June 30, 2017, we had cash, cash equivalents and investments of $421.0 million. Based on our current plans, we believe our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaboration with Roche, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2019. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
•	the costs of securing and producing drug substance and drug product material for use in pre-clinical studies, clinical trials and for use as commercial supply;
•	the scope, prioritization and number of our research and development programs;
•	the success of our collaboration with Roche;
•

the success of our current or future collaborations for companion diagnostic tests, including our companion diagnostic test with Ventana for BLU‑554 and our companion diagnostic test with Qiagen for BLU‑285;

•	the costs, timing and outcome of regulatory review of our drug candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•

the achievement of milestones or occurrence of other developments that trigger payments under our collaboration agreement with Roche or any collaboration agreements that we may enter into in the future;

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. At this time, we do not have any committed external source of funds outside of those to be earned in connection with our collaboration agreement with Roche. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations

On April 28, 2017, we entered into a lease agreement with UP 45/75 Sidney Street, LLC, as the landlord, pursuant to which we will lease approximately 99,833 rentable square feet of office and laboratory space located at 45 Sidney Street, Cambridge, Massachusetts 02139, which we refer to as the new premises, and will relocate our corporate headquarters to the new premises. We gained control over the space on June 1, 2017 and currently anticipate relocating our corporate headquarters in the first quarter of 2018. We currently anticipate that the date on which we will become responsible for paying rent under the lease agreement, or the commencement date, will be October 1, 2017. The initial term of the lease agreement will be for a 146 month period beginning on the commencement date, unless terminated sooner. The lease agreement also provides us with an option to extend the lease agreement for two consecutive five-year periods at the then fair market annual rent, as defined in the lease agreement, as well as a right of first offer with respect to leasing additional space adjacent to the new premises. During the initial term of the lease agreement, our monthly base rent for the new premises will start at approximately $641,000 beginning on the commencement date through the 14 month anniversary of the commencement date. Our monthly base rent will increase by 3.0% on the 14 month anniversary of the commencement date and will increase by an additional 3.0% on an annual basis for the remainder of the initial term up to a maximum monthly base rent of approximately $887,000. Pursuant to the lease agreement, we will also be obligated to pay certain taxes and operating costs associated with the new premises during the term of the lease agreement. The landlord has also agreed to provide us with a tenant improvement allowance of approximately $14.2 million for improvements to be made to the new premises. We will be obligated to maintain a security deposit with the landlord in the amount of $3.5 million, which is subject to reduction by up to $1.0 million during the term of the lease agreement, subject to the satisfaction of specified terms and conditions.

As of June 30, 2017, there have been no other material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2017, we had cash, cash equivalents and investments of $421.0 million, consisting primarily of money market funds and investments in U.S. treasury obligations and U.S government agency securities.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2017 and December 31, 2016, we had minimal liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months or six ended June 30, 2017 and 2016.

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

Our management, with the participation of our Chief Executive Officer and Vice President of Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based upon such evaluation, our Chief Executive Officer and Vice President of Finance have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2015, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU-285 for the treatment of GIST and SM. In October 2016, the FDA granted fast track designation to BLU-285 for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. In addition, in June 2017, the FDA granted breakthrough therapy designation to BLU-285 for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRα D842V mutation, and in July 2017, the European Medicines Agency granted orphan drug designation to BLU-285 for the treatment of GIST. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our drug candidates.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, novel target discovery engine and initial drug candidates. To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through June 30, 2017, we have received an aggregate of $731.3 million from such transactions, including $542.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016 and April 2017 follow‑on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion Pharma Holding, or Alexion, a $45.0 million upfront payment from F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, and $10.0 million in gross proceeds from the debt financing. As a result of Alexion’s decision to discontinue our collaboration, we will not be entitled to receive payment for any additional milestones, if any, achieved after July 26, 2017, which is the date we received notice from Alexion of its termination of the collaboration.

Since inception, we have incurred significant operating losses. Our net losses were $61.4 million for the six months ended June 30, 2017 and $72.5 million, $52.8 million and $40.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of June 30, 2017, we had an accumulated deficit of $268.9 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced‑manufacturing expenses. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

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

The development of pharmaceuticals is capital‑intensive. We are currently advancing our lead drug candidates, BLU‑285, BLU‑554 and BLU‑667, through clinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for, our drug candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of Roche or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our drug candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of June 30, 2017, we had cash, cash equivalents and investments of $421.0 million. Based on our current plans, we believe our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaboration with Roche, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2019. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
•	the costs of securing and producing drug substance and drug product material for use in pre-clinical studies, clinical trials and for use as commercial supply;
•	the scope, prioritization and number of our research and development programs;
•	the success of our collaboration with Roche;
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
•

the achievement of milestones or occurrence of other developments that trigger payments under our collaboration agreement with Roche or any collaboration agreements that we may enter into in the future;

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaboration with Roche, which is limited in scope and duration, and funds already borrowed under the loan and security agreement that we entered into with Silicon Valley Bank in May 2013. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Each of our lead drug candidates, BLU‑285, BLU‑554 and BLU‑667, is in clinical development, and all of our other drug candidates are in pre-clinical development. The risk of failure for our lead drug candidates and other drug candidates is high. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drug candidates. Our pre-clinical studies, current Phase 1 clinical trials and future clinical trials may not be successful.

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

We may experience delays in completing our pre-clinical studies and initiating or completing clinical trials, and we may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

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

We may choose not to develop a potential drug candidate, or we may suspend or terminate one or more discovery programs or pre-clinical drug candidates or programs.

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

A breakthrough therapy designation by the FDA for our drug candidates, including BLU-285 for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRα D842V mutation, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will receive marketing approval.

In June 2017, the FDA granted breakthrough therapy designation to BLU-285 for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRα D842V mutation. We may also seek breakthrough therapy designation for some of our other drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

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

In September 2015, the FDA granted orphan drug designation to BLU‑554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to BLU‑285 for the treatment of GIST and SM. In addition, in July 2017, the European Medicines Agency granted orphan drug designation to BLU-285 for the treatment of GIST. As part of our business strategy, we may seek orphan drug designation for some of our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If BLU-285 receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin, a multi-kinase inhibitor with KIT D816V inhibitory activity that was approved in April 2017 by the FDA for the treatment of advanced SM. In addition, if BLU-285 receives marketing approval for advanced SM, GIST and/or for GIST patients with the PDGFRα D842V mutation, it may face competition from other drug candidates in development for these indications, including drug candidates in development by AB Science S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Deciphera Pharmaceuticals, LLC and Plexxikon Inc., a wholly-owned subsidiary of Daiichi Sankyo Company, Limited. Further, if BLU-554 receives marketing approval for HCC patients with aberrantly active FGFR4 signaling, as indicated by FGF19 overexpression, it will face competition from sorafenib and regorafenib, the only approved systemic medical therapies for HCC. In addition, BLU-554 may face competition from other drug candidates in development by AstraZeneca plc, Bayer AG, Bristol-Myers Squibb Company, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Incyte Corporation, Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd., U3 Pharma GmbH, a wholly-owned subsidiary of Daiichi Sankyo Company, Limited, and Xoma Ltd. If BLU‑667 receives marketing approval for patients with RET-driven cancers, it may face competition from other drug candidates in development, including drug candidates in development by ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AstraZeneca plc, Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Ignyta, Inc., Loxo Oncology, Inc., Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. and Roche.

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

On January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In addition, on May 4, 2017, the U.S. House of Representatives passed the American Health Care Act, and the Senate is currently debating legislation, which would repeal certain aspects of the Affordable Care Act. It is uncertain whether any legislation will be enacted, and if it is, what impact it will have on the availability and cost of healthcare. We plan to continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement may have on our business.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-

Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

We may also be restricted under our collaboration agreement with Roche from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

In addition, our collaboration with Roche, as well as any future collaborations that we enter into, may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. For example, on July 26, 2017, we received written notice from Alexion of its election to terminate our rare genetic disease collaboration for convenience following a strategic review by Alexion of its research and development portfolio. The termination will become effective on October 24, 2017, and we plan to evaluate opportunities to advance the research program that was the subject of the Alexion collaboration. Any termination or expiration of a current or future collaboration agreement could adversely affect us financially or harm our business reputation.

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

We do not have any long-term supply agreements with our contract manufacturers, and we purchase our required drug supply, including the drug product and drug substance used in our lead drug candidates, on a purchase order basis. In addition, we may be unable to establish or maintain any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish and maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for bulk drug substances. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our drug candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our drug candidates or drugs could result in significant delays or gaps in availability of such drug candidates or drugs and may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.

The third parties upon whom we rely for the supply of the active pharmaceutical ingredient, or API, drug product and drug substance used in our lead drug candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The API, drug product and drug substance used in our lead drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug product and drug substance for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. Although we have entered into arrangements to establish redundant or second-source supply of some of the API, drug product or drug substance for our lead drug candidates, if any of our suppliers ceases its operations for any reason or is unable or unwilling to supply API, drug product or drug substance in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug candidates and our financial condition.

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

We own patents and patent applications that relate to BLU‑285, BLU‑554 and BLU-667 as composition of matter. We also own applications relating to composition of matter for KIT inhibitors with multiple compound families, composition of matter for FGFR4 inhibitors with multiple compound families and composition of matter for inhibitors of RET, including predicted RET resistant mutants, with multiple compound families, as well as methods of use for these novel compounds. The issued patent directed to BLU‑554 composition of matter has a statutory expiration date in 2034, the issued patent directed to BLU‑285 composition of matter has a statutory expiration date in 2034.

As of July 31, 2017, we owned three issued U.S. patents, six pending U.S. non-provisional patent applications, one pending U.S. provisional patent application, 28 foreign patent applications in a number of jurisdictions, including Australia, Argentina, Brazil, Bolivia, Canada, China, the European Union, Hong Kong, Israel, India, Iraq, Japan, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, South Korea, Taiwan, Uruguay and Venezuela, and one pending Patent Cooperation Treaty, or PCT, patent application directed to our KIT program, including BLU‑285. Any U.S. or ex‑U.S. patents issuing from the pending applications covering BLU‑285 will have a statutory expiration date of October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of July 31, 2017, we owned five issued U.S. patents, three pending U.S. non-provisional patent applications, three pending U.S. provisional patent applications, one issued foreign patent and 44 pending foreign patent applications in a number of jurisdictions, including Argentina, Australia, Bolivia, Brazil, Canada, China, Egypt, the European Union, Hong Kong, Israel, India, Indonesia, Iraq, Japan, South Korea, Lebanon, Mexico New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, Taiwan, Thailand, Uruguay and Venezuela, directed to our FGFR4 program, including BLU‑554. Any U.S. or ex‑U.S. patent issuing from the pending applications covering BLU‑554 will have a statutory expiration date of July 2033, December 2033, October 2034 or September 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

As of July 31, 2017, we owned four pending U.S. non-provisional patent applications, five pending PCT applications, six pending foreign patent applications filed in Argentina, Lebanon, Uruguay and Taiwan, and one pending U.S. provisional patent applications directed to our RET program, which, if issued, will have statutory expiration dates of 2036 or 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of July 31, 2017, we owned ten U.S. patent applications and ten European Union patent applications directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

The degree of patent protection we require to successfully commercialize our drug candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect BLU‑285, BLU‑554, BLU-667 or our other drug candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our drug candidates, including generic versions of such drugs.

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

As of July 31, 2017, we had 123 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. In April 2017, we entered into a lease agreement new office and laboratory space located at 45 Sidney Street, Cambridge, Massachusetts 02139, and we currently anticipate relocating our corporate headquarters to the new premises in the first quarter of 2018. The physical expansion of our operations may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Our stock price has been and in the future may be subject to substantial volatility. In addition, the stock market in general, and NASDAQ listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $56.81 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The NASDAQ Global Select Market, through July 31, 2017. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own shares of common stock representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Commencing January 1, 2018, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. However, as of June 30, 2017, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, we will no longer qualify for such status commencing January 1, 2018. As a large accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure obligations regarding executive compensation; and
•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, we will no longer be able to take advantage of transition periods for complying with new or revised accounting standards that are available to emerging growth companies.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly commencing January 1, 2018 when we will no longer be an emerging growth company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission, or SEC, and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Commencing January 1, 2018, we will no longer be an emerging growth company. As a result, we will not be able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are emerging growth companies as has been the case to date.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish an annual report by our management on our internal control over financial reporting. Commencing January 1, 2018, because we will no longer be an emerging growth company, we will be required to include with this annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

On May 5, 2015, we completed an IPO of our common stock, which resulted in the sale of 9,367,708 shares, including 1,221,874 shares sold by us pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering, at a price to the public of $18.00 per share. The offer and sale of all of the shares in our IPO was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-202938), which was declared effective by the SEC on April 29, 2015. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate until the sale of all of the shares offered. Goldman, Sachs & Co. and Cowen and Company acted as joint book-running managers for the offering. JMP Securities acted as a co-manager for the offering. Wedbush PacGrow also acted as a co-manager for the offering.

We received approximately $154.8 million in net proceeds after deducting underwriting discounts and commissions and offering expenses paid by us. As of June 30, 2017, we have used all of the net proceeds from the offering, primarily to fund our Phase 1 clinical trials for BLU-285, BLU-554 and BLU-667, new and ongoing research activities, research and development activities and working capital and other general corporate purposes. None of the offering expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, and we have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any such persons.

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blueprint Medicines Corporation

Date: August 2, 2017	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 2, 2017	By:	/s/ Michael Landsittel
Michael Landsittel
Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1†*

Amendment #1, effective June 12, 2017, to Project Schedule #1, effective March 1, 2016, to the Master Collaboration Agreement, effective March 1, 2016, between Ventana Medical Systems, Inc. and the Registrant

10.2†*	Amendment No. 1, dated July 14, 2017, to Project Schedule #1, dated August 22, 2016, to the Master Collaboration Agreement, dated August 22, 2016, between QIAGEN Manchester Limited and the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.
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