Form 10-Q
period 2017-09-30
Blueprint Medicines Corp
filed 2017-10-31
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended September 30, 2017

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on October 25, 2017: 39,203,200

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

•	our ability to advance drug candidates into, and successfully complete, clinical trials;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization of our drug candidates, if approved;
•	the pricing and reimbursement of our drug candidates, if approved;
•	the implementation of our business model, strategic plans for our business, drug candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of our existing cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., as well as our ability to enter into other strategic arrangements;
•	the development of companion diagnostic tests for our drug candidates;
•	our ability to maintain and establish collaborations;
•	our financial performance; and
•	developments relating to our competitors and our industry.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$57,329	$52,069
Investments, available-for-sale	333,323	162,090
Unbilled accounts receivable	3,435	3,577
Prepaid expenses and other current assets	6,192	2,689
Total current assets	400,279	220,425
Investments, available-for-sale	—	54,059
Property and equipment, net	13,416	6,188
Other assets	1,656	856
Restricted cash	4,767	1,267
Total assets	$420,118	$282,795
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,092	2,211
Accrued expenses	23,797	11,746
Current portion of deferred revenue	6,069	11,426
Current portion of lease incentive obligation	1,714	578
Current portion of term loan payable	1,818	2,551
Total current liabilities	35,490	28,512
Deferred rent, net of current portion	3,866	932
Deferred revenue, net of current portion	30,703	35,809
Lease incentive obligation, net of current portion	8,186	2,792
Term loan payable, net of current portion	277	1,518
Other long term liabilities	356	154
Commitments (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 39,179,019 and 33,125,479 shares issued at September 30, 2017 and December 31, 2016, respectively, and 39,179,019 and 33,123,354 shares outstanding at September 30, 2017 and December 31, 2016, respectively	39	33
Additional paid-in capital	647,928	420,533
Accumulated other comprehensive loss	(165)	(18)
Accumulated deficit	(306,562)	(207,470)
Total stockholders’ equity	341,240	213,078
Total liabilities and stockholders’ equity	$420,118	$282,795

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Collaboration revenue	$8,068	$6,160	$19,798	$20,081
Operating expenses:
Research and development	39,300	18,150	101,058	57,058
General and administrative	7,378	4,893	19,894	14,227
Total operating expenses	46,678	23,043	120,952	71,285
Other income (expense):
Other income, net	954	158	2,240	350
Interest expense	(47)	(109)	(178)	(378)
Total other income (expense)	907	49	2,062	(28)
Net loss	$(37,703)	$(16,834)	$(99,092)	$(51,232)
Other comprehensive loss:
Unrealized gain (loss) on investments	89	(28)	(147)	27
Comprehensive loss	$(37,614)	$(16,862)	$(99,239)	$(51,205)
Net loss per share applicable to common stockholders — basic and diluted	$(0.96)	$(0.62)	$(2.67)	$(1.89)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted	39,130	27,251	37,053	27,170

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(99,092)	$(51,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,187	1,189
Noncash interest expense	27	59
Stock-based compensation	8,818	4,494
Accretion of premiums and discounts on investments	(34)	204
Changes in assets and liabilities:
Unbilled accounts receivable	142	(41)
Prepaid expenses and other current assets	(172)	710
Other assets	(800)	(5)
Accounts payable	(125)	(373)
Accrued expenses	9,076	1,927
Deferred revenue	(10,463)	37,707
Deferred rent	6,321	(355)
Net cash used in operating activities	(85,115)	(5,716)
Investing activities
Purchases of property and equipment	(4,932)	(2,336)
Restricted cash	(3,500)	119
Purchases of investments	(315,288)	(105,318)
Maturities of investments	198,000	27,000
Net cash (used in) investing activities	(125,720)	(80,535)
Financing activities
Principal payments on loan payable	(2,000)	(2,500)
Payment of offering costs	(923)	—
Proceeds from public offering of common stock, net of commissions and underwriting discounts	216,200	—
Proceeds from issuance of common stock, net of repurchases	2,818	447
Net cash provided by (used in) financing activities	216,095	(2,053)
Net increase (decrease) in cash and cash equivalents	5,260	(88,304)
Cash and cash equivalents at beginning of period	52,069	162,707
Cash and cash equivalents at end of period	$57,329	$74,403
Supplemental cash flow information
Public offering costs incurred but unpaid at period end	$100	$—
Property and equipment purchases unpaid at period end	$3,196	$15
Cash paid for interest	$125	$254

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

As of September 30, 2017, the Company had cash, cash equivalents and investments of $390.7 million. Based on the Company’s current plans, the Company believes its existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under its existing collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche), will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements into the second half of 2019.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include the accounts of the Company and its wholly-owned subsidiary, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell, and hold securities. All intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2017 and the results of its operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

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

There have been no significant changes to the Company’s critical accounting policies discussed in its Annual Report on Form 10-K for the year ended December 31, 2016 related to revenue recognition, accrued research and development expenses, available-for-sale investments and stock-based compensation.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605-25, Multiple-Element Arrangements and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance will be effective for annual reporting periods (including interim reporting periods within those years) beginning January 1, 2018.  Early adoption in 2017 is permitted. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented (the full retrospective method) or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adoption of the new standard effective January 1, 2018 under the modified retrospective method. The Company believes there may be a potential impact on the revenue recognition method used to recognize revenue under its agreement with Roche as well as the recognition of milestone revenue prior to achievement. The Company is in the process of determining the impact of the new guidance on its financial statements.

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

Cash equivalents and investments, available-for-sale, consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	Average	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$57,329	$—	$—	$57,329
Investments, available-for-sale:
U.S. treasury obligations	320 Days	323,510	—	(165)	323,345
Government agency securities	105 Days	9,978	—	—	9,978
Total		$390,817	$—	$(165)	$390,652

	Average	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$52,069	$—	$—	$52,069
Investments, available-for-sale:
U.S. treasury obligations	298 Days	216,167	14	(32)	216,149
Total		$268,236	$14	$(32)	$268,218

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three and nine months ended September 30, 2017 and September 30, 2016, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

At September 30, 2017, the Company held 41 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2017 was $275.4 million, and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than temporary impairment as of September 30, 2017.

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

Financial instruments measured at fair value as of September 30, 2017 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$57,329	$57,329	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	323,345	323,345	—	—
Government agency securities	9,978	9,978
Total	$390,652	$390,652	$—	$—

Financial instruments measured at fair value as of December 31, 2016 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$52,069	$52,069	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	216,149	216,149	—	—
Total	$268,218	$268,218	$—	$—

The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because the Company’s interest rate yield approximates current market rates. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

5. Restricted Cash

As of September 30, 2017 and December 31, 2016, $4.8 million and $1.3 million of restricted cash was included in long-term assets on the Company’s balance sheet, respectively. As of September 30, 2017, $1.3 million of the restricted cash is related to a security deposit for the lease agreement for the Company’s current corporate headquarters located at 38 Sidney Street in Cambridge, Massachusetts. On April 28, 2017, the Company entered into a lease agreement with UP 45/75 Sidney Street, LLC (Landlord) for approximately 99,833 rentable square feet of office and laboratory space located at 45 Sidney Street in Cambridge, Massachusetts which the Company gained control over on June 1, 2017. The initial term of the lease agreement commenced on October 1, 2017 and will be for a 146 month period beginning on the commencement date, unless terminated sooner. The lease agreement requires the Company to maintain a security deposit with the Landlord in the amount of $3.5 million, which is included in restricted cash of September 30, 2017. The security deposit is subject to reduction by up to $1.0 million during the term of the lease agreement, subject to the satisfaction of specified terms and conditions.

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

During both the three months ended September 30, 2017 and 2016, the Company recognized revenue under the Roche agreement of $1.4 million, which represents a portion of the $45.0 million upfront payment. During the nine months ended September 30, 2017 and 2016, the Company recognized revenue under the Roche agreement of $4.2 million and $3.0 million, respectively, which represents a portion of the $45.0 million upfront payment.

Alexion

In March 2015, the Company entered into a research, development and commercialization agreement (Alexion agreement) with Alexion to research, develop and commercialize one or more drug candidates targeting the ALK2 kinase for the treatment of fibrodysplasia ossificans progressiva (FOP). On July 26, 2017, the Company received written notice from Alexion of its election to terminate the Alexion agreement for convenience, and the termination became effective on October 24, 2017.

Under the terms of the Alexion agreement, the Company and Alexion agreed to collaborate to research, develop and commercialize one or more drug candidates targeting the ALK2 kinase for the treatment of FOP, which is a rare genetic disease caused by mutations in the ALK2 gene, ACVR1. Effective upon the termination, the Company’s exclusivity obligations under the Alexion agreement terminated, including without limitation, the Company’s exclusivity obligations with respect to (i) the treatment of FOP, heterotopic ossification or diffuse intrinsic pontine glioma, (ii) ALK2, including both wild type and mutated forms, and (iii) certain molecules related to the foregoing. In addition, the research term and all licenses granted to Alexion terminated, and certain licenses granted by Alexion to the Company survived and became perpetual, irrevocable and non-terminable. The Company plans to evaluate opportunities to continue advancing this research program and is currently conducting research and pre-clinical development activities directed toward identifying a development candidate.

Pursuant to the Alexion agreement, the Company was responsible for research and pre-clinical development activities related to any drug candidates, and Alexion was responsible for all clinical development, manufacturing and commercialization activities related to any drug candidates. In addition, Alexion was responsible for funding 100% of the Company’s research and development costs incurred under the research plan, including pass-through costs and a negotiated yearly rate per full-time equivalent for the Company’s employees’ time and their associated overhead expenses. As a result of the termination of the Alexion agreement, the Company will not be entitled to receive payment from Alexion for any research and development expenses incurred after the effective date of termination.

Prior to termination, the Company had received an aggregate amount of $18.8 million in upfront and milestone payments. The Company received a $15.0 million non‑refundable upfront payment in March 2015 upon execution of the Alexion agreement and was eligible to receive over $250.0 million in payments upon the successful achievement of pre‑specified pre‑clinical, clinical, regulatory and commercial milestones as follows: (i) up to $6.0 million in pre‑clinical milestone payments for the first licensed product, (ii) up to $83.0 million and $61.5 million in development milestone payments for the first and second licensed products, respectively, and (iii) up to $51.0 million in commercial milestone payments for each of the first and second licensed products. Prior to termination, the Company had received an aggregate amount of $3.8 million in pre-clinical milestone payments. As a result of the termination of the Alexion agreement, the Company will not be entitled to receive payment from Alexion for any additional milestones. Prior to termination, Alexion was required to pay the Company tiered royalties, ranging from mid‑single to low‑double digit percentages, on a country‑by‑country and licensed-product‑by‑licensed product basis, on worldwide net product sales of licensed products. Prior to termination, the royalty term for each licensed product in each country was the period commencing with first commercial sale of such licensed product in such country and ending on the later of (i) the expiration of the last‑to‑expire valid claim of specified patents covering such licensed product, (ii) the expiration of the applicable regulatory exclusivity period, and (iii) 10 or 15 years from specified commercial sales. There are no refund provisions in the Alexion agreement.

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

The Company determined that the license did not have value to Alexion on a stand-alone basis due to the specialized nature of the research services to be provided by the Company that are not available in the marketplace. Therefore, the deliverables are not separable and, accordingly, the license, undelivered research and development activities and JSC and JPT participation are a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition model on the final deliverable. Under the Alexion agreement, the last deliverable that was anticipated to be completed was the Company’s research and development activities and participation on the JSC and JPT, which were expected to be delivered over the same performance period. The Company is recognizing the remaining deferred revenue balance related to the upfront payment and non-substantive milestone payment previously received under the Alexion collaboration utilizing the proportional performance model over the remaining period of performance, which ended October 24, 2017.

The Company evaluated whether the milestones that it was eligible to receive in connection with the Alexion agreement were substantive or non-substantive milestones. The Company concluded that the first pre-clinical milestone payment received from Alexion was non-substantive due to the certainty at the date the Alexion agreement was entered into that the milestone event would be achieved. In the second quarter of 2015, the Company achieved the first pre-clinical milestone under the Alexion agreement and received a $1.8 million payment from Alexion. The Company is recognizing revenues from the related milestone payment over the remaining period of performance.

The remaining non-refundable pre-clinical milestones that the Company was eligible to achieve as a result of the Company’s efforts prior to termination were considered substantive and would have been recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria were met. The Company has recognized and received an aggregate of $2.0 million in substantive milestones through September 30, 2017. Milestones that were expected to be achieved after the period of substantial involvement were not considered substantive because the Company would not contribute effort to the achievement of such milestones. These milestones would have been recognized as revenue upon achievement of the milestone, assuming all other revenue recognition criteria were met, as there would have been no undelivered elements remaining and no continuing performance obligations.

During the three and nine months ended September 30, 2017, the Company recognized revenue under the Alexion agreement of $6.7 million and $15.6 million, respectively, which represents $3.4 million and $9.3 million, respectively, of reimbursable research and development costs, a portion of the $15.0 million upfront payment and the

$1.75 million non-substantive milestone payment previously received under the collaboration. During the three and nine months ended September 30, 2016, the Company recognized revenue under the Alexion agreement of $4.8 million and $17.0 million, respectively, which represents $3.5 million and $11.0 million, respectively, of reimbursable research and development costs, the $1.75 million milestone payment recognized in the nine months ended September 30, 2016, which was recognized upon achievement, as well as a portion of the $15.0 million upfront payment and the $1.75 million non-substantive milestone payment previously received. During the nine months ended September 30, 2017, the Company received $9.5 million related to reimbursable research and development costs under the Alexion agreement. As of September 30, 2017, the Company has recorded unbilled accounts receivable of $3.4 million related to reimbursable research and development costs for activities performed during the three months ended September 30, 2017.

7. Term Loan

In May 2013, the Company entered into a loan and security agreement with Silicon Valley Bank (the 2013 Term Loan), which provided for up to $5.0 million in funding, to be made available in three tranches. Loan advances accrue interest at a fixed rate of 2% above the prime rate. In June 2013, the Company drew the first loan advance of $1.0 million under the 2013 Term Loan and was required to make interest‑only payments until April 1, 2014, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through March 1, 2017. In September 2013, the Company drew the second loan advance of $2.0 million under the 2013 Term Loan and was required to make interest‑only payments until April 1, 2014, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through March 1, 2017. In June 2014, the Company drew the remaining $2.0 million advance under the 2013 Term Loan and was required to make interest‑only payments until January 1, 2015, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through December 1, 2017. In November 2014, the Company amended the 2013 Term Loan to allow the Company to borrow an additional $5.0 million (the 2014 Term Loan). The Company accounted for the amendment as a modification to the existing 2013 Term Loan. The Company immediately drew the additional $5.0 million under the 2014 Term Loan and was required to make interest‑only payments until December 1, 2015, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through November 1, 2018. The Company is required to pay a fee of 4% of the total loan advances at the end of the term of each of the 2013 Term Loan and the 2014 Term Loan. The fee is being accreted to interest expense over the term of the 2013 Term Loan and the 2014 Term Loan. In the event of prepayment, the Company is obligated to pay 1% to 2% of the amount of the outstanding principal depending upon the timing of the prepayment.

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

Future minimum payments, which include principal and interest due under each of the 2013 Term Loan and the 2014 Term Loan, are $0.6 million, in the aggregate, for the remainder of 2017 and $1.6 million, in the aggregate, in 2018.

8. Stock Awards

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan).

The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash‑based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2017, the number of shares reserved for issuance under the 2015 Plan was increased by 1,325,019 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. At September 30, 2017, there were 1,853,219 shares available for future grant under the 2015 Plan.

Awards

Options and restricted stock awards granted by the Company generally vest ratably over four years, with a one‑year cliff for new employee awards, and are exercisable from the date of grant for a period of ten years.

A summary of the Company’s unvested restricted stock and related information follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2016	2,125	$1.25
Vested	(2,125)	1.25
Repurchased	—	—
Unvested at September 30, 2017	—	—

There were no restricted stock awards that vested during the three months ended September 30, 2017.  The total fair value of restricted stock that vested during the three months ended September 30, 2016 was $1.0 million. The total fair value of restricted stock that vested during the nine months ended September 30, 2017 and 2016 was $0.1 million and $2.3 million, respectively.

A summary of the Company’s stock option activity and related information follows:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(1)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2016	2,622,741	$11.67	8.30	$44,025
Granted	1,059,372	38.47
Exercised	(295,837)	9.42
Canceled	(36,053)	19.57
Outstanding at September 30, 2017	3,350,223	$20.25	8.23	$165,553
Exercisable at September 30, 2017	1,321,034	$10.84	7.55	$77,711
Vested and expected to vest at September 30, 2017	3,350,223	$20.25	8.23	$165,553

(1)	Intrinsic value represents the amount by which the fair market value as of September 30, 2017 of the underlying common stock exceeds the exercise price of the option.

The fair value of stock options is estimated on the grant date using the Black‑Scholes option‑pricing model based on the following weighted average assumptions:

	Three Months Ended		Nine Months Ended

	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Risk-free interest rate	1.94%	1.25%	2.06%	1.54%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	6.0	6.1	6.0	6.0
Expected stock price volatility	73.01%	74.50%	75.09%	76.46%

The weighted‑average grant date fair value of options granted in the three months ended September 30, 2017 and 2016 was $33.96 and $15.80, respectively. The total intrinsic value of options exercised in the three months ended September 30, 2017 and 2016 was $4.6 million and $0.7 million, respectively. The weighted‑average grant date fair value of options granted in the nine months ended September 30, 2017 and 2016 was $25.48 and $10.76 respectively. The total intrinsic value of options exercised in the nine months ended September 30, 2017 and 2016 was $10.7 million and $1.8 million, respectively.

Total stock‑based compensation expense recognized for all stock‑based compensation awards in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$1,811	$628	$4,433	$1,911
General and administrative	1,788	1,277	4,385	2,583
Total stock-based compensation expense	$3,599	$1,905	$8,818	$4,494

At September 30, 2017, the Company had $33.5 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted‑average period of 2.50 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefit will be recorded when realized.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2017, the number of shares reserved for issuance under the 2015 ESPP was increased by 331,254 shares. The Company issued 7,703 shares and 11,426 shares under the ESPP during the nine months ended September 30, 2017 and 2016, respectively.

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

	Nine Months Ended
	September 30,
	2017	2016
Stock options	3,350,223	2,457,260
Unvested restricted stock	—	13,633
Total	3,350,223	2,470,893

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 39,130,101 and 27,250,662 for the three months ended September 30, 2017 and 2016, respectively. The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 37,053,202 and 27,169,963 for the nine months ended September 30, 2017 and 2016, respectively

10. Commitments

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The lease ends on October 31, 2022. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the seven year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The Company is recording rent expense on a straight-line basis through the end of the lease term. The Company has recorded deferred rent on the condensed consolidated balance sheet at September 30, 2017, accordingly. The lease provided the Company with an allowance for leasehold improvements of $4.3 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is included in lease incentive obligations on the balance sheets. The lease agreement required the Company to pay a security deposit of $1.3 million, which is recorded in restricted cash on the Company’s balance sheet.

On April 28, 2017, the Company entered into a lease agreement for approximately 99,833 rentable square feet of office and laboratory space located at 45 Sidney Street in Cambridge, Massachusetts, which the Company gained control over on June 1, 2017. The initial term of the lease agreement commenced on October 1, 2017 and will be for a 146 month period beginning on the commencement date, unless terminated sooner. The lease agreement also provides the Company with an option to extend the lease for two consecutive five-year periods. During the initial term of the lease agreement, the Company has agreed to pay an initial annual base rent of approximately $7.7 million, which rises periodically until it reaches approximately $10.6 million. The Company is recording rent expense on a straight-line basis through the end of the lease term. The Company has recorded deferred rent on the condensed and consolidated balance sheet at September 30, 2017 accordingly. The landlord has also agreed to provide the Company with a tenant improvement allowance of approximately $14.2 million for improvements to be made to the premises. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives of $7.0 million is included in the lease incentive obligation on the balance sheet as of September 30, 2017. The lease agreements required the Company to pay a security deposit of $3.5 million, which is recorded in restricted cash on the Company’s balance sheet.

For the three months ended September 30, 2017 and 2016, rent expense was $2.4 million and $0.5 million, respectively. For the nine months ended September 30, 2017 and 2016, rent expense was $3.9 million and $1.4 million, respectively.

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

Our most advanced drug candidates are BLU-285, BLU-554 and BLU-667. BLU-285 is an orally available, potent and highly selective inhibitor that targets KIT, including Exon 17 mutations, and targets PDGFRα, including the D842V mutation. These mutations abnormally activate receptor tyrosine kinases that are drivers of cancer and proliferative disorders, including gastrointestinal stromal tumors, or GIST, and systemic mastocytosis, or SM. We are currently evaluating BLU-285 in an ongoing Phase 1 clinical trial for defined subsets of patients with GIST and an ongoing Phase 1 clinical trial for advanced SM. GIST is a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract, or GI tract, and SM is a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure. We reported updated data from our Phase 1 clinical trial for GIST at the 2017 ASCO Annual Meeting in Chicago, IL on June 5, 2017, and we plan to report additional updated data from this clinical trial at the Connective Tissue Oncology Society 2017 Annual Meeting in Maui, Hawaii on November 10, 2017. We currently expect to complete enrollment of the PDGFRα D842V expansion cohort for this clinical trial by the middle of 2018, and we plan to initiate a global, randomized Phase 3 clinical trial for BLU-285 compared to regorafenib in third-line GIST in the first half of 2018. We plan to report updated data from our Phase 1 clinical trial for advanced SM in the fourth quarter of 2017.

BLU-554 is an orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. We are currently evaluating BLU-554 in an ongoing Phase 1 clinical trial in patients with advanced HCC. We reported updated data from our Phase 1 clinical trial for advanced HCC at the ESMO 2017 Congress in Madrid, Spain on September 10, 2017. We plan to initiate an additional cohort in this clinical trial in the first quarter of 2018 to evaluate BLU-554 in tyrosine kinase inhibitor-naïve patients with FGFR4-driven HCC, and we also plan to explore opportunities to conduct a clinical trial to evaluate BLU-554 in combination with an immune checkpoint inhibitor.

BLU-667 targets RET, a receptor tyrosine kinase that is abnormally activated by mutations or translocations, and RET resistant mutants that we predict will arise from treatment with first generation therapies. RET is a driver of disease in non-small cell lung cancer, or NSCLC, and cancers of the thyroid, including medullary thyroid carcinoma, or MTC, and our research suggests that RET may be a driver of disease in subsets of colon cancer, breast cancer and other cancers. In March 2017, we dosed the first patient in our Phase 1 clinical trial for BLU-667 in patients with NSCLC, MTC and other advanced solid tumors, and enrollment is ongoing. We plan to report preliminary data from our Phase 1 clinical trial for RET in the first half of 2018.

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

We also previously entered into a discovery collaboration with Alexion Pharma Holding, or Alexion, targeting the kinase ALK2 for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare genetic disease caused by mutations in the ALK2 gene, ACVR1. On July 26, 2017, we received written notice from Alexion of its election to terminate the collaboration for convenience following a strategic review by Alexion of its research and development portfolio, and the termination became effective on October 24, 2017. Effective upon the termination, our exclusivity obligations terminated, and we retained worldwide development and commercialization rights to this program. We currently plan to continue the development of our research program targeting the kinase ALK2 for the treatment of FOP and are conducting research and pre-clinical development activities directed toward identifying a development candidate.

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. We currently have two discovery programs for undisclosed kinase targets. Based on a scientific review of our portfolio of discovery-stage assets, we recently determined to deprioritize our discovery program targeting protein kinase cAMP-activated catalytic subunit alpha fusions for the treatment of fibrolamellar carcinoma.

In addition to our wholly-owned clinical and pre-clinical programs, we have leveraged our platform to enter into a cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through September 30, 2017, we have received an aggregate of $731.3 million from such transactions, including $542.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016 and April 2017 follow‑on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing. As a result of the termination of the Alexion agreement, which was effective October 24, 2017, we will not be entitled to receive payment from Alexion for any additional milestones.

Since inception, we have incurred significant operating losses. Our net losses were $99.1 million for the nine months ended September 30, 2017 and $72.5 million, $52.8 million and $40.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of September 30, 2017, we had an accumulated deficit of $306.6 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

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
•

continue to discover, validate and develop additional drug candidates and advance research and discovery programs, including our program targeting ALK2 for the treatment of FOP and our discovery programs for undisclosed kinase targets;

•	conduct research and development activities under our collaboration with Roche;
•

conduct development and commercialization activities for companion diagnostic tests, including our companion diagnostic tests for BLU‑554 in order to identify HCC patients with FGF19 signaling, BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation and BLU-667 in order to identify NSCLC patients with RET fusions;

•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel to support our current and future research, development, clinical, pre-commercialization and business activities;
•	expand our pre-commercial development activities and operations, including additional costs related to new office and laboratory space under the lease agreement that we entered into in April 2017; and
•	incur additional costs associated with operating as a public company.

Financial Operations Overview

Revenues

To date, we have not generated any revenue from drug sales and do not expect to generate any revenue from the sale of drugs in the near future. Our revenue consists of collaboration revenue under our research, development and commercialization agreement that we entered into with Alexion in March 2015, which we refer to as the Alexion agreement, and our collaboration and license agreement that we entered into with Roche in March 2016, which we refer to as the Roche agreement, including amounts that are recognized related to upfront payments, milestone payments and amounts due to us for research and development services. In the future, revenue may include additional milestone payments and royalties on any net product sales under the collaboration agreement with Roche. As a result of the termination of the Alexion agreement, which was effective October 24, 2017, we will not be entitled to receive payment from Alexion for any research and development expenses incurred after the effective date of termination or any additional milestones. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, payments for manufacturing services, and milestone and other payments.

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

The following table summarizes our external research and development expenses by program for the three and nine months ended September 30, 2017 and 2016. Other development and pre-development candidate expenses and unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
BLU-285 external expenses	$13,659	$2,268	$30,543	$6,684
BLU-554 external expenses	3,882	2,567	11,644	7,670
BLU-667 external expenses	3,634	1,082	8,193	5,435
Other development and pre-development candidate expenses and unallocated expenses	10,813	7,677	30,596	23,816
Internal research and development expenses	7,312	4,556	20,082	13,453
Total research and development expenses	$39,300	$18,150	$101,058	$57,058

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our existing clinical trials and initiate additional clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management, drug product and drug substance manufacturing expenses and development activities for companion diagnostic tests, including our companion diagnostic tests for BLU‑554 in order to identify HCC patients with FGF19 signaling, BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation and BLU-667 in order to identify NSCLC patients with RET fusions. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our program targeting ALK2 for the treatment of FOP and under our existing collaboration agreement with Roche.

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

Interest Expense

Interest expense consists primarily of interest expense on amounts outstanding under the loan and security agreement with Silicon Valley Bank and amortization of debt discount.

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

There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 related to revenue recognition, accrued research and development expenses, available-for-sale investments and stock-based compensation.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,
	2017	2016	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$8,068	$6,160	$1,908	31%
Operating expenses:
Research and development	39,300	18,150	21,150	117
General and administrative	7,378	4,893	2,485	51
Total operating expenses	46,678	23,043	23,635	103
Other income (expense):
Other income (expense), net	954	158	796	504
Interest expense	(47)	(109)	62	57
Total other income (expense)	907	49	858	1,751
Net loss	$(37,703)	$(16,834)	$(20,869)	(124)%

Collaboration Revenue

Collaboration revenue increased by $1.9 million from $6.2 million for the three months ended September 30, 2016 to $8.1 million for the three months ended September 30, 2017. Collaboration revenue for the three months ended September 30, 2017 was related to the Alexion and Roche agreements. We recorded collaboration revenue of $6.7 million and $4.8 million under the Alexion agreement for the three months ended September 30, 2017 and 2016, respectively. As a result of the termination of the Alexion agreement, we are recognizing the remaining deferred revenue balance related to the upfront payment and non-substantive milestone payment previously received under the Alexion collaboration utilizing the proportional performance model over the remaining period of performance, which ended October 24, 2017. The increase in collaboration revenue under the Alexion agreement was primarily related to an increase in the recognition of portions of the $15.0 million upfront payment and $1.8 million in non-substantive milestone payments received from Alexion, partially offset by the impact of the recognition of a milestone payment upon achievement included in the three months ended September 30, 2016. We will not be entitled to receive payment from Alexion for any research and development expenses incurred after October 24, 2017, which was the effective date of termination, or any additional milestones. As a result, we anticipate collaboration revenue related to reimbursable research and development expenses will decrease significantly in future periods. We entered into the Roche agreement in March 2016 and recorded $1.4 million in collaboration revenue under the Roche agreement for the three months ended September 30, 2017 and September 30, 2016.

Research and Development Expense

Research and development expense increased by $21.2 million from $18.2 million for the three months ended September 30, 2016 to $39.3 million for the three months ended September 30, 2017. The increase in research and development expense was primarily related to the following:

•	approximately $9.6 million in increased expenses associated with clinical manufacturing activities;
•	approximately $5.2 million in increased expenses for external clinical activities as we advanced our lead drug candidates, BLU‑285, BLU‑554 and BLU-667, in Phase 1 clinical trials; and
•

approximately $4.8 million in increased personnel expense primarily due to a 35% increase in headcount and an increase of $1.1 million in stock-based compensation expense, which were driven by growth in the clinical and manfucturing organizations.

General and Administrative Expense

General and administrative expense increased by $2.5 million from $4.9 million for the three months ended September 30, 2016 to $7.4 million for the three months ended September 30, 2017. The increase in general and administrative expense was primarily related to the following:

•

approximately $1.2 million in increased personnel expenses due to an increase of 34% in general and administrative headcount to support our overall growth as a publicly traded company and an increase in stock-based compensation expense of $0.5 million; and

•	approximately $1.1 million in increased professional fees including market research and public relations costs.

Other Income (Expense), Net

Other income (expense), net, increased by $0.8 million from $0.2 million of income for the three months ended September 30, 2016 to $1.0 million of income for the three months ended September 30, 2017. The increase in other income (expense), net, was primarily related to an increase in investment income due to higher average investment balances during the three months ended September 30, 2017.

Interest Expense

Interest expense decreased by less than $0.1 million from $0.1 million for the three months ended September 30, 2016 to less than $0.1 million for the three months ended September 30, 2017. The decrease was primarily related to a decrease in the average outstanding principle balance under the loan and security agreement with Silicon Valley Bank for the three months ended September 30, 2017. We expect that interest expense will continue to decrease in subsequent periods as the principal amount under the loan decreases.

Comparison of Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended
	September 30,
	2017	2016	Dollar Change	% Change

	(in thousands)
Collaboration revenue	$19,798	$20,081	$(283)	(1)%
Operating expenses:
Research and development	101,058	57,058	44,000	77
General and administrative	19,894	14,227	5,667	40
Total operating expenses	120,952	71,285	49,667	70
Other income (expense):
Other income (expense), net	2,240	350	1,890	540
Interest expense	(178)	(378)	200	53
Total other income (expense)	2,062	(28)	2,090	7,464
Net loss	$(99,092)	$(51,232)	$(47,860)	(93)%

Collaboration Revenue

Collaboration revenue decreased by $0.3 million from $20.1 million for the nine months ended September 30, 2016 to $19.8 million for the nine months ended September 30, 2017. Collaboration revenue for the nine months ended September 30, 2017 was related to the Alexion and Roche agreements. We recorded collaboration revenue of $15.6 million and $17.0 million under the Alexion agreement for the nine months ended September 30, 2017 and September 30, 2016, respectively. The decrease was primarily due to the impact of the recognition of two milestone payments upon achievement included in the nine months ended September 30, 2016. As a result of the termination of the Alexion agreement, we are recognizing the remaining deferred revenue balance related to the upfront payment and non-substantive milestone payment previously received under the Alexion collaboration utilizing the proportional performance model over the remaining period of performance, which ended October 24, 2017. We will not be entitled to receive payment from Alexion for any research and development expenses incurred after the effective date of termination or any additional milestones. As a result, we anticipate collaboration revenue related to reimbursable research and development expenses will decrease significantly in future periods. We entered into the Roche agreement in March 2016 and recorded $4.2 million and $3.0 million in collaboration revenue under the Roche agreement for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Research and Development Expense

Research and development expense increased by $44.0 million from $57.1 million for the nine months ended September 30, 2016 to $101.1 million for the nine months ended September 30, 2017. The increase in research and development expense was primarily related to the following:

•	approximately $19.0 million in increased expenses associated with clinical manufacturing activities;
•	approximately $12.8 million in increased expenses for external clinical activities as we advanced our lead drug candidates, BLU‑285, BLU‑554 and BLU-667, in Phase 1 clinical trials;
•

approximately $9.6 million in increased personnel expense primarily due to a 34% increase in headcount and an increase of $2.5 million in stock-based compensation expense, which were driven by growth in the clinical and manfucturing organizations; and

•	approximately $1.1 million in increased expenses associated with continuing to build our discovery platform and advance our discovery pipeline.

General and Administrative Expense

General and administrative expense increased by $5.7 million from $14.2 million for the nine months ended September 30, 2016 to $19.9 million for the nine months ended September 30, 2017. The increase in general and administrative expense was primarily related to the following:

•

approximately $3.5 million in increased personnel expenses due to an increase of 32% in general and administrative headcount to support our overall growth as a publicly traded company and an increase of $1.8 million in stock-based compensation expense; and

•	approximately $2.0 million in increased professional fees including market research and public relations costs.

Other Income (Expense), Net

Other income (expense), net, increased by $1.9 million from $0.3 million of income for the nine months ended September 30, 2016 to $2.2 million of income for the nine months ended September 30, 2017. The increase in other income (expense), net, was primarily related to an increase in investment income during the nine months ended September 30, 2017.

Interest Expense

Interest expense decreased by $0.2 million from $0.4 million for the nine months ended September 30, 2016 to $0.2 million for the nine months ended September 30, 2017. The decrease was primarily related to a decrease in the average outstanding principle balance under the loan and security agreement with Silicon Valley Bank for the nine months ended September 30, 2017. We expect that interest expense will continue to decrease in subsequent periods as the principal amount under the loan decreases.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through September 30, 2017, we have received an aggregate of $731.3 million from such transactions, including $542.4 million in aggregate gross proceeds from the sale of common stock in our IPO and December 2016 and April 2017 follow on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing. As a result of the termination of the Alexion agreement, which was effective October 24, 2017, we will not be entitled to receive payment from Alexion for any additional milestones.

As of September 30, 2017, we had cash, cash equivalents and investments of $390.7 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
Net cash used in operating activities	$(85,115)	$(5,716)
Net cash used in investing activities	(125,720)	(80,535)
Net cash provided by (used in) financing activities	216,095	(2,053)
Net increase (decrease) in cash and cash equivalents	$5,260	$(88,304)

Net Cash Used in Operating Activities. Net cash used in operating activities was $85.1 million during the nine months ended September 30, 2017 compared to net cash used in operating activities of $5.7 million during the nine months ended September 30, 2016. The change in net cash used in operating activities was primarily due to changes in deferred revenue related to the timing of the upfront payment from Roche. In the nine months ended September 30, 2016, we received a $45.0 million upfront payment from Roche, and in the nine months ended September 30, 2017 we did not receive any upfront payments. Further, the change in net cash used by operating activities was related to an increase in net loss of $47.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Net Cash Used in Investing Activities. Net cash used in investing activities was $125.7 million during the nine months ended September 30, 2017 compared to net cash used in investing activities of $80.5 million during the nine months ended September 30, 2016. Net cash used in investing activities for the nine months ended September 30, 2017 consisted primarily of purchases of investments offset by maturities of investments. We classify these investments as available-for-sale and record them at fair value in the accompanying condensed consolidated balance sheets. Net cash used in investing activities also consisted of purchases of property and equipment and a $3.5 million security deposit related to the lease agreement entered into on April 28, 2017. Net cash used in investing activities for nine months ended September 30, 2016 consisted primarily of purchases of investments and purchases of property and equipment offset by maturities in investments.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $216.1 million during the nine months ended September 30, 2017 compared to net cash used in financing activities of $2.1 million during the nine months ended September 30, 2016. Net cash provided by financing activities for the nine months ended September 30, 2017 was primarily due to $216.2 million in gross proceeds from our April 2017 follow-on underwritten public offering, after deducting underwriting discounts and commissions. Net cash used in financing activities for the nine months ended September 30, 2016 was primarily due to principal payments under the loan and security agreement with Silicon Valley Bank.

Borrowings

In May 2013, we entered into the loan and security agreement with Silicon Valley Bank. Under the terms of the loan and security agreement, we borrowed $5.0 million. Loan advances accrue interest at a fixed rate of 2.0% above the prime rate. In November 2014, we amended the loan and security agreement and borrowed an additional $5.0 million. Each loan advance included an interest only payment period. Through September 30, 2017, we have made principal payments of $7.9 million on the $10.0 million of advances. We are required to pay a fee of 4% of the total loan advances at the end of the term of the loan. There are no financial covenants associated with the loan and security agreement. As of September 30, 2017, we had $2.1 million in outstanding principal under the loan and security agreement.

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

As of September 30, 2017, we had cash, cash equivalents and investments of $390.7 million. Based on our current plans, we believe our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaboration with Roche, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2019. Our future capital requirements will depend on many factors, including:

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
•

the success of our current or future collaborations for companion diagnostic tests, including our companion diagnostic tests for BLU‑554 in order to identify HCC patients with FGF19 signaling, BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation and BLU-667 in order to identify NSCLC patients with RET fusions;

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

Contractual Obligations

On April 28, 2017, we entered into a lease agreement with UP 45/75 Sidney Street, LLC, as the landlord, pursuant to which we will lease approximately 99,833 rentable square feet of office and laboratory space located at 45 Sidney Street, Cambridge, Massachusetts 02139, which we refer to as the new premises, and will relocate our corporate headquarters to the new premises. We gained control over the space on June 1, 2017 and currently anticipate relocating our corporate headquarters in the first quarter of 2018. We became responsible for paying rent under the lease agreement on October 1, 2017, or the commencement date. The initial term of the lease agreement will be for a 146 month period beginning on the commencement date, unless terminated sooner. The lease agreement also provides us with an option to extend the lease agreement for two consecutive five-year periods at the then fair market annual rent, as defined in the lease agreement, as well as a right of first offer with respect to leasing additional space adjacent to the new premises. During the initial term of the lease agreement, our monthly base rent for the new premises will start at approximately $641,000 beginning on the commencement date through the 14 month anniversary of the commencement date. Our monthly base rent will increase by 3.0% on the 14 month anniversary of the commencement date and will increase by an additional 3.0% on an annual basis for the remainder of the initial term up to a maximum monthly base rent of approximately $887,000. Pursuant to the lease agreement, we will also be obligated to pay certain taxes and operating costs associated with the new premises during the term of the lease agreement. The landlord has also agreed to provide us with a tenant improvement allowance of approximately $14.2 million for improvements to be made to the new premises. We will be obligated to maintain a security deposit with the landlord in the amount of $3.5 million, which is subject to reduction by up to $1.0 million during the term of the lease agreement, subject to the satisfaction of specified terms and conditions.

As of September 30, 2017, there have been no other material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, we had cash, cash equivalents and investments of $390.7 million, consisting primarily of money market funds and investments in U.S. treasury obligations and U.S government agency securities.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2017 and December 31, 2016, we had minimal liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three or nine months ended September 30, 2017 and 2016.

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

Our management, with the participation of our Chief Executive Officer and Vice President of Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based upon such evaluation, our Chief Executive Officer and Vice President of Finance have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, novel target discovery engine and initial drug candidates. To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through September 30, 2017, we have received an aggregate of $731.3 million from such transactions, including $542.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016 and April 2017 follow‑on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion Pharma Holding, or Alexion, a $45.0 million upfront payment from F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, and $10.0 million in gross proceeds from the debt financing. As a result of the termination of the Alexion agreement, which was effective October 24, 2017, we will not be entitled to receive payment from Alexion for any additional milestones.

Since inception, we have incurred significant operating losses. Our net losses were $99.1 million for the nine months ended September 30, 2017 and $72.5 million, $52.8 million and $40.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of September 30, 2017, we had an accumulated deficit of $306.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced‑manufacturing expenses. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

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

As of September 30, 2017, we had cash, cash equivalents and investments of $390.7 million. Based on our current plans, we believe our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaboration with Roche, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2019. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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
•

the success of our current or future collaborations for companion diagnostic tests, including our companion diagnostic tests for BLU‑554 in order to identify HCC patients with FGF19 signaling, BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation and BLU-667 in order to identify NSCLC patients with RET fusions;

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

We are very early in our development efforts with only three drug candidates,  BLU‑285, BLU‑554 and BLU‑667, in clinical development. All of our other drug candidates are currently in pre-clinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our lead drug candidates, BLU‑285, BLU‑554 and BLU‑667. Our ability to generate drug revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. In addition, for some of our drug candidates, in order to select patients most likely to respond to treatment and rapidly confirm mechanistic and clinical proof-of-concept, we may seek to develop companion diagnostic tests, which are assays or tests to identify an appropriate patient population. For example, we have entered into agreements with third parties to develop and commercialize companion diagnostics for BLU‑554 in order to identify HCC patients with FGF19 signaling, BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation and BLU-667 in order to identify NSCLC patients with RET fusions.  Companion diagnostic tests are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our lead drug candidates and other drug candidates will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials, including our current Phase 1 clinical trials for BLU‑285, BLU‑554 and BLU‑667;
•	successful completion of pre-clinical studies for our other drug candidates;
•	approval of Investigational New Drug applications for future clinical trials for our other drug candidates;
•

successful development of any companion diagnostic tests for use with our drug candidates, including the development of a companion diagnostic test for BLU‑554 in order to identify HCC patients with FGF19 signaling, BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation and BLU-667 in order to identify NSCLC patients with RET fusions;

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

We may choose not to develop a potential drug candidate, or we may suspend, deprioritize or terminate one or more discovery programs or pre-clinical drug candidates or programs.

At any time and for any reason, we may determine that one or more of our discovery programs or pre-clinical drug candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or drug candidate. Accordingly, we may choose not to develop a potential drug candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or pre-clinical drug candidates or programs. For example, we have previously determined to suspend our discovery program for inhibitors of neurotrophic tyrosine receptor kinase, or NTRK, and predicted NTRK resistant mutants, and we recently determined to deprioritize our discovery program targeting protein kinase cAMP-activated catalytic subunit alpha fusions for the treatment of fibrolamellar carcinoma. If we suspend, deprioritize or terminate a program or drug candidate in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or drug candidates.

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

We focus our research and product development on treatments for cancer and rare genetic diseases, including genomically defined cancer and diseases driven by abnormal kinase activation. Because the target patient populations for our drug candidates are relatively small, it may be difficult to successfully identify patients. We have entered into agreements with third parties to develop a companion diagnostic test for BLU‑554 in order to identify HCC patients with FGF19 signaling, BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation and BLU-667 in order to identify NSCLC patients with RET fusions. We may engage third parties to develop companion diagnostic tests for use in some of our other current or future clinical trials. However, third parties may not be successful in developing such companion diagnostic tests, furthering the difficulty in identifying patients for our clinical trials. Our inability to enroll a sufficient number of patients in our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we are unable to include patients with the driver of the disease, including the applicable genomic alteration for diseases in genomically defined patient populations, this could compromise our ability to seek participation in the FDA’s expedited review and approval programs, including breakthrough therapy designation and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines. In addition, our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our drug candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, prospects and ability to achieve or sustain profitability.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals both for our drug candidates and for any related companion diagnostic tests, we will not be able to commercialize, or will be delayed in commercializing, our drug candidates, and our ability to generate revenue will be materially impaired.

Our drug candidates and any related companion diagnostic tests, including the companion diagnostic tests that we are developing for BLU‑554 in order to identify HCC patients with FGF19 signaling, BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation and BLU-667 in order to identify NSCLC patients with RET fusions, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We may also need marketing approval for any related companion diagnostic tests, including the companion diagnostic tests that we are developing for BLU-554, BLU‑285 and BLU-667. We have not received approval to market any of our drug candidates or related companion diagnostic tests from regulatory authorities in any jurisdiction, and it is possible that none of our current or future drug candidates or related companion diagnostic tests will ever obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

If we or our collaborators are unable to successfully develop and commercialize companion diagnostic tests for our drug candidates, or experience significant delays in doing so we may not realize the full commercial potential of our drug candidates.

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostic tests. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostic tests. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into agreements to develop and commercialize companion diagnostic tests with third parties for BLU‑554 in order to identify HCC patients with FGF19 signaling, BLU-285 in order to identify GIST patients with the PDGFRα D842V mutation and BLU-667 in order to identify NSCLC patients with RET fusions. However, we have not yet initiated commercialization of these companion diagnostic tests or development and commercialization of companion diagnostic tests for any of our other programs. We have little experience in the development and commercialization of companion diagnostic tests and may not be successful in developing and commercializing appropriate companion diagnostic tests to pair with any of our drug candidates that receive marketing approval. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing and commercializing companion diagnostic tests, we are relying on third parties to design, manufacture, obtain regulatory approval for and commercialize the companion diagnostic tests for BLU‑554, BLU‑285 and BLU-667, and we expect to rely in whole or in part on third parties to design, manufacture, obtain regulatory approval for and commercialize any other companion diagnostic tests for our drug candidates. We and our collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic test that we may seek to develop:

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

Any delay or failure by us or our collaborators to develop or obtain regulatory approval of the companion diagnostic tests could delay or prevent approval of our drug candidates. If we, or any third parties that we have engaged or may in the future engage to assist us are unable to successfully develop and commercialize companion diagnostic tests for our drug candidates, or experience delays in doing so:

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

On January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In addition, on May 4, 2017, the U.S. House of Representatives passed the American Health Care Act, which would repeal certain aspects of the Affordable Care Act. It is uncertain whether any legislation will be enacted, and if it is, what impact it will have on the availability and cost of healthcare. We plan to continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement may have on our business.

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

In addition, our collaboration with Roche, as well as any future collaborations that we enter into, may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. For example, effective October 24, 2017, Alexion terminated our rare genetic disease collaboration for convenience following a strategic review by Alexion of its research and development portfolio. We currently plan to continue the development of our research program targeting the kinase ALK2 for the treatment of fibrodysplasia ossificans progressiva and are conducting research and pre-clinical development activities directed toward identifying a development candidate. Any termination or expiration of our collaboration agreement with Roche or any future collaboration agreement could adversely affect us financially or harm our business reputation.

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

As of October 15, 2017, we owned four issued U.S. patents, five pending U.S. non-provisional patent applications, one pending U.S. provisional patent application, 28 foreign patent applications in a number of jurisdictions, including Australia, Argentina, Brazil, Bolivia, Canada, China, the European Union, Hong Kong, Israel, India, Iraq, Japan, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, South Korea, Taiwan, Uruguay and Venezuela, and one pending Patent Cooperation Treaty, or PCT, patent application directed to our KIT program, including BLU‑285. Any U.S. or ex‑U.S. patents issuing from the pending applications covering BLU‑285 will have a statutory expiration date of October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of October 15, 2017, we owned five issued U.S. patents, three pending U.S. non-provisional patent applications, one pending U.S. provisional patent applications, three issued foreign patents and 42 pending foreign patent applications in a number of jurisdictions, including Argentina, Australia, Bolivia, Brazil, Canada, China, Egypt, the European Union, Hong Kong, Israel, India, Indonesia, Iraq, Japan, South Korea, Lebanon, Mexico New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, Taiwan, Thailand, Uruguay and Venezuela, and one pending PCT patent application directed to our FGFR4 program, including BLU‑554. Any U.S. or ex‑U.S. patent issuing from the pending applications covering BLU‑554 will have a statutory expiration date of July 2033, December 2033, October 2034, September 2037 or April 2038. Patent term adjustments or patent term extensions could result in later expiration dates.

As of October 15, 2017, we owned five pending U.S. non-provisional patent applications, four pending PCT applications, six pending foreign patent applications filed in Argentina, Lebanon, Uruguay and Taiwan, and one pending U.S. provisional patent applications directed to our RET program, which, if issued, will have statutory expiration dates of 2036 or 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of October 15, 2017, we owned ten U.S. patent applications and ten European Union patent applications directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

We are highly dependent on the research and development, clinical, business development, financial and legal expertise of Jeffrey W. Albers, our President and Chief Executive Officer, Anthony L. Boral, our Chief Medical Officer,

Marion Dorsch, our Chief Scientific Officer, Kathryn Haviland, our Chief Business Officer, Michael Landsittel, our Vice President of Finance, Tracey McCain, our Chief Legal Officer, and Christopher Murray, our Senior Vice President of Technical Operations, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, other than Mr. Landsittel, each of our executive officers may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of October 15, 2017, we had 133 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. In April 2017, we entered into a lease agreement for new office and laboratory space located at 45 Sidney Street, Cambridge, Massachusetts 02139, and we currently anticipate relocating our corporate headquarters to the new premises in the first quarter of 2018. The physical expansion of our operations may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Our stock price has been and in the future may be subject to substantial volatility. In addition, the stock market in general, and NASDAQ listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $71.67 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The NASDAQ Global Select Market, through October 25, 2017. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

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

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Employment Agreement, dated October 10, 2017, by and between the Registrant and Christopher K. Murray
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Blueprint Medicines Corporation

Date: October 31, 2017	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 31, 2017	By:	/s/ Michael Landsittel
Michael Landsittel
Vice President of Finance (Principal Financial and Accounting Officer)