Form 10-K
period 2017-12-31
Blueprint Medicines Corp
filed 2018-02-21
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-37359

BLUEPRINT MEDICINES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	26-3632015
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45 Sidney Street Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 374-7580

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	Nasdaq Global Select Market

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

Large accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on the Nasdaq Global Select Market on such date, was approximately $1,953,767,657.

Number of shares of the registrant’s common stock, par value $0.001 per share, outstanding on February 15, 2018: 43,704,031

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our ongoing Phase 1 clinical trials and any planned clinical trials for avapritinib (formerly known as BLU-285), BLU-554, BLU-667 and BLU-782, and our research and development programs;

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

Part I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on developing potentially transformational medicines to improve the lives of patients with genomically defined cancers and rare diseases. Our approach is to leverage our novel target discovery engine to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and to craft highly selective and potent drug candidates that may provide significant and durable clinical responses for patients without adequate treatment options. This integrated biology and chemistry approach enables us to identify, characterize and design drug candidates to inhibit novel kinase targets that have been difficult to selectively inhibit. By focusing on diseases in genomically defined patient populations, we believe that we will have a more efficient development path with a greater likelihood of success.

Our most advanced drug candidates are avapritinib (formerly known as BLU‑285), BLU‑554 and BLU‑667. Our lead drug candidate, avapritinib, is an orally available, potent and highly selective inhibitor that targets KIT and PDGFRα mutations. These mutations abnormally activate receptor tyrosine kinases that are drivers of cancer and proliferative disorders, including gastrointestinal stromal tumors, or GIST, and systemic mastocytosis, or SM. We are currently evaluating avapritinib in an ongoing Phase 1 clinical trial for defined subsets of patients with GIST, which we refer to as the Navigator trial, and an ongoing Phase 1 clinical trial for advanced SM, which we refer to as the Explorer trial. GIST is a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract, or GI tract, and SM is a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure.

BLU‑554 is an orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. We are currently evaluating BLU‑554 in an ongoing Phase 1 clinical trial in patients with advanced HCC.

BLU‑667 targets RET, a receptor tyrosine kinase that is abnormally activated by mutations or translocations, and RET resistance mutations that we predict will arise from treatment with first generation therapies. RET drives disease in subsets of patients with non‑small cell lung cancer, or NSCLC, and cancers of the thyroid, including medullary thyroid carcinoma, or MTC, and papillary thyroid cancer, and our research suggests that RET may drive disease in subsets of patients with colon cancer, breast cancer and other cancers. We are currently evaluating BLU‑667 in an ongoing Phase 1 clinical trial in patients with RET‑altered NSCLC, MTC and other advanced solid tumors.

In addition, in the fourth quarter of 2017, we nominated a development candidate, BLU‑782, for our discovery program targeting the kinase ALK2 for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare genetic disease caused by mutations in the ALK2 gene, ACVR1. We anticipate initiating IND‑enabling studies for BLU-782 in the first half of 2018.

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. We currently have two wholly-owned discovery programs for undisclosed kinase targets, and we anticipate nominating at least two additional discovery programs in 2018.

In addition to our wholly-owned clinical and pre-clinical programs, in March 2016, we entered into an agreement with F. Hoffmann‑La Roche Ltd and Hoffmann‑La Roche Inc. to discover, develop and commercialize up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. We will continue to evaluate additional collaborations that could maximize the value for our programs and allow us to leverage the expertise of strategic collaborators. We are also focused on engaging in collaborations to capitalize on our discovery platform outside of our primary strategic focus area of cancer.

We currently have worldwide development and commercialization rights to avapritinib, BLU-554, BLU-667 and BLU-782 and all of our discovery programs other than the pre-clinical programs under the Roche collaboration. In September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to avapritinib for the treatment of GIST and mastocytosis. In October 2016, the FDA granted fast track designation to avapritinib for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase, or TKI, inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. In addition, in June 2017, the FDA granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRα D842V mutation, and in July 2017, the European Commission granted orphan drug designation to avapritinib for the treatment of GIST.

Approved kinase drugs, such as imatinib, have demonstrated significant benefit to patients, and small molecule kinase drugs achieved approximately $25 billion in 2017 sales. Despite this success, there is room for further improvement in kinase drug discovery and development. Many of the approved drugs are multi‑kinase inhibitors that are not selective for disease drivers. This results in off‑target toxicities that limit dose levels and target inhibition, thereby reducing efficacy. Further, patients who initially respond to a targeted kinase treatment often relapse due to the development of resistance mutations. For many of the known kinases, there is a strong link between genomic alterations in a kinase and disease, including specific forms of cancer and rare genetic diseases. However, the function of the majority of the kinome is still unknown. As of December 31, 2017, there were approximately 35 small molecule drugs approved by the FDA that target less than five percent of the 518 kinases. Taken together, this represents a substantial opportunity for developing novel and transformative drugs for cancer, rare genetic diseases and other disease areas, including cancer immunotherapy.

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

Our Strategy

Our goal is to become a fully-integrated, biopharmaceutical company capable of delivering multiple transformative drugs to patients. The key tenets of our strategy include the following:

•	Rapidly advance the clinical development of avapritinib as a potential treatment for broad populations of GIST and SM, and if successful, seek global regulatory approval.
•

Prepare for a potential commercial launch of avapritinib and build commercial capability to bring avapritinib and our other drug candidates, if and when approved, to physicians and patients for the approved indications.

•	Rapidly advance BLU‑554, BLU-667 and BLU-782 through clinical development and define the potential regulatory path for these drug candidates.
•	Continue to expand our broad, differentiated pipeline of kinase drug candidates for patients with genomically defined cancers and rare diseases.
•	Evaluate potential strategic collaborations to maximize the value of our programs and platform.
•	Maintain a commitment to Blueprint Medicines’ patient-focused and science-driven culture as we grow our business.

Our Focus — Highly Selective Kinase Drugs for Genomically Defined Cancers and Rare Diseases

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

Our Development Programs

We have leveraged our discovery platform to develop a robust drug pipeline of orally available, potent and selective small molecule kinase inhibitors that target genomic drivers in several cancers and a rare genetic disease. We currently own worldwide development and commercial rights to all of our pre-clinical and clinical programs other than any drug candidates being developed in our cancer immunotherapy collaboration with Roche. The following table summarizes our most advanced drug candidates as of February 15, 2018, each of which is described in further detail below.

Drug Candidate (Genomic Target)	Initial Diseases	Stage of Development	Commercial Rights
avapritinib (KIT and PDGFRα mutations)	Advanced PDGFRα-driven GIST	Phase 1 enrolling (Navigator)	Blueprint Medicines
	Advanced KIT-driven GIST (second line and ≥ third line)	Phase 1 enrolling (Navigator)
	Advanced GIST (third line)	Phase 3 planned (Voyager)
	Advanced SM	Phase 1 enrolling (Explorer)
	Advanced SM	Phase 2 planned
	Indolent and smoldering SM	Phase 2 planned
BLU‑554 (aberrantly activated FGFR4)	Advanced HCC	Phase 1 enrolling	Blueprint Medicines
BLU-667 (RET fusions, mutations and predicted resistant mutants)	Advanced NSCLC, MTC and other advanced solid tumors	Phase 1 enrolling	Blueprint Medicines
BLU-782 (ALK2 mutations)	FOP	Development candidate selected	Blueprint Medicines
Cancer immunotherapy (immunokinase targets)	Oncology	Undisclosed	Blueprint Medicines (1) Roche (2)

(1)Blueprint Medicines has U.S. commercialization rights for up to two programs.

(2)Roche has worldwide commercialization rights for up to three programs and ex-U.S. commercialization rights for up to two programs.

All of our current clinical programs target patient populations with genomically defined diseases. Generally, as we advance our drug candidates through Phase 1 clinical development, we enrich our clinical trials by selecting patients most likely to respond to our drug candidates to confirm mechanistic and clinical proof of concept. We are also collaborating with third parties to develop and commercialize companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU‑554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions. We may collaborate with other third parties in the future to develop and commercialize additional companion diagnostic tests or to develop assays to measure target engagement, pathway modulation and early response.

The table below lists the initial diseases and genomic drivers targeted by avapritinib, BLU-554, BLU-667 and BLU-782, and for each of these diseases, the corresponding estimated number of patients in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan, or the Major Markets. In addition, the table lists the estimated frequency of the genomic alterations that we are initially targeting for each of these diseases.

Drug Candidate	Initial Diseases	Estimated Number of Patients (1)		Genomic Drivers	Estimated Frequency of Alteration (% of Patients)
		United States	Total Major Markets
avapritinib	GIST	3,300 first line 3,000 second line 3,600 ≥ third line	8,700 first line 7,700 second line 7,700 ≥ third line	D842V mutant PDGFRα	~5-6% of primary GIST
				KIT mutations	~80%
	SM	1,100 advanced SM 700 smoldering SM 6,600 indolent SM	2,600 advanced SM 1,800 smoldering SM 16,300 indolent SM	KIT D816V mutation	~90-95%
BLU‑554	HCC (2)	18,700 first line 8,200 second line	64,700 first line 29,000 second line	Aberrant FGFR4 signaling	~30%
BLU‑667	NSCLC	147,000 first line 87,500 second line 39,400 third line	373,000 first line 217,100 second line 89,700 third line	RET fusions	~1-2%
	MTC	640 total	1,300 total	RET mutations	~60%
BLU‑782	FOP	400 total	1,100 total	ALK2 mutations	~100%

(1)

Based on estimated prevalence for SM, MTC patients and FOP patients and estimated incidence for GIST, HCC and NSCLC patients. Estimates for GIST, HCC and NSCLC include metastatic and unresectable patient populations.

(2)	The incidence of HCC outside of the Major Markets, including in China, South Korea, Taiwan and Singapore, represents an additional opportunity for BLU‑554.

KIT and PDGFRα Inhibitor Program (avapritinib)

Overview

Avapritinib is an orally available, potent and highly selective inhibitor that targets the homologous kinases KIT and PDGFRα, receptor tyrosine kinases that are drivers of cancer and proliferative disorders when abnormally activated. We specifically designed avapritinib to preferentially interact with the active conformation of KIT and PDGFRα to potently inhibit activation loop mutants not well-targeted by other agents, as well as a broad spectrum of other clinically relevant mutations. Avapritinib is able to potently and selectively inhibit both KIT and PDGFRα mutations with minimal inhibition of other kinases due to the high degree of structural similarity of the kinase domains of KIT and PDGFRα.

Kinome tree locations of KIT and PDGFRα illustrating close structural similarity between these kinases. Each branch of the dendogram represents an individual human kinase. Kinome illustration reproduced courtesy of Cell Signaling Technology, Inc., or CSTI (www.cellsignal.com). The foregoing website is maintained by CSTI, and Blueprint Medicines is not responsible for its content.

We are initially developing avapritinib for PDGFRα-driven GIST and KIT-driven GIST, which we collectively refer to as advanced GIST, and for advanced SM. In addition, based on the preliminary safety and clinical activity data from our Phase 1 clinical trial for avapritinib for advanced SM to date, including evidence of clinical activity starting at the lowest dose level, we anticipate initiating a Phase 2 dose escalation and proof‑of‑concept clinical trial to evaluate avapritinib in patients with indolent SM, or ISM, and smoldering SM, or SSM, in the second half of 2018. We also plan to evaluate further development of avapritinib in additional diseases driven by KIT and PDGFRα.

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

The GIST treatment paradigm has advanced dramatically over the past 15 years. Patients diagnosed with localized disease undergo potentially curative tumor resection, while imatinib is given to high risk resected patients to prolong the time to recurrence. The advent of imatinib has improved the prognosis of patients with unresectable or metastatic disease to a five‑year median overall survival. Unresectable or metastatic patients typically receive imatinib, followed by sunitinib and regorafenib as the disease progresses.

For patients with KIT‑driven GIST, current medical therapies slow the course of disease but progression is inevitable in most cases. Up to 50% of patients treated with frontline imatinib relapse within approximately 18 months. Of the secondary resistance mutations that lead to relapse, many of the mutations are not addressed by current therapies and confer mutations confer resistance to current treatments. A therapy that effectively suppresses a broad spectrum of KIT mutations and that is potentially amenable to combinations with existing agents is needed.

Patients with PDGFRα D842V‑driven GIST have great unmet medical need, as no approved medical therapies are effective. Progression can occur within as little as three months, and the median overall survival is 15 months for patients with advanced disease.

In the Major Markets, we estimate there are approximately 24,100 patients with unresectable or metastatic GIST, including approximately 7,700 patients with second line GIST and approximately 7,700 patients with third line or later GIST. The PDGFRα D842V mutation is found in 5‑6% of frontline unresectable or metastatic GIST patients, and we estimate there are approximately 500 patients with PDGFRα D842V‑driven GIST in the Major Markets.

KIT and PDGFRα Driver Mutations in GIST

GIST is a tumor type that depends on continued signaling of a single, aberrantly active kinase. Most GISTs result from primary mutations in KIT or PDGFRα. Approximately 80% of patients have KIT‑driven GIST. Imatinib effectively inhibits most KIT primary mutations; however over time, secondary mutations occur elsewhere in the KIT gene that lead to kinase activation despite the presence of imatinib, thereby leading to disease progression. The most common mutation in the PDGFRα gene is D842V, found in approximately 5‑6% of frontline unresectable or metastatic GIST patients. There is currently no therapeutic option for patients with D842V mutant PDGFRα‑driven GIST. PDGFRα has a very similar active site structure to KIT, and the PDGFRα D842V mutation is homologous to KIT D816V. As in the case of KIT Exon 17 mutant receptors, PDGFRα D842V mutations confer ligand‑independent constitutive signaling of the mutant PDGFRα kinase.

Pre‑clinical Development of avapritinib in GIST

We have conducted comprehensive pre-clinical experiments to characterize the potency and selectivity of avapritinib. Avapritinib potently inhibits PDGFRα D842V in vitro (IC50 = 0.24 nM). In contrast, imatinib inhibits PDGFRα D842V at least 3,000‑fold less potently (IC50 = 759 nM). In a cellular model driven by an activated PDGFRα D842V mutant protein, avapritinib potently inhibits signaling of the oncogenic PDGFRα mutant protein as measured by inhibition of PDGFRα autophosphorylation (IC50 = 30 nM). By comparison, imatinib shows at least 100‑fold lower potency in the cellular model (IC50 = 3,145 nM).

We have also demonstrated significant anti‑tumor efficacy with avapritinib in an imatinib-resistant patient‑derived xenograft models with a KIT Exon 17 resistance mutation, similar to what is found in relapsed/refractory KIT‑driven GIST, as well as patient-derived xenograft models with KIT Exon 11 and KIT Exon 13 mutations. In these xenograft models, avapritinib administered orally for 25 days resulted in tumor regression at the two highest tested doses, which were well-tolerated.

Avapritinib elicits dose‑dependent tumor regression in a patient‑derived GIST xenograft model with a KIT Exon 11 mutation, KIT Exon 13 mutations and a KIT Exon 17 resistance mutation. In the figure above, QD means once a day and BID means twice a day.

We recently presented pre-clinical data showing avapritinib is active across a broad spectrum of KIT and PDGFRα mutations, as shown in the figure below.

		IC50 (nM)
		avapritinib	imatinib
KIT Exon 11 deletion	JM domain mutations	0.6	12
KIT Exon 11 V560G		1	87
KIT Exon 11/13	ATP binding site mutations	11	9,160
KIT Exon 11/14		28	19,650
KIT Exon 17	Activation loop mutations	< 2	60 – 12,750
KIT Exon 17 D816V		0.27	8,150
PDGFRα Exon 18 D842V		0.24	759

In addition, we have developed an understanding of the biology that will inform the development of combinations to address these resistance mutations. We performed a comprehensive analysis of these secondary KIT Exon 17 mutations, analyzing the literature and unpublished data from opinion leaders to understand which mutations occur and to quantify their frequency in the clinical setting. We also conducted a series of in vitro biochemistry experiments using compounds from our proprietary compound library and currently available therapies (imatinib, sunitinib and regorafenib) to interrogate their activity against the range of KIT Exon 17 mutations. The result is a deep understanding of the spectrum of activity of avapritinib, additional compounds from our proprietary compound library and available therapies across the range of possible mutations.

Navigator Trial (avapritinib) – Phase 1 Clinical Trial for Patients with Advanced GIST

Avapritinib is currently being evaluated in the dose expansion portion of a Phase 1 clinical trial in patients with advanced GIST, which we refer to as the Navigator trial, and enrollment is ongoing. In November 2017, we reported updated data from the dose escalation and expansion portions of the Navigator trial at the Connective Tissue Oncology Society Annual Meeting.

As of the data cutoff date of October 11, 2017, 116 patients had been treated with avapritinib in the dose escalation and expansion portions of the Navigator trial at eight dose levels (ranging from 30 mg QD to 600 mg QD), including 76 patients with KIT‑driven GIST, 39 patients with PDGFRα‑driven GIST, and one patient with KIT/PDGFRα wild‑type GIST. The median number of prior TKI regimens was four for patients with KIT‑driven GIST (ranging from two to 11), and one for patients with PDGFRα‑driven GIST (ranging from zero to six). Among patients with KIT‑driven GIST, 64 patients (83%) previously received regorafenib. We have selected 300 mg QD as the RP2D for the expansion portion of the Navigator trial, with an option for investigators to escalate patients to the MTD of 400 mg QD following two treatment cycles.

Safety Data. As of the data cutoff date, avapritinib was generally well‑tolerated. Most AEs reported by investigators were Grade 1 or 2. Across all grades, the most common treatment‑emergent AEs reported by investigators (≥20%) included nausea (56%), fatigue (53%), periorbital edema (43%), vomiting (41%), edema peripheral (34%), anemia (31%), diarrhea (31%), increased lacrimation (30%), cognitive effects (30%), decreased appetite (28%), dizziness (23%), constipation (22%) and hair color changes (22%). Cognitive effects are an aggregated category of individual cognitive events, each of which was observed in fewer than 20% of patients. Investigators reported treatment‑related Grade ≥3 AEs in 39 patients (34%), including anemia (9%), fatigue (7%), hypophosphatemia (4%), nausea (4%) and cognitive effects (3%). Six patients (5%) discontinued treatment with avapritinib due to AEs. An additional 43 patients discontinued treatment, with 40 patients due to progressive disease and three patients who withdrew consent. Among all 116 enrolled patients, 67 remained on treatment as of the data cutoff date.

Clinical Activity Data. As of the data cutoff date, 30 patients with KIT‑driven GIST treated at 300 to 400 mg QD were evaluable for response assessments. In addition, 31 patients with PDGFRα D842‑driven GIST at all doses were evaluable for response assessments, including 29 patients with a D842V mutation and two patients with other D842 mutations. Two patients with a PDGFRα exon 14 mutation were excluded from analyses of clinical activity. Patients were evaluable if they had at least one centrally reviewed radiographic scan, and all reported data are based on blinded central radiology review as per modified Response Evaluation Criteria in Solid Tumors version 1.1, or mRECIST 1.1 criteria, for GIST. Radiographic scans were also assessed by Choi criteria, a supportive method of response assessment in soft tissue sarcomas that has been shown to be predictive of improved prognosis in patients with advanced GIST.

Patients with heavily pretreated KIT‑driven GIST treated at doses of 300 to 400 mg QD

•Centrally assessed radiographic tumor reductions were observed in 20 of 30 evaluable patients (67%) across all common KIT genotypes, including mutations in exons 9, 11, 13, 14 and 17, confirmed by archival tumor biopsy and circulating tumor DNA.

•By mRECIST 1.1 criteria, five patients had a PR (three confirmed, two pending confirmation), and 18 patients had SD, representing an ORR of 17% and a disease control rate, or DCR, of 77%.

•By Choi criteria, 16 patients had a PR and seven patients had SD, representing an ORR of 53% and a DCR of 77%.

•Median PFS was 11.5 months.

•In contrast, historical data showed a zero percent ORR and median PFS of 1.8 months in patients with TKI‑resistant advanced GIST re‑treated with imatinib in a third‑line or later setting.

Patients with PDGFRα‑driven GIST

•Centrally assessed radiographic tumor reductions were observed in all 31 evaluable patients.

•By mRECIST 1.1 criteria, one patient had a CR (pending confirmation), 21 patients had a PR (18 confirmed, three pending confirmation), and nine patients had SD, representing an ORR of 71% and a DCR of 100%.

•By Choi criteria, one patient had a CR, and 30 patients had a PR, representing an ORR of 100%.

•Median PFS was not reached, and 12‑month PFS was estimated to be 78%.

•In contrast, historical data showed a zero percent ORR and median PFS of 2.8 months in patients with PDGFRα D842V‑driven GIST treated with imatinib.

Navigator Trial Design. The Navigator trial is designed to evaluate the activity, safety and tolerability of avapritinib in adults with advanced GIST. The trial consists of two parts: a dose escalation portion and a dose expansion portion. We have completed the dose escalation portion, and patient enrollment in the dose expansion portion of the Navigator trial is currently ongoing at the RP2D of 300 mg QD. The expansion portion of this trial is designed to enroll patients in the following cohorts: (1) patients with a PDFGRα D842V mutation, regardless of line of therapy, (2) patients who have received imatinib and at least one other TKI and (3) patients who have received imatinib and no other TKI. Primary objectives for the dose expansion portion of the Navigator trial include determining ORR by RECIST and the safety and tolerability of avapritinib across the three expansion cohorts. Secondary objectives include characterizing the PK of avapritinib, assessing anti-tumor activity by Choi criteria and allelic burden using circulating tumor DNA and comparing progression-free survival, or PFS, for avapritinib with PFS for each patient’s last prior anti-cancer therapy. All response assessments use blinded, central radiology review. The Navigator trial is designed to enroll approximately 250 patients, including approximately 50 patients during dose escalation and approximately 200 patients across all three expansion cohorts, at multiple sites in the United States, European Union and Asia.

Clinical Development Plans

In June 2017, the FDA granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRα D842V mutation. In addition, in January 2016 the FDA granted orphan drug designation to avapritinib for the treatment of GIST, and in October 2016, the FDA granted fast track designation to avapritinib for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second TKI inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. In July 2017, the European Commission granted orphan drug designation to avapritinib for the treatment of GIST.

Based on feedback from the FDA at an end‑of‑Phase 1 meeting, additional data from the expansion portion of the Navigator trial may be sufficient to support a new drug application for avapritinib for the treatment of PDGFRα D842V‑driven GIST. We currently expect to complete enrollment of the PDGFRα D842V expansion cohort for the Navigator trial by the middle of 2018, and we have completed enrollment of the third line or later expansion cohort of the Navigator trial. We plan to report updated data from the Navigator trial in the following patient populations in 2018: PDGFRα-driven GIST, second line KIT-driven GIST and third line or later KIT-driven GIST. In addition, we plan to initiate a global, randomized Phase 3 clinical trial for avapritinib compared to regorafenib in third‑line GIST in the first half of 2018, which we refer to as the Voyager trial.

In addition, in August 2016, we entered into an agreement with a third party to develop and commercialize an assay as a companion diagnostic test to identify GIST patients with the PDGFRα D842V mutation for use with avapritinib. We are also working with patient advocacy groups relevant to GIST in order to:

•	raise awareness of our ongoing Navigator trial;
•	identify and use existing patient registries to identify patients for rapid enrollment; and
•	incorporate the GIST patient perspective into our ongoing activities.

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

SM comprises a spectrum of disease, with approximately 90-95% of patients having a KIT D816V mutation, the underlying driver of disease for most SM patients. The diagnosis, which is usually made in adulthood, involves a complex diagnostic algorithm that begins with confirmation of SM and subsequently categorizes patients into indolent or advanced subtypes of disease, a classification that has prognostic significance as shown below. Patients with ISM have a normal life expectancy. The primary burden of disease for ISM patients is the range of often unpredictable and debilitating allergic symptoms due to mast cell activation. Advanced SM includes three subsets with increasingly severe impact on life expectancy: aggressive SM, or ASM, advanced SM with an associated hematologic neoplasm, SM-AHN, and mast cell leukemia, or MCL. These advanced forms of SM have a median overall survival of three to five years and are characterized by prominent organopathy and dysfunction, as well as symptoms of mast cell activation. SSM is increasingly considered as a variant of advanced SM. While SSM is not known to affect life expectancy, it has a greater degree of bone marrow infiltration, myeloproliferation and/or presents with an enlarged liver and bears a greater risk of progression to ASM, SM-AHN or MCL.

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

The current treatment paradigm for SM varies by disease subtype. Currently, there are no approved targeted therapies that address SM patients with the KIT D816V mutation. Midostaurin, which was approved in April 2017 by the FDA for the treatment of advanced SM, is a multi-kinase inhibitor with KIT D816V inhibitory activity and imatinib does not address patients with the KIT D816V mutation. For patients with advanced and smoldering forms of SM, treatments include interferon‑alpha or cytoreductive agents to reduce mast cell burden or treatments aimed at addressing the associated blood disorder. Patients with advanced SM typically have a three to five‑year overall survival prognosis. In the Major Markets, we estimate there are approximately 2,600 patients with advanced SM.

For ISM, management is symptom‑directed and includes avoidance of triggers of mast cell activation (such as insect stings). Treatments for ISM include histamine blockers, cromolyn, epinephrine, and, in cases of refractory patients, cytoreductive agents. Within ISM, key opinion leaders see the greatest degree of unmet need for the fraction of patients who have a heavy symptom burden that current therapies fail to address. Based on the preliminary safety and clinical activity data from our Phase 1 clinical trial of avapritinib in patients with advanced SM to date, including evidence of clinical activity starting at the lowest dose level, we anticipate initiating a Phase 2 dose escalation and proof‑of‑concept clinical trial to evaluate avapritinib in patients with ISM and SSM in the second half of 2018.  In the Major Markets, we estimate that there are approximately 16,300 patients with ISM and approximately 1,800 patients with SSM.

KIT Driver Mutations in SM

In all subtypes of SM, the mast cells of approximately 90-95% of patients display an activating mutation at the D816V position in KIT. KIT D816V status is routinely assessed as part of the workup in SM diagnosis.

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

Pre‑clinical Development of avapritinib in SM

We conducted comprehensive biochemical and cellular experiments to characterize the potency and selectivity of avapritinib. Avapritinib potently inhibits KIT D816V in vitro (IC50, or the compound concentration at which 50% of the activity is inhibited relative to control lacking compound, = 0.27 nM). In contrast, imatinib inhibits KIT D816V at least 10,000‑fold less potently (IC50 > 8,000 nM). In several cellular models driven by activated KIT mutant proteins, avapritinib potently inhibits signaling of the oncogenic KIT mutant protein, as measured by inhibition of KIT autophosphorylation and inhibition of cellular proliferation. In HMC 1.2 cells, a human mast cell leukemia model driven by the KIT D816V mutation, avapritinib potently inhibits signaling of the mutant KIT protein as measured by inhibition of KIT autophosphorylation (IC50 = 4 nM). In contrast, imatinib inhibits KIT autophosphorylation at least 2,000‑fold less potently. In P815 cells, a mouse mastocytoma model driven by an Exon 17 mutation, avapritinib potently inhibits signaling of the mutant KIT protein as measured by inhibition of KIT autophosphorylation (IC50 = 22 nM) as well as cellular proliferation (IC50 = 202 nM). By comparison, imatinib shows considerably lower cellular potency in the P815 model.

KIT D816V Inhibition
	Biochemical	Cellular
IC50 (nM)	KIT D816V	HMC1.2 P-KIT	P815 P-KIT	P815 Prolif.
avapritinib	0.27	4	22	202
Imatinib	8,150	9,229	1,235	2,811

Potency of avapritinib against KIT D816 and other Exon 17 mutations compared to imatinib. The inhibitory potencies of avapritinib and imatinib against the KIT D816V mutant protein were evaluated in an in vitro enzyme activity assay. The inhibitory potencies of avapritinib and imatinib were also evaluated in two cell lines harboring KIT Exon 17 mutations, HMC 1.2 cells and P815 cells. Inhibition of KIT cellular signaling was measured by inhibition of KIT autophosphorylation (P‑KIT). Inhibition of cellular proliferation was also measured in P815 cells.

The selectivity of avapritinib was further evaluated by profiling avapritinib at a concentration of 3 µM across a panel of over 450 kinases and disease‑relevant kinase mutants using KINOMEscan methodology. Avapritinib demonstrated exquisite selectivity for KIT Exon 17 mutant proteins and PDGFRα D842V in this assay, binding significantly (greater than 90% inhibition relative to control) to only 12 other kinases. We also profiled midostaurin, a multi‑kinase inhibitor with KIT D816V inhibitory activity (an inhibitory activity not present in imatinib). Midostaurin demonstrated significant binding (greater than 90% inhibition relative to control at 3 µ M) to 118 kinases, as indicated by the number of dots on the kinome tree shown below. We believe multi‑kinase inhibitors like midostaurin may not achieve full inhibition of KIT D816V due to poor selectivity and the resulting dose limitations imposed by off‑target toxicities.

Kinome selectivity of avapritinib and midostaurin. Compounds were screened at 3 µM against a panel of over 450 kinases and disease‑relevant mutants. Each branch of the dendogram represents an individual human kinase. Kinases bound by the compound are indicated by red circles on the kinome tree. The degree of binding corresponds to the size of the circle. Kinome illustration reproduced courtesy of CSTI (www.cellsignal.com). The foregoing website is maintained by CSTI, and Blueprint Medicines is not responsible for its content.

Explorer Trial (avapritinib) – Phase 1 Clinical Trial for Patients with Advanced SM

Avapritinib is currently being evaluated in the dose expansion portion of a Phase 1 clinical trial in patients with advanced SM, which we refer to as the Explorer trial, and enrollment is ongoing. In December 2017, we reported updated data from the dose escalation portion of the Explorer trial at the American Society of Hematology Annual Meeting.

As of the data cutoff date of October 4, 2017, 32 patients had been treated with avapritinib in the dose escalation portion of the Explorer trial at seven dose levels (ranging from 30 mg once daily, or QD, to 400 mg QD), including 17 patients with aggressive SM, or ASM, nine patients with advanced SM with an associated hematologic neoplasm, or SM‑AHN, three patients with mast cell leukemia, or MCL, and two patients with SSM. The KIT D816V mutation was confirmed in 28 patients. Overall, 22 patients (69%) previously received anti‑neoplastic therapy, including four patients (13%) who previously received midostaurin.

Based on pharmacokinetic, or PK, data, avapritinib demonstrated a mean half‑life of greater than 20 hours, supporting a QD dosing regimen.

We have selected 300 mg QD as the recommended part two dose, or RP2D, for the expansion portion of the Explorer trial, which was initiated in the second quarter of 2017. A maximum tolerated dose of avapritinib in advanced SM was not determined.

Safety Data. As of the data cutoff date, avapritinib was generally well‑tolerated. Most adverse events, or AEs, reported by investigators were Grade 1 or 2. As of the data cutoff date, the most common treatment‑emergent AEs reported by investigators (≥20%) across all grades included periorbital edema (59%), fatigue (41%), peripheral edema (34%), nausea (28%), anemia (28%), thrombocytopenia (28%), abdominal pain, diarrhea, respiratory tract infection, dizziness and headache (22% each). Investigators reported treatment‑related Grade ≥3 AEs in 16 patients (50%), with only one treatment‑related Grade ≥3 AE occurring in more than 10% of patients (neutropenia, 13%).

No patients discontinued treatment due to a treatment‑related AE. Two patients discontinued treatment with avapritinib, including one patient with ASM who had progressive disease with transformation to acute myeloid leukemia and one patient with SM‑AHN and no identified KIT mutation (i.e., wild‑type KIT). Overall, 30 of 32 patients enrolled in the dose escalation portion of the Explorer trial remained on treatment as of the data cutoff date, with a median duration of 9 months (range 4 to 19 months).

Clinical Activity Data. The International Working Group‑Myeloproliferative Neoplasms Research and Treatment and European Competence Network on Mastocytosis, or IWG‑MRT‑ECNM, criteria comprise a rigorous assessment of clinical response in patients with advanced SM. These criteria include objective measures of bone marrow mast cell burden, serum tryptase and improvement in organ damage as measured by a clinical improvement, or CI, finding.

As of the data cutoff date, 18 patients had advanced SM and were evaluable for response by the IWG‑MRT‑ECNM criteria.

Across all 18 evaluable patients with advanced SM, the data showed an objective response rate, or ORR, of 72% and a complete response (CR) + partial response (PR) rate of 56%. A detailed summary of response data is provided below.

Avapritinib in Patients with Advanced SM; Assessment of Response per IWG‑MRT‑ECNM Criteria
Best Response, Number of Patients (%)*	ASM (n=7)	SM‑AHN (n=8)	MCL (n=3)	Overall (n=18)
CR	2 (29%)	0	0	2 (11%)
PR	3 (43%)	4 (50%)	1 (33%)	8 (44%)
CI	1 (14%)	1 (13%)	1 (33%)	3 (17%)
Stable disease (SD)	1 (14%)	3 (38%)	1 (33%)	5 (28%)
Progressive disease	0	0	0	0
ORR (CR + PR + CI)	6 (86%)	5 (63%)	2 (67%)	13 (72%)
CR + PR	5 (71%)	4 (50%)	1 (33%)	10 (56%)

*Responses pending confirmation: ASM: 2 CR; SM‑AHN: 3 PR

Results from individual components of the IWG‑MRT‑ECNM were reported as of the data cutoff date. Clinically meaningful improvements were observed in all evaluable patients, across all subtypes of advanced SM and at all avapritinib dose levels evaluated.

•	All 32 enrolled patients had decreases in serum tryptase greater than 50%.
•

All 25 patients who had bone marrow mast cell infiltrate of at least 5% at baseline (measured by bone marrow biopsy) showed decreases in bone marrow mast cell burden. In this group, 21 patients had at least a 50% decrease, and 15 patients achieved a CR for bone marrow mast cell burden.

•	All 25 patients with centrally reviewed radiographic scans showed decreases in spleen volume. In this group, 14 patients had at least a 35% reduction in spleen volume.

In addition, rash improved in 13 of 15 patients with urticaria pigmentosa at baseline, based on investigator assessments. Urticaria pigmentosa is an allergy‑mediated rash common in SM patients.

Explorer Trial Design. The Explorer trial is designed to evaluate the activity, safety and tolerability of avapritinib in adults with advanced SM. The trial consists of two parts: a dose escalation portion and an expansion portion. We have completed the dose escalation portion, and patient enrollment in the dose expansion portion of the Explorer trial is currently ongoing at the RP2D of 300 mg QD. The expansion portion of this trial is designed to enroll patients with specific subtypes of advanced SM in the following cohorts: (1) patients with aggressive SM, (2) patients with an associated hematological neoplasm and (3) patients with mast cell leukemia. Primary objectives for the Explorer trial include assessing safety and tolerability. Secondary objectives include assessing response per IWG-MRT-ECNM criteria and additional clinical outcome measures of mast cell burden, organ function and disease symptoms. The Explorer trial is designed to enroll approximately 60 patients, including approximately 25 patients during dose escalation and approximately 35 patients across all three expansion cohorts, at multiple sites in the United States and the European Union.

Clinical Development Plans

In January 2016, the FDA granted orphan drug designation to avapritinib for the treatment of mastocytosis. Based on the data reported in December 2017, we plan to engage global regulatory authorities in the first half of 2018 to obtain input on registration pathways for avapritinib in patients with advanced SM and patients with ISM and SSM. We anticipate initiating a registration‑enabling Phase 2 clinical trial of avapritinib in patients with advanced SM in the first half of 2018 and a Phase 2 dose escalation and proof‑of‑concept clinical trial of avapritinib in patients with ISM and SSM in the second half of 2018. In addition, we continue to enroll patients in the expansion portion of the ongoing Explorer trial with the goal of generating additional data in 2018.

As there is currently no validated patient reported outcome, or PRO, tool for SM, we are collaborating with a health research outcomes group to develop a disease-specific PRO tool to measure changes in total symptom burden in patients with advanced SM. We also plan to develop a similar PRO tool for use in clinical trials in patients with indolent and SSM. In addition, we continue to collaborate with patient advocacy groups to recruit patients to join a patient registry, which we launched in December 2015 with the goals of improving understanding of SM and increasing patient participation in SM clinical trials.

FGFR4 Inhibitor Program

Overview

BLU‑554 is an orally available, potent, selective and irreversible inhibitor of the kinase FGFR4. FGFR4 functions as a receptor whose aberrant activation is a driver of HCC. FGFR4 belongs to a family of highly homologous receptors, which include FGFR1‑4. BLU‑554 targets FGFR4, while sparing the other three FGFR paralogs, and demonstrates exquisite kinome selectivity. Pre‑clinical in vitro and in vivo efficacy data provides a strong rationale for the development of BLU‑554 for the subset of HCC patients whose tumors are driven by aberrant FGFR4 signaling. We estimate that approximately 30% of patients with HCC have tumors with aberrantly activated FGFR4 signaling, which we refer to as FGFR4-activated HCC.

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

The diagnosis of HCC is typically made in adults, peaking around age 70. Disease management is complicated by concurrent liver disease, which often compromises liver function in these patients. Patients are staged depending on extent of liver disease, performance status and liver function status; these factors guide treatment selection. The stage distribution at diagnosis varies by region. Countries with active national screening programs, such as Taiwan and Japan, tend to diagnose many more patients in the early stages of disease. There are currently no treatments for molecularly defined patient subgroups in HCC.

Despite advances in the treatment of HCC, including recent approval of nivolumab and prior approvals of the multi-kinase inhibitors sorafenib and regorafenib, the prognosis for patients with advanced HCC remains poor and there is a significant unmet need for new treatments for HCC, including FGFR4-driven HCC. Patients diagnosed at an early stage receive potentially curative transplant, resection or ablative therapies. Treatments for intermediate to advanced stage patients include high‑dose chemotherapy delivered directly to the liver (transarterial chemoembolization), sorafenib, nivolumab and regorafenib. Sorafenib, which is approved as a first-line treatment for advanced HCC, is a multi-kinase inhibitor that targets VEGFR and many other kinases and exhibits anti-angiogenic effects. In a pivotal trial conducted primarily at European Union and U.S. sites, sorafenib improved median overall survival by approximately three months, and 2% of patients responded. Nivolumab is an immune checkpoint inhibitor targeting PD-1, which received accelerated approval from the FDA in September 2017 for second-line advanced HCC based in data from a pivotal clinical trial showing a 14% object response rate in patients who progressed on or were intolerant to sorafenib. Regorafenib is approved as a second-line treatment for advanced HCC based on data from a pivotal trial showing improved median overall survival of 2.8 months and an 11% objective response rate in patients with documented progression following sorafenib. In clinical practice, patients often require dose modifications or discontinue therapy with sorafenib and regorafenib due to tolerability issues. There is a clear need for medical therapies with a favorable risk‑benefit profile and the potential be used alone or in combination with other approved or emerging therapies for advanced HCC.

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

We have used our novel drug discovery platform to identify a potentially broader target responder population in addition to the FGF19‑amplified patient population. We estimate that approximately 25% of HCC tumors overexpress FGF19 without amplification. We have also demonstrated a significant anti‑tumor response with an FGFR4 inhibitor in an HCC patient‑derived xenograft model that overexpresses FGF19 in the absence of amplification. Some of these results were published in Cancer Discovery in 2015. We estimate that approximately 30% of patients have FGFR4-activated HCC, and data suggest patients with HCC patients with FGFR4 pathway activation resulting in activation of the FGFR4 pathway generally have poor outcomes relative to other HCC patients.

The FGFR4 signaling pathway is a promising new driver for the development of molecularly targeted therapy in HCC. In the Major Markets, we estimate there are approximately 28,100 first and second line patients with FGFR4-activated HCC.

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

These findings, together with our estimate that approximately 30% of patients with HCC have tumors with aberrantly activated FGFR4 signaling, provide critical information to identify a potential responder population and informed patient selection criteria in our Phase 1 clinical trial.

Phase 1 Clinical Trial for Patients with Advanced HCC

BLU‑554 is currently being evaluated in the dose expansion portion of a Phase 1 clinical trial in patients with advanced HCC at the MTD of 600 mg QD, and enrollment is ongoing. In October 2017, we presented updated data from this ongoing clinical trial at European Society of Medical Oncology 2017 Congress.

As of the data cutoff of August 18, 2017, 77 patients had been treated with BLU‑554 in the dose escalation and expansion portions of the Phase 1 clinical trial at five dose levels (ranging from 140 mg QD to 900 mg QD), including 44 patients with FGFR4-activated HCC. FGFR4-activated HCC was defined as at least one percent tumor expression of FGF19, the FGFR4 ligand, as measured by an immunohistochemistry, or IHC, assay. In general, the enrolled population was heavily pretreated: 82% received prior TKI treatment, 23% received prior immunotherapy and 91% received prior systemic therapy. PK analysis demonstrated rapid oral absorption across all dose levels, with a mean half‑life of approximately 17 hours and exposure in the expected therapeutic range based on HCC xenograft models. Collectively, we believe that these data support a once‑daily dosing regimen.

Safety Data. As of the data cutoff of August 18, 2017, the majority of AEs reported by investigators were Grade 1 or 2. Across all grades, the most common AEs reported by investigators related to BLU‑554 included diarrhea (71%), nausea (42%), vomiting (36%), transaminase elevation (AST 34% and ALT 32%) and fatigue (29%). Grade 3 or higher AEs related to BLU‑554 occurring in five or more patients included anemia, diarrhea and transaminase elevation (AST and ALT). Among all 77 patients treated with BLU‑554, 58 patients discontinued treatment with BLU‑554, including 42 patients due to disease progression, 11 patients due to treatment‑related AEs, three patients who withdrew consent and two patients due to the investigator’s decision.

Clinical Activity Data. As of the data cutoff of August 18, 2017, 67 patients were evaluable for response assessment. An additional 10 patients were treated with BLU‑554 as of the data cutoff date but were not evaluable for response assessment. Response was assessed using the Response Evaluation Criteria In Solid Tumors, or RECIST, version 1.1.

In patients with FGFR4-activated HCC (n=38), the data showed an ORR of 16% (95% confidence interval 6‑31%). In addition, 49% of patients had radiographic tumor reduction, and clinical activity was observed regardless of disease etiology or geography. As of the data cutoff date:

•	One patient had an unconfirmed complete response.
•	Five patients had a partial response, with four confirmed and one unconfirmed.
•	An additional 20 patients had stable disease, representing a disease control rate of 68%.
•	No responses were observed in patients without FGFR4 pathway activation (n=29).

Among all 77 patients treated with BLU‑554, 19 remained on treatment as of the data cutoff date, including 15 patients with FGFR4-activated HCC. Median progression-free survival was 3.7 months among patients with FGFR4-activated HCC.

In addition, five TKI‑naïve patients with FGFR4-activated HCC were evaluable for response assessment as of the data cutoff date. Within this group, preliminary evidence of prolonged disease control was observed. Two TKI‑naïve patients remain on treatment as of the data cutoff date with a duration of treatment of 11.4 months and 12.3 months, respectively.

Phase 1 Clinical Trial Design. This Phase 1 clinical trial is designed to evaluate the safety and tolerability of BLU-554 in adults with advanced HCC. The trial consists of two parts: a dose escalation portion and an expansion portion. We have completed the dose escalation portion, and patient enrollment in the dose expansion portion is currently ongoing at the MTD of 600 mg QD. The expansion portion of the trial is designed to enroll patients in the following cohorts: (1) three subsets of patients with HCC, regardless of prior therapy, and (2) patients with FGFR4-activated HCC who have not been previously treated with a TKI, which we refer to as the TKI-naïve cohort. The primary objective of the expansion portion of the Phase 1 clinical trial is to continue to evaluate the safety and tolerability of BLU-554. Secondary objectives include assessing clinical activity by RECIST version 1.1, as well as evaluating the PK of BLU-554 and pharmacodynamic markers of BLU-554 activity. The Phase 1 clinical trial is designed to enroll approximately 150 patients, including approximately 40 patients during dose escalation and approximately 110 patients across both expansion cohorts, at multiple sites in the United States, European Union and Asia.

Clinical Development Plans

In September 2015, the FDA granted orphan drug designation to BLU‑554 for the treatment of HCC. We plan to report updated data from the expansion portion of our ongoing Phase 1 clinical trial for advanced HCC, including preliminary data from the TKI‑naïve cohort, in the second half of 2018. We also plan to explore opportunities to conduct a clinical trial to evaluate BLU‑554 in combination with an immune checkpoint inhibitor.

RET Program

Overview

BLU-667 is an orally available, potent selective inhibitor of the kinase RET, including activating RET fusions and mutations and predicted RET resistance mutations. RET is a receptor tyrosine kinase that activates multiple downstream pathways involved in cell proliferation and survival. RET can be activated by mutation or when a portion of the RET gene that encodes the kinase domain is joined to part of another gene creating a fusion gene that encodes an aberrantly activated RET fusion protein. RET activating mutations are implicated in MTC (approximately 60% of patients), and RET fusions are implicated in several cancers, including papillary thyroid carcinoma (approximately 10% of patients) and NSCLC (1‑2% of patients). Our genomics analyses on the landscape of kinase fusions, published in Nature Communications in 2014, identified RET fusions in breast and colon cancer patient samples (both <1% of patients), providing a therapeutic rationale for the use of RET inhibitors in multiple patient subpopulations.

The identification of RET fusions as drivers in some cancers prompted the use of approved multi‑kinase inhibitors with RET inhibitory activity to treat patients whose tumors express a RET fusion protein. However, we believe these drugs cannot be dosed at levels required to sufficiently inhibit RET due to toxicities that result from inhibition of the primary targets. For example, currently approved therapies such as vandetanib and cabozantinib demonstrate lower objective response rates and duration of response in patients with RET-altered NSCLC compared to selective kinase inhibitors targeting other kinase drivers such as EGFR, ALK and ROS1.

Further, one of the greatest challenges in treating cancer is the ability of tumor cells to become resistant to therapy. Kinase reactivation via mutation to evade small molecule inhibition is a common mechanism of resistance. We have predicted future resistance mutations of drugs with RET inhibitory activity. Thus, there is a clear need for a selective RET inhibitor that targets both oncogenic RET fusions and activating mutations and their predicted RET resistance mutations. In the Major Markets, we estimate there are approximately 10,200 patients with RET-driven NSCLC and approximately 780 patients with RET-driven MTC.

BLU-667 Pre-Clinical Development in RET

BLU-667 was specifically designed to target oncogenic RET fusions and activating mutations and predicted RET resistance mutations, while sparing anti-targets such as VEGFR-2. We have conducted pre-clinical experiments in biochemical and cellular assays to characterize the potency of BLU-667 against these targets. In a panel comparing BLU-677 with the commonly used multi-kinase inhibitors cabozantinib and vandetanib and the development candidate RXDX-105, BLU-667 was the only compound to demonstrate sub-nanomolar selectivity for wild-type RET and predicted resistance mutations at the gatekeeper (V804) residue. In addition, BLU-667 selectivity was assessed in a biochemical screen of a broad panel of over 350 kinases and demonstrated approximately 90-fold selectivity for wild-type RET over VEGFR-2.

	Biochemical IC50 (nM)						IC50 Ratio (VEGFR-2 / RET)
	Wild-type RET	RET V804L	RET V804M	RET M918T	CCCDC6-RET	VEGFR-2
BLU-667	0.4	0.3	0.4	0.4	0.4	35	88x
cabozantinib	11	45	162	8	34	2	0.2x
vandetanib	4	3597	726	7	20	4	1x
RXDX-105	3	188	102	4	7	17	6x

Potency of BLU-667 against wild‑type RET, predicted RET resistant mutants and the anti-target VEGFR-2 compared to a panel of multi‑kinase inhibitors with RET inhibitory activity. The inhibitory potencies of BLU-667 and the multi‑kinase inhibitors against wild‑type RET, RET resistant mutants and VEGFR2 were evaluated in in vitro enzyme activity assays. The inhibitory potencies of these compounds were also evaluated in cell lines driven by either a wild‑type RET fusion or a mutant RET fusion.

We have demonstrated significant anti‑tumor efficacy with BLU-667 in both a KIF5b-RET fusion allograft and a KIF5b-RET (V804L) resistant mutant allograft. Administration of BLU-667 orally twice daily for 14 days in a wild‑type RET fusion allograft and for 14 days in a predicted RET resistant mutant allograft resulted in robust and dose‑dependent tumor growth inhibition. At a dose of 30 mg/kg twice daily, a well‑tolerated dose, the compound induced tumor regression in both models. The anti‑tumor efficacy of a multi‑kinase inhibitor with RET inhibitory activity that is being evaluated in the clinic for treatment of patients with RET fusion positive lung cancer (reference compound) was also evaluated in these models. This reference compound, dosed orally once daily at 60 mg/kg, a well‑tolerated dose, inhibited tumor growth in the wild‑type RET fusion allograft. At the same dose level in the RET resistant mutant allograft, this reference compound showed diminished inhibition of tumor growth.

BLU-667, a RET inhibitor, elicits dose dependent tumor growth inhibition in both a KIF5b-RET fusion allograft (left figure)) and a KIF5b-RET (V804L) resistant mutant allograft model (right figure). In the figure above, BID means twice a day, and QD means once a day.

Phase 1 Clinical Trial for Patients with RET-Altered NSCLC, MTC and Other Advanced Solid Tumors

BLU‑667 is currently being evaluated in the dose escalation portion of a Phase 1 clinical trial in patients with RET‑altered NSCLC, MTC and other advanced solid tumors, and enrollment is ongoing. As of December 1, 2017, 30 patients had been enrolled in the dose escalation portion of the trial. BLU‑667 has been generally well‑tolerated to date, and the majority of AEs reported by investigators were Grade 1. We have not identified an MTD or RP2D. Investigators have reported preliminary evidence of clinical activity in patients with NSCLC, including patients with KIF5B and other RET fusions, and RET‑altered MTC. We plan to report preliminary data from this clinical trial and initiate the expansion portion in the first half of 2018.

Phase 1 Clinical Trial Design. This Phase 1 clinical trial is designed to evaluate the safety and tolerability of BLU-667 in multiple ascending doses in adults with RET-altered NSCLC, MTC and other advanced solid tumors. The trial consists of two parts: a dose escalation portion and an expansion portion. The goal of the dose escalation portion is to establish an MTD or a recommended dose if the MTD is not achieved. Once the MTD is reached or a recommended dose is established, we plan to open expansion cohorts for the following four patient groups: (1) NSCLC patients with a RET rearrangement who have undergone prior treatment with a TKI that inhibits RET, (2) NSCLC patients with a RET rearrangement who have not been previously treated with a TKI that inhibits RET, (3) patients with MTC and (4) patients with RET-altered solid tumors, other than NSCLC and MTC. Secondary objectives for this trial include assessing the PK profile of BLU-667, assessing RET gene status in plasma and tumor tissue, characterizing the PD of BLU-667 and assessing response rate by RECIST. The Phase 1 clinical trial is designed to enroll approximately 115 patients, including approximately 35 patients during dose escalation and approximately 80 patients across all four expansion cohorts, at multiple sites in the United States and the European Union.

Collaboration with Roche

In March 2016, we entered into the Roche agreement pursuant to which we and Roche have agreed to collaborate on the discovery, development and commercialization of up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. The parties are currently conducting activities for up to five programs under the collaboration, including up to two collaboration programs leveraging our novel target discovery engine and proprietary compound library to select potential targets.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our drug candidates, including avapritinib, BLU‑554, BLU-667 and BLU-782, and our core technologies, including our novel target discovery engine and our proprietary compound library, and other know‑how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary or intellectual property rights. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S., international and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know‑how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We file patent applications directed to our drug candidates in an effort to establish intellectual property positions regarding these new chemical entities as well as uses of these new chemical entities in the treatment of diseases. We also file patent applications directed to novel fusions that we have discovered through our target discovery engine and the use of these fusions in diagnosing and treating disease. As of February 15, 2018, we owned ten issued U.S. patents, 25 pending U.S. patent applications, 5 pending U.S. provisional applications, 87 foreign patent applications pending in a number of jurisdictions, including Australia, Brazil, Canada, China, the European Union, Israel, India, Japan, South Korea, Mexico New Zealand, Russia, South Africa, three issued foreign patents, and nine pending Patent Cooperation Treaty, or PCT, patent applications. Our pending patent applications pertain to our key research and development programs, specifically our programs for avapritinib, BLU-554, BLU-667 and BLU-782, and our pipeline, specifically novel recurrent fusions. Our issued U.S. patents are projected to expire between 2033 and 2034, and any patents that may issue from our pending U.S. applications would be projected to expire between 2034 and 2037.

The intellectual property portfolios for our most advanced drug candidates as of February 15, 2018 are summarized below. Each of these portfolios is in its early stages and, with respect to some of the pending patent applications covering our drug candidates, prosecution has just begun or is in progress. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below.

Avapritinib (KIT and PDGFRα)

The intellectual property portfolio for our avapritinib program contains patent applications directed to compositions of matter for avapritinib and analogs, compositions of matter for KIT inhibitors with different compound families, as well as methods of use for these novel compounds. As of February 15, 2018, we owned five issued US patents, four pending U.S. patent applications, 36 pending foreign patent applications in a number of jurisdictions, including Argentina, Australia, Bolivia, Brazil, Canada, China, the European Union, Israel, India, Japan, South Korea, Mexico New Zealand, Pakistan, Russia, South Africa, Taiwan and Venezuela, one pending PCT patent application and two U.S. provisional applications directed to our KIT and PDGFRα program, including avapritinib. Any U.S. or ex-U.S. patents issuing from the pending applications covering avapritinib will have a statutory expiration date of October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

BLU-554 (FGFR4)

The intellectual property portfolio for our BLU-554 program contains patent applications directed to compositions of matter for BLU‑554 and analogs, as well as compositions of matter for FGFR4 inhibitors with multiple compound families. The portfolio also includes patent applications directed to methods of use for the novel compounds as well as patent applications directed broadly to FGFR4 selective inhibitors. As of February 15, 2018, we owned four issued U.S. patents, three pending U.S. patent applications, one pending U.S. provisional application, one pending PCT international application, 41 foreign patent applications in a number of jurisdictions, including Australia, Brazil, Canada, China, the European Union, Israel, India, Japan, South Korea, Mexico New Zealand, Russia, South Africa and Taiwan, and three issued foreign patents directed to our FGFR4 program, including BLU-554. Any U.S. or ex-U.S. patent issuing from the pending applications covering BLU-554 will have a statutory expiration date of July 2033, December 2033, October 2034 or September 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

BLU-667 (RET)

The intellectual property portfolio for our BLU-667 program contains patent applications directed to compositions of matter for BLU-667 and analogs, compositions of matter for other inhibitors of predicted RET resistance mutations and methods of use for these novel compounds. As of February 15, 2018, we owned five pending U.S. patent applications, four pending PCT applications, six pending foreign patent applications filed in Argentina, Lebanon, Uruguay and Taiwan, and one pending provisional U.S. patent applications directed to our RET program, including BLU-667, which, if issued, will have statutory expiration dates of 2036 or 2037.

BLU-782 (ALK2)

The intellectual property portfolio for our BLU-782 program contains patent applications directed to compositions of matter for BLU-782 and analogs, compositions of matter for other inhibitors with different compound families and methods of use for these novel compounds. As of February 15, 2018, we owned one pending U.S. patent application, one pending U.S. provisional patent application and one pending PCT international application directed to our ALK2 program, including BLU-782, which, if issued, will have statutory expiration dates of April 2037 or October 2038.

Platform

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of February 15, 2018, we owned ten pending U.S. patent applications and ten pending European Union patent applications directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

avapritinib

We are initially developing avapritinib, which is designed to target KIT and PDGFRα mutations, for patients with advanced GIST and advanced SM. If avapritinib receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin, a multi-kinase inhibitor with KIT D816V inhibitory activity that was approved in April 2017 by the FDA for the treatment of advanced SM. If avapritinib receives marketing approval for third line advanced GIST, it will face competition from Bayer AG’s regorafenib, and if avapritinib receives marketing approval for second line advanced GIST, it will face competition from Pfizer Inc.’s sunitinib. In addition, if avapritinib receives marketing approval for advanced SM, GIST and/or for GIST patients with the PDGFRα D842V mutation, it may face competition from other drug candidates in development for these indications, including drug candidates in development by AB Science S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Deciphera Pharmaceuticals, LLC and Plexxikon Inc., a wholly-owned subsidiary of Daiichi Sankyo Company, Limited.

BLU‑554

We are initially developing BLU‑554 for patients with advanced HCC driven by FGFR4. If BLU-554 receives marketing approval for patients with FGFR4-activated HCC, it will face competition from Bristol-Myers Squibb Company’s nivolumab, an immune checkpoint inhibitor, which was approved in September 2017 by the FDA for the treatment of HCC, as well as sorafenib and regorafenib, multi-kinase inhibitors for the treatment of HCC. In addition, BLU-554 may face competition from other drug candidates in development by Abbisko Therapeutics Co., Ltd, AstraZeneca plc, Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Incyte Corporation, Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd., U3 Pharma GmbH, a wholly-owned subsidiary of Daiichi Sankyo Company, Limited, and Xoma Ltd.

BLU‑667

We are initially developing BLU‑667 for patients with RET-driven NSCLC, MTC and other advanced solid tumors. If BLU-667 receives marketing approval for RET-driven NSCLC, MTC or other advanced solid tumors, it may face competition from drug candidates in development by Loxo Oncology, Inc. and Mirati Therapeutics, as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, ponatinib, sorafenib, sunitinib and vandetinib.

BLU‑782

We are initially developing BLU‑782 for patients with FOP. If BLU-782 receives marketing approval for FOP, it may face competition from drug candidates in development by BioCryst Pharmaceuticals, Inc., Clementia Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.

Commercialization Plans

Our goal is to become a fully‑integrated biopharmaceutical company capable of delivering transformative drugs to patients. Given our stage of development, we have started to establish our own commercial organization and distribution capabilities. Our initial focus is on genomically defined patient populations in oncology and a rare disease, which we believe will allow us to efficiently commercialize our drug candidates in the United States on our own initially and worldwide longer‑term. We currently have worldwide development and commercialization rights to avapritinib, BLU-554, BLU-667 and BLU-782 and all of our discovery programs other than the pre-clinical programs under the Roche collaboration. Subject to obtaining regulatory approval, we believe that we may be able to commercialize one or more of our drug candidates in as little as five years from when we select a development candidate. In addition, subject to regulatory approval, we believe we can successfully launch and commercialize our initial drug candidates on our own, using a small and highly specialized sales force similar to those of other rare disease companies. However, we may establish collaborations with pharmaceutical companies to leverage their capabilities to maximize the potential of our drug candidates.

Under the terms of our agreements related to the development and commercialization of companion diagnostic tests, third parties are responsible for the commercialization of companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU‑554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for pre-clinical and clinical testing, as well as for commercial manufacture of any drugs that we may commercialize. To date, we have obtained active pharmaceutical ingredients, or API, or drug substance for avapritinib, BLU‑554, BLU-667 and BLU-782 for our pre-clinical and Phase 1 testing from one third‑party manufacturer and drug product from two third party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have a long‑term supply arrangement in place. We do not currently have arrangements in place for redundant supply for API, drug product or drug substance. For all of our drug candidates, we intend to identify and qualify additional manufacturers to provide the API, drug product and drug substance prior to submission of a new drug application to the FDA and/or a marketing authorization application to the European Medicines Agency.

Our drug candidates avapritinib, BLU‑554, BLU-667 and BLU-782 are compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale‑up and does not require unusual equipment in the manufacturing process. We expect to continue developing drug candidates that can be produced cost‑effectively at contract manufacturing facilities.

Under the terms of our agreements related to the development and commercialization of companion diagnostic tests, we will rely on third parties to develop and commercialize companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU‑554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions. We generally expect to rely on third parties for the manufacture of any other companion diagnostic tests we may seek to develop.

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

The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable regulatory requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the regulatory authority’s refusal to approve pending applications, withdrawal of an approval, clinical holds, untitled or warning letters, voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, debarment, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. Our drug candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•

completion of extensive nonclinical tests, sometimes referred to as pre-clinical laboratory tests, animal studies and formulation studies performed in accordance with applicable regulations, including the FDA’s GLP regulations;

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

The data required to support an NDA is generated in two distinct development stages: pre-clinical and clinical. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non‑human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the pre-clinical tests must comply with federal regulations, including GLPs. The sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the pre-clinical data, general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30‑day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non‑compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fiscal year 2018 fee schedule, effective through September 30, 2018, the user fee for an application requiring clinical data, such as an NDA, is $2,421,495. PDUFA also imposes an annual prescription drug product program fee for human drugs ($304,162). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. In addition, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non‑orphan indication.

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

Moreover, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval and priority review. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

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

Pediatric Trials

A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within sixty days of an end‑of‑Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. Development program candidates designated as orphan drugs are exempt from the above requirements. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed‑upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre-clinical studies, early phase clinical trials, and/or other clinical development programs.

Post‑Marketing Requirements

Following approval of a new drug, a pharmaceutical company and the approved drug are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the drug, providing the regulatory authorities with updated safety and efficacy information, drug sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct‑to‑consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off‑label use”) and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off‑label uses, manufacturers may not market or promote such off‑label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. There are also limitations on industry‑sponsored scientific and educational activities. Modifications or enhancements to the drug or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process. Any distribution of prescription drugs and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, a part of the FDCA.

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

Regulation of Diagnostic Tests

We expect that our drug candidates may require use of a diagnostic to identify appropriate patient populations for our products. These diagnostics, often referred to as companion diagnostic tests, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. For example, we have entered into agreements with third parties to develop and commercialize companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU‑554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions. In the

United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, pre-clinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post‑market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. We expect that any companion diagnostic test developed for our drug candidates will utilize the PMA pathway.

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

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, which is set to replace the Clinical Trials Directive. It is expected that the new Clinical Trials Regulation will apply by October 2019. The Clinical Trials Regulation will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare drugs and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. The 2017 Tax Cuts and Jobs Act, or TJCA, includes a provision repealing the individual mandate, effective January 1, 2019. Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating these subsidies, but on October 25, 2017, a federal judge in California denied their request for a restraining order. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the health benefits required under the Affordable Care Act for plans sold through these marketplaces. There may be further action to repeal, replace or modify the Affordable Care Act. While any legislative and regulatory changes will likely take time to develop, and may or may not have an impact on the regulatory regime to which we are subject, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

In addition, the civil False Claims Act prohibits, among other things, knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi‑million and multi‑billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, we may be subject to state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Employees

As of February 15, 2018, we had 149 full‑time employees, including 58 employees with M.D. or Ph.D. degrees. Of these full‑time employees, 55 employees are engaged in research and development activities, and 3 are engaged in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in the State of Delaware in October 2008 under the name ImmunoCo, Inc. In May 2010, we changed our name to Hoyle Pharmaceuticals, Inc., and in June 2011, we changed our name again to Blueprint Medicines Corporation. Our principal executive offices are located at 45 Sidney Street, Cambridge, Massachusetts 02139, and our telephone number is (617) 374-7580.

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

We are a biopharmaceutical company with a limited operating history on which investors can base an investment decision. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in April 2011. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates and undertaking pre-clinical studies and commencing Phase 1 clinical trials and preparing for additional planned clinical trials for our most advanced drug candidates, avapritinib, BLU‑554 and BLU‑667.

We are currently evaluating avapritinib in an ongoing Phase 1 clinical trial for defined subsets of patients with gastrointestinal stromal tumors, or GIST, avapritinib in an ongoing Phase 1 clinical trial for advanced systemic mastocytosis, or SM, BLU‑554 in an ongoing Phase 1 clinical trial in patients with advanced hepatocellular carcinoma, or HCC, and BLU-667 in an ongoing Phase 1 clinical trial in patients with non-small cell lung cancer, or NSCLC, medullary thyroid cancer, or MTC, and other advanced solid tumors.

In September 2015, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to avapritinib for the treatment of GIST and mastocytosis. In October 2016, the FDA granted fast track designation to avapritinib for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. In addition, in June 2017, the FDA granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRα D842V mutation, and in July 2017, the European Medicines Agency granted orphan drug designation to avapritinib for the treatment of GIST. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our drug candidates.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, novel target discovery engine and initial drug candidates. To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through December 31, 2017, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017 and December 2017 follow‑on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, a $45.0 million upfront payment under our existing collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net losses were $148.1 million, $72.5 million and $52.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $355.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced‑manufacturing expenses. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

To date, we have not generated any revenue from our most advanced drug candidates, avapritinib, BLU‑554 and BLU‑667, and we do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, avapritinib, BLU‑554, BLU‑667 or one of our other drug candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

The development of pharmaceuticals is capital‑intensive. We are currently advancing our most advanced drug candidates, avapritinib, BLU‑554 and BLU‑667, through clinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for, our drug candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Roche or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of December 31, 2017, we had cash, cash equivalents and investments of $673.4 million. Based on our current plans, we believe our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaboration with Roche, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the middle of 2020. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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
•

the success of our current or future collaborations for companion diagnostic tests, including our companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU-554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions;

•	the costs, timing and outcome of regulatory review of our drug candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•

the achievement of milestones or occurrence of other developments that trigger payments under our collaboration agreement with Roche or any collaboration agreements that we may enter into in the future;

•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other drug candidates and technologies; and
•	the costs of establishing or contracting for sales, marketing and distribution capabilities if we obtain regulatory approvals to market our drug candidates.

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

Risks Related to Drug Development and Regulatory Approval

We are very early in our development efforts with only three drug candidates, avapritinib, BLU‑554 and BLU‑667, in clinical development. All of our other drug candidates are currently in pre-clinical or earlier stages of development. If we are unable to advance our other drug candidates to clinical development, obtain regulatory approval for our most advanced drug candidates or other drug candidates and ultimately commercialize our most advanced drug candidates or other drug candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts with only three drug candidates,  avapritinib, BLU‑554 and BLU‑667, in clinical development. All of our other drug candidates are currently in pre-clinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our drug candidates avapritinib, BLU‑554 and BLU‑667. Our ability to generate drug revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. In addition, for some of our drug candidates, in order to select patients most likely to respond to treatment and rapidly confirm mechanistic and clinical proof-of-concept, we may seek to develop companion diagnostic tests, which are assays or tests to identify an appropriate patient population. For example, we have entered into agreements with third parties to develop and commercialize companion diagnostics for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU-554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions.  Companion diagnostic tests are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our most advanced drug candidates and other drug candidates will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials, including our current Phase 1 clinical trials for avapritinib, BLU‑554 and BLU‑667;
•	successful completion of pre-clinical studies for our other drug candidates;
•	approval of Investigational New Drug applications for future clinical trials for our other drug candidates;
•

successful development of any companion diagnostic tests for use with our drug candidates, including the development of a companion diagnostic test for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU-554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions;

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

Our drug candidates avapritinib, BLU‑554 and BLU‑667 are in clinical development, and all of our other drug candidates, including BLU-782, are in pre-clinical development. The risk of failure for our drug candidates is high. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drug candidates. Our pre-clinical studies, current Phase 1 clinical trials and future clinical trials may not be successful.

We are currently evaluating avapritinib in an ongoing Phase 1 clinical trial for patients with PDGFRα-driven GIST and KIT-driven GIST, avapritinib in an ongoing Phase 1 clinical trial for advanced SM, BLU‑554 in an ongoing Phase 1 clinical trial in patients with advanced HCC and BLU-667 in an ongoing Phase 1 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors. In addition, we plan to initiate a global, randomized Phase 3 clinical trial for avapritinib compared to regorafenib in third line GIST in the first half of 2018, a registration‑enabling Phase 2 clinical trial of avapritinib in patients with advanced SM in the first half of 2018 and a Phase 2 dose escalation and proof‑of‑concept clinical trial of avapritinib in patients with indolent SM and smoldering SM in the second half of 2018.

Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, in the European Union for each drug candidate and, consequently, the ultimate approval and commercial marketing of avapritinib, BLU‑554, BLU‑667 and our other drug candidates. We do not know whether any of our clinical trials for our drug candidates will be completed on schedule, if at all.

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

At any time and for any reason, we may determine that one or more of our discovery programs or pre-clinical drug candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or drug candidate. Accordingly, we may choose not to develop a potential drug candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or pre-clinical drug candidates or programs. For example, we have previously determined to suspend our discovery program for inhibitors of neurotrophic tyrosine receptor kinase, or NTRK, and predicted NTRK resistant mutants, and to deprioritize our discovery program targeting protein kinase cAMP-activated catalytic subunit alpha fusions for the treatment of fibrolamellar carcinoma. If we suspend, deprioritize or terminate a program or drug candidate in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or drug candidates.

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

Because the target patient populations for our drug candidates are relatively small, it may be difficult to successfully identify patients, could delay enrollment for our trials. If the market opportunities for our drug candidates are smaller than we believe they are, our product revenues may be adversely affected and our business may suffer.

We focus our research and product development on treatments for cancer and rare genetic diseases, including genomically defined cancer and diseases driven by abnormal kinase activation. Because the target patient populations for our drug candidates are relatively small, it may be difficult to successfully identify patients. We have entered into agreements with third parties to develop a companion diagnostic test for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU-554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions. We may engage third parties to develop companion diagnostic tests for use in some of our other current or future clinical trials. However, third parties may not be successful in developing such companion diagnostic tests, furthering the difficulty in identifying patients for our clinical trials.

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

Our drug candidates and any related companion diagnostic tests, including the companion diagnostic tests that we are developing for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU-554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We may also need marketing approval for any related companion diagnostic tests, including the companion diagnostic tests that we are developing for avapritinib, BLU-554 and BLU-667. We have not received approval to market any of our drug candidates or related companion diagnostic tests from regulatory authorities in any jurisdiction, and it is possible that none of our current or future drug candidates or related companion diagnostic tests will ever obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

A breakthrough therapy designation by the FDA for our drug candidates, including avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRα D842V mutation, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will receive marketing approval.

In June 2017, the FDA granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRα D842V mutation. We may also seek breakthrough therapy designation for some of our other drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

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

In October 2016, the FDA granted fast track designation to avapritinib for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. We may also seek fast track designation for some of our other drug candidates. If a drug is intended for the treatment of a serious or life‑threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received fast track designation for avapritinib for treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy, or even if we receive fast track designation for our other drug candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

While we have received orphan drug designation for two of our most advanced drug candidates, avapritinib and BLU‑554, for specified indications, we may seek orphan drug designation for some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

In September 2015, the FDA granted orphan drug designation to BLU‑554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to avapritinib for the treatment of GIST and mastocytosis. In addition, in July 2017, the European Medicines Agency granted orphan drug designation to avapritinib for the treatment of GIST. As part of our business strategy, we may seek orphan drug designation for some of our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers.

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

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek orphan drug designation for our other drug candidates in addition to BLU‑554 for the treatment of HCC and avapritinib for the treatment of GIST and mastocytosis, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations.

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

The precise incidence and/or prevalence for SM, GIST, HCC, RET-driven NSCLC, RET-driven MTC and FOP are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. We estimate that in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan, or the Major Markets, there are approximately: (i) 20,700 patients with SM, including 2,600 patients with advanced SM, 1,800 patients with SSM and 16,300 patients with ISM; (ii) 500 patients with PDGFRα D842V-driven GIST; (iii) 24,100 patients with GIST, including approximately 19,300 patients with KIT-driven GIST; (iv) 28,100 first and second line patients with FGFR4-activated HCC; (v) 10,200 patients with RET-driven NSCLC and approximately 780 patients with RET-driven MTC; and (vi) 1,100 patients with FOP.

The total addressable market opportunity for avapritinib for the treatment of patients with GIST and SM, BLU‑554 for the treatment of patients with HCC, BLU‑667 for the treatment of patients with RET-driven NSCLC and RET-driven MTC or BLU-782 for the treatment of patients with FOP will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of avapritinib, BLU‑554, BLU‑667 and BLU-782, if our drug candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the Major Markets and elsewhere, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If avapritinib receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin, a multi-kinase inhibitor with KIT D816V inhibitory activity that was approved in April 2017 by the FDA for the treatment of advanced SM. If avapritinib receives marketing approval for third line advanced GIST, it will face competition from Bayer AG’s regorafenib, and if avapritinib receives marketing approval for second line advanced GIST, it will face competition from Pfizer Inc.’s sunitinib. In addition, if avapritinib receives marketing approval for advanced SM, GIST and/or for GIST patients with the PDGFRα D842V mutation, it may face competition from other drug candidates in development for these indications, including drug candidates in development by AB Science S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Deciphera Pharmaceuticals, LLC and Plexxikon Inc., a wholly-owned subsidiary of Daiichi Sankyo Company, Limited. If BLU-554 receives marketing approval for patients with FGFR4-activated HCC, it will face competition from Bristol-Myers Squibb Company’s nivolumab, an immune checkpoint inhibitor, which was approved in September 2017 by the FDA for the treatment of HCC, as well as sorafenib and regorafenib, multi-kinase inhibitors for the treatment of HCC. In addition, BLU-554 may face competition from other drug candidates in development by Abbisko Therapeutics Co., Ltd, AstraZeneca plc, Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Incyte Corporation, Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd., U3 Pharma GmbH, a wholly-owned subsidiary of Daiichi Sankyo Company, Limited, and Xoma Ltd. If BLU‑667 receives marketing approval for patients with RET-driven cancers, it may face competition from other drug candidates in development, including drug candidates in development by ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AstraZeneca plc, Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Loxo Oncology, Inc., Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. and Roche.

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

We will face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and use of our drug candidates through compassionate use programs, and we will face an even greater risk if we commercially sell any drug candidates that we may develop. If we cannot successfully defend ourselves against claims that our drug candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostic tests. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostic tests. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into agreements to develop and commercialize companion diagnostic tests with third parties for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU‑554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions. However, we have not yet initiated commercialization of these companion diagnostic tests or development and commercialization of companion diagnostic tests for any of our other programs. We have little experience in the development and commercialization of companion diagnostic tests and may not be successful in developing and commercializing appropriate companion diagnostic tests to pair with any of our drug candidates that receive marketing approval. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing and commercializing companion diagnostic tests, we are relying on third parties to design, manufacture, obtain regulatory approval for and commercialize the companion diagnostic tests for avapritinib, BLU-554 and BLU-667, and we expect to rely in whole or in part on third parties to design, manufacture, obtain regulatory approval for and commercialize any other companion diagnostic tests for our drug candidates. We and our collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic test that we may seek to develop:

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

•	may not commit sufficient resources to the marketing and distribution of a companion diagnostic test; and
•	may terminate their relationship with us.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

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

U.S. President Donald Trump and his administration have indicated that enacting changes to or repealing and replacing the Affordable Care Act is a legislative priority. While Congress has not passed repeal legislation to date, the TJCA includes a provision repealing the individual mandate, effective January 1, 2019. Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating these subsidies, but on October 25, 2017, a federal judge in California denied their request for a restraining order. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the health benefits required under the Affordable Care Act for plans sold through these marketplaces. There may be further action to repeal, replace or modify the Affordable Care Act. It is unclear what impact any changes to the Affordable Care Act will have on the availability of healthcare and containing or lowering the cost of healthcare. We plan to continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement may have on our business.

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

The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize any products for which we obtain marketing approval.

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

•

the federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
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

In some countries, particularly countries in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. In addition, in 2016, the United Kingdom referendum on its membership in the European Union resulted in a majority of United Kingdom voters voting to exit the European Union, often referred to as Brexit. Brexit has already and may continue to adversely affect European and/or worldwide regulatory conditions. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which European Union laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the European Union and the United Kingdom.

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

In addition, our collaboration with Roche, as well as any future collaborations that we enter into, may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. For example, in the fourth quarter of 2017, Alexion terminated our collaboration related to fibrodysplasia ossificans progressive for convenience following a strategic review by Alexion of its research and development portfolio. Any termination or expiration of our collaboration agreement with Roche or any future collaboration agreement could adversely affect us financially or harm our business reputation.

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

We do not have any long-term supply agreements with our contract manufacturers, and we purchase our required drug supply, including the drug product and drug substance used in our most advanced drug candidates, on a purchase order basis. In addition, we may be unable to establish or maintain any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish and maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

The third parties upon whom we rely for the supply of the active pharmaceutical ingredient, or API, drug product and drug substance used in our most advanced drug candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The API, drug product and drug substance used in our most advanced drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug product and drug substance for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. Although we have entered into arrangements to establish redundant or second-source supply of some of the API, drug product or drug substance for our most advanced drug candidates, if any of our suppliers ceases its operations for any reason or is unable or unwilling to supply API, drug product or drug substance in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug candidates and our financial condition.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our lead drug candidate, avapritinib, as well as our other most advanced drug candidates, BLU‑554, BLU‑667 and BLU-782, and our core technologies, including our novel target discovery engine and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patents and patent applications that relate to avapritinib, BLU‑554, BLU-667 and BLU-782 as composition of matter. We also own applications relating to composition of matter for KIT inhibitors with multiple compound families, composition of matter for FGFR4 inhibitors with multiple compound families, composition of matter for inhibitors of RET, including predicted RET resistance mutations, with multiple compound families, and composition of matter for inhibitors of ALK2, with multiple compound families, as well as methods of use for these novel compounds. The issued patent directed to BLU‑554 composition of matter has a statutory expiration date in 2034, the issued patent directed to avapritinib composition of matter has a statutory expiration date in 2034.

As of February 15, 2018, we owned five issued U.S. patents, four pending U.S. non-provisional patent applications, one pending U.S. provisional patent application, 36 foreign patent applications in a number of jurisdictions, including Australia, Argentina, Brazil, Bolivia, Canada, China, the European Union, Hong Kong, Israel, India, Japan, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, South Korea, Taiwan, Uruguay and Venezuela, one pending Patent Cooperation Treaty, or PCT, patent application and two U.S. provisional applications directed to our KIT program, including avapritinib. Any U.S. or ex‑U.S. patents issuing from the pending applications covering avapritinib will have a statutory expiration date of October 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of February 15, 2018, we owned five issued U.S. patents, three pending U.S. non-provisional patent applications, one pending U.S. provisional patent application, three issued foreign patents and 41 pending foreign patent applications in a number of jurisdictions, including Argentina, Australia, Bolivia, Brazil, Canada, China, Egypt, the European Union, Hong Kong, Israel, India, Indonesia, Japan, South Korea, Lebanon, Mexico New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, Taiwan, Thailand, Uruguay and Venezuela, and one pending PCT patent application directed to our FGFR4 program, including BLU‑554. Any U.S. or ex‑U.S. patent issuing from the pending applications covering BLU‑554 will have a statutory expiration date of July 2033, December 2033, October 2034, September 2037 or April 2038. Patent term adjustments or patent term extensions could result in later expiration dates.

As of February 15, 2018, we owned five pending U.S. non-provisional patent applications, four pending PCT applications, six pending foreign patent applications filed in Argentina, Lebanon, Uruguay and Taiwan, and one pending U.S. provisional patent applications directed to our RET program, which, if issued, will have statutory expiration dates of 2036 or 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

As of February 15, 2018, we owned one pending U.S. patent application, one pending U.S. provisional patent application and one pending PCT international application directed to our ALK2 program, including BLU-782, which, if issued, will have statutory expiration dates of April 2037 or October 2038.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of February 15, 2018, we owned ten pending U.S. patent applications and ten pending European Union patent applications directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

The degree of patent protection we require to successfully commercialize our drug candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect avapritinib, BLU‑554, BLU-667, BLU-782 or our other drug candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our drug candidates, including generic versions of such drugs.

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same methods or formulations or the same subject matter, in either case, that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first-to-file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty. For example, we are aware of U.S. patents owned by third parties that have generic composition of matter and method of treatment claims that may cover BLU‑554 or generic method of treatment claims that may cover BLU-667. If the claims of any of these third-party patents are asserted against us, we do not believe BLU‑554, BLU-667 or our proposed activities related to such compounds would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to some of the pending patent applications covering our drug candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, have been significantly narrowed by the time they issue, if at all. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates and technology, including interference proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our drugs are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to kinase inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of U.S. patents owned by third parties that have generic composition of matter and method of treatment claims that may cover BLU‑554 or generic method of treatment claims that may cover BLU-667. If the claims of any of these third-party patents are asserted against us, we do not believe BLU‑554, BLU-667 or our proposed activities related to such compounds would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

We are highly dependent on the research and development, clinical, business development, financial and legal expertise of Jeffrey W. Albers, our President and Chief Executive Officer, Anthony L. Boral, our Chief Medical Officer, Marion Dorsch, our Chief Scientific Officer, Kathryn Haviland, our Chief Business Officer, Michael Landsittel, our

Vice President of Finance, Tracey McCain, our Chief Legal Officer, and Christopher Murray, our Senior Vice President of Technical Operations, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of our executive officers may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of February 15, 2018, we had 149 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. In the second quarter of 2017, we entered into a lease agreement for new office and laboratory space located at 45 Sidney Street, Cambridge, Massachusetts 02139, and we relocated our corporate headquarters to the new premises in the first quarter of 2018. Additional physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Following its June 23, 2016 vote to leave the European Union, on March 29, 2017, the United Kingdom invoked Article 50 of the Lisbon Treaty and formally began the process of exiting the European Union. Although Brexit has already and may continue to adversely affect European and/or worldwide economic or market, political or regulatory conditions and may contribute to instability in the global financial markets, political institutions and regulatory agencies, the resulting immediate changes in foreign currency exchange rates have had a limited overall impact due to natural hedging. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are negotiated in relation to the United Kingdom’s future relationship with the European Union, and we are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear. Despite the Brexit developments, we do not expect macroeconomic conditions to have a significant impact on our liquidity needs, financial condition or results of operations.

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

On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was enacted. The TCJA significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards and allows for the expensing of capital expenditures. Our net deferred tax assets and liabilities were revalued as of December 31, 2017 at the newly enacted U.S. corporate rate, and the impact was recognized in our tax expense in the year of enactment but was offset by a corresponding reduction to the valuation allowance. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse.

Risks Related to Our Common Stock

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and in the future may be subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $92.00 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through February 15, 2018. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

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

Commencing January 1, 2018, we are no longer an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

As of June 30, 2017, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, as of January 1, 2018 we no longer qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. As a large accelerated filer, we are subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting imposed by the Sarbanes-Oxley Act of 2002;
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

In addition, we are no longer able to take advantage of transition periods for complying with new or revised accounting standards that are available to emerging growth companies.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission, or SEC, and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish an annual report by our management on our internal control over financial reporting. Because we are no longer an emerging growth company, we are required to include with this annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have been and will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

Despite our efforts, there is a risk that in the future neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 or that we will not be able to comply with the requirements of Section 404 in a timely manner. If this were to occur, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2017, we had federal net operating loss carryforwards of approximately $288.6 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. In addition, pursuant to the TCJA, we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. These new rules apply regardless of the occurrence of an ownership change.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located at 45 Sidney Street in Cambridge, Massachusetts where we occupy approximately 99,833 rentable square feet of office and laboratory space under a lease that commenced on October 1, 2017 and will expire on November 30, 2029. The lease agreement also provides us with an option to extend the lease agreement for two consecutive five-year periods at the then fair market annual rent, as defined in the lease agreement, as well as a right of first offer with respect to leasing additional space adjacent to the existing leased premises.

We also lease our former corporate headquarters at 38 Sidney Street in Cambridge, Massachusetts under a lease that will expire on October 31, 2022. The lease agreement also provides us with an option to extend the lease for five additional years. In the first quarter of 2018, we fully subleased our former corporate headquarters through October 31, 2020. The sublessee has the option to extend the sublease through October 31, 2022, subject to specified exceptions under the sublease agreement.

We believe that our existing office and laboratory space is sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “BPMC” on the Nasdaq Global Select Market and has been publicly traded since April 30, 2015. Prior to this time, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated:

Year Ended December 31, 2016:	High	Low
First Quarter	$25.99	$13.04
Second Quarter	$22.48	$13.27
Third Quarter	$29.90	$19.51
Fourth Quarter	$38.33	$25.08

Year Ended December 31, 2017:	High	Low
First Quarter	$44.54	$27.83
Second Quarter	$52.67	$34.38
Third Quarter	$71.67	$41.41
Fourth Quarter	$92.00	$61.58

Holders

As of February 15, 2018, there were approximately 21 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from April 30, 2015 (the first date that shares of our common stock were publicly traded) through December 31, 2017. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on April 30, 2015, and it assumes reinvestment of dividends, if any.

The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Blueprint Medicines Corporation, The Nasdaq Composite Index and The Nasdaq Biotechnology Index
$425.00
$400.00
$375.00
$350.00
$325.00
$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
4/30/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/30/2016
3/31/2017
6/30/2017
9/29/2017
12/29/2017
Blueprint Medicines Corporation
Nasdaq Composite Index
Nasdaq Biotechnology Index

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the year ended December 31, 2014 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The selected historical financial information in this section is not intended to replace our financial statements and the related notes thereto. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended
	December 31,
	2017	2016	2015	2014
	(in thousands, except per share data)
Statements of Operations Data:
Collaboration revenue	$21,426	$27,772	$11,400	$—
Operating expenses:
Research and development	144,687	81,131	48,588	31,844
General and administrative	27,986	19,218	14,456	7,890
Total operating expenses	172,673	100,349	63,044	39,734
Other income (expense):
Other income (expense), net	3,349	551	(429)	(98)
Interest expense	(221)	(469)	(696)	(453)
Total other income (expense)	3,128	82	(1,125)	(551)
Net loss	$(148,119)	$(72,495)	$(52,769)	$(40,285)
Convertible preferred stock dividends	—	—	(3,153)	(5,765)
Net loss applicable to common stockholders	$(148,119)	$(72,495)	$(55,922)	$(46,050)
Net loss per share applicable to common stockholders — basic and diluted(1)	$(3.92)	$(2.64)	$(3.07)	$(32.41)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted(1)	37,793	27,492	18,236	1,421

(1)

See Note 12, “Net Loss per Share” in the accompanying notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per share applicable to common stockholders.

	As of
	December 31,
	2017	2016	2015 (1)	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$400,304	$52,069	$162,707	$47,240
Investments	273,052	216,149	—	—
Working capital(2)	642,615	191,913	151,776	41,510
Total assets	715,737	282,795	178,898	49,925
Deferred revenue	35,373	47,235	13,640	—
Term loan payable	1,518	4,069	7,338	9,042
Warrant liability	—	—	—	365
Convertible preferred stock	—	—	—	114,811
Total stockholders’ equity (deficit)	623,970	213,078	143,979	(79,382)

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

Overview

We are a biopharmaceutical company focused on developing potentially transformational medicines to improve the lives of patients with genomically defined cancers and rare diseases. Our approach is to leverage our novel target discovery engine to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and to craft highly selective and potent drug candidates that may provide significant and durable clinical responses for patients without adequate treatment options. This integrated biology and chemistry approach enables us to identify, characterize and design drug candidates to inhibit novel kinase targets that have been difficult to selectively inhibit. By focusing on diseases in genomically defined patient populations, we believe that we will have a more efficient development path with a greater likelihood of success.

Our most advanced drug candidates are avapritinib (formerly known as BLU‑285), BLU‑554 and BLU‑667. Our lead drug candidate, avapritinib, is an orally available, potent and highly selective inhibitor that targets KIT and PDGFRα mutations. These mutations abnormally activate receptor tyrosine kinases that are drivers of cancer and proliferative disorders, including gastrointestinal stromal tumors, or GIST, and systemic mastocytosis, or SM. We are currently evaluating avapritinib in an ongoing Phase 1 clinical trial for defined subsets of patients with GIST, which we refer to as the Navigator trial, and an ongoing Phase 1 clinical trial for advanced SM, which we refer to as the Explorer trial. GIST is a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract, or GI tract, and SM is a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure.

BLU‑554 is an orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. We are currently evaluating BLU‑554 in an ongoing Phase 1 clinical trial in patients with advanced HCC.

BLU‑667 targets RET, a receptor tyrosine kinase that is abnormally activated by mutations or translocations, and RET resistance mutations that we predict will arise from treatment with first generation therapies. RET drives disease in subsets of patients with non‑small cell lung cancer, or NSCLC, and cancers of the thyroid, including medullary thyroid carcinoma, or MTC, and papillary thyroid cancer, and our research suggests that RET may drive disease in subsets of patients with colon cancer, breast cancer and other cancers. We are currently evaluating BLU‑667 in an ongoing Phase 1 clinical trial in patients with RET‑altered NSCLC, MTC and other advanced solid tumors.

In addition, in the fourth quarter of 2017, we nominated a development candidate, BLU‑782, for our discovery program targeting the kinase ALK2 for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare genetic disease caused by mutations in the ALK2 gene, ACVR1. We anticipate initiating IND‑enabling studies for BLU-782 in the first half of 2018.

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. We currently have two wholly-owned discovery programs for undisclosed kinase targets, and we anticipate nominating at least two additional discovery programs in 2018.

In addition to our wholly-owned clinical and pre-clinical programs, in March 2016, we entered into an agreement with F. Hoffmann‑La Roche Ltd and Hoffmann‑La Roche Inc. to discover, develop and commercialize up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. We will continue to evaluate additional collaborations that could maximize the value for our programs and allow us to leverage the expertise of strategic collaborators. We are also focused on engaging in collaborations to capitalize on our discovery platform outside of our primary strategic focus area of cancer.

We currently have worldwide development and commercialization rights to avapritinib, BLU-554, BLU-667 and BLU-782 and all of our discovery programs other than the pre-clinical programs under the Roche collaboration. In September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to avapritinib for the treatment of GIST and mastocytosis. In October 2016, the FDA granted fast track designation to avapritinib for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase, or TKI, inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. In addition, in June 2017, the FDA granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRα D842V mutation, and in July 2017, the European Commission granted orphan drug designation to avapritinib for the treatment of GIST.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through December 31, 2017, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017 and December 2017 follow‑on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, a $45.0 million upfront payment under our existing collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net losses were $148.1 million, $72.5 million and $52.8 million for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, we had an accumulated deficit of $355.6 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

•	continue to advance and initiate clinical development activities for our lead drug candidate, avapritinib, as well as our other most advanced drug candidates, BLU-554, BLU-667 and BLU-782;
•	seek marketing approvals for our drug candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•	continue to manufacture increasing quantities of drug substance and drug product material for use in pre-clinical studies, clinical trials and for any potential commercialization;
•	continue to discover, validate and develop additional drug candidates;
•	conduct research and development activities under our collaboration with Roche;
•

conduct development and commercialization activities for companion diagnostic tests, including our companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU‑554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions;

•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other drug candidates or technologies;
•	hire additional research, clinical, quality, manufacturing and commercial personnel; and
•	incur additional costs associated with operating as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from drug sales and do not expect to generate any revenue from the sale of drugs in the near future. Our revenue consists of collaboration revenue under our former collaboration with Alexion, which was terminated in October 2017, and our existing collaboration with Roche, including amounts that are recognized related to upfront payments, milestone payments and amounts due to us for research and development services. In the future, revenue may include additional milestone payments and royalties on any net product sales under our collaboration with Roche. As a result of the termination of our Alexion collaboration, we will not be entitled to receive any future payments from Alexion for any research and development expenses or milestones. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, payments for manufacturing services, and milestone and other payments.

In the future, we will seek to generate revenue from a combination of drug sales and additional strategic relationships we may enter into.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our drug candidates, which include:

•	employee‑related expenses including salaries, benefits, and stock‑based compensation expense;
•	expenses incurred under agreements with third parties that conduct research and development, pre-clinical activities, clinical activities and manufacturing on our behalf;
•	expenses incurred under agreements with third parties for the development and commercialization of companion diagnostic tests;
•	the cost of consultants;
•	the cost of lab supplies and acquiring, developing and manufacturing pre-clinical study materials, clinical trial materials and commercial supply materials; and
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs.

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

The following table summarizes our external research and development expenses by program for the years ended December 31, 2017, 2016 and 2015. Other development and pre‑development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Avapritinib external expenses	$46,851	$10,653	6,338
BLU-554 external expenses	15,078	13,160	5,134
BLU-667 external expenses	13,512	6,599	—
BLU-782 external expenses	1,114	—	—
Other development and pre-development candidate expenses and unallocated expenses	39,981	32,232	23,104
Internal research and development expenses	28,151	18,487	14,012
Total research and development expenses	$144,687	$81,131	$48,588

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and drug product and drug substance manufacturing expenses. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our collaboration with Roche and development activities for companion diagnostic tests, including our companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU‑554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock‑based compensation, for personnel in executive, finance, accounting, commercial, business development, legal and human resources functions. Prior to 2017, stock‑based compensation included expense associated with stock‑based awards issued to non‑employees, including directors for non‑board related services. Other significant costs include facility costs not otherwise included in research and development expenses, pre-commercial development activities, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

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

Other Income (Expense), net

Other income (expense), net consists primarily of income earned on cash equivalents and investments and the re‑measurement gain or loss associated with the change in the fair value of the convertible preferred stock warrant liability in periods prior to our IPO.

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

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our financial statements. Management has determined that our most critical accounting policies are those relating to available-for-sale investments, revenue recognition, accrued research and development expenses and stock-based compensation.

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

Our revenue is currently generated through our existing collaboration with Roche. For periods prior to January 1, 2018, our revenue was generated through our former collaboration with Alexion and our existing collaboration with Roche. During the year ended December 31, 2017, we recognized revenue under our former collaboration with Alexion of $16.2 million, which represents $9.5 million of reimbursable research and development costs, as well as a portion of the $15.0 million upfront payment and a $1.8 million non-substantive milestone payment previously received. During the year ended December 31, 2017, we received $12.7 million related to reimbursable research and development costs under our former collaboration with Alexion. During the year ended December 31, 2017, we recognized revenue under the Roche collaboration of $5.2 million, which represents a portion of a $45.0 million upfront payment.

Our collaboration agreement with Roche contains multiple elements, or deliverables, including an exclusive license granted by us to Roche to research, develop, manufacture and commercialize the licensed products and the compounds in the field in the territory, as well as research and development activities to be performed by us on behalf of Roche related to the licensed product candidates. In addition, the terms of the Roche agreements includes payments to us of one or more of the following: a nonrefundable, upfront payment; contingent milestone payments related to specified pre-clinical milestones, development milestones and sales-based commercial milestones; fees for research and development services rendered; and royalties on commercial sales of licensed product candidates, if any. To date, we have received the upfront payment upon execution of the Roche agreement. We are eligible to earn additional milestone payments under the Roche collaboration. We have not earned royalty revenue as a result of product sales under the Roche collaboration.

Our collaboration agreement with Alexion, which terminated effective October 2017, also contained multiple deliverables. Under the former Alexion collaboration, we received an upfront payment upon execution of the Alexion collaboration agreement and payments for the achievement of certain pre-clinical milestones and research and development services. We did not earn royalty revenue as a result of product sales under the former Alexion collaboration agreement, and as a result of the termination of the Alexion collaboration, we will not be entitled to receive payment from Alexion for any additional milestones or research and development expenses.

When evaluating multiple element arrangements, we consider whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a stand-alone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In assessing whether an item has stand-alone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s). Our collaboration agreement with Roche does not contain, and our terminated collaboration agreement with Alexion did not contain, a general right of return relative to the delivered item(s).

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

Our multiple-element revenue arrangements may include the following:

Exclusive Licenses. The deliverables under our collaboration agreements may include exclusive licenses to research, develop, manufacture and commercialize licensed products. To account for this element of an arrangement, management evaluates whether an exclusive license has stand-alone value from the undelivered elements based on the consideration of the relevant facts and circumstances of the arrangement, including the research and development capabilities of the collaboration partner. We may recognize the arrangement consideration allocated to licenses upon delivery of the license if facts and circumstances indicate that the license has stand-alone value from the undelivered elements, which generally include research and development services. We defer arrangement consideration allocated to licenses if facts and circumstances indicate that the delivered license does not have stand-alone value from the undelivered elements.

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

Research and Development Services. The deliverables under our collaboration agreements may include research and development services to be performed by us on behalf of the partner. Payments or reimbursements resulting from our research and development efforts are recognized as the services are performed and presented on a gross basis because we are the principal for such efforts, so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related amount is reasonably assured.

Milestone Revenue. Our collaboration agreements may include contingent milestone payments related to specified pre-clinical milestones, development milestones and sales-based commercial milestones.

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

Royalty Revenue. We will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable, and we have no remaining performance obligations, assuming all other revenue recognition criteria are met.

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

Stock-Based Compensation

We expense the fair value of employee stock awards over the requisite service period, which is typically the vesting period. Prior to 2017, expense was recognized net of estimated forfeitures and adjusted to reflect actual forfeitures. Effective January 1, 2017, upon adoption of ASU No. 2016-09, Compensation – Stock Compensation under the modified retrospective approach, we began recognizing gross stock compensation expense with actual forfeitures recognized as they occur. Compensation cost for restricted stock awards issued to employees is measured using the grant date intrinsic value of the award and is adjusted to reflect actual forfeitures. We estimate the fair value of options granted to employees at the date of grant using the Black‑Scholes option‑pricing model that requires management to apply judgment and make estimates, including:

•

expected volatility, which is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. Prior to April 30, 2015, we were a privately-held company and lacked company-specific historical and implied volatility information. As such, we have used an average of expected volatility based on the volatilities of a representative group of publicly traded biopharmaceutical companies for a period equal to the expected term of the option grant. Beginning in the fourth quarter of 2015, we began to include our own volatility into the average calculation. We intend to consistently apply this process using representative companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available;

•	risk‑free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption;
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

•	dividend yield, which is zero based on the fact that we never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

We have computed the fair value of stock options at the date of grant using the following weighted‑average assumptions:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Risk-free interest rate	2.07%	1.55%	1.66%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.0	6.0	6.0
Expected stock price volatility	74.58%	75.94%	85.43%

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

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,
	2017	2016	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$21,426	$27,772	$(6,346)	(23)%
Operating expenses:
Research and development	144,687	81,131	63,556	78
General and administrative	27,986	19,218	8,768	46
Total operating expenses	172,673	100,349	72,324	72
Other income (expense):
Other income (expense), net	3,349	551	2,798	508
Interest expense	(221)	(469)	248	53
Total other income (expense)	3,128	82	3,046	3,715
Net loss	$(148,119)	$(72,495)	$(75,624)	(104)%

Collaboration Revenue

Collaboration revenue decreased by $6.4 million from $27.8 million for the year ended December 31, 2016 to $21.4 million for the year ended December 31, 2017. Collaboration revenue for the year ended December 31, 2017 was related to the Alexion and Roche agreements. We recorded collaboration revenue of $16.2 million and $23.3 million under the Alexion collaboration for the years ended December 31, 2017 and December 31, 2016, respectively. The decrease was primarily due to lower reimbursable research and development expenses as a result of the termination of the agreement and the impact of the recognition of two milestone payments upon achievement included in the year ended December 31, 2016. As a result of the termination of the Alexion collaboration, we recognized the remaining deferred revenue balance related to the upfront payment and non-substantive milestone payment previously received under the collaboration utilizing the proportional performance model over the remaining period of performance, which ended October 24, 2017. We were not entitled to receive payment from Alexion for any research and development expenses incurred after the effective date of termination or any additional milestones. As a result of the termination of the Alexion collaboration, we anticipate collaboration revenue related to reimbursable research and development expenses will decrease significantly in future periods. We entered into the Roche agreement in March 2016 and recorded $5.2 million and $4.5 million in collaboration revenue under the Roche agreement for the years ended December 31, 2017 and December 31, 2016, respectively.

Research and Development Expense

Research and development expense increased by $63.6 million from $81.1 million for the year ended December 31, 2016 to $144.7 million for the year ended December 31, 2017. The increase in research and development expense was primarily related to the following:

•	approximately $24.7 million in increased expenses associated with clinical and commercial manufacturing activities;
•	approximately $20.3 million in increased expenses for external clinical activities as we advanced our lead drug candidates, avapritinib, BLU‑554 and BLU-667, further through Phase 1 clinical trials;

•

approximately $15.0 million in increased personnel expense primarily due to a 35% increase in headcount and an increase of $3.6 million in stock-based compensation expense, which were driven by growth in the clinical and manufacturing organizations; and

•	approximately $0.9 million in increased expenses associated with continuing to build our discovery platform and advance our discovery pipeline.

General and Administrative Expense

General and administrative expense increased by $8.8 million from $19.2 million for the year ended December 31, 2016 to $28.0 million for the year ended December 31, 2017. The increase in general and administrative expense was primarily related to the following:

•

approximately $5.1 million in increased personnel expenses due to an increase of 35% in general and administrative headcount to support our overall growth as a publicly traded company and an increase of $2.8 million in stock-based compensation expense; and

•	approximately $2.8 million in increased professional fees including market research and public relations costs.

Other Income (Expense), Net

Other income, net, increased by $2.7 million from $0.6 million for the year ended December 31, 2016 to $3.3 million for the year ended December 31, 2017. The increase in other income, net, was primarily related to an increase in investment income during the year ended December 31, 2017.

Interest Expense

Interest expense decreased by $0.3 million from $0.5 million for the year ended December 31, 2016 to $0.2 million for the year ended December 31, 2017. The decrease was primarily related to a decrease in the average outstanding principle balance under the loan and security agreement with Silicon Valley Bank for the year ended December 31, 2017. We expect that interest expense will continue to decrease in subsequent periods as the principal amount under the loan decreases.

Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,
	2016	2015	Dollar Change	% Change

	(in thousands)
Collaboration revenue	$27,772	$11,400	$16,372	144%
Operating expenses:
Research and development	81,131	48,588	32,543	67
General and administrative	19,218	14,456	4,762	33
Total operating expenses	100,349	63,044	37,305	59
Other income (expense):
Other income (expense), net	551	(429)	980	(228)
Interest expense	(469)	(696)	227	33
Total other income (expense)	82	(1,125)	1,207	107
Net loss	$(72,495)	$(52,769)	$(19,726)	(37)%

Collaboration Revenue

Collaboration revenue increased by $16.4 million from $11.4 million for the year ended December 31, 2015 to $27.8 million for the year ended December 31, 2016. Collaboration revenue for the year ended December 31, 2016 was related to the former collaboration with Alexion and the existing collaboration with Roche. Collaboration revenue under our former collaboration with Alexion began in March 2015 upon the execution of the Alexion collaboration agreement, and we recorded $23.3 million in collaboration revenue for the year ended December 31, 2016. The increase in collaboration revenue from the year ended December 31, 2015 of $11.9 million under our former collaboration with Alexion was primarily related to increased reimbursable research and development costs, increased recognition of portions of the $15.0 million upfront payment and $1.8 million in milestone payments received from Alexion and increased milestone payments recognized upon achievement during the year ended December 31, 2016. We entered into the Roche agreement in March 2016 and recorded $4.5 million in collaboration revenue under the Roche collaboration for the year ended December 31, 2016.

Research and Development Expense

Research and development expense increased by $32.5 million from $48.6 million for the year ended December 31, 2015 to $81.1 million for the year ended December 31, 2016. The increase in research and development expense was primarily related to the following:

•	approximately $10.3 million in increased expenses for external clinical activities as we advanced two of our most advanced drug candidates, avapritinib and BLU-554, in Phase 1 clinical trials;
•	approximately $9.5 million in increased expenses associated with clinical manufacturing activities;
•

approximately $6.5 million in increased personnel expense primarily due to a 33% increase in headcount, which was primarily driven by growth in the clinical and nonclinical organizations as we advanced two of our most advanced drug candidates, avapritinib and BLU-554, in Phase 1 clinical trials, including an increase in stock-based compensation expense;

•

approximately $4.4 million in increased expenses associated with continuing to build our discovery platform and advance our discovery pipeline, including expenses related to the former collaboration with Alexion; and

•	approximately $1.8 million in increased expenses associated with IND-enabling pre-clinical toxicology studies, primarily related to BLU-667 and the former collaboration with Alexion.

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

Through December 31, 2017, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 IPO and December 2016, April 2017 and December 2017 follow‑on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing. As a result of the termination of the Alexion agreement, which was effective in October 2017, we will not be entitled to receive payment from Alexion for any additional milestones.

As of December 31, 2017, we had cash, cash equivalents and investments of $673.4 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
(in thousands)	2017	2016	2015
Net cash used in operating activities	$(119,865)	$(24,513)	$(31,676)
Net cash used in investing activities	(75,848)	(218,702)	(6,079)
Net cash provided by financing activities	543,948	132,577	153,222
Net increase (decrease) in cash and cash equivalents	$348,235	$(110,638)	$115,467

Net Cash Used in Operating Activities. Net cash used in operating activities was $119.9 million during the year ended December 31, 2017 compared to net cash used in operating activities of $24.5 million during year ended December 31, 2016. The increase in net cash used in operating activities was primarily due to an increase in net loss of $75.6 million for the year end December 31, 2017 as compared to the year ended December 31, 2016 as well as changes in deferred revenue related to the timing and amount of upfront payments from Roche. In the year ended December 31, 2016, we received a $45.0 million upfront payment from Roche compared to no upfront payments received during the year ended December 31, 2017.

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

Net Cash Used in Investing Activities. Net cash used in investing activities was $75.8 million during the year ended December 31, 2017 compared to net cash used in investing activities of $218.7 million during the year ended December 31, 2016. Net cash used in investing activities for the year ended December 31, 2017 consisted primarily of purchases of investments, offset by maturities. We classify these investments as available-for-sale and record them at fair value in the accompanying consolidated balance sheets. Net cash used in investing activities for the year ended December 31, 2017 also consisted of purchases of property and equipment, mainly related to the relocation of our headquarters.

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

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $543.9 million during the year ended December 31, 2017 compared to net cash provided by financing activities of $132.6 million during the year ended December 31, 2016. Net cash provided by financing activities for the year ended December 31, 2017 was primarily due to $541.3 million in net proceeds from public offerings of common stock as well as $5.3 million in proceeds from the issuance of common stock, partially offset by $2.6 million of principal payments on the term loan payable. Net cash provided by financing activities for the year ended December 31, 2016 was primarily due to $135.0 million in net proceeds from our December 2016 follow-on underwritten public offering, after deducting underwriting discounts and commissions and offering expenses payable by us, partially offset by $3.3 million of principal payments on the term loan payable.

Net cash provided by financing activities was $132.6 million during the year ended December 31, 2016 compared to net cash provided by financing activities of $153.2 million during the year ended December 31, 2015. Net cash provided by financing activities for the year ended December 31, 2016 was primarily due to $135.0 million in net proceeds from our December 2016 follow-on underwritten public offering, after deducting underwriting discounts and commissions and offering expenses payable by us, partially offset by $3.3 million of principal payments on term loan payable. Net cash provided by financing activities for the year ended December 31, 2015 was primarily due to $154.8 million of net proceeds from our IPO, after deducting underwriting discounts and commissions and offering expenses payable by us, partially offset by $1.8 million of principal payments on term loan payable.

Borrowings

In May 2013, we entered into the loan and security agreement with Silicon Valley Bank. Under the terms of the loan and security agreement, we borrowed $5.0 million. Loan advances under the loan and security agreement accrue interest at a fixed rate of 2.0% above the prime rate. In November 2014, we amended the loan and security agreement and borrowed an additional $5.0 million. Each loan advance included an interest-only payment period. During 2014, we paid principal payments of $0.7 million on the first $3.0 million of advances. During the years ended December 31, 2017, 2016 and 2015, we paid principal payments of $2.6 million, $3.3 million and $1.8 million, respectively, on the $10.0 million of advances. We are required to pay a fee of 4% of the total loan advances at the end of the term of the loan. There are no financial covenants associated with the loan and security agreement. As of December 31, 2017, we had $1.5 million in outstanding principal under the loan and security agreement.

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

As of December 31, 2017, we had cash, cash equivalents and investments of $673.4 million. Based on our current plans, we expect that our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaboration with Roche, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the middle of 2020. Our future capital requirements will depend on many factors, including:

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
•

the success of our current or future companion diagnostic test collaborations, including our companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU‑554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions;

•	the costs, timing and outcome of regulatory review of our drug candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we obtain;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other drug candidates and technologies;
•	the costs of securing manufacturing arrangements for development activities and commercial production; and
•	the costs of establishing or contracting for sales, marketing and distribution capabilities if we obtain regulatory approvals to market our drug candidates.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. At this time, we do not have any committed external source of funds outside of potential funds to be earned under our collaboration with Roche. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2017:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease commitments (1)	$112,842	$7,664	$15,541	$22,095	$67,542
Debt repayments (2)	1,568	1,568	-	-	-
Capital lease obligation	318	182	136	-	-
Total	$114,728	$9,414	$15,677	$22,095	$67,542

(1)

Represents future minimum lease payments under our non-cancelable operating leases, net of payments under our sublease for the office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

(2)

Consists of payment obligations for principal and interest under the loan and security agreement with Silicon Valley Bank. As of December 31, 2017, we had $1.5 million in outstanding principal under the loan and security agreement with Silicon Valley Bank.

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

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain milestones, including future payments to third parties with whom we have entered into agreements to develop and commercialize companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU‑554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions. We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2017 and 2016, we had cash, cash equivalents and investments of $673.4 million and $268.2 million, respectively, consisting primarily of money market funds and investments in U.S. treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2017 and December 31, 2016, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2017 and 2016.

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

Our management, with the participation of our Chief Executive Officer and Vice President of Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based upon such evaluation, our Chief Executive Officer and Vice

President of Finance have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Blueprint Medicines Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Blueprint Medicines Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Blueprint Medicines Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Blueprint Medicines Corporation as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 21, 2018

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)        Financial Statements

The following documents are included on pages F-1 through F-28 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)        Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)        Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37359	3.1	November 9, 2015
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-37359	3.2	November 9, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-202938	4.1	April 20, 2015
4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of November 7, 2014, by and among the Registrant and the Investors listed therein	S-1	333-202938	4.4	March 23, 2015
10.1	2011 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder	S-1	333-202938	10.1	March 23, 2015
10.2	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	10-K	001-37359	10.2	March 11, 2016
10.3	2015 Employee Stock Purchase Plan	S-8	333-203749	99.3	April 30, 2015
10.4	Lease Agreement, dated February 11, 2015, by and between the Registrant and 38 Sidney Street Limited Partnership	S-1	333-202938	10.4	March 23, 2015
10.5	First Amendment to Lease Agreement, dated January 26, 2018, by and between the Registrant and 38 Sidney Street Limited Partnership				*
10.6	Lease Agreement, dated April 28, 2017, by and between the Registrant and UP 45/75 Sidney Street, LLC	10-Q	001-37359	10.1	May 3, 2017
10.7#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Jeffrey W. Albers	10-Q	001-37359	10.2	November 9, 2015
10.8#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Anthony L. Boral	10-Q	001-37359	10.4	November 9, 2015

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
10.9#	Employment Agreement, dated March 10, 2016, by and between the Registrant and Kathryn Haviland	10-K	001-37359	10.9	March 11, 2016
10.10#	Employment Agreement, dated September 6, 2016, by and between the Registrant and Tracey L. McCain	10-Q	001-37359	10.3	November 10, 2016
10.11#	Employment Agreement, dated November 9, 2016, by and between the Registrant and Marion Dorsch	8-K	001-37359	10.1	November 14, 2016
10.12#	Employment Agreement, dated October 10, 2017, by and between the Registrant and Christopher Murray	10-Q	001-37359	10.1	October 31, 2017
10.13#	Employment Agreement, dated November 22, 2017, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.1	November 22, 2017
10.14	Loan and Security Agreement, dated May 24, 2013, by and between the Registrant and Silicon Valley Bank, as amended by First Amendment, dated January 21, 2014, Second Amendment, dated June 27, 2014, Third Amendment, dated November 4, 2014 and Consent and Fourth Amendment, dated December 22, 2015	10-K	001-37359	10.11	March 11, 2016
10.15†	Collaboration and License Agreement, effective March 14, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant, as amended by Amendment to Collaboration and License Agreement, effective April 15, 2016	10-Q/A	001-37359	10.2	July 22, 2016
10.16†	Second Amendment to Collaboration and License Agreement, effective April 27, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	August 9, 2016
10.17	Third Amendment to Collaboration and License Agreement, effective August 4, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	November 10, 2016
10.18	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1	333-202938	10.11	March 23, 2015
10.19	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1	333-202938	10.12	March 23, 2015
10.20	Senior Executive Cash Incentive Bonus Plan	10-K	001-37359	10.15	March 11, 2016
21.1	Subsidiaries of the Registrant				*
23.1	Consent of Ernst & Young LLP				*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				+
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.
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

Blueprint Medicines Corporation

Date: February 21, 2018	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey W. Albers Jeffrey W. Albers	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2018
/s/ Michael Landsittel Michael Landsittel	Vice President of Finance (Principal Financial and Accounting Officer)	February 21, 2018
/s/ Daniel S. Lynch Daniel S. Lynch	Chairman of the Board	February 21, 2018
/s/ Nicholas Lydon Nicholas Lydon, Ph.D.	Director	February 21, 2018
/s/ Alexis Borisy Alexis Borisy	Director	February 21, 2018
/s/ Mark Goldberg Mark Goldberg, M.D.	Director	February 21, 2018
/s/ Charles A. Rowland, Jr. Charles A. Rowland, Jr.	Director	February 21, 2018
/s/ George Demetri George Demetri, M.D.	Director	February 21, 2018
/s/ Lonnel Coats Lonnel Coats	Director	February 21, 2018
/s/ Lynn Seely Lynn Seely, M.D.	Director	February 21, 2018

Blueprint Medicines Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Blueprint Medicines Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blueprint Medicines Corporation as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Boston, Massachusetts

February 21, 2018

Blueprint Medicines Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$400,304	$52,069
Investments, available-for-sale	273,052	162,090
Unbilled accounts receivable	—	3,577
Prepaid expenses and other current assets	12,149	2,689
Total current assets	685,505	220,425
Investments, available-for-sale	—	54,059
Property and equipment, net	24,363	6,188
Restricted cash	4,555	1,267
Other assets	1,314	856
Total assets	$715,737	$282,795
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	3,744	2,211
Accrued expenses	30,541	11,746
Current portion of deferred revenue	5,373	11,426
Current portion of lease incentive obligation	1,714	578
Current portion of term loan payable	1,518	2,551
Total current liabilities	42,890	28,512
Deferred rent, net of current portion	4,129	932
Deferred revenue, net of current portion	30,000	35,809
Lease incentive obligation, net of current portion	14,617	2,792
Term loan payable, net of current portion	—	1,518
Other long term liabilities	131	154
Commitments (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 43,577,526 and 33,125,479 shares issued at December 31, 2017 and December 31, 2016, respectively; 43,577,526 and 33,123,354 shares outstanding at December 31, 2017 and December 31, 2016, respectively	43	33
Additional paid-in capital	979,785	420,533
Accumulated other comprehensive loss	(269)	(18)
Accumulated deficit	(355,589)	(207,470)
Total stockholders’ equity	623,970	213,078
Total liabilities and stockholders’ equity	$715,737	$282,795

Blueprint Medicines Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended
	December 31,
	2017	2016	2015
Collaboration revenue	$21,426	$27,772	$11,400
Operating expenses:
Research and development	144,687	81,131	48,588
General and administrative	27,986	19,218	14,456
Total operating expenses	172,673	100,349	63,044
Other income (expense):
Other income (expense), net	3,349	551	(429)
Interest expense	(221)	(469)	(696)
Total other income (expense)	3,128	82	(1,125)
Net loss	$(148,119)	$(72,495)	$(52,769)
Other comprehensive loss:
Unrealized loss on investments	(251)	(18)	—
Comprehensive loss	$(148,370)	$(72,513)	$(52,769)
Reconciliation of net loss applicable to common stockholders:
Net loss	(148,119)	(72,495)	(52,769)
Convertible preferred stock dividends	—	—	(3,153)
Net loss applicable to common stockholders	(148,119)	(72,495)	(55,922)
Net loss per share applicable to common stockholders — basic and diluted	$(3.92)	$(2.64)	$(3.07)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted	37,793	27,492	18,236

Blueprint Medicines Corporation

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except per share data)

	Series A		Series B		Series C					Accumulated
	Convertible		Convertible		Convertible				Additional	Other		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2014	40,000,000	$39,958	20,916,663	$24,985	24,154,589	49,868	1,626,738	$2	$2,822	$—	$(82,206)	$(79,382)
Conversion of preferred stock into common stock	(40,000,000)	(39,958)	(20,916,663)	(24,985)	(24,154,589)	(49,868)	15,467,479	15	114,792	—	—	114,807
Initial public offering, net of issuance costs	—	—	—	—	—	—	9,367,708	9	154,743	—	—	154,752
Reclassification of warrant	—	—	—	—	—	—	—	—	810	—	—	810
Issuance of common stock upon warrant exercise	—	—	—	—	—	—	32,438	—	—	—	—	—
Issuance of common stock under stock plan	—	—	—	—	—	—	571,195	1	580	—	—	581
Stock based compensation expense	—	—	—	—	—	—	—	—	5,180	—	—	5,180
Net loss	—	—	—	—	—	—	—	—	—	—	(52,769)	(52,769)
Balance at December 31, 2015	—	$—	—	$—	—	$—	27,065,558	$27	$278,927	$—	$(134,975)	$143,979
Follow on offering, net of issuance costs	—	—	—	—	—	—	5,750,000	6	134,543	—	—	134,549
Issuance of common stock under stock plan	—	—	—	—	—	—	284,471	—	546	—	—	546
Purchase of common stock under ESPP	—	—	—	—	—	—	23,325	—	377	—	—	377
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,140	—	—	6,140
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	—	—	—	—	(72,495)	(72,495)
Balance at December 31, 2016	—	$—	—	$—	—	$—	33,123,354	$33	$420,533	$(18)	$(207,470)	$213,078
Follow on offering, net of issuance costs	—	—	—	—	—	—	10,009,259	10	541,366	—	—	541,376
Issuance of common stock under stock plan	—	—	—	—	—	—	428,210	—	4,887	—	—	4,887
Purchase of common stock under ESPP	—	—	—	—	—	—	16,703	—	476	—	—	476
Stock-based compensation expense	—	—	—	—	—	—	—	—	12,523	—	—	12,523
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	(251)	—	(251)
Net loss	—	—	—	—	—	—	—	—	—	—	(148,119)	(148,119)
Balance at December 31, 2017	—	$—	—	$—	—	$—	43,577,526	$43	$979,785	$(269)	$(355,589)	$623,970

Blueprint Medicines Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2017	2016	2015
Operating activities
Net loss	$(148,119)	$(72,495)	$(52,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,578	1,582	948
Noncash interest expense	32	73	109
Change in fair value of warrant liability	—	—	445
Stock-based compensation	12,523	6,140	5,180
Accretion of premiums and discounts on investments	(320)	301	—
Changes in assets and liabilities:
Unbilled accounts receivable	3,577	(163)	(3,414)
Prepaid expenses and other current assets	(7,266)	1,470	(1,482)
Other assets	(458)	(304)	(552)
Accounts payable	1,532	4	1,391
Accrued expenses	14,597	5,773	1,956
Deferred revenue	(11,861)	33,594	13,641
Deferred rent	14,320	(488)	2,871
Net cash used in operating activities	(119,865)	(24,513)	(31,676)
Investing activities
Purchases of property and equipment	(15,512)	(2,354)	(4,883)
Restricted cash	(3,501)	119	(1,196)
Purchases of investments	(360,835)	(264,467)	—
Maturities of investments	304,000	48,000	—
Net cash used in investing activities	(75,848)	(218,702)	(6,079)
Financing activities
Principal payments on loan payable	(2,583)	(3,333)	(1,806)
Payment of offering costs	(965)	(143)	(2,046)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	542,225	135,125	156,815
Proceeds from issuance of common stock, net of repurchases	5,271	928	259
Net cash provided by financing activities	543,948	132,577	153,222
Net increase (decrease) in cash and cash equivalents	348,235	(110,638)	115,467
Cash and cash equivalents at beginning of period	52,069	162,707	47,240
Cash and cash equivalents at end of period	$400,304	$52,069	$162,707
Supplemental cash flow information
Public offering costs incurred but unpaid at period end	$317	$433	$—
Property and equipment purchases unpaid at period end	$3,947	$—	$1,244
Conversion of convertible preferred stock into common stock	—	—	114,808
Reclassification of warrant liability to additional paid-in-capital	—	—	810
Cash paid for interest	$151	$316	$452

Blueprint Medicines Corporation

Notes to Consolidated Financial Statements

1. Nature of Business

Blueprint Medicines Corporation (the Company), a Delaware corporation incorporated on October 14, 2008, is a biopharmaceutical company focused on developing potentially transformational medicines to improve the lives of patients with genomically defined cancers and rare diseases. The Company’s approach is to leverage its novel target discovery engine to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and to craft highly selective and potent drug candidates that may provide significant and durable clinical responses for patients without adequate treatment options.

The Company is devoting substantially all of its efforts to research and development, initial market development and raising capital. The Company is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals; establishing safety and efficacy in clinical trials for its drug candidates; the need to develop commercially viable drug candidates; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its drug candidates. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, eliminate or out‑license certain of its research and development programs or future commercialization efforts.

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

On December 13, 2016, the Company closed its underwritten public offering of 5,750,000 shares of its common stock at a price to the public of $25.00 per share, including 750,000 shares of common stock sold by the Company pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering. The Company received net proceeds of $134.5 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On April 4, 2017, the Company closed its underwritten public offering of 5,750,000 shares of its common stock at a price to the public of $40.00 per share, including 750,000 shares of common stock sold by the Company pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering. The Company received net proceeds of approximately $215.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

On December 15, 2017, the Company closed its underwritten public offering of 4,259,259 shares of its common stock at a price to the public of $81.00 per share, including 555,555 shares of common stock sold by the Company pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering. The Company received net proceeds of approximately $325.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

As of December 31, 2017, the Company had cash, cash equivalents and investments of $673.4 million. Based on the Company’s current plans, the Company expects that its existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under its existing collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche), will be sufficient to enable it to fund its operating expenses and capital expenditure requirements into the middle of 2020.

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

               Effective April 10, 2015, the Company effected a 1‑for‑5.5 reverse stock split of the Company’s common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid‑in capital. Due to the underwritten public offerings completed on December 13, 2016, April 4, 2017, and December 15, 2017, there were significant increases in shares outstanding in the years ended December 31, 2017 and 2016, which impacts the year-over-year comparability of the Company’s net loss per share calculations.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Other comprehensive income (loss) consisted of unrealized gains and losses on investments for the year ended December 31, 2017 and 2016. For the year ended December 31, 2015, comprehensive loss was equal to net loss.

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

Impairment of Long‑Lived Assets

             The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long‑lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any impairment charges through December 31, 2017.

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

Stock‑Based Compensation Expense

The Company expenses the fair value of employee stock awards on a straight‑line basis over the requisite service period, which generally is the vesting period. Prior to 2017, expense was recognized net of estimated forfeitures and adjusted to reflect actual forfeitures. Effective January 1, 2017, upon adoption of ASU No. 2016-09, Compensation – Stock Compensation under the modified retrospective approach, the Company recognizes gross stock compensation expense with actual forfeitures recognized as they occur. Compensation cost for restricted stock awards issued to employees is measured using the grant date intrinsic value of the award adjusted to reflect actual forfeitures. The Company estimates the fair value of the options granted to employees at the date of grant using the Black‑Scholes option‑pricing model that requires management to apply judgment and make estimates, including:

•

expected volatility, which is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. Prior to April 30, 2015, the Company was a privately-held company and lacked company-specific historical and implied volatility information. As such, the Company has used an average of expected volatility based on the volatilities of a representative group of publicly traded biopharmaceutical companies for a period equal to the expected term of the option grant. Beginning in the fourth quarter of 2015, the Company began to include its own volatility into the average calculation. The Company intends to consistently apply this process using representative companies until a sufficient amount of historical information regarding the volatility of its own share price becomes available;

•	risk‑free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption;
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

Concentrations of Credit Risk and Off‑Balance‑Sheet Risk

The Company has no significant off‑balance‑sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash and cash equivalents, investments and accounts receivable.

The Company maintains its cash, cash equivalents and investments in a custodian account at high quality financial institutions, and consequently, the Company believes that such funds are subject to minimal credit risk.

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

New Accounting Pronouncements- Recently Adopted

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

New Accounting Pronouncement

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605-25, Multiple-Element Arrangements and most industry-specific guidance. In addition, the FASB recently issued ASUs 2016-10 and 2016-12, which provide clarifying amendments to ASU 2014-09. ASU 2014-09 and its related amendments will be effective for the Company for interim and annual periods beginning after December 15, 2017. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance will be effective for annual reporting periods (including interim reporting periods within those years) beginning January 1, 2018. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented (the full retrospective method) or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application (the modified retrospective method). The Company will adopt the new standard effective January 1, 2018 using the modified retrospective method.

The Company is assessing, but has not yet completed its assessment of the impact of the adoption of this standard on its consolidated financial statements. Currently, the Company anticipates a potential impact on the revenue recognition method used to recognize revenue under its agreement with Roche as well as the recognition of milestone revenue prior to achievement. The expected impact is further described below. Estimated impacts from the adoption of this standard could differ upon the final adoption and implementation of the standard.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

With respect to its collaboration with Roche, the Company currently expects that the pattern of revenue recognition under step (v) above will differ from the pattern of revenue recognition under ASC 605. Any change in the timing or pattern of revenue recognition will have a corresponding change to the Company’s deferred revenue balance.

The Company expects the accounting for contingent milestone payments under its collaboration agreements to change under ASC 606. ASC 606 does not contain guidance specific to milestone payments, thereby requiring contingent milestone payments to be considered in accordance with the overall model of ASC 606. Revenue from contingent milestone payments may be recognized earlier under ASC 606 than under ASC 605, based on an assessment of the probability of achievement of the milestone event and the likelihood of a significant reversal of such milestone revenue at each reporting date. This assessment may result in the recognition of revenue related to a contingent milestone payment before the milestone event has been achieved.

ASC 606 requires more robust disclosures than required by previous guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts.

In connection with the adoption of these standards, the Company is implementing several new internal controls, including controls to monitor the probability of achievement of contingent milestone payments and the pattern of performance of the performance obligation.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (ASU No. 2016-15), which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for annual periods beginning after December 15, 2017. The Company does not believe the adoption of ASU No. 2016-15 will have a significant impact on the consolidated financial statements.

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

In 2016, the FASB issued ASU No. 2016-01 Financial Instruments (ASU No. 2016-01) related to the recording of financial assets and financial liabilities. Under the amended guidance, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income (loss). However, an entity has the option to either measure equity investments without readily determinable fair values either (i) at fair value or (ii) at cost adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative will be recognized in net income (loss). The amended guidance became effective January 1, 2018. As the Company does not currently hold equity securities, ASU No. 2016-01 will not have an impact on the consolidated financial statements at the adoption date. The Company may hold equity securities in the future, at which time the Company will apply the provisions of ASU No. 2016-01 and record changes in the fair value of the equity securities in net income (loss).

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

Cash equivalents and investments, available-for-sale, consisted of the following at December 31, 2017 and December 31, 2016 (in thousands):

	Average	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$400,304	$—	$—	$400,304
Investments, available-for-sale:
U.S. treasury obligations	348 Days	273,321	—	(269)	273,052
Total		$673,625	$—	$(269)	$673,356

	Average	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$52,069	$—	$—	$52,069
Investments, available-for-sale:
U.S. treasury obligations	298 Days	216,167	14	(32)	216,149
Total		$268,236	$14	$(32)	$268,218

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the years ended December 31, 2017 and 2016, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

At December 31, 2017 and 2016, the Company held 37 and 33 securities, respectively, that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2017 and 2016 were $273.1 million and $147.1 million, respectively, and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than temporary impairment as of December 31, 2017 and December 31, 2016.

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

Financial instruments measured at fair value as of December 31, 2017, are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$400,304	$400,304	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	273,052	273,052	—	—
Total	$673,356	$673,356	$—	$—

Financial instruments measured at fair value as of December 31, 2016, are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$52,069	$52,069	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	216,149	216,149	—	—
Total	$268,218	$268,218	$—	$—

At December 31, 2017 and December 31, 2016, the fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because the Company’s interest rate yield approximates current market rates. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

The fair value of the preferred stock warrant liability was determined based on Level 3 inputs and utilizing the Black-Scholes option pricing model (see Note 10). On May 5, 2015, upon completion of the IPO, the warrants to purchase preferred stock converted into warrants to purchase common stock and the Company reclassified the fair value of the warrants as of May 5, 2015 to additional paid-in capital. The following table presents activity in the preferred stock warrant liability during the year ended December 31, 2015 (in thousands):

Year Ended
December 31,
2015
Beginning balance	$365
Issuance of warrant at fair value	—
Change in fair value	445
Reclassification of fair value to additional paid-in capital	(810)
Ending balance	$—

5. Restricted Cash

At December 31, 2017 and 2016, $4.8 million and $1.3 million, respectively, of the Company’s cash is restricted by a bank. As of December 31, 2017 and 2016, $4.6 million and $1.3 million, respectively, of the restricted cash was included in long-term assets on the Company’s balance sheet related to security deposits for the lease agreements for the Company’s current and former corporate headquarters.

On April 28, 2017, the Company entered into a lease agreement with UP 45/75 Sidney Street, LLC (Landlord) for approximately 99,833 rentable square feet of office and laboratory space located at 45 Sidney Street in Cambridge, Massachusetts. The initial term of the lease agreement commenced on October 1, 2017 and will expire on November 30, 2029. The lease agreement requires the Company to maintain a security deposit with the Landlord in the amount of $3.5 million, which is included in the long-term restricted cash balance on the Company’s balance sheet as of December 31, 2017. The security deposit is subject to reduction by up to $1.0 million during the term of the lease agreement, subject to the satisfaction of specified terms and conditions.

6. Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated
	Useful Life	December 31,	December 31,
	(Years)	2017	2016
Lab equipment	5	$3,604	$3,059
Furniture and fixtures	4	837	784
Computer equipment	3	624	768
Leasehold improvements	Term of lease	4,681	4,673
Software	3	263	172
Construction-in-progress		18,998	—
		29,007	9,456
Less: accumulated depreciation and amortization		(4,644)	(3,268)
Total property and equipment, net		$24,363	$6,188

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $1.6 million, $1.6 million and $0.9 million, respectively.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2017	2016
External research and development	$17,880	$5,696
Employee compensation	5,765	4,118
Professional fees and other	2,467	1,697
Interest	197	212
Property and equipment costs	4,176	23
Severance	56	—
	$30,541	$11,746

8. Collaborations

Roche

In March 2016, the Company entered into a collaboration and license agreement (as amended, Roche agreement) with Roche for the discovery, development and commercialization of up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. The parties are currently conducting activities for up to five programs under the collaboration, including up to two collaboration programs leveraging the Company’s novel target discovery engine and proprietary compound library to select potential targets.

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

The Company determined that there were five deliverables under the Roche collaboration: (i) a non-transferable, sub-licensable and non-exclusive license to use the Company’s intellectual property and collaboration compounds to conduct research activities;(ii) conducting research and development activities through Phase 1 clinical trials under the research plan; (iii) providing pre-clinical and clinical supply of collaboration compounds; (iv) participation on a joint research committee (JRC) and joint development committee (JDC); and (v) regulatory responsibilities under Phase 1 clinical trials.

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

During the years ended December 31, 2017 and 2016, the Company recognized revenue under the Roche collaboration of $5.2 million and $4.5 million, respectively, which represents a portion of the $45.0 million upfront payment.

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

Under the terms of the Alexion agreement, the Company and Alexion agreed to collaborate to research, develop and commercialize one or more drug candidates targeting the ALK2 kinase for the treatment of FOP, which is a rare genetic disease caused by mutations in the ALK2 gene, ACVR1. Effective upon the termination, the Company’s exclusivity obligations under the Alexion collaboration terminated, including without limitation, the Company’s exclusivity obligations with respect to (i) the treatment of FOP, heterotopic ossification or diffuse intrinsic pontine glioma, (ii) ALK2, including both wild-type and mutated forms, and (iii) certain molecules related to the foregoing. In addition, the research term and all licenses granted to Alexion terminated, and certain licenses granted by Alexion to the Company survived and became perpetual, irrevocable and non-terminable.

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

Prior to termination, the Company had received an aggregate amount of $18.8 million in upfront and milestone payments. The Company received a $15.0 million non‑refundable upfront payment in March 2015 upon execution of the Alexion agreement and was eligible to receive over $250.0 million in payments upon the successful achievement of pre‑specified pre-clinical, clinical, regulatory and commercial milestones. Prior to termination, the Company had received an aggregate amount of $3.8 million in pre-clinical milestone payments. As a result of the termination of the Alexion agreement, the Company will not be entitled to receive payment from Alexion for any additional milestones. Prior to termination, Alexion was required to pay the Company tiered royalties, ranging from mid‑single to low‑double digit percentages, on a country‑by‑country and licensed-product‑by‑licensed product basis, on worldwide net product sales of licensed products. There were no refund provisions in the Alexion agreement.

The Company determined that there were three deliverables under the former Alexion collaboration: (i) an exclusive license to research, develop, manufacture and commercialize the licensed products and the compounds in the field in the territory, (ii) conducting research and development activities under the research plan and (iii) participation on a joint steering committee (JSC) and joint project team (JPT).

The Company determined that the license did not have value to Alexion on a stand-alone basis due to the specialized nature of the research services to be provided by the Company that are not available in the marketplace. Therefore, the deliverables were not separable and, accordingly, the license, undelivered research and development activities and JSC and JPT participation were a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition model on the final deliverable. Under the Alexion agreement, the last deliverable to be completed is its research and development activities and participation on the JSC and JPT, which were expected to be delivered over the same performance period. The Company recognized the remaining deferred revenue balance related to the upfront payment and non-substantive milestone payment previously received under the former collaboration with Alexion, utilizing the proportional performance model over the remaining period of performance, which ended October 24, 2017.

The Company evaluated whether the milestones that it was eligible to receive in connection with the Alexion agreement were substantive or non-substantive milestones. The Company concluded that the first pre-clinical milestone payment under the former Alexion collaboration was non-substantive due to the certainty at the date the arrangement was entered into that the event will be achieved. In the second quarter of 2015, the Company achieved the first pre-clinical milestone under the former Alexion collaboration and received a $1.8 million payment from Alexion. The Company recognized revenues from the related milestone payment over the remaining period of performance.

The remaining non-refundable pre-clinical milestones that the Company was eligible to achieve as a result of the Company’s efforts prior to the termination were considered substantive and would have been recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria were met. The Company has recognized and received an aggregate of $2.0 million in substantive milestones through December 31, 2017. Milestones that were expected to be achieved after the period of substantial involvement were not considered substantive because the Company did not contribute effort to the achievement of such milestones.

During the year ended December 31, 2017, the Company recognized revenue under the former Alexion collaboration of $16.2 million, which represents $9.5 million of reimbursable research and development costs, as well as a portion of the $15.0 million upfront payment and the $1.8 million non-substantive milestone payment previously received. During the year ended December 31, 2016, the Company recognized revenue under the Alexion agreement of $23.3 million, which represents $14.6 million of reimbursable research and development costs, $1.8 million in milestone payments that were recognized upon achievement, as well as a portion of the $15.0 million upfront payment and the $1.8 million non-substantive milestone payment previously received.

During the year ended December 31, 2017, the Company received $12.7 million related to reimbursable research and development costs under the former Alexion collaboration.

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

The 2013 Term Loan and 2014 Term Loan are collateralized by a blanket lien on all corporate assets, excluding intellectual property, and by a negative pledge of the Company’s intellectual property. The term loan contains covenants, including restrictions on dividends and default provisions. The 2013 Term Loan and 2014 Term Loan contain customary default provisions that include material adverse events, as defined therein. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current liabilities based on scheduled principal payments.

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

Scheduled monthly principal payments on the term loan, as of December 31, 2017, are as follows (in thousands):

2018	1,528
Total	$1,528

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

   The Company recorded a debt discount upon issuance of the warrants, which is being accreted as interest expense over the remaining term of the loan. The Company recorded interest expense related to the Series A Warrant and the Series B Warrant of less than $0.1 million in each of the years ended December 31, 2017, 2016 and 2015.

11. Stock Awards

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash‑based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2017 and 2018, the number of shares reserved for issuance under the 2015 Plan was increased by 1,325,019 and 1,743,101 shares, respectively. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. At December 31, 2017, there were 1,769,028 shares available for future grant under the 2015 Plan.

Awards

Options and restricted stock awards granted by the Company generally vest ratably over four years, with a one‑year cliff for new employee awards, and are exercisable from the date of grant for a period of ten years.

A summary of the Company’s unvested restricted stock and related information follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2016	2,125	$1.25
Vested	(2,125)	1.25
Repurchased	—	—
Unvested at December 31, 2017	—	—

The total fair value of restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was $0.1 million, $2.7 million and $4.9 million, respectively.

A summary of the Company’s stock option activity and related information follows:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(1)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2016	2,622,741	$11.67	8.30	$44,025
Granted	1,212,972	42.62
Exercised	(426,085)	11.47
Canceled	(105,462)	30.50
Outstanding at December 31, 2017	3,304,166	$22.45	8.04	$174,985
Exercisable at December 31, 2017	1,432,958	$11.63	7.34	$91,389

(1)	Intrinsic value represents the amount by which the fair market value as of December 31, 2017 of the underlying common stock exceeds the exercise price of the option.

The fair value of stock options is estimated on the grant date using the Black‑Scholes option‑pricing model based on the following weighted average assumptions:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Risk-free interest rate	2.07%	1.55%	1.66%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.0	6.0	6.0
Expected stock price volatility	74.58%	75.94%	85.43%

The weighted‑average grant date fair value of options granted in the years ended December 31, 2017, 2016 and 2015 was $28.04, $13.06 and $8.55, respectively. The total intrinsic value of options exercised in the years ended December 31, 2017, 2016 and 2015 was $17.8 million, $3.1 million and $6.8 million, respectively.

Total stock‑based compensation expense recognized for all stock‑based compensation awards in the statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Research and development	$6,296	$2,674	$2,148
General and administrative	6,227	3,466	3,032
Total stock-based compensation expense	$12,523	$6,140	$5,180

At December 31, 2017, there was $35.2 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted‑average period of 2.41 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefit will be recorded when realized.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar years by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2017 and 2018, the number of shares reserved for issuance under the 2015 ESPP was increased by 331,254 and 435,775 shares, respectively. The Company issued 16,703 and 23,325 shares under the ESPP during the years ended December 31, 2017 and 2016, respectively.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti‑dilutive effect:

	Year Ended
	December 31,
	2017	2016	2015
Stock options	3,304,166	2,622,741	1,802,802
Unvested restricted stock	—	2,125	130,495
Total	3,304,166	2,624,866	1,933,297

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 37,792,929, 27,491,669 and 18,235,614 for the years ended December 31, 2017, 2016 and 2015, respectively.

13. Convertible Preferred Stock

Upon the closing of the IPO in May 2015, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock automatically converted into 15,467,479 shares of common stock. In addition, upon closing of the IPO, the Company’s board of directors was authorized, without action by the stockholders, to designate and issue up to an aggregate of 5,000,000 shares of preferred stock in one or more series. The board of directors can designate the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

As of December 31, 2017, no shares of preferred stock were issued or outstanding.

14. Income Taxes

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
	2017	2016	2015
Federal income tax (benefit) at statutory rate	34.00%	34.00%	34.00%
Permanent differences	0.49	(2.74)	(3.30)
Federal research and development credits	0.97	1.02	1.09
Federal orphan drug credits	6.40	6.63	0.55
State income tax, net of federal benefit	5.40	4.81	4.72
Other	0.83	(0.78)	0.56
Deferred rate change	(27.58)	—	—
Change in valuation allowance	(20.54)	(42.94)	(37.62)
Effective income tax rate	(0.03)%	—%	—%

The Company had net losses in all periods presented and therefore has not recognized any federal or state income tax expense.

The Company’s deferred tax assets and liabilities consist of the following:

	Year Ended
	December 31,
	2017	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$78,829	$69,443	$48,291
Research and development credit carryforwards	5,950	3,833	2,829
Orphan drug credit carryforwards	14,574	5,095	289
Accrued expenses and other	4,660	2,914	1,374
Deferred revenue	9,664	2,627	—
Deferred lease incentive	4,462	1,324	1,551
Deferred rent	1,142	366	331
Total gross deferred tax asset	119,281	85,602	54,665
Deferred tax liability	(4,801)	(1,535)	(1,702)
Debt discount	(2)	(14)	(39)
Valuation allowance	(114,478)	(84,053)	(52,924)
Net deferred tax asset	$—	$—	$—

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $114.5 million, $84.1 million and $52.9 million has been established at December 31, 2017, 2016 and 2015, respectively. The change in the valuation allowance was $30.4 million, $31.1 million and $19.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company has incurred net operating losses (NOL) since inception. At December 31, 2017, the Company had federal and state NOL carryforwards of $288.6 million and $288.5 million, respectively, which expire beginning in 2030. As of

December 31, 2017, the Company had federal and state research and development tax credit carryforwards of $4.2 million and $2.1 million, respectively, which expire beginning in 2025. As of December 31, 2017, the Company had federal orphan drug credits of $14.6 million, which expire beginning in 2035 and state investment tax credits of $0.1 million, which expire beginning in 2018.

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

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations and comprehensive loss. As of December 31, 2017 and 2016, the Company has no accrued interest related to uncertain tax positions. In many cases, the Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

For all years through December 31, 2017, the Company generated research credits but has not completed a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment were required.

On December 22, 2017, H.R.1, known as the Tax Cuts and Jobs Act, was enacted. This new law did not have a significant impact on the Company’s consolidated financial statements for the year ended December 31, 2017 because it maintains a valuation allowance on the majority of its net operating losses and other deferred tax assets. However, the reduction of the U.S. federal corporate tax rate from 35% to 21% resulted in increases to the amounts reflected in “Deferred rate change” in the Company’s tax reconciliation table above for the year ended December 31, 2017 compared to the years ended December 31, 2016 and 2015. The change in the U.S. federal corporate tax rate, which is effective January 1, 2018, is also reflected in the Company’s deferred tax table above.

On December 22, 2017, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of H.R.1. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of H.R.1. The Company will complete the accounting treatment for H.R.1 by December 22, 2018, which is one year from enactment date of H.R.1.

15. Commitments

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The lease ends on October 31, 2022. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the seven year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The Company is recording rent expense on a straight-line basis through the end of the lease term. The Company has recorded deferred rent on the consolidated balance sheet at December 31, 2017, accordingly. The lease provides the Company with an allowance for leasehold improvements of $4.3 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is included in lease incentive obligations on the balance sheet. The lease agreement required the Company to pay a security deposit of $1.3 million, which is recorded in restricted cash on the Company’s balance sheet.

On April 28, 2017, the Company entered into a lease agreement for approximately 99,833 rentable square feet of office and laboratory space located at 45 Sidney Street in Cambridge, Massachusetts. The initial term of the lease agreement commenced on October 1, 2017 and will expire on November 30, 2029. The lease agreement also provides the Company with an option to extend the lease agreement for two consecutive five-year periods at the then fair market annual rent, as defined in the lease agreement, as well as a right of first offer with respect to leasing additional space adjacent to the existing leased premises. During the initial term of the lease agreement, the Company has agreed to pay an initial annual base rent of approximately $7.7 million, which rises periodically until it reaches approximately $10.6 million in the last year of the initial term. The Company is recording rent expense on a straight-line basis through the end of the lease term. The Company has recorded deferred rent on the consolidated balance sheet at December 31, 2017 accordingly. The landlord has also agreed to provide the Company with a tenant improvement allowance of approximately $14.2 million for improvements to be made to the premises. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The lease agreements required the Company to pay a security deposit of $3.5 million, which is recorded in restricted cash on the Company’s balance sheet.

The future minimum lease payments at December 31, 2017, are as follows (in thousands):

2018	10,174
2019	10,479
2020	10,794
2021	11,118
2022	10,977
Thereafter	67,541
Total minimum lease payments	$121,083

The Company records rent expense under its lease agreements on a straight line basis. For the years ended December 31, 2017, 2016, and 2015, rent expense was $6.3 million, $1.8 million, and $1.8 million, respectively.

16. Defined Contribution Benefit Plan

The Company maintains a 401(k) plan for employees (the 401(k) Plan). The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Service Code of 1986, as amended, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits the Company to make contributions up to the limits allowed by law on behalf of all eligible employees. Effective September 1, 2015, the Company instituted an employer match of 50% of eligible contributions up to 6% of employee contributions. For the years ended December 31, 2017, 2016 and 2015, the Company contributed $0.5 million, $0.4 million and $0.1 million, respectively, to the 401(k) Plan.

17. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information for 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data)
Total revenue	$5,840	$5,890	$8,068	$1,628
Total operating expenses	34,170	40,104	46,678	51,721
Total other income (expense), net	353	802	907	1,066
Net loss	$(27,977)	$(33,412)	$(37,703)	$(49,027)
Net loss per share applicable to common stockholders — basic and diluted	$(0.84)	$(0.86)	$(0.96)	$(1.23)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
Total revenue	6,856	$7,065	$6,160	$7,691
Total operating expenses	$22,281	25,961	23,043	29,064
Total other expense, net	(79)	2	49	110
Net loss	$(15,504)	$(18,894)	$(16,834)	$(21,263)
Net loss per share applicable to common stockholders — basic and diluted	$(0.57)	$(0.70)	$(0.62)	$(0.75)

18. Subsequent Events

In the first quarter of 2018, the Company subleased its former corporate headquarters at 38 Sidney Street, Cambridge, Massachusetts through October 31, 2020. Subject to the terms of the sublease agreement and the master lease agreement, including a right of recapture by the Company, the sublessee has the option to extend the sublease through October 31, 2022. The sublease includes a total commitment of $8.2 million over the 32 month term of the sublease agreement.