Form 10-Q
period 2018-03-31
Blueprint Medicines Corp
filed 2018-05-02
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-37359

_____________________________

BLUEPRINT MEDICINES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

_____________________________

Delaware	26-3632015
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

45 Sidney Street Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)

(617) 374-7580

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

_____________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑     No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	☐ ☐
Large accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No  ☑

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on April 30, 2018: 43,837,337

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our ongoing Phase 1 clinical trials and any planned clinical trials for avapritinib, BLU-554, BLU-667 and BLU-782, and our research and development programs;

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$134,886	$400,304
Investments, available-for-sale	472,439	273,052
Prepaid expenses and other current assets	8,373	12,149
Total current assets	615,698	685,505
Investments, available-for-sale	13,798	—
Property and equipment, net	29,074	24,363
Restricted cash	4,557	4,555
Other assets	1,341	1,314
Total assets	$664,468	$715,737
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	3,288	3,744
Accrued expenses	29,087	30,541
Current portion of deferred revenue	4,803	5,373
Current portion of lease incentive obligation	1,714	1,714
Current portion of term loan payable	1,106	1,518
Total current liabilities	39,998	42,890
Deferred rent, net of current portion	4,389	4,129
Deferred revenue, net of current portion	34,931	30,000
Lease incentive obligation, net of current portion	14,189	14,617
Other long term liabilities	88	131
Commitments (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 43,821,247 and 43,577,526 shares issued at March 31, 2018 and December 31, 2017, respectively; 43,821,247 and 43,577,526 shares outstanding at March 31, 2018 and December 31, 2017, respectively	44	43
Additional paid-in capital	988,872	979,785
Accumulated other comprehensive loss	(591)	(269)
Accumulated deficit	(417,452)	(355,589)
Total stockholders’ equity	570,873	623,970
Total liabilities and stockholders’ equity	$664,468	$715,737

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Collaboration revenue	$954	$5,840
Operating expenses:
Research and development	49,954	28,487
General and administrative	9,911	5,683
Total operating expenses	59,865	34,170
Other income (expense):
Other income, net	2,394	425
Interest expense	(32)	(72)
Total other income (expense)	2,362	353
Net loss	$(56,549)	$(27,977)
Other comprehensive loss:
Unrealized loss on investments	(323)	(114)
Comprehensive loss	$(56,872)	$(28,091)
Net loss per share applicable to common stockholders — basic and diluted	$(1.29)	$(0.84)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted	43,700	33,190

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017 (as adjusted)
Operating activities
Net loss	$(56,549)	$(27,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	780	398
Noncash interest expense	4	11
Stock-based compensation	5,549	2,240
Accretion of premiums and discounts on investments	(692)	86
Changes in assets and liabilities:
Unbilled accounts receivable	—	751
Prepaid expenses and other current assets	3,473	(1,972)
Other assets	(27)	14
Accounts payable	(482)	71
Accrued expenses	(525)	(1,552)
Deferred revenue	(954)	(3,015)
Deferred rent	(140)	(135)
Net cash used in operating activities	(49,563)	(31,080)
Investing activities
Purchases of property and equipment	(6,312)	(210)
Purchases of investments	(338,816)	(18,003)
Maturities of investments	126,000	54,000
Net cash (used in) provided by investing activities	(219,128)	35,787
Financing activities
Principal payments on loan payable	(417)	(833)
Payment of offering costs	(164)	(489)
Proceeds from issuance of common stock, net of repurchases	3,643	902
Net cash provided by (used in) financing activities	3,062	(420)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(265,629)	4,287
Cash, cash equivalents, and restricted cash at beginning of period	405,072	53,336
Cash, cash equivalents, and restricted cash at end of period	$139,443	$57,623
Supplemental cash flow information
Public offering costs incurred but unpaid at period end	$166	$516
Property and equipment purchases unpaid at period end	$3,126	$80
Cash paid for interest	$18	$50

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	March 31,	March 31,
	2018	2017
Cash and cash equivalents	$134,886	$56,356
Restricted cash	4,557	1,267
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	139,443	57,623

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

The Company is devoting substantially all of its efforts to research and development, conducting pre-clinical and clinical development, commencing pre-commercial activities and raising capital. The Company is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals; establishing safety and efficacy in clinical trials for its drug candidates; the need to develop commercially viable drug candidates; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its drug candidates. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, eliminate or out‑license certain of its research and development programs or future commercialization efforts.

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

As of March 31, 2018, the Company had cash, cash equivalents and investments of $621.1 million. Based on the Company’s current plans, the Company believes its existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under its existing collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche), will be sufficient to enable it to fund its operating expenses and capital expenditure requirements into the middle of 2020.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) as found in the Accounting Standards Codification (ASC), Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB) and the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2017 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 21, 2018.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, except as noted below with respect to the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), and include the accounts of the Company and its wholly-owned subsidiary, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell, and hold securities. All intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2018 and the results of its operations and cash flows for the three months ended March 31, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

Due to the underwritten public offerings completed on April 4, 2017, and December 15, 2017, there was a significant increase in shares outstanding in the year ended December 31, 2017, which impacts the period-over-period comparability of the Company’s net loss per share calculations.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 605, Revenue Recognition (ASC 605). The Company only applied the modified retrospective transition method to contracts that were not completed as of January 1, 2018, the effective date of adoption for ASC 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company enters into licensing agreements that are within the scope of ASC 606, under which it may exclusively license rights to research, develop, manufacture and commercialize its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Exclusive Licenses. If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

Research and Development Services. The promises under the Company’s collaboration agreements may include research and development services to be performed by the Company on behalf of the partner. Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts. Reimbursements from and payments to the partner that are the result of a collaborative relationship with the partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense.

Customer Options. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options that are not determined to be material rights are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised.

Milestone Payments. At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties. For arrangements that include sales-based royalties, including milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

For a complete discussion of accounting for collaboration revenues, see Note 6, “Collaborations.”

There have been no other significant changes to the Company’s critical accounting policies discussed in its Annual Report on Form 10-K for the year ended December 31, 2017 related to accrued research and development expenses, available-for-sale investments and stock-based compensation.

Recent Accounting Pronouncements

Recently Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. ASU No. 2014-09 superseded the revenue recognition requirements in ASC 605 and created ASC 606 described above. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method.

As a result of adopting ASC 606, the Company has recorded a cumulative-effect increase to opening accumulated deficit of $5.3 million as of January 1, 2018 and a corresponding increase to deferred revenue. Total revenue recorded in the three months ended March 31, 2018 under ASC 606 was $0.9 million, as compared to $1.3 million that would have been recorded under ASC 605. Total deferred revenue as of March 31, 2018 was $39.7 million under ASC 606, as compared to $34.0 million that would have been recorded under ASC 605.

The most significant change to the Company’s accounting for revenue as a result of the adoption of ASC 606 relates to its revenue recognition pattern under step (v) above for the Company’s collaboration and license agreement with Roche (as amended, Roche Agreement). Under ASC 605, the Company was recognizing the revenue allocated to each unit of accounting on straight‑line basis over the period the Company expected to complete its obligations. Under ASC 606, the Company is recognizing the revenue allocated to each performance obligation measuring progress using an input method over the period the Company expects to complete each performance obligation. ASC 606 also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For further discussion of the adoption of this standard, see Note 6, “Collaborations.”

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASU No. 2016-18). The amendments in ASU No. 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU No. 2016-18 was effective for the Company on January 1, 2018. The Company adopted ASU No. 2016-18 using a full retrospective approach and it did not have a significant impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (ASU No. 2016-15), which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 was effective for the Company on January 1, 2018, and it did not have a material impact on the Company’s consolidated financial statements.

In 2016, the FASB issued ASU No. 2016-01 Financial Instruments (ASU No. 2016-01) related to the recording of financial assets and financial liabilities. Under the amended guidance, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income (loss). However, an entity has the option to either measure equity investments without readily determinable fair values either (i) at fair value or (ii) at cost adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative will be recognized in net income (loss). The amended guidance became effective January 1, 2018. As the Company does not currently hold equity securities, there was no impact on the financial statements at the adoption date. The Company may hold equity securities in the future, at which time the Company will apply the provisions of ASU No. 2016-01 and record changes in the fair value of the equity securities in net income (loss).

Not Yet Adopted

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

Cash equivalents and investments, available-for-sale, consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	Average	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$134,886	$—	$—	$134,886
Investments, available-for-sale:
U.S. treasury obligations	298 Days	486,829	—	(592)	486,237
Total		$621,715	$—	$(592)	$621,123

	Average	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$400,304	$—	$—	$400,304
Investments, available-for-sale:
U.S. treasury obligations	348 Days	273,321	—	(269)	273,052
Total		$673,625	$—	$(269)	$673,356

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three months ended March 31, 2018 and 2017, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

At March 31, 2018, the Company held 58 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2018 was $456.3 million. As of March 31, 2018, there were $29.9 million securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of March 31, 2018.

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

Financial instruments measured at fair value as of March 31, 2018 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$134,886	$134,886	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	486,237	486,237	—	—
Total	$621,123	$621,123	$—	$—

Financial instruments measured at fair value as of December 31, 2017 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$400,304	$400,304	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	273,052	273,052	—	—
Total	$673,356	$673,356	$—	$—

The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because the Company’s interest rate yield approximates current market rates. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

5. Restricted Cash

At March 31, 2018 and December 31, 2017, $4.6 million and $4.8 million, respectively, of the Company’s cash is restricted by a bank. As of March 31, 2018 and December 31, 2017, $4.6 million of the restricted cash was included in long-term assets on the Company’s balance sheet related to security deposits for the lease agreements for the Company’s current and former corporate headquarters.

6. Collaborations

Roche

In March 2016, the Company and Roche entered into the Roche agreement, which provides for the discovery, development and commercialization of up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. The parties are currently conducting activities for up to five programs under the collaboration, including up to two collaboration programs leveraging the Company’s novel target discovery engine and proprietary compound library to select potential targets.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Roche, is a customer prior to the exercise, if any, of an option by Roche. The Company identified the following material promises under the arrangement: (1) a non-transferable, sub-licensable and non-exclusive license to use the Company’s intellectual property and collaboration compounds to conduct research activities; (2) research and development activities through Phase 1 clinical trials under the research plan; (3) five option rights for licenses to develop, manufacture, and commercialize the collaboration targets; (4) participation on a joint research committee (JRC) and joint development committee (JDC); and (5) regulatory responsibilities under Phase 1 clinical trials. The Company determined that the license and research and development activities were not distinct from another, as the license has limited value without the performance of the research and development activities. Participation on the JRC and JDC to oversee the research and development activities was determined to be quantitatively and qualitatively immaterial and therefore is excluded from performance obligations. The regulatory responsibilities related to filings and obtaining approvals related to the products that may result from each program do not represent separate performance obligations based on their dependence on the research and development efforts. As such, the Company determined that these promises should be combined into a single performance obligation.

The Company evaluated the option rights for licenses to develop, manufacture, and commercialize the collaboration targets to determine whether it provides Roche with any material rights. The Company concluded that the options were not issued at a significant and incremental discount, and therefore do not provide material rights. As such, they are excluded as performance obligations at the outset of the arrangement.

Based on these assessments, the Company identified one performance obligation at the outset of the Roche Agreement, which consists of: (1) the non-exclusive license; (2) the research and development activities through Phase 1; and (3) regulatory responsibilities under Phase 1 clinical trials.

Under the Roche Agreement, in order to evaluate the appropriate transaction price, the Company determined that the upfront amount of $45.0 million constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the single performance obligation. The option exercise payments that may be received are excluded from the transaction price until each customer option is exercised as it was determined that the options are not material rights. The potential milestone payments that the Company is eligible to receive prior to the exercise of the options were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over a period of approximately eight years. The revenue recognized during the first quarter of 2018 represents revenue that was previously deferred. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.

Through March 31, 2018, the Company had recognized revenue of $5.3 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Roche Agreement. Deferred revenue related to the Roche Agreement amounted to $39.7 million as of March 31, 2018, of which $4.8 million is included in current liabilities.

Alexion

In March 2015, the Company entered into a research, development and commercialization agreement (Alexion agreement) with Alexion to research, develop and commercialize one or more drug candidates targeting the ALK2 kinase for the treatment of fibrodysplasia ossificans progressiva (FOP). On July 26, 2017, the Company received written notice from Alexion of its election to terminate the Alexion agreement for convenience, and the termination became effective on October 24, 2017. Since the Alexion agreement terminated prior to January 1, 2018, the Company recognized revenue from the Alexion collaboration in accordance with ASC 605.

Pursuant to the Alexion agreement, the Company was responsible for research and pre-clinical development activities related to any drug candidates, and Alexion was responsible for all clinical development, manufacturing and commercialization activities related to any drug candidates. In addition, Alexion was responsible for funding 100% of the Company’s research and development costs incurred under the research plan, including pass through costs and a negotiated yearly rate per full time equivalent for its employees’ time and their associated overhead expenses. As a result of the termination of the Alexion agreement, the Company will not be entitled to receive payment from Alexion for any research and development expenses incurred after the effective date of termination.

Prior to termination, the Company had received an aggregate amount of $18.8 million in upfront and milestone payments. The Company received a $15.0 million non-refundable upfront payment in March 2015 upon execution of the Alexion agreement and an aggregate amount of $3.8 million in pre-clinical milestone payments prior to the termination of the Alexion agreement. As a result of the termination, the Company was not entitled to receive payment from Alexion for any additional milestones.

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

The remaining non-refundable pre-clinical milestones that the Company was eligible to achieve as a result of the Company’s efforts prior to the termination were considered substantive. The Company has recognized and received an aggregate of $2.0 million in substantive milestones through December 31, 2017.

As a result of the termination, the Company did not recognize revenue under the Alexion agreement during the three months ended March 31, 2018. During the three months ended March 31, 2017 the Company recognized revenue under the Alexion agreement of $4.4 million, which represents $2.8 million of reimbursable research and development costs, as well as a portion of the $15.0 million upfront payment and the $1.8 million non-substantive milestone payment previously received under the collaboration.

7. Term Loan

In May 2013, the Company entered into a loan and security agreement with Silicon Valley Bank, which provided for up to $5.0 million in funding, to be made available in three tranches. Loan advances accrue interest at a fixed rate of 2% above the prime rate. In November 2014, the Company amended the loan to allow the Company to borrow an additional $5.0 million. The Company accounted for the amendment as a modification to the existing 2013 loan. The Company immediately drew the additional $5.0 million and was required to make interest‑only payments until December 1, 2015, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through November 1, 2018. The Company is required to pay a fee of 4% of the total loan advances at the end of the term of the loan. The fee is being accreted to interest expense over the term of the loan. In the event of prepayment, the Company is obligated to pay 1% to 2% of the amount of the outstanding principal depending upon the timing of the prepayment.

The term loan is collateralized by a blanket lien on all corporate assets, excluding intellectual property, and by a negative pledge of the Company’s intellectual property. The term loan contains customary default provisions that include material adverse events, as defined therein. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long‑term liabilities based on scheduled principal payments.

The Company assessed all terms and features of the term loan in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the term loan, including put and call features. The Company determined that all features of each of the term loan are clearly and closely associated with a debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial to the Company’s financial statements. The Company will continue to reassess the features on a quarterly basis to determine if they require separate accounting.

Future minimum payments, which include principal and interest due under the term loan, are $1.1 million, in the aggregate, for the remainder of 2018.

8. Stock Awards

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2018, the number of shares reserved for issuance under the 2015 Plan was increased by 1,743,101 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. At March 31, 2018, there were 2,452,704 shares available for future grant under the 2015 Plan.

Awards

Options and restricted stock awards granted by the Company generally vest ratably over four years, with a one‑year cliff for new employee awards, and are exercisable from the date of grant for a period of ten years.

The Company did not have any unvested restricted stock as of March 31, 2018 and December 31, 2017. There were no restricted stock awards that vested during the three months ended March 31, 2018.  The total fair value of restricted stock that vested during the three months ended March 31, 2017 was $0.1 million.

A summary of the Company’s stock option activity and related information follows:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(1)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2017	3,304,166	$22.45	8.04	$174,985
Granted	1,083,950	81.36
Exercised	(243,721)	14.57
Canceled	(24,525)	39.32
Outstanding at March 31, 2018	4,119,870	$38.32	8.39	$219,934
Exercisable at March 31, 2018	1,438,649	$13.22	7.20	$112,909

(1)	Intrinsic value represents the amount by which the fair market value as of March 31, 2018 of the underlying common stock exceeds the exercise price of the option.

The fair value of stock options is estimated on the grant date using the Black‑Scholes option‑pricing model based on the following weighted average assumptions:

	Three Months Ended

	March 31, 2018	March 31, 2017
Risk-free interest rate	2.69%	2.11%
Expected dividend yield	—%	—%
Expected term (years)	6.0	6.0
Expected stock price volatility	70.18%	75.43%

The weighted‑average grant date fair value of options granted in the three months ended March 31, 2018 and 2017 was $52.20 and $23.98, respectively. The total intrinsic value of options exercised in the three months ended March 31, 2018 and 2017 was $17.5 million and $3.5 million, respectively.

Total stock‑based compensation expense recognized for all stock‑based compensation awards in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$3,011	$1,124
General and administrative	2,538	1,116
Total stock-based compensation expense	$5,549	$2,240

At March 31, 2018, the Company had $85.6 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted‑average period of 2.89 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefit will be recorded when realized.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2018, the number of shares reserved for issuance under the 2015 ESPP was increased by 435,775 shares. The Company issued no shares under the ESPP during the three months ended March 31, 2018 and 2017, respectively.

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

	Three Months Ended
	March 31,
	2018	2017
Stock options	4,119,870	3,237,043
Unvested restricted stock	—	254
Total	4,119,870	3,237,297

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 43,700,226 and 33,189,759 for the three months ended March 31, 2018 and 2017, respectively.

10. Commitments

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The lease ends on October 31, 2022. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the seven-year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The Company is recording rent expense on a straight-line basis through the end of the lease term. The Company has recorded deferred rent on the consolidated balance sheet at December 31, 2017, accordingly. The lease provides the Company with an allowance for leasehold improvements of $4.3 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is included in lease incentive obligations on the balance sheet. The lease agreement required the Company to pay a security deposit of $1.3 million, which is recorded in restricted cash on the Company’s balance sheet.

In the first quarter of 2018, the Company subleased its former corporate headquarters at 38 Sidney Street, Cambridge, Massachusetts through October 31, 2020. Subject to the terms of the sublease agreement and the master lease agreement, including a right of recapture by the Company, the sublessee has the option to extend the sublease through October 31, 2022. The sublease includes a total commitment by the sublessee of $8.2 million over the 32 month term of the sublease agreement. During the 32 month term, the Company will be responsible for total rental payments of $6.9 million and an additional $0.7 million in total payments related to the Company’s profit on the sublease income which are payable by the Company to the landlord.

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

For the three months ended March 31, 2018 and 2017, rent expense was $2.2 million and $0.5 million, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission, or the SEC, on February 21, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

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

Our most advanced drug candidates are avapritinib, BLU-554 and BLU-667. Our lead drug candidate, avapritinib, is an orally available, potent and highly selective inhibitor that targets KIT and PDGFRα mutations. These mutations abnormally activate receptor tyrosine kinases that are drivers of cancer and proliferative disorders, including gastrointestinal stromal tumors, or GIST, and systemic mastocytosis, or SM. GIST is a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract, or GI tract, and SM is a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure. We are currently evaluating avapritinib in an ongoing Phase 1 clinical trial for defined subsets of patients with GIST, which we refer to as our NAVIGATOR trial, and an ongoing Phase 1 clinical trial for advanced SM, which we refer to as our EXPLORER trial. We plan to initiate a global, randomized Phase 3 clinical trial for avapritinib compared to regorafenib in third-line GIST in the second quarter of 2018, which we refer to as our VOYAGER trial. In addition, we anticipate initiating a registration‑enabling Phase 2 clinical trial of avapritinib in patients with advanced SM by the middle of 2018, which we refer to as our PATHFINDER trial, and a registration‑enabling Phase 2 clinical trial of avapritinib in patients with indolent SM and smoldering SM by the end of 2018, which we refer to as our PIONEER trial.

BLU-554 is an orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. We are currently evaluating BLU-554 in an ongoing Phase 1 clinical trial in patients with advanced HCC.

BLU-667 targets RET, a receptor tyrosine kinase that is abnormally activated by mutations or translocations, and RET resistance mutations that we predict will arise from treatment with first generation therapies. RET drives disease in subsets of patients with non-small cell lung cancer, or NSCLC, and cancers of the thyroid, including medullary thyroid carcinoma, or MTC, and papillary thyroid cancer, and our research suggests that RET may drive disease in subsets of patients with colon cancer, breast cancer and other cancers. We are currently evaluating BLU-667 in an ongoing Phase 1 clinical trial in patients with RET altered NSCLC, MTC and other advanced solid tumors, which we refer to as our ARROW trial.

In addition, in the fourth quarter of 2017, we nominated a development candidate, BLU-782, for our discovery program targeting the kinase ALK2 for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare genetic disease caused by mutations in the ALK2 gene, ACVR1. We initiated Investigational New Drug, or IND, application enabling studies for BLU-782 in the first quarter of 2018.

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. We recently nominated an additional wholly-owned discovery program and currently have three wholly-owned discovery programs for undisclosed kinase targets. We anticipate nominating at least one additional discovery program in 2018.

In addition to our wholly-owned clinical and pre-clinical programs, in March 2016, we entered into an agreement with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc. to discover, develop and commercialize up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. We will continue to evaluate additional collaborations that could maximize the value for our programs and allow us to leverage the expertise of strategic collaborators. We are also focused on engaging in collaborations to capitalize on our discovery platform outside of our primary strategic focus area of cancer.

We currently have worldwide development and commercialization rights to avapritinib, BLU-554, BLU-667 and BLU-782 and all of our discovery programs other than the pre-clinical programs under the Roche collaboration. In September 2015, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to avapritinib for the treatment of GIST and mastocytosis. In October 2016, the FDA granted fast track designation to avapritinib for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase, or TKI, inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. In addition, in June 2017, the FDA granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRα D842V mutation, and in July 2017, the European Commission granted orphan drug designation to avapritinib for the treatment of GIST. In April 2018, the FDA granted orphan drug designation to BLU-667 for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing drug substance and drug product material for use in pre-clinical studies and clinical trials, conducting pre-clinical studies and commencing clinical development and pre-commercial activities. We do not have any drugs approved for sale and have not generated any revenue from drug sales.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through March 31, 2018, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017 and December 2017 follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, a $45.0 million upfront payment under our existing collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net losses were $56.5 million for the three months ended March 31, 2018 and $148.1 million, $72.5 million and $52.8 million for the years ended December 31, 2017, 2016 and 2015. As of March 31, 2018, we had an accumulated deficit of $417.5 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

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

•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other drug candidates or technologies;
•	hire additional research, clinical, quality, manufacturing, commercial and general and administrative personnel; and
•	incur additional costs associated with operating as a public company.

Financial Operations Overview

Revenues

To date, we have not generated any revenue from drug sales and do not expect to generate any revenue from the sale of drugs in the near future. Our revenue consists of collaboration revenue under our former collaboration with Alexion, which was terminated in October 2017, and our existing collaboration with Roche, including amounts that are recognized related to upfront payments, milestone payments and amounts due to us for research and development services. In the future, revenue may include additional milestone payments and royalties on any net product sales under our collaboration with Roche. As a result of the termination of our Alexion collaboration, we will not be entitled to receive any future payments from Alexion for any research and development expenses or milestones. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development services and related reimbursements, payments for manufacturing services, and milestone and other payments.

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

A significant portion of our research and development expenses have been external expenses, which we track on a program‑by‑program basis following nomination as a development candidate. Our internal research and development expenses are primarily personnel‑related expenses, including stock-based compensation expense. Except for internal research and development expenses related to a collaboration agreement, we do not track our internal research and development expenses on a program‑by‑program basis as they are deployed across multiple projects under development.

The following table summarizes our external research and development expenses by program for the three months ended March 31, 2018 and 2017. Other development and pre‑development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Avapritinib external expenses	$17,783	$6,542
BLU-554 external expenses	4,794	4,900
BLU-667 external expenses	5,585	2,018
BLU-782 external expenses	1,899	—
Other development and pre-development candidate expenses and unallocated expenses	9,732	9,054
Internal research and development expenses	10,161	5,973
Total research and development expenses	$49,954	$28,487

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and drug product and drug substance manufacturing expenses for current and future clinical trials. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our collaboration with Roche and development activities for companion diagnostic tests, including our companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU‑554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock‑based compensation, for personnel in executive, finance, accounting, commercial, business development, information technology, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, pre-commercial development activities, legal fees relating to intellectual property and corporate matters and fees for accounting and consulting services.

We expect that our general and administrative expenses will increase in the future to support continued research and development activities, including as we continue our existing clinical trials and initiate additional clinical trials, as well as pre-commercial development activities and establishing a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval. These increases will likely include increased costs related to the hiring of additional personnel, legal, auditing and filing fees and general compliance and consulting expenses, among other expenses. We have incurred and will continue to incur additional costs associated with operating as a public company.

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

For a description of our critical accounting policies, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Operations Overview—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017. Other than as described below, there have been no significant changes to our critical accounting policies since December 31, 2017.

Revenue Recognition

 Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, which we refer to as ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 605, Revenue Recognition.  We only applied the modified retrospective transition method to contracts that were not completed as January 1, 2018, the effective date of adoption for ASC 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We enter into licensing agreements that are within the scope of ASC 606, under which we may exclusively license rights to research, develop, manufacture and commercialize our product candidates to third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must use significant judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. We use judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied.

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Exclusive Licenses. If the license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, we consider factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue we record in future periods.

Research and Development Services. The promises under our collaboration agreements may include research and development services to be performed by our employees on behalf of the partner. Payments or reimbursements resulting from our research and development efforts are recognized as the services are performed and presented on a gross basis because we are the principal for such efforts. Reimbursements from and payments to the partner that are the result of a collaborative relationship with the partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense.

Customer Options. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options that are not determined to be material rights are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. We evaluate the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. We allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised.

Milestone Payments. At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties. For arrangements that include sales-based royalties, including milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any royalty revenue resulting from any of our licensing arrangements.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,
	2018	2017	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$954	$5,840	$(4,886)	(84)%
Operating expenses:
Research and development	49,954	28,487	21,467	75
General and administrative	9,911	5,683	4,228	74
Total operating expenses	59,865	34,170	25,695	75
Other income (expense):
Other income (expense), net	2,394	425	1,969	463
Interest expense	(32)	(72)	40	56
Total other income (expense)	2,362	353	2,009	569
Net loss	$(56,549)	$(27,977)	$(28,572)	(102)%

Collaboration Revenue

Collaboration revenue decreased by $4.9 million from $5.8 million for the three months ended March 31, 2017 to $0.9 million for the three months ended March 31, 2018. Collaboration revenue for the three months ended March 31, 2017 was related to the Alexion and Roche agreements. We recorded collaboration revenue of $4.4 million under the Alexion agreement for the three months ended March 31, 2017. As a result of the termination of the Alexion agreement during 2017, we did not recognize any revenue under the Alexion agreement during the three months ended March 31, 2018. We recorded collaboration revenue of $0.9 million and $1.4 million under the Roche agreement for the three months ended March 31, 2018 and March 31, 2017, respectively. We adopted ASC 606 effective January 1, 2018 under the modified retrospective transition method, which impacts the year-over-year comparability of our collaboration revenue.

Research and Development Expense

Research and development expense increased by $21.5 million from $28.5 million for the three months ended March 31, 2017 to $50.0 million for the three months ended March 31, 2018. The increase in research and development expense was primarily related to the following:

•	approximately $8.8 million in increased expenses for external clinical activities as we advanced our lead drug candidates, avapritinib, BLU‑554 and BLU-667, further through clinical trials;
•

approximately $6.9 million in increased personnel expense, including an increase of $1.9 million in stock-based compensation expense, primarily due to a 34% increase in headcount driven by growth in the clinical and manufacturing organizations; and

•	approximately $3.3 million in increased expenses associated with clinical and commercial manufacturing activities.

General and Administrative Expense

General and administrative expense increased by $4.2 million from $5.7 million for the three months ended March 31, 2017 to $9.9 million for the three months ended March 31, 2018. The increase in general and administrative expense was primarily related to the following:

•

approximately $2.3 million in increased personnel expenses, including an increase in stock-based compensation expense of $1.4 million, due to an increase of 44% in general and administrative headcount to support our overall growth as a publicly traded company; and

•	approximately $1.1 million in increased professional fees, including pre-commercial planning activities.

Other Income, Net

Other income (expense), net, increased by $2.0 million from $0.4 million of income for the three months ended March 31, 2017 to $2.4 million of income for the three months ended March 31, 2018. The increase in other income (expense), net, was primarily related to an increase in investment income due to higher average investment balances and a higher rate of return on investments during the three months ended March 31, 2018.

Interest Expense

Interest expense decreased by less than $0.1 million from $0.1 million for the three months ended March 31, 2017 to less than $0.1 million for the three months ended March 31, 2018. The decrease was primarily related to a decrease in the average outstanding principle balance under the loan and security agreement with Silicon Valley Bank for the three months ended March 31, 2018. We expect that interest expense will continue to decrease in subsequent periods as the principal amount under the loan decreases.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing.

Through March 31, 2018, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 IPO and December 2016, April 2017 and December 2017 follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion, a $45.0 million upfront payment from Roche and $10.0 million in gross proceeds from the debt financing. As a result of the termination of the Alexion agreement, which was effective in October 2017, we will not be entitled to receive payment from Alexion for any additional milestones.

As of March 31, 2018, we had cash, cash equivalents and investments of $621.1 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Net cash used in operating activities	$(49,563)	$(31,080)
Net cash (used in) provided by investing activities	(219,128)	35,787
Net cash provided by (used in) financing activities	3,062	(420)
Net (decrease) increase in cash and cash equivalents	$(265,629)	$4,287

Net Cash Used in Operating Activities. Net cash used in operating activities was $49.6 million during the three months ended March 31, 2018 compared to net cash used in operating activities of $31.1 million during the three months ended March 31, 2017. The increase in net cash used in operating activities was primarily due to an increase in net loss of $28.6 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $219.1 million during the three months ended March 31, 2018 compared to net cash provided by investing activities of $35.8 million during the three months ended March 31, 2017. Net cash used in investing activities for the three months ended March 31, 2018 consisted primarily of purchases of investments, offset by maturities. We classify these investments as available-for-sale and record them at fair value in the accompanying consolidated balance sheets. Net cash used in investing activities during the three months ended March 31, 2018 also consisted of purchases of property and equipment, mainly related to the relocation of our headquarters. Net cash provided by investing activities for the three months ended March 31, 2017 consisted primarily of maturities of investments offset by purchases of investments.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $3.1 million during the three months ended March 31, 2018 compared to net cash used in financing activities of $0.4 million during the three months ended March 31, 2017. Net cash provided by financing activities for the three months ended March 31, 2018 was primarily due to $3.6 million in in proceeds from the issuance of common stock, partially offset by $0.4 million of principal payments on the term loan payable. Net cash used in financing activities for the three months ended March 31, 2017 was primarily due to principal payments on the term loan payable offset by net proceeds from the issuance of common stock.

Borrowings

In May 2013, we entered into the loan and security agreement with Silicon Valley Bank. Under the terms of the loan and security agreement, we borrowed $5.0 million. Loan advances under the loan and security agreement accrue interest at a fixed rate of 2.0% above the prime rate. In November 2014, we amended the loan and security agreement and borrowed an additional $5.0 million. Each loan advance included an interest-only payment period. Through March 31, 2018, we have made principal payments of $8.9 million on the $10.0 million of advances. We are required to pay a fee of 4% of the total loan advances at the end of the term of the loan. There are no financial covenants associated with the loan and security agreement. As of March 31, 2018, we had $1.1 million in outstanding principal under the loan and security agreement.

The term loan is collateralized by a blanket lien on all corporate assets, excluding intellectual property, and by a negative pledge of our intellectual property. The term loan contains covenants, including restrictions on dividends and default provisions. We have determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore have classified the outstanding principal in current and long-term liabilities based on scheduled principal payments.

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

As of March 31, 2018, we had cash, cash equivalents and investments of $621.1 million. Based on our current plans, we believe our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaboration with Roche, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the middle of 2020. Our future capital requirements will depend on many factors, including:

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

•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other drug candidates and technologies;
•	the costs of securing manufacturing arrangements for development activities and commercial production;
•	the costs of establishing operations outside the United States; and
•	the costs of establishing or contracting for sales, marketing and distribution capabilities if we obtain regulatory approvals to market our drug candidates.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. At this time, we do not have any committed external source of funds outside potential funds to be earned under our collaboration with Roche. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations

As of March 31, 2018, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, we had cash, cash equivalents and investments of $621.1 million, consisting primarily of money market funds and investments in U.S. treasury obligations and U.S government agency securities.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2018 and December 31, 2017, we had minimal liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2018 and 2017.

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

Our management, with the participation of our Chief Executive Officer and Vice President of Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon such evaluation, our Chief Executive Officer and Vice President of Finance have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, we implemented certain internal controls in connection with our adoption of ASC 606. There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently evaluating avapritinib in an ongoing Phase 1 clinical trial for defined subsets of patients with gastrointestinal stromal tumors, or GIST, which we refer to as our NAVIGATOR trial, avapritinib in an ongoing Phase 1 clinical trial for advanced systemic mastocytosis, or SM, which we refer to as our EXPLORER trial, BLU‑554 in an ongoing Phase 1 clinical trial in patients with advanced hepatocellular carcinoma, or HCC, and BLU-667 in an ongoing Phase 1 clinical trial in patients with non-small cell lung cancer, or NSCLC, medullary thyroid cancer, or MTC, and other advanced solid tumors, which we refer to as our ARROW trial.

In September 2015, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to BLU-554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to avapritinib for the treatment of GIST and mastocytosis. In October 2016, the FDA granted fast track designation to avapritinib for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. In addition, in June 2017, the FDA granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRα D842V mutation, and in July 2017, the European Medicines Agency granted orphan drug designation to avapritinib for the treatment of GIST. In April 2018, the FDA granted orphan drug designation to BLU-667 for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our drug candidates.

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

Since inception, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing drug substance and drug product material for use in pre-clinical studies and clinical trials, conducting pre-clinical studies and commencing clinical development and pre-commercial activities. To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through March 31, 2018, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017 and December 2017 follow‑on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, a $45.0 million upfront payment under our existing collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net losses were $56.5 million for the three months ended March 31, 2018 and $148.1 million, $72.5 million and $52.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of March 31, 2018, we had an accumulated deficit of $417.5 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced‑manufacturing expenses. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

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

As of March 31, 2018, we had cash, cash equivalents and investments of $621.1 million. Based on our current plans, we believe our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaboration with Roche, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the middle of 2020. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other drug candidates and technologies;

•	the costs of securing manufacturing arrangements for development activities and commercial production;
•	the costs of establishing operations outside the United States; and
•	the costs of establishing or contracting for sales, marketing and distribution capabilities if we obtain regulatory approvals to market our drug candidates.

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

Risks Related to Drug Development and Regulatory Approval

We are very early in our development efforts with only three drug candidates in clinical development: avapritinib, BLU‑554 and BLU‑667. All of our other drug candidates are currently in pre-clinical or earlier stages of development. If we are unable to advance our other drug candidates to clinical development, obtain regulatory approval for our most advanced drug candidates or other drug candidates and ultimately commercialize our most advanced drug candidates or other drug candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts with only three drug candidates in clinical development: avapritinib, BLU‑554 and BLU‑667. All of our other drug candidates are currently in pre-clinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our drug candidates avapritinib, BLU‑554 and BLU‑667. Our ability to generate drug revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. In addition, for some of our drug candidates, in order to select patients most likely to respond to treatment and rapidly confirm mechanistic and clinical proof-of-concept, we may seek to develop companion diagnostic tests, which are assays or tests to identify an appropriate patient population. For example, we have entered into agreements with third parties to develop and commercialize companion diagnostics for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU-554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions.  Companion diagnostic tests are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our most advanced drug candidates and other drug candidates will depend on several factors, including the following:

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

We are currently evaluating avapritinib in an ongoing Phase 1 clinical trial for defined subsets of patients with GIST, which we refer to as our NAVIGATOR trial, avapritinib in an ongoing Phase 1 clinical trial for advanced SM, which we refer to as our EXPLORER trial, BLU‑554 in an ongoing Phase 1 clinical trial in patients with advanced HCC and BLU-667 in an ongoing Phase 1 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as our ARROW trial. We plan to initiate a global, randomized Phase 3 clinical trial for avapritinib compared to regorafenib in third-line GIST in the second quarter of 2018, which we refer to as our VOYAGER trial. In addition, we anticipate initiating a registration‑enabling Phase 2 clinical trial of avapritinib in patients with advanced SM by the middle of 2018, which we refer to as our PATHFINDER trial, and a registration‑enabling Phase 2 clinical trial of avapritinib in patients with indolent SM and smoldering SM by the end of 2018, which we refer to as our PIONEER trial.

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

•

patients treated with our drug candidates may develop mutations that confer resistance to treatment, which may limit the market opportunity for our drug candidates or prevent us from completing our clinical trials, obtaining regulatory approval for or commercializing our drug candidates;

•

the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates. Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or the FDA may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

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

Because the target patient populations for our drug candidates are relatively small, it may be difficult to successfully identify patients, could delay enrollment for our trials. If the market opportunities for our drug candidates are smaller than we believe they are, our product revenues may be adversely affected, and our business may suffer.

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

Undesirable side effects caused by our drug candidates could cause us to interrupt, delay or halt pre-clinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, it is likely that there may be side effects associated with the use of our drug candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drug candidates for any or all targeted indications. The drug‑related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

While we have received orphan drug designation for our most advanced drug candidates, avapritinib, BLU‑554 and BLU-667, for specified indications, we may seek orphan drug designation for some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

In September 2015, the FDA granted orphan drug designation to BLU‑554 for the treatment of HCC, and in January 2016, the FDA granted orphan drug designation to avapritinib for the treatment of GIST and mastocytosis. In addition, in July 2017, the European Medicines Agency granted orphan drug designation to avapritinib for the treatment of GIST. In April 2018, the FDA granted orphan drug designation to BLU-667 for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC. As part of our business strategy, we may seek orphan drug designation for some of our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers.

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

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek orphan drug designation for our other drug candidates in addition to avapritinib for the treatment of GIST and mastocytosis, BLU‑554 for the treatment of HCC and BLU-667 for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations.

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

The total addressable market opportunity for avapritinib for the treatment of patients with GIST and SM, BLU‑554 for the treatment of patients with HCC, BLU‑667 for the treatment of patients with RET-driven NSCLC and RET-driven MTC or BLU-782 for the treatment of patients with FOP will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of avapritinib, BLU‑554, BLU‑667 and BLU-782, if our drug candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the Major Markets and elsewhere, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, patients treated with our drug candidates may develop mutations that confer resistance to treatment or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If avapritinib receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin, a multi-kinase inhibitor with KIT D816V inhibitory activity that was approved in April 2017 by the FDA for the treatment of advanced SM. If avapritinib receives marketing approval for third line advanced GIST, it will face competition from Bayer AG’s regorafenib, and if avapritinib receives marketing approval for second line advanced GIST, it will face competition from Pfizer Inc.’s sunitinib. In addition, if avapritinib receives marketing approval for advanced SM, GIST and/or for GIST patients with the PDGFRα D842V mutation, it may face competition from other drug candidates in development for these indications, including drug candidates in development by AB Science S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Deciphera Pharmaceuticals, LLC and Plexxikon Inc., a wholly-owned subsidiary of Daiichi Sankyo Company, Limited. If BLU-554 receives marketing approval for patients with FGFR4-activated HCC, it will face competition from Bristol-Myers Squibb Company’s nivolumab, an immune checkpoint inhibitor, which was approved in September 2017 by the FDA for the treatment of HCC, as well as sorafenib and regorafenib, multi-kinase inhibitors approved for the treatment of HCC. In addition, BLU-554 may face competition from other drug candidates in development by Abbisko Therapeutics Co., Ltd, AstraZeneca plc, Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Incyte Corporation, Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd., U3 Pharma GmbH, a wholly-owned subsidiary of Daiichi Sankyo Company, Limited, and Xoma Ltd. If BLU‑667 receives marketing approval for patients with RET-driven cancers, it may face competition from other drug candidates in development, including drug candidates in development by ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Loxo Oncology, Inc., Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. and Roche, as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, ponatinib, sorafenib, sunitinib and vandetinib.  If BLU-782 receives marketing approval for FOP, it may face competition from drug candidates in development by BioCryst Pharmaceuticals, Inc., Clementia Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.

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

We and our CROs are required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our current or future clinical trials comply with GCPs. In addition, our clinical trials must be conducted with drug candidates produced under cGMPs regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

As of April 15, 2018, we owned six issued U.S. patents, two issued foreign patents, three pending U.S. non-provisional patent applications, one pending U.S. provisional patent application, 39 foreign patent applications and one pending Patent Cooperation Treaty, or PCT, patent application directed to our KIT program, including avapritinib. Our foreign patent filings are in a number of jurisdictions, including Australia, Argentina, Brazil, Bolivia, Canada, China, the European Union, Hong Kong, Israel, India, Japan, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, South Korea, Taiwan, Uruguay and Venezuela. Any U.S. or ex‑U.S. patents issuing from the pending applications covering avapritinib will have a statutory expiration date of October 2034 or November 2038. Patent term adjustments or patent term extensions could result in later expiration dates.

As of April 15, 2018, we owned five issued U.S. patents, three pending U.S. non-provisional patent applications, one pending U.S. provisional patent application, three issued foreign patents, 41 pending foreign patent applications and one pending PCT patent application directed to our FGFR4 program, including BLU-554. Our foreign patent filings are in a number of jurisdictions, including Argentina, Australia, Bolivia, Brazil, Canada, China, Egypt, the European Union, Hong Kong, Israel, India, Indonesia, Japan, South Korea, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, Taiwan, Thailand, Uruguay and Venezuela. Any U.S. or ex‑U.S. patent issuing from the pending applications covering BLU‑554 will have a statutory expiration date of July 2033, December 2033, October 2034, September 2037 or April 2038. Patent term adjustments or patent term extensions could result in later expiration dates.

As of April 15, 2018, we owned five pending U.S. non-provisional patent applications, four pending PCT applications, six pending foreign patent applications filed in Argentina, Lebanon, Uruguay and Taiwan and four pending U.S. provisional patent applications directed to our RET program, which, if issued, will have statutory expiration dates of 2036 or 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

As of April 15, 2018, we owned one pending U.S. patent application, one pending U.S. provisional patent application and one pending PCT international application directed to our ALK2 program, including BLU-782, which, if issued, will have statutory expiration dates of April 2037 or October 2038.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of April 15, 2018, we owned ten pending U.S. patent applications and ten pending European Union patent applications directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

Even if we acquire patent protection that we expect should enable us to maintain such competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents, which submissions may also be made prior to a patent’s issuance, precluding the granting of any of our pending patent applications. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others from whom we have obtained licenses to such rights. Competitors may claim that they invented the inventions claimed in our issued patents or patent applications prior to us or may file patent applications before we do. Competitors may also claim that we are infringing on their patents and that we therefore cannot practice our technology as claimed under our patents, if issued. Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

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

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our drug candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate such technologies or features would have a material adverse effect on our business and may prevent us from successfully commercializing our drug candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our drug candidates, which would have an adverse effect on our business, results of operations and financial condition.

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, business development, financial and legal expertise of Jeffrey W. Albers, our President and Chief Executive Officer, Anthony L. Boral, our Chief Medical Officer,

Marion Dorsch, our Chief Scientific Officer, Kathryn Haviland, our Chief Business Officer, Michael Landsittel, our Vice President of Finance, Tracey McCain, our Chief Legal and Compliance Officer, and Christopher Murray, our Senior Vice President of Technical Operations, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of our executive officers may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of April 15, 2018, we had 153 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Our internal computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug candidates’ development programs and have a material adverse effect on our reputation, business, financial condition or results of operations.

Our internal computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. While we have not experienced any material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our drug candidates’ development programs and significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or drug candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our drug candidates could be delayed. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties  to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

Privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the European Union Data Protection Directive 95/46/EC and the country-specific regulations that implement the directive currently impose strict obligations on the processing of personal data and the free movement of such data. Effective May 25, 2018, the current data protection laws of each European Union member state will be replaced by the General Data Protection Regulation 2016/679, or GDPR. The GDPR applies to any company established in the European Union as well as any company outside the European Union that collects and uses personal data in connection with the offering goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. The GDPR will impose additional obligations and risk upon our business and substantially increase the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could lead to government enforcement actions and significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

Our stock price has been and in the future may be subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $109.00 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through May 1, 2018. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

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

If equity research analysts publish negative evaluations of or downgrade our common stock, the price of our common stock could decline.

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

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Blueprint Medicines Corporation

Date: May 2, 2018	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 2, 2018	By:	/s/ Michael Landsittel
Michael Landsittel
Vice President of Finance (Principal Financial and Accounting Officer)