Form 10-K/A
period 2017-12-31
Blueprint Medicines Corp
filed 2018-08-01
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Blueprint Medicines Corporation (the “Company”) for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on February 21, 2018 (the “Original Filing”). This Amendment is being filed solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to add language regarding internal control over financial reporting in the introduction of paragraph 4 of the certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”) as required by Item 601(b)(31) of Regulation S-K. This language was inadvertently omitted from the Section 302 Certifications attached to the Original Filing.

Except as described as above, no changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the filing of the Original Filing. The filing of this Amendment is not an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 15. Exhibits and Financial Statement Schedules.

(3)        Exhibits

The following exhibits are filed as part of this Amendment.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

*	Filed herewith.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blueprint Medicines Corporation

Date: August 1, 2018	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President and Chief Executive Officer

Date: August 1, 2018	By:	/s/ Michael Landsittel
Michael Landsittel
Vice President of Finance

2