Form 10-Q/A
period 2018-03-31
Blueprint Medicines Corp
filed 2018-08-01
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q/A

Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on April 30, 2018: 43,837,337

Explanatory Note

This Amendment No. 1 to Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Blueprint Medicines Corporation (the “Company”) for the quarterly period ended March 31, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on May 2, 2018 (the “Original Filing”). This Amendment is being filed solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to add language regarding internal control over financial reporting in the introduction of paragraph 4 of the certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”) as required by Item 601(b)(31) of Regulation S-K. This language was inadvertently omitted from the Section 302 Certifications attached to the Original Filing.

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

Item 6.  Exhibits

The following exhibits are filed as part of this Amendment.

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

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