Form 10-Q
period 2018-06-30
Blueprint Medicines Corp
filed 2018-08-01
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on July 27, 2018: 43,887,732

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for avapritinib, BLU-554, BLU-667 and BLU-782, and our research and development programs;

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
•

the potential benefits of our existing cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. and our collaboration with CStone Pharmaceuticals, as well as our ability to enter into other strategic arrangements;

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$117,751	$400,304
Investments, available-for-sale	495,705	273,052
Prepaid expenses and other current assets	8,757	12,149
Total current assets	622,213	685,505
Investments, available-for-sale	3,195	—
Property and equipment, net	30,250	24,363
Restricted cash	4,557	4,555
Other assets	4,898	1,314
Total assets	$665,113	$715,737
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,980	3,744
Accrued expenses	39,808	30,541
Current portion of deferred revenue	5,139	5,373
Current portion of lease incentive obligation	1,714	1,714
Current portion of term loan payable	692	1,518
Total current liabilities	50,333	42,890
Deferred rent, net of current portion	4,648	4,129
Deferred revenue, net of current portion	43,156	30,000
Lease incentive obligation, net of current portion	13,760	14,617
Other long term liabilities	284	131
Commitments (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 43,883,774 and 43,577,526 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively;	44	43
Additional paid-in capital	997,770	979,785
Accumulated other comprehensive loss	(381)	(269)
Accumulated deficit	(444,501)	(355,589)
Total stockholders’ equity	552,932	623,970
Total liabilities and stockholders’ equity	$665,113	$715,737

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Collaboration revenue	$41,439	$5,890	$42,393	$11,730
Operating expenses:
Research and development	58,573	33,271	108,527	61,758
General and administrative	12,333	6,833	22,244	12,516
Total operating expenses	70,906	40,104	130,771	74,274
Other income (expense):
Other income, net	2,442	861	4,836	1,286
Interest expense	(23)	(59)	(55)	(131)
Total other income	2,419	802	4,781	1,155
Net loss	$(27,048)	$(33,412)	$(83,597)	$(61,389)
Other comprehensive loss:
Unrealized gain (loss) on investments	210	(200)	(112)	(296)
Comprehensive loss	$(26,838)	$(33,612)	$(83,709)	$(61,685)
Net loss per share applicable to common stockholders — basic and diluted	$(0.62)	$(0.86)	$(1.91)	$(1.71)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted	43,856	38,775	43,779	35,998

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017 (as adjusted)
Operating activities
Net loss	$(83,597)	$(61,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,913	791
Noncash interest expense	8	19
Stock-based compensation	13,311	5,219
Accretion of premiums and discounts on investments	(1,675)	76
Changes in assets and liabilities:
Unbilled accounts receivable	—	502
Prepaid expenses and other current assets	3,088	(2,608)
Other assets	(3,584)	4
Accounts payable	(785)	297
Accrued expenses	11,595	3,953
Deferred revenue	7,607	(5,830)
Deferred rent	(303)	369
Net cash used in operating activities	(52,422)	(58,597)
Investing activities
Purchases of property and equipment	(9,634)	(457)
Purchases of investments	(489,285)	(209,892)
Maturities of investments	265,000	96,000
Net cash used in by investing activities	(233,919)	(114,349)
Financing activities
Principal payments on loan payable	(833)	(1,417)
Principal payments on capital lease obligations	(39)	—
Payment of offering costs	(281)	(716)
Proceeds from public offering of common stock, net of commissions and underwriting discounts	—	216,200
Proceeds from issuance of common stock, net of repurchases	4,730	1,656
Net cash provided by financing activities	3,577	215,723
Net (decrease) increase in cash, cash equivalents, and restricted cash	(282,764)	42,777
Cash, cash equivalents, and restricted cash at beginning of period	405,072	53,336
Cash, cash equivalents, and restricted cash at end of period	$122,308	$96,113
Supplemental cash flow information
Public offering costs incurred but unpaid at period end	$—	$306
Property and equipment purchases unpaid at period end	$2,114	$1,920
Cash paid for interest	$31	$91

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	June 30,	June 30,
	2018	2017
Cash and cash equivalents	$117,751	$91,346
Restricted cash	4,557	4,767
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	122,308	96,113

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

On April 4, 2017, the Company closed a follow-on public offering of 5,750,000 shares of its common stock at a price to the public of $40.00 per share, including 750,000 shares of common stock sold by the Company pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering (the April 2017 follow-on public offering). The Company received net proceeds of $215.6 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On December 15, 2017, the Company closed its underwritten public offering of 4,259,259 shares of its common stock at a price to the public of $81.00 per share, including 555,555 shares of common stock sold by the Company pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering. The Company received net proceeds of approximately $325.7 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

As of June 30, 2018, the Company had cash, cash equivalents and investments of $616.7 million. Based on the Company’s current plans, the Company believes its existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under its existing collaborations with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche) and CStone Pharmaceuticals (CStone), will be sufficient to enable it to fund its operating expenses and capital expenditure requirements into the second half of 2020.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, except as noted below with respect to the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), and include the accounts of the Company and its wholly-owned subsidiary, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell, and hold securities. All intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

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

Milestone Payments. At the inception of each arrangement that includes research or development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. Amounts that are owed to collaboration partners are recognized as an offset to collaboration revenues has such amounts are incurred by the collaboration partner. Where amounts owed to a collaboration partner exceed the Company’s collaboration revenues in each quarterly period, such amounts are classified as research and development expense. For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company applies the five-step model described above under ASC 606.

For a complete discussion of accounting for collaboration revenues, see Note 6, “Collaborations.”

Other than as described above with respect to revenue recognition, there have been no significant changes to the Company’s critical accounting policies discussed in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

As a result of adopting ASC 606, the Company has recorded a cumulative-effect increase to opening accumulated deficit of $5.3 million as of January 1, 2018 and a corresponding increase to deferred revenue primarily as a result of the treatment of the up-front consideration received from Roche in March 2016 that was recorded under ASC 605 prior to the adoption of ASC 606. A summary of the amount by which each financial statement line item was affected by the impact of the cumulative adjustment is set forth in the table below.

	Impact of ASC 606 Adoption on Condensed Consolidated Balance Sheet as of January 1, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Deferred revenue, current portion	$4,478	$(895)	$5,373
Deferred revenue, net of current portion	$36,210	$6,210	$30,000
Accumulated deficit	$(360,904)	$(5,315)	$(355,589)

A summary of the amount by which each financial statement line item was affected in the current reporting period by ASC 606 as compared with the guidance that was in effect prior to the adoption of ASC 606 is set forth in the tables below.

	Impact of ASC 606 Adoption on Condensed Consolidated Balance Sheet as of June 30, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Deferred revenue, current portion	$5,139	$(234)	$5,373
Deferred revenue, net of current portion	$43,156	$15,843	$27,313
Accumulated deficit	$(444,501)	$(15,608)	$(428,893)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss for the Six Months Ended June 30, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Collaboration revenue	$42,393	$(10,294)	$52,687
Net loss	$(83,597)	$(10,294)	$(73,303)
Net loss per share - basic and diluted	$(1.91)	$(0.24)	$(1.67)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Net Loss	$(83,597)	$(10,294)	$(73,303)
Changes in deferred revenue	$7,607	$4,921	$2,686

The most significant change to the Company’s accounting for revenue as a result of the adoption of ASC 606 relates to its revenue recognition pattern under step (v) above for the Company’s collaboration and license agreement with Roche (as amended, the Roche agreement). Under ASC 605, the Company was recognizing the revenue allocated to each unit of accounting on straight‑line basis over the period the Company expected to complete its obligations. Under ASC 606, the Company is recognizing the revenue allocated to each performance obligation measuring progress using an input method over the period the Company expects to complete each performance obligation. ASC 606 also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For further discussion of the adoption of this standard, see Note 6, “Collaborations.”

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

Cash equivalents and investments, available-for-sale, consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	Average	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$117,751	$—	$—	$117,751
Investments, available-for-sale:
U.S. treasury obligations	282 Days	499,281	7	(388)	498,900
Total		$617,032	$7	$(388)	$616,651

	Average	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Maturity	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds		$400,304	$—	$—	$400,304
Investments, available-for-sale:
U.S. treasury obligations	348 Days	273,321	—	(269)	273,052
Total		$673,625	$—	$(269)	$673,356

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three and six months ended June 30, 2018 and 2017, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

At June 30, 2018, the Company held 48 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2018 was $412.6 million. As of June 30, 2018, there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of June 30, 2018.

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

Financial instruments measured at fair value as of June 30, 2018 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$117,751	$117,751	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	498,900	498,900	—	—
Total	$616,651	$616,651	$—	$—

Financial instruments measured at fair value as of December 31, 2017 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$400,304	$400,304	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	273,052	273,052	—	—
Total	$673,356	$673,356	$—	$—

The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because the Company’s interest rate yield approximates current market rates. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

5. Restricted Cash

At June 30, 2018 and December 31, 2017, $4.6 million and $4.8 million, respectively, of the Company’s cash is restricted by a bank. As of June 30, 2018 and December 31, 2017, $4.6 million of the restricted cash was included in long-term assets on the Company’s balance sheet related to security deposits for the lease agreements for the Company’s current and former corporate headquarters.

6. Collaborations

CStone Pharmaceuticals

On June 1, 2018, the Company entered into a Collaboration and License Agreement (the CStone agreement) with CStone pursuant to which the Company granted CStone exclusive rights to develop and commercialize the Company’s drug candidates avapritinib, BLU-554 and BLU-667, including back-up forms and certain other forms thereof, in Mainland China, Hong Kong, Macau and Taiwan (each, a CStone region and collectively, the CStone territory), either as a monotherapy or as part of a combination therapy. The Company will retain exclusive rights to the licensed products outside the CStone territory.

Subject to the terms of the CStone agreement, the Company received an upfront cash payment of $40.0 million and will be eligible to receive up to approximately $346.0 million in milestone payments, including $118.5 million related to development and regulatory milestones and $227.5 million related to sales-based milestones. In addition, CStone will be obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone will be responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of BLU-554 as a combination therapy in the CStone territory that will be shared by the Company and CStone.

Pursuant to the terms of the CStone agreement, CStone will be responsible for conducting all development and commercialization activities in the CStone territory related to the licensed products, and the Company and CStone plan to conduct a proof-of-concept clinical trial in China evaluating BLU-554 in combination with CS1001, a clinical stage anti-programmed death ligand-1 immunotherapy being developed by CStone, as a first-line therapy for the treatment of patients with hepatocellular carcinoma.

The CStone agreement will continue on a licensed product-by-licensed product and CStone region-by-CStone region basis until the later of (i) 12 years after the first commercial sale of a licensed product in a CStone region in the CStone territory and (ii) the date of expiration of the last valid patent claim related to the Company’s patent rights or any joint collaboration patent rights for the licensed product that covers the composition of matter, method of use or method of manufacturing such licensed product in such region. Subject to the terms of the CStone agreement, CStone may terminate the CStone agreement in its entirety or with respect to one or more licensed products for convenience by providing written notice to the Company after June 1, 2019, and CStone may terminate the CStone agreement with respect to a licensed product for convenience at any time by providing written notice to the Company following the occurrence of specified events. In addition, the Company may terminate the CStone agreement under specified circumstances if CStone or certain other parties challenges the Company’s patent rights or any joint collaboration patent rights or if CStone or its affiliates do not conduct any material development or commercialization activities with respect to one or more licensed products for a specified period of time, subject to specified exceptions. Either party may terminate the CStone agreement for the other party’s uncured material breach or insolvency. In certain termination circumstances, the parties are entitled to retain specified licenses to be able to continue to exploit the licensed products, and in the event of termination by CStone for the Company’s uncured material breach, the Company will be obligated to pay CStone a low single digit percentage royalty on a licensed product-by-licensed product basis on annual net sales of such licensed product in the CStone territory, subject to a cap and other specified exceptions.

The Company evaluated the CStone agreement to determine whether it is a collaborative arrangement for purposes of ASC 808. The Company determined that there were two material components of the CStone agreement: (i) the CStone territory-specific license and related activities in the CStone territory, and (ii) the parties’ participation in global development of the licensed products. The Company concluded that the CStone territory-specific license and related activities in the CStone territory are not within the scope of ASC 808 because the Company is not exposed to significant risks and rewards. The Company concluded that CStone is a customer with regard to the component that includes the CStone territory-specific license and related activities in CStone territory, which include manufacturing. For the parties’ participation in global development of the licensed products, the Company concluded that the research and development activities and cost-sharing payments related to such activities are within the scope of ASC 808 as both parties are active participants exposed to the risk of the activities under the CStone agreement. The Company concluded that CStone is not a customer with regard to the global development component in the context of the CStone agreement. Therefore, payments received by the Company for global development activities under the CStone agreement, including manufacturing, will be accounted for as a reduction of research and development expense.

The Company evaluated the CStone territory-specific license and related activities in the CStone territory under ASC 606 as these transactions are considered transactions with a customer. The Company identified the following material promises under the arrangement: (1) the three exclusive licenses granted in the CStone territory to develop, manufacture and commercialize the three licensed products; (2) the initial know-how transfer for each licensed product (3) manufacturing activities related to development and commercial supply of the licensed products; (4) participation in the joint steering committee (JSC) and joint project teams (JPT); (5) regulatory responsibilities; and (6) manufacturing technology and continuing know-how transfers. The Company determined that each licensed product is distinct from the other licensed products. In addition, the Company determined that the exclusive licenses and initial know-how transfers for each licensed product were not distinct from each other, as each exclusive license has limited value without the corresponding initial know-how transfer. For purposes of ASC 606, the Company determined that that participation on the JSC and JPTs, the regulatory responsibilities and the manufacturing technology and continuing know-how transfers are qualitatively and quantitatively immaterial in the context of the CStone agreement and therefore are excluded from performance obligations. As such, the Company determined that these six material promises, described above, should be combined into one performance obligation for each of the three candidates.

The Company evaluated the provision of manufacturing activities related to development and commercial supply of the licensed products as an option for purposes of ASC 606 to determine whether these manufacturing activities provide CStone with any material rights. The Company concluded that the manufacturing activities were not issued at a significant and incremental discount, and therefore do not provide CStone with any material rights. As such, the manufacturing activities are excluded as performance obligations at the outset of the arrangement.

Based on these assessments, the Company identified three distinct performance obligations at the outset of the CStone agreement, which consists of the following for each licensed product: (1) the exclusive license and (2) the initial know-how transfer.

Under the CStone agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront amount of $40.0 million constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the three performance obligations. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Because the performance obligations have been satisfied, any addition to the transaction price would be immediately recognized as revenue.

The Company satisfied the performance obligations upon delivery of the licenses, initial know-how transfers and product trademark and recognized the upfront payment of $40.0 million as revenue in the three months ended June 30, 2018. There was no deferred revenue associated with the CStone agreement as of June 30, 2018.

F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

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

Under the Roche agreement, in order to evaluate the appropriate transaction price, the Company determined that the upfront amount of $45.0 million constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the single performance obligation. The option exercise payments that may be received are excluded from the transaction price until each customer option is exercised as it was determined that the options are not material rights. The potential milestone payments that the Company is eligible to receive prior to the exercise of the options were initially excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price. The Company achieved and received a milestone payment of $10.0 million during the three months ended June 30, 2018 related to the Roche agreement and has included such amount in the transaction price during the three months ended June 30, 2018.

Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over a period of approximately eight years. The revenue recognized during the three months ended June 30, 2018 represents revenue that was previously deferred and $1.2 million related to the achievement of the milestone during the three months ended June 30, 2018. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.

During the three months ended June 30, 2018, it became probable that a significant reversal of cumulative revenue would not occur for the $10.0 million research milestone achieved under the Roche agreement during the three months ended June 30, 2018. At such time, the associated consideration was added to the estimated transaction price and allocated to the existing performance obligation. The Company recognized a cumulative catch-up of $1.2 million to revenue for this developmental milestone, representing the amount that would have been recognized had the milestone payment been included in the transaction price from the outset of the arrangement. The remaining $8.8 million will be recognized in the same manner as the remaining, unrecognized transaction price over the remaining research and development period until the performance obligation is satisfied.

Through June 30, 2018, the Company had recognized revenue of $6.7 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Roche agreement. Deferred revenue related to the Roche agreement amounted to $48.3 million as of June 30, 2018, of which $5.2 million is included in current liabilities.

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

The Company evaluated whether the milestones that it was eligible to receive in connection with the Alexion agreement were substantive or non-substantive milestones. The Company concluded that the first pre-clinical milestone payment under the former Alexion collaboration was non-substantive due to the certainty at the date the arrangement was entered into that the event will be achieved. During the three months ended June 30, 2015, the Company achieved the first pre-clinical milestone under the former Alexion collaboration and received a $1.8 million payment from Alexion. The Company recognized revenues from the related milestone payment over the remaining period of performance.

The remaining non-refundable pre-clinical milestones that the Company was eligible to achieve as a result of the Company’s efforts prior to the termination were considered substantive. The Company has recognized and received an aggregate of $2.0 million in substantive milestones through December 31, 2017.

As a result of the termination, the Company did not recognize revenue under the Alexion agreement during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017 the Company recognized revenue under the Alexion agreement of $4.5 million and $8.9 million, respectively, which represents $3.1 million and $5.9 million, respectively, of reimbursable research and development costs, as well as a portion of the $15.0 million upfront payment and the $1.8 million non-substantive milestone payment previously received under the collaboration.

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

Future minimum payments, which include principal and interest due under the term loan, are $0.7 million, in the aggregate, for the remainder of 2018.

8. Stock Awards

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2018, the number of shares reserved for issuance under the 2015 Plan was increased by 1,743,101 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. At June 30, 2018, there were 2,180,264 shares available for future grant under the 2015 Plan.

Awards

Options and restricted stock awards granted by the Company generally vest ratably over four years, with a one‑year cliff for new employee awards, and are exercisable from the date of grant for a period of ten years.

The Company did not have any unvested restricted stock as of June 30, 2018 and December 31, 2017. There were no restricted stock awards that vested during the six months ended June 30, 2018.  The total fair value of restricted stock that vested during the six months ended June 30, 2017 was $0.1 million.

A summary of the Company’s stock option activity and related information follows:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(1)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2017	3,304,166	$22.45	8.04	$174,985
Granted	1,385,450	81.00
Exercised	(300,676)	14.28
Canceled	(53,585)	50.65
Outstanding at June 30, 2018	4,335,355	$41.38	8.24	$120,869
Exercisable at June 30, 2018	1,754,466	$18.10	7.19	$81,080

(1)	Intrinsic value represents the amount by which the fair market value as of June 30, 2018 of the underlying common stock exceeds the exercise price of the option.

The fair value of stock options is estimated on the grant date using the Black‑Scholes option‑pricing model based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.82%	1.93%	2.72%	2.07%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	6.0	5.9	6.0	6.0
Expected stock price volatility	69.82%	74.64%	70.11%	75.23%

The weighted‑average grant date fair value of options granted in the three months ended June 30, 2018 and 2017 was $50.88 and $27.78, respectively. The total intrinsic value of options exercised in the three months ended June 30, 2018 and 2017 was $3.9 million and $2.7 million, respectively. The weighted‑average grant date fair value of options granted in the six months ended June 30, 2018 and 2017 was $51.91 and $24.91, respectively. The total intrinsic value of options exercised in the six months ended June 30, 2018 and 2017 was $21.4 million and $6.1 million, respectively.

Total stock‑based compensation expense recognized for all stock‑based compensation awards in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$4,272	$1,498	$7,284	$2,622
General and administrative	3,489	1,481	6,027	2,597
Total stock-based compensation expense	$7,761	$2,979	$13,311	$5,219

At June 30, 2018, the Company had $92.1 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted‑average period of 2.88 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefit will be recorded when realized.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2018, the number of shares reserved for issuance under the 2015 ESPP was increased by 435,775 shares. The Company issued 5,572 shares and 7,703 shares under the ESPP during the six months ended June 30, 2018 and 2017, respectively.

9. Net Loss per Share

Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share applicable to common stockholders is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the dilutive net loss per share applicable to common stockholders calculation, stock options, and unvested restricted stock are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti‑dilutive; therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented as a result of the Company’s net loss. The following common stock equivalent was excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti‑dilutive effect.

	Six Months Ended
	June 30,
	2018	2017
Stock options	4,335,355	3,396,480

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 43,856,352 and 38,774,591 for the three months ended June 30, 2018 and 2017, respectively. The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 43,778,720 and 35,997,572 for the six months ended June 30, 2018 and 2017, respectively.

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

For the three months ended June 30, 2018 and 2017, rent expense was $1.7 million and $1.1 million, respectively. For the six months ended June 30, 2018 and 2017, rent expense was $3.9 million and $1.6 million, respectively.

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

Our most advanced drug candidates are avapritinib, BLU-554 and BLU-667. Our lead drug candidate, avapritinib, is an orally available, potent and highly selective inhibitor that targets KIT and PDGFRα mutations. These mutations abnormally activate receptor tyrosine kinases that are drivers of cancer and proliferative disorders, including gastrointestinal stromal tumors, or GIST, and systemic mastocytosis, or SM. GIST is a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract, or GI tract, and SM is a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure. We are currently evaluating avapritinib for the treatment of GIST in an ongoing Phase 1 clinical trial in advanced GIST, which we refer to as our NAVIGATOR trial, and an ongoing global, randomized Phase 3 clinical trial for avapritinib compared to regorafenib in third-line GIST, which we refer to as our VOYAGER trial. We plan to submit a new drug application for avapritinib for the treatment of PDGFRα D842V-driven GIST and fourth-line KIT-driven GIST in the first half of 2019. In addition, we are currently evaluating avapritinib for the treatment of SM in an ongoing Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and in the third quarter of 2018, we expect to initiate screening for our registration‑enabling Phase 2 clinical trial of avapritinib in advanced SM, which we refer to as our PATHFINDER trial. We anticipate initiating a registration‑enabling Phase 2 clinical trial of avapritinib in patients with indolent SM and smoldering SM by the end of 2018, which we refer to as our PIONEER trial.

BLU-554 is an orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. We are currently evaluating BLU-554 in an ongoing Phase 1 clinical trial in patients with advanced HCC, and we plan to conduct a proof-of-concept clinical trial in China with CStone Pharmaceuticals, or CStone, evaluating BLU-554 in combination with CS1001, a clinical stage anti-programmed death ligand-1 immunotherapy being developed by CStone, as a first-line therapy for the treatment of patients with HCC.

BLU-667 targets RET, a receptor tyrosine kinase that is abnormally activated by mutations or fusions, and RET resistance mutations that we predict will arise from treatment with first generation therapies. RET drives disease in subsets of patients with non-small cell lung cancer, or NSCLC, and cancers of the thyroid, including medullary thyroid carcinoma, or MTC, and papillary thyroid cancer, and our research suggests that RET may drive disease in subsets of patients with colon cancer, breast cancer and other cancers. We are currently evaluating BLU-667 in an ongoing Phase 1 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as our ARROW trial.

In addition, in the fourth quarter of 2017, we nominated a development candidate, BLU-782, for our discovery program targeting the kinase ALK2 for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare genetic disease caused by mutations in the ALK2 gene, ACVR1. We are currently conducting Investigational New Drug, or IND, application enabling studies for BLU-782, and we plan to file an IND for BLU-782 by the end of 2018.

We also plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. We currently have three wholly-owned discovery programs for undisclosed kinase targets, and we anticipate nominating at least one additional discovery program in 2018.

In addition, we entered into collaborations with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc., which we collectively refer to as Roche, and CStone in March 2016 and June 2018, respectively. Under our collaboration agreement with Roche, we are seeking to discover, develop and commercialize up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. Under our collaboration agreement with CStone, we are seeking to develop and commercialize avapritinib, BLU-554 and BLU-667, including back-up forms and certain other forms, in Mainland China, Hong Kong, Macau and Taiwan, or the CStone territory, either as a monotherapy or as part of a combination therapy. We will continue to evaluate additional collaborations that could maximize the value for our programs and allow us to leverage the expertise of strategic collaborators. We are also focused on engaging in collaborations to capitalize on our discovery platform outside of our primary strategic focus area of cancer.

We currently have worldwide development and commercialization rights to avapritinib, BLU-554 and BLU-667 other than the rights licensed to CStone in the CStone territory. We currently have worldwide development and commercialization rights to BLU-782 and all of our discovery programs other than the pre-clinical programs under the Roche collaboration.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through June 30, 2018, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017 and December 2017 follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $55.0 million in upfront and milestone payments under our existing collaboration with Roche, a $40.0 million upfront payment under our existing collaboration with CStone and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net losses were $83.6 million for the six months ended June 30, 2018 and $148.1 million, $72.5 million and $52.8 million for the years ended December 31,

2017, 2016 and 2015. As of June 30, 2018, we had an accumulated deficit of $444.5 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

•	continue to advance and initiate clinical development activities for our lead drug candidate, avapritinib, as well as our other most advanced drug candidates, BLU-554, BLU-667 and BLU-782;
•	seek marketing approvals for our drug candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•	continue to manufacture increasing quantities of drug substance and drug product material for use in pre-clinical studies, clinical trials and for any potential commercialization;
•	continue to discover, validate and develop additional drug candidates;
•	conduct research and development activities under our collaborations with Roche and CStone;
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

Financial Operations Overview

Revenues

To date, we have not generated any revenue from drug sales and do not expect to generate any revenue from the sale of drugs in the near future. Our revenue consists of collaboration revenue under our former collaboration with Alexion, which was terminated in October 2017, and our existing collaborations with Roche and CStone, including amounts that are recognized related to upfront payments, milestone payments and amounts due to us for research and development services. In the future, revenue may include additional milestone payments and royalties on any net product sales under our collaborations with Roche and CStone. As a result of the termination of our Alexion collaboration, we will not be entitled to receive any future payments from Alexion for any research and development expenses or milestones. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development services and related reimbursements, payments for manufacturing services, and milestone and other payments.

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

The following table summarizes our external research and development expenses by program for the three and six months ended June 30, 2018 and 2017. Other development and pre‑development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Avapritinib external expenses	$21,431	$10,342	$39,214	$16,884
BLU-554 external expenses	2,213	2,862	7,007	7,762
BLU-667 external expenses	8,870	2,541	14,455	4,559
BLU-782 external expenses	2,982	—	4,881	—
Other development and pre-development candidate expenses and unallocated expenses	11,336	10,729	21,068	19,783
Internal research and development expenses	11,741	6,797	21,902	12,770
Total research and development expenses	$58,573	$33,271	$108,527	$61,758

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and drug product and drug substance manufacturing expenses for current and future clinical trials. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our collaboration with Roche, development activities under our collaboration with CStone and development activities for companion diagnostic tests, including our companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU‑554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions.

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

Milestone Payments. At the inception of each arrangement that includes research or development milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Collaborative Arrangements. We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC 808, Collaborative Arrangements, which we refer to as ASC 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. Amounts that are owed to collaboration partners are recognized as an offset to collaboration revenues as such amounts are incurred by the collaboration partner. Where amounts owed to a collaboration partner exceed our collaboration revenues in each quarterly period, such amounts are classified as research and development expense. For those elements of the arrangement that are accounted for pursuant to ASC 606, we apply the five-step model described above under ASC 606.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,
	2018	2017	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$41,439	$5,890	$35,549	604%
Operating expenses:
Research and development	58,573	33,271	25,302	76
General and administrative	12,333	6,833	5,500	80
Total operating expenses	70,906	40,104	30,802	77
Other income (expense):
Other income (expense), net	2,442	861	1,581	184
Interest expense	(23)	(59)	36	61
Total other income	2,419	802	1,617	202
Net loss	$(27,048)	$(33,412)	$6,364	19%

Collaboration Revenue

Collaboration revenue increased by $35.5 million from $5.9 million for the three months ended June 30, 2017 to $41.4 million for the three months ended June 30, 2018. Collaboration revenue for the three months ended June 30, 2018 was related to the Roche and CStone agreements. Collaboration revenue for the three months ended June 30, 2017 was related to the Alexion and Roche agreements. We recorded collaboration revenue of $1.4 million and $1.4 million under the Roche agreement for the three months ended June 30, 2018 and June 30, 2017, respectively. We entered into the CStone agreement on June 1, 2018 and recorded collaboration revenue of $40.0 million under the CStone agreement during the three months ended June 30, 2018. Accordingly, we did not record any collaboration revenue during the three months ended June 30, 2017 under the CStone agreement. We recorded collaboration revenue of $4.5 million under the Alexion agreement for the three months ended June 30, 2017. As a result of the termination of the Alexion agreement during 2017, we did not recognize any revenue under the Alexion agreement during the three months ended June 30, 2018. We adopted ASC 606 effective January 1, 2018 under the modified retrospective transition method, which impacts the year-over-year comparability of our collaboration revenue.

Research and Development Expense

Research and development expense increased by $25.3 million from $33.3 million for the three months ended June 30, 2017 to $58.6 million for the three months ended June 30, 2018. The increase in research and development expense was primarily related to the following:

•	approximately $11.2 million in increased expenses for external clinical activities as we advanced our lead drug candidates, avapritinib, BLU‑554 and BLU-667, further through clinical trials;
•

approximately $6.9 million in increased personnel expense, including an increase of $2.8 million in stock-based compensation expense, primarily due to a 33% increase in headcount driven by growth in the clinical and manufacturing organizations; and

•	approximately $5.8 million in increased expenses associated with clinical and commercial manufacturing activities.

General and Administrative Expense

General and administrative expense increased by $5.5 million from $6.8 million for the three months ended June 30, 2017 to $12.3 million for the three months ended June 30, 2018. The increase in general and administrative expense was primarily related to the following:

•

approximately $3.0 million in increased personnel expenses, including an increase in stock-based compensation expense of $2.0 million, due to an increase of 50% in general and administrative headcount to support our overall growth as a publicly traded company; and

•	approximately $1.9 million in increased professional fees, including pre-commercial planning activities.

Other Income, Net

Other income, net, increased by $1.5 million from $0.9 million of income for the three months ended June 30, 2017 to $2.4 million of income for the three months ended June 30, 2018. The increase in other income, net, was primarily related to an increase in investment income due to higher average investment balances and a higher rate of return on investments during the three months ended June 30, 2018.

Interest Expense

Interest expense decreased by less than $0.1 million from $0.1 million for the three months ended June 30, 2017 to less than $0.1 million for the three months ended June 30, 2018. The decrease was primarily related to a decrease in the average outstanding principle balance under the loan and security agreement with Silicon Valley Bank for the three months ended June 30, 2018. We expect that interest expense will continue to decrease in subsequent periods as the principal amount under the loan decreases.

Comparison of Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,
	2018	2017	Dollar Change	% Change

	(in thousands)
Collaboration revenue	$42,393	$11,730	$30,663	261%
Operating expenses:
Research and development	108,527	61,758	46,769	76
General and administrative	22,244	12,516	9,728	78
Total operating expenses	130,771	74,274	56,497	76
Other income (expense):
Other income (expense), net	4,836	1,286	3,550	276
Interest expense	(55)	(131)	76	58
Total other income	4,781	1,155	3,626	(314)
Net loss	$(83,597)	$(61,389)	$(22,208)	(36)%

Collaboration Revenue

Collaboration revenue increased by $30.7 million from $11.7 million for the six months ended June 30, 2017 to $42.4 million for the six months ended June 30, 2018. Collaboration revenue for the six months ended June 30, 2018 was related to the Roche and CStone agreements. Collaboration revenue for the six months ended June 30, 2017 was related to the Alexion and Roche agreements. We recorded collaboration revenue of $2.4 million and $2.8 million under the Roche agreement for the six months ended June 30, 2018 and June 30, 2017, respectively. We entered into the CStone agreement on June 1, 2018 and recorded collaboration revenue of $40.0 million under the CStone agreement during the six months ended June 30, 2018. Accordingly, we did not record any collaboration revenue during the six months ended June 30, 2017 under the CStone agreement. We recorded collaboration revenue of $8.9 million under the Alexion agreement for the six months ended June 30, 2017. As a result of the termination of the Alexion agreement during 2017, we did not recognize any revenue under the Alexion agreement during the six months ended June 30, 2018. We adopted ASC 606 effective January 1, 2018 under the modified retrospective transition method, which impacts the year-over-year comparability of our collaboration revenue.

Research and Development Expense

Research and development expense increased by $46.7 million from $61.8 million for the six months ended June 30, 2017 to $108.5 million for the six months ended June 30, 2018. The increase in research and development expense was primarily related to the following:

•	approximately $21.9 million in increased expenses for external clinical activities as we advanced our lead drug candidates, avapritinib, BLU‑554 and BLU-667, further through clinical trials;
•

approximately $13.8 million in increased personnel expense, including an increase of $4.7 million in stock-based compensation expense, primarily due to a 35% increase in headcount driven by growth in the clinical and manufacturing organizations; and

•	approximately $9.1 million in increased expenses associated with clinical and commercial manufacturing activities.

General and Administrative Expense

General and administrative expense increased by $9.7 million from $12.5 million for the six months ended June 30, 2017 to $22.2 million for the six months ended June 30, 2018. The increase in general and administrative expense was primarily related to the following:

•

approximately $5.3 million in increased personnel expenses, including an increase in stock-based compensation expense of $3.4 million, due to an increase of 47% in general and administrative headcount to support our overall growth as a publicly traded company; and

•	approximately $3.5 million in increased professional fees, including pre-commercial planning activities.

Other Income, Net

Other income, net, increased by $3.5 million from $1.3 million of income for the six months ended June 30 2017 to $4.8 million of income for the six months ended June 30, 2018. The increase in other income, net, was primarily related to an increase in investment income due to higher average investment balances and a higher rate of return on investments during the six months ended June 30, 2018.

Interest Expense

Interest expense decreased by less than $0.1 million from $0.1 million for the six months ended June 30, 2017 to less than $0.1 million for the six months ended June 30, 2018. The decrease was primarily related to a decrease in the average outstanding principle balance under the loan and security agreement with Silicon Valley Bank for the six months ended June 30, 2018. We expect that interest expense will continue to decrease in subsequent periods as the principal amount under the loan decreases.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing.

Through June 30, 2018, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 IPO and December 2016, April 2017 and December 2017 follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments under our former collaboration with Alexion, $55.0 million in upfront and milestone payments under our existing collaboration with Roche, a $40.0 million upfront payment under our existing collaboration with CStone and $10.0 million in gross proceeds from the debt financing. As a result of the termination of the Alexion agreement, which was effective in October 2017, we will not be entitled to receive payment from Alexion for any additional milestones.

As of June 30, 2018, we had cash, cash equivalents and investments of $616.7 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
(in thousands)	2018	2017
Net cash used in operating activities	$(52,422)	$(58,597)
Net cash used in investing activities	(233,919)	(114,349)
Net cash provided by financing activities	3,577	215,723
Net (decrease) increase in cash and cash equivalents	$(282,764)	$42,777

Net Cash Used in Operating Activities. Net cash used in operating activities was $52.4 million during the six months ended June 30, 2018 compared to net cash used in operating activities of $58.6 million during the six months ended June 30, 2017. The decrease in net cash used in operating activities was primarily due to a $40.0 million upfront payment received under the CStone agreement and a $10.0 milestone payment received under the Roche agreement during the six months ended June 30, 2018. We did not receive any upfront payments or milestones during the six months ended June 30, 2017. The decrease in net cash used in operating activities was partially offset by an increase in operating expenses during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Net Cash Used in Investing Activities. Net cash used in investing activities was $233.9 million during the six months ended June 30, 2018 compared to net cash used in investing activities of $114.3 million during the six months ended June 30, 2017. Net cash used in investing activities for the six months ended June 30, 2018 consisted primarily of purchases of investments, offset by maturities. We classify these investments as available-for-sale and record them at fair value in the accompanying consolidated balance sheets. Net cash used in investing activities during the six months ended June 30, 2018 also consisted of purchases of property and equipment, mainly related to the relocation of our headquarters. Net cash used in investing activities for the six months ended June 30, 2017 consisted primarily of purchases of investments offset by maturities of investments.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $3.6 million during the six months ended June, 2018 compared to net cash provided by financing activities of $215.7 million during the six months ended June 30, 2017. Net cash provided by financing activities for the six months ended June 30, 2018 was primarily due to $4.7 million in proceeds from the issuance of common stock, partially offset by $0.8 million of principal payments on the term loan payable. Net cash provided by financing activities for the six months ended June 30, 2017 was primarily due to $216.2 million in gross proceeds from our April 2017 follow-on underwritten public offering, after deducting underwriting discounts and commissions and offering expenses paid by us.

Borrowings

In May 2013, we entered into the loan and security agreement with Silicon Valley Bank. Under the terms of the loan and security agreement, we borrowed $5.0 million. Loan advances under the loan and security agreement accrue interest at a fixed rate of 2.0% above the prime rate. In November 2014, we amended the loan and security agreement and borrowed an additional $5.0 million. Each loan advance included an interest-only payment period. Through June 30, 2018, we have made principal payments of $9.2 million on the $10.0 million of advances. We are required to pay a fee of 4% of the total loan advances at the end of the term of the loan. There are no financial covenants associated with the loan and security agreement. As of June 30, 2018, we had $0.7 million in outstanding principal under the loan and security agreement.

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

As of June 30, 2018, we had cash, cash equivalents and investments of $616.7 million. Based on our current plans, we believe our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaborations with Roche and CStone, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
•	the costs of securing and producing drug substance and drug product material for use in pre-clinical studies, clinical trials and for use as commercial supply;
•	the scope, prioritization and number of our research and development programs;
•	the success of our collaborations with Roche and CStone;
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
•

the achievement of milestones or occurrence of other developments that trigger payments under our collaboration agreements with Roche and CStone or any collaboration agreements that we may enter into in the future;

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. At this time, we do not have any committed external source of funds other than potential funds to be earned under our collaborations with Roche and CStone. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations

As of June 30, 2018, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, we had cash, cash equivalents and investments of $616.7 million, consisting primarily of money market funds and investments in U.S. treasury obligations and U.S government agency securities.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2018 and December 31, 2017, we had minimal liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three or six months ended June 30, 2018 and 2017.

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

Our management, with the participation of our Chief Executive Officer and Vice President of Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon such evaluation, our Chief Executive Officer and Vice President of Finance have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently evaluating avapritinib for the treatment of gastrointestinal stromal tumors, or GIST, in an ongoing Phase 1 clinical trial in advanced GIST, which we refer to as our NAVIGATOR trial, and an ongoing global, randomized Phase 3 clinical trial for avapritinib compared to regorafenib in third-line GIST, which we refer to as our VOYAGER trial. In addition, we are currently evaluating avapritinib for the treatment of systemic mastocytosis, or SM, in an ongoing Phase 1 clinical trial for advanced SM, which we refer to as our EXPLORER trial, and in the third quarter of 2018, we expect to initiate screening for our registration‑enabling Phase 2 clinical trial of avapritinib in advanced SM, which we refer to as our PATHFINDER trial. In addition, we anticipate initiating a registration‑enabling Phase 2 clinical trial of avapritinib in patients with indolent SM and smoldering SM by the end of 2018, which we refer to as our PIONEER trial. We are currently evaluating BLU‑554 in an ongoing Phase 1 clinical trial in patients with advanced hepatocellular carcinoma, or HCC, and BLU-667 in an ongoing Phase 1 clinical trial in patients with non-small cell lung cancer, or NSCLC, medullary thyroid cancer, or MTC, and other advanced solid tumors, which we refer to as our ARROW trial.

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

Since inception, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing drug substance and drug product material for use in pre-clinical studies and clinical trials, conducting pre-clinical studies and commencing clinical development and pre-commercial activities. To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through June 30, 2018, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017 and December 2017 follow‑on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $55.0 million in upfront and milestone payments under our existing collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, a $40.0 million upfront payment under our existing collaboration with CStone Pharmaceuticals, or CStone, and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net losses were $83.6 million for the six months ended June 30, 2018 and $148.1 million, $72.5 million and $52.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of June 30, 2018, we had an accumulated deficit of $444.5 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced‑manufacturing expenses. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

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

The development of pharmaceuticals is capital‑intensive. We are currently advancing our most advanced drug candidates, avapritinib, BLU‑554 and BLU‑667, through clinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for, our drug candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Roche, CStone or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of June 30, 2018, we had cash, cash equivalents and investments of $616.7 million. Based on our current plans, we believe our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaborations with Roche and CStone, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
•	the costs of securing and producing drug substance and drug product material for use in pre-clinical studies, clinical trials and for use as commercial supply;
•	the scope, prioritization and number of our research and development programs;
•	the success of our collaborations with Roche and CStone;
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
•

the achievement of milestones or occurrence of other developments that trigger payments under our collaboration agreements with Roche or CStone or any collaboration agreements that we may enter into in the future;

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Roche and CStone, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any, and funds already borrowed under the loan and security agreement that we entered into with Silicon Valley Bank in May 2013. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We are very early in our development efforts with only three drug candidates in clinical development: avapritinib, BLU‑554 and BLU‑667. All of our other drug candidates are currently in pre-clinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our drug candidates avapritinib, BLU‑554 and BLU‑667. Our ability to generate drug revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. In addition, for some of our drug candidates, in order to select patients most likely to respond to treatment and rapidly confirm mechanistic and clinical proof-of-concept, we may seek to develop companion diagnostic tests, which are assays or tests to identify an appropriate patient population. For example, we have entered into agreements with third parties to develop and commercialize companion diagnostics for avapritinib in order to identify GIST patients with the PDGFRα D842V mutation, BLU-554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions. Companion diagnostic tests are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our most advanced drug candidates and other drug candidates will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials, including our current clinical trials for avapritinib, BLU‑554 and BLU‑667;
•	successful completion of pre-clinical studies for our other drug candidates;
•	approval of Investigational New Drug applications for future clinical trials for our other drug candidates;
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

We are currently evaluating avapritinib for the treatment of GIST in our ongoing Phase 1 NAVIGATOR clinical trial in advanced GIST and our ongoing global, randomized Phase 3 VOYAGER clinical trial for avapritinib compared to regorafenib in third-line GIST. In addition, we are currently evaluating avapritinib for the treatment of SM, in our ongoing Phase 1 EXPLORER clinical trial for advanced SM, and in the third quarter of 2018, we expect to initiate screening for our registration‑enabling Phase 2 PATHFINDER clinical trial of avapritinib in advanced SM. In addition, we anticipate initiating our registration‑enabling Phase 2 PIONEER clinical trial of avapritinib in patients with indolent SM and smoldering SM by the end of 2018. We are currently evaluating BLU‑554 in our ongoing Phase 1 clinical trial in patients with advanced HCC and BLU-667 in our ongoing Phase 1 ARROW clinical trial in patients with NSCLC, MTC and other advanced solid tumors.

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

The precise incidence and/or prevalence for SM, GIST, HCC, RET-driven NSCLC, RET-driven MTC and fibrodysplasia ossificans progressive, or FOP, are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. We estimate that in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan, or the Major Markets, there are approximately: (i) 20,700 patients with SM, including 2,600 patients with advanced SM, 1,800 patients with SSM and 16,300 patients with ISM; (ii) 500 patients with PDGFRα D842V-driven GIST; (iii) 24,100 patients with GIST, including approximately 19,300 patients with KIT-driven GIST; (iv) 28,100 first and second line patients with FGFR4-activated HCC; (v) 10,200 patients with RET-driven NSCLC and approximately 780 patients with RET-driven MTC; and (vi) 1,100 patients with FOP.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If avapritinib receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin, a multi-kinase inhibitor with KIT D816V inhibitory activity that was approved in April 2017 by the FDA for the treatment of advanced SM. If avapritinib receives marketing approval for third line advanced GIST, it will face competition from Bayer AG’s regorafenib, and if avapritinib receives marketing approval for second line advanced GIST, it will face competition from Pfizer Inc.’s sunitinib. In addition, if avapritinib receives marketing approval for advanced SM, GIST and/or for GIST patients with the PDGFRα D842V mutation, it may face competition from other drug candidates in development for these indications, including drug candidates in development by AB Science S.A., Allokos Inc., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Deciphera Pharmaceuticals, LLC and Plexxikon Inc., a wholly-owned subsidiary of Daiichi Sankyo Company, Limited. If BLU-554 receives marketing approval for patients with FGFR4-activated HCC, it will face competition from Bristol-Myers Squibb Company’s nivolumab, an immune checkpoint inhibitor, which was approved in September 2017 by the FDA for the treatment of HCC, as well as sorafenib and regorafenib, multi-kinase inhibitors approved for the treatment of HCC. In addition, BLU-554 may face competition from other drug candidates in development by Abbisko Therapeutics Co., Ltd, AstraZeneca plc, Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Incyte Corporation, Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd., U3 Pharma GmbH, a wholly-owned subsidiary of Daiichi Sankyo Company, Limited, and Xoma Ltd. If BLU‑667 receives marketing approval for patients with RET-driven cancers, it may face competition from other drug candidates in development, including drug candidates in development by ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Loxo Oncology, Inc., Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. and Roche, as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, ponatinib, sorafenib, sunitinib and vandetinib. If BLU-782 receives marketing approval for FOP, it may face competition from drug candidates in development by BioCryst Pharmaceuticals, Inc., Clementia Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.

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

We may also be restricted under our collaboration agreements with Roche and CStone from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

In addition, our collaborations with Roche and CStone, as well as any future collaborations that we enter into, may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. For example, in the fourth quarter of 2017, Alexion terminated our collaboration related to fibrodysplasia ossificans progressive for convenience following a strategic review by Alexion of its research and development portfolio. Any termination or expiration of our collaboration agreements with Roche and CStone or any future collaboration agreement could adversely affect us financially or harm our business reputation.

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

As of July 15, 2018, we owned nine issued U.S. patents, three issued foreign patents, three pending U.S. non-provisional patent applications, one pending U.S. provisional patent application, 39 foreign patent applications and one pending Patent Cooperation Treaty, or PCT, patent application directed to our KIT program, including avapritinib. Our foreign patent filings are in a number of jurisdictions, including Australia, Argentina, Brazil, Bolivia, Canada, China, the European Union, Hong Kong, Israel, India, Japan, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, South Korea, Taiwan, Uruguay and Venezuela. Any U.S. or ex‑U.S. patents issuing from the pending applications covering avapritinib will have a statutory expiration date between October 2034 and November 2038. Patent term adjustments or patent term extensions could result in later expiration dates.

As of July 15, 2018, we owned six issued U.S. patents, two pending U.S. non-provisional patent applications, four issued foreign patents, 39 pending foreign patent applications and one pending PCT patent application directed to our FGFR4 program, including BLU-554. Our foreign patent filings are in a number of jurisdictions, including Argentina, Australia, Bolivia, Brazil, Canada, China, Egypt, the European Union, Hong Kong, Israel, India, Indonesia, Japan, South Korea, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, Taiwan, Thailand, Uruguay, Venezuela and Vietnam. Any U.S. or ex‑U.S. patent issuing from the pending applications covering BLU‑554 will have a statutory expiration date between July 2033 and September 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

As of July 15, 2018, we owned five pending U.S. non-provisional patent applications, four pending PCT applications, 27 pending foreign patent applications and three pending U.S. provisional patent applications directed to our RET program, including BLU-667. Our foreign patent filings are in a number of jurisdictions, including Argentina, Australia, Brazil, Canada, China, Chile, Ecuador, Eurasia, the European Union, Israel, India, Japan, Lebanon, Malaysia, Mexico, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, Thailand, the United Arab Emirates and Uruguay. Any U.S. or ex-U.S. patent issuing from the pending applications covering BLU-667 will have a statutory expiration date between November 2036 and April 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

As of July 15, 2018, we owned one pending U.S. patent application, one pending U.S. provisional patent application and one pending PCT international application directed to our ALK2 program, including BLU-782, which, if issued, will have statutory expiration dates of April 2037 or October 2038.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of July 15, 2018, we owned ten pending U.S. patent applications and ten pending European Union patent applications directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same methods or formulations or the same subject matter, in either case, that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first-to-file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty. For example, we are aware of patents owned by third parties that have generic composition of matter and method of treatment claims that may cover BLU‑554 or generic method of treatment claims that may cover BLU-667. If the claims of any of these third-party patents are asserted against us, we do not believe BLU‑554, BLU-667 or our proposed activities related to such compounds would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates and technology, including interference proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our drugs are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to kinase inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of patents owned by third parties that have generic composition of matter and method of treatment claims that may cover BLU‑554 or generic method of treatment claims that may cover BLU-667. If the claims of any of these third-party patents are asserted against us, we do not believe BLU‑554, BLU-667 or our proposed activities related to such compounds would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our drug candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us. Without such a license, we could be forced, including by court order, to cease developing and commercializing the infringing technology or drug candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed such third-

party patent rights. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business.

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

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our drug candidates if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate such technologies or features would have a material adverse effect on our business and may prevent us from successfully commercializing our drug candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our drug candidates, which would have an adverse effect on our business, results of operations and financial condition.

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

As of July 15, 2018, we had 181 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Our stock price has been and may in the future be subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $109.00 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through July 31, 2018. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

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

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*†	License and Collaboration Agreement, dated June 1, 2018, between the Registrant and CStone Pharmaceuticals
10.2*#	Form of non-qualified stock option agreement for employees under 2015 Stock Option and Incentive Plan
10.3*#	Form of non-qualified stock option agreement for consultants under 2015 Stock Option and Incentive Plan
10.4*#	Form of restricted stock unit award agreement for employees under 2015 Stock Option and Incentive Plan
10.5*#	Form of restricted stock unit award agreement for non-employee directors under 2015 Stock Option and Incentive Plan
10.6*#	Form of restricted stock unit award agreement for consultants under 2015 Stock Option and Incentive Plan
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.
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