Form 10-Q
period 2018-09-30
Blueprint Medicines Corp
filed 2018-10-30
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

_____________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on October 26, 2018: 43,950,375

Unless otherwise stated, all references to “us,” “our,” “Blueprint,” “Blueprint Medicines,” “we,” the “Company” and similar designations in this Quarterly Report on Form 10-Q refer to Blueprint Medicines Corporation and its consolidated subsidiaries.

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
•

the potential benefits of our existing cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. and our collaboration with CStone Pharmaceuticals, as well as our ability to maintain these collaborations and establish other strategic collaborations;

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$78,641	$400,304
Investments, available-for-sale	480,995	273,052
Prepaid expenses and other current assets	6,021	12,149
Total current assets	565,657	685,505
Property and equipment, net	29,720	24,363
Restricted cash	5,154	4,555
Other assets	5,579	1,314
Total assets	$606,110	$715,737
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	3,988	3,744
Accrued expenses	45,181	30,541
Current portion of deferred revenue	5,119	5,373
Current portion of lease incentive obligation	1,714	1,714
Current portion of term loan payable	277	1,518
Total current liabilities	56,279	42,890
Deferred rent, net of current portion	4,906	4,129
Deferred revenue, net of current portion	42,081	30,000
Lease incentive obligation, net of current portion	13,332	14,617
Other long term liabilities	216	131
Total liabilities	116,814	91,767
Commitments (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 43,945,316 and 43,577,526 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively;	44	43
Additional paid-in capital	1,006,812	979,785
Accumulated other comprehensive loss	(337)	(269)
Accumulated deficit	(517,223)	(355,589)
Total stockholders’ equity	489,296	623,970
Total liabilities and stockholders’ equity	$606,110	$715,737

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Collaboration revenue	$1,095	$8,068	$43,488	$19,798
Operating expenses:
Research and development	64,562	39,300	173,089	101,058
General and administrative	12,041	7,378	34,285	19,894
Total operating expenses	76,603	46,678	207,374	120,952
Other income (expense):
Other income, net	2,799	954	7,635	2,240
Interest expense	(14)	(47)	(69)	(178)
Total other income	2,785	907	7,566	2,062
Net loss	$(72,723)	$(37,703)	$(156,320)	$(99,092)
Other comprehensive loss:
Unrealized gain (loss) on investments	44	89	(68)	(147)
Comprehensive loss	$(72,679)	$(37,614)	$(156,388)	$(99,239)
Net loss per share — basic and diluted	$(1.66)	$(0.96)	$(3.57)	$(2.67)
Weighted-average number of common shares used in net loss per share — basic and diluted	43,915	39,130	43,825	37,053

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017 (as adjusted)
Operating activities
Net loss	$(156,320)	$(99,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,076	1,187
Stock-based compensation	21,702	8,818
Accretion of premiums and discounts on investments	(2,934)	(34)
Other	10	27
Changes in assets and liabilities:
Unbilled accounts receivable	(345)	142
Prepaid expenses and other current assets	6,421	(172)
Other assets	(4,265)	(800)
Accounts payable	244	(125)
Accrued expenses	18,926	9,076
Deferred revenue	6,512	(10,463)
Deferred rent	(454)	6,321
Net cash used in operating activities	(107,427)	(85,115)
Investing activities
Purchases of property and equipment	(12,252)	(4,932)
Purchases of investments	(648,902)	(315,288)
Maturities of investments	443,825	198,000
Net cash used in by investing activities	(217,329)	(122,220)
Financing activities
Principal payments on loan payable	(1,250)	(2,000)
Principal payments on capital lease obligations	(120)	—
Payment of offering costs	(281)	(923)
Proceeds from public offering of common stock, net of commissions and underwriting discounts	—	216,200
Proceeds from issuance of common stock, net of repurchases	5,341	2,818
Net cash provided by financing activities	3,690	216,095
Net (decrease) increase in cash, cash equivalents, and restricted cash	(321,066)	8,760
Cash, cash equivalents, and restricted cash at beginning of period	405,072	53,336
Cash, cash equivalents, and restricted cash at end of period	$84,006	$62,096
Supplemental cash flow information
Public offering costs incurred but unpaid at period end	$—	$100
Property and equipment purchases unpaid at period end	$128	$3,196
Cash paid for interest	$61	$125

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	September 30,	September 30,
	2018	2017
Cash and cash equivalents	$78,641	$57,329
Restricted cash included in prepaid expenses and other current assets	211	-
Restricted cash	5,154	4,767
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	84,006	62,096

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

As of September 30, 2018, the Company had cash, cash equivalents and investments of $559.6 million. Based on the Company’s current plans, the Company believes its existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under its existing collaborations with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche) and CStone Pharmaceuticals (CStone), will be sufficient to enable it to fund its operating expenses and capital expenditure requirements into the second half of 2020.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, except as noted below with respect to the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606). In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

Due to the underwritten public offerings completed on April 4, 2017, and December 15, 2017, there was a significant increase in shares outstanding in the year ended December 31, 2017, which impacts the period-over-period comparability of the Company’s net loss per share calculations.

The condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries, Blueprint Medicines Security Corporation and Blueprint Medicines (Switzerland) GmbH. All intercompany transactions have been eliminated in consolidation.

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

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: (a) the performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

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

For a complete discussion of accounting for collaboration revenues, see Note 7, “Collaborations.”

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

For a complete discussion of accounting for collaboration revenues, see Note 7, “Collaborations.”

Other than as described above with respect to revenue recognition, there have been no significant changes to the Company’s critical accounting policies discussed in its Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

      From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its condensed consolidated financial statements and disclosures.

Revenue recognition

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. ASU No. 2014-09 superseded the revenue recognition requirements in ASC 605 and created ASC 606 described above. Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method.

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

	Impact of ASC 606 Adoption on Condensed Consolidated Balance Sheet as of September 30, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Deferred revenue, current portion	$5,119	$(175)	$5,294
Deferred revenue, net of current portion	$42,081	$15,831	$26,250
Accumulated deficit	$(517,223)	$(15,656)	$(501,567)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended September 30, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Collaboration revenue	$1,095	$(49)	$1,144
Net loss	$(72,723)	$(49)	$(72,674)
Net loss per share - basic and diluted	$(1.66)	$(0.01)	$(1.65)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss for the Nine Months Ended September 30, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Collaboration revenue	$43,488	$(10,341)	$53,829
Net loss	$(156,320)	$(10,341)	$(145,979)
Net loss per share - basic and diluted	$(3.57)	$(0.24)	$(3.33)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Net Loss	$(156,320)	$(10,341)	$(145,979)
Changes in deferred revenue	$6,512	$2,683	$3,829

The most significant change to the Company’s accounting for revenue as a result of the adoption of ASC 606 relates to its revenue recognition pattern under step (v) above for the Company’s collaboration and license agreement with Roche (as amended, the Roche agreement). Under ASC 605, the Company was recognizing the revenue allocated to each unit of accounting on straight‑line basis over the period the Company expected to complete its obligations. Under ASC 606, the Company is recognizing the revenue allocated to each performance obligation measuring progress using an input method over the period the Company expects to complete each performance obligation. ASC 606 also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For further discussion of the adoption of this standard, see Note 7, “Collaborations.”

Leasing

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new standard establishes a right-of-use (ROU) model that requires all lessees to recognize ROU assets and liabilities on their balance sheet that arise from leases with terms longer than 12 months as well as provide disclosures with respect to certain qualitative and quantitative information related to their leasing arrangements. This new standard will become effective for the Company on January 1, 2019.

The FASB subsequently issued the following amendments to ASU 2016-02, Leases (Topic 842), which have the same effective date and transition date of January 1, 2019:

•	ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends certain narrow aspects of the guidance issued in ASU 2016-02; and

•

ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for a transition approach to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as well as an additional practical expedient for lessors to not separate non-lease components from the associated lease component.

The Company is in the process of reviewing its existing lease contracts and continues to evaluate the impact that these new leasing standards may have on its consolidated results of operations, financial position and disclosures. The Company expects that the adoption of the new leasing standards will result in the recognition of material ROU assets and liabilities in its condensed consolidated balance sheets. The Company does not expect the adoption of the new leasing standards will have a material impact to its condensed consolidated statements of income.

The Company will adopt the new leasing standards using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019.

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

Cash equivalents and investments, available-for-sale, consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$78,641	$—	$—	$78,641
Investments, available-for-sale:
U.S. treasury obligations	481,332	—	(337)	480,995
Total	$559,973	$—	$(337)	$559,636

	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$400,304	$—	$—	$400,304
Investments, available-for-sale:
U.S. treasury obligations	273,321	—	(269)	273,052
Total	$673,625	$—	$(269)	$673,356

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three and nine months ended September 30, 2018 and 2017, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

At September 30, 2018, the Company held 60 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2018 was $471.0 million. As of September 30, 2018, there were 2 securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the

Company determined it did not hold any investments with an other-than-temporary impairment as of September 30, 2018.

No available-for-sale securities held as of September 30, 2018 or December 31, 2017 had remaining maturities greater than one year.

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

Financial instruments measured at fair value as of September 30, 2018 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$78,641	$78,641	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	480,995	480,995	—	—
Total	$559,636	$559,636	$—	$—

Financial instruments measured at fair value as of December 31, 2017 are classified below based on the fair value hierarchy described above:

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$400,304	$400,304	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	273,052	273,052	—	—
Total	$673,356	$673,356	$—	$—

The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because the Company’s interest rate yield approximates current market rates. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

5. Restricted Cash

At September 30, 2018 and December 31, 2017, $5.4 million and $4.8 million, respectively, of the Company’s cash is restricted by a bank related to security deposits for the lease agreements for the Company’s current and former corporate headquarters.

For additional information on these security deposits, see Note 11, Commitments.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
External research and development	$31,239	$17,493
Employee compensation	6,590	5,766
Accrued professional fees	4,005	1,394
Property and equipment costs	1,192	4,176
Pre-commercial accrual	647	261
Other	1,508	1,451
	$45,181	$30,541

7. Collaborations

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

The Company evaluated the CStone agreement to determine whether it is a collaborative arrangement for purposes of ASC 808. The Company determined that there were two material components of the CStone agreement: (i) the CStone territory-specific license and related activities in the CStone territory, and (ii) the parties’ participation in global development of the licensed products. The Company concluded that the CStone territory-specific license and related activities in the CStone territory are not within the scope of ASC 808 because the Company is not exposed to significant risks and rewards. The Company concluded that CStone is a customer with regard to the component that includes the CStone territory-specific license and related activities in CStone territory, which include manufacturing. For the parties’ participation in global development of the licensed products, the Company concluded that the research and development activities and cost-sharing payments related to such activities are within the scope of ASC 808 as both parties are active participants exposed to the risk of the activities under the CStone agreement. The Company concluded that CStone is not a customer with regard to the global development component in the context of the CStone agreement. Therefore, payments received by the Company for global development activities under the CStone agreement, including manufacturing, will be accounted for as a reduction of related expenses. Accordingly, the Company recorded a reduction of expenses of $0.3 million for the three and nine months ended September 30, 2018.

The Company evaluated the CStone territory-specific license and related activities in the CStone territory under ASC 606 as these transactions are considered transactions with a customer. The Company identified the following material promises under the arrangement: (1) the three exclusive licenses granted in the CStone territory to develop, manufacture and commercialize the three licensed products; (2) the initial know-how transfer for each licensed product; (3) manufacturing activities related to development and commercial supply of the licensed products; (4) participation in the joint steering committee (JSC) and joint project teams (JPT); (5) regulatory responsibilities; and (6) manufacturing technology and continuing know-how transfers. The Company determined that each licensed product is distinct from the other licensed products. In addition, the Company determined that the exclusive licenses and initial know-how transfers for each licensed product were not distinct from each other, as each exclusive license has limited value without the corresponding initial know-how transfer. For purposes of ASC 606, the Company determined that that participation on the JSC and JPTs, the regulatory responsibilities and the manufacturing technology and continuing know-how transfers are qualitatively and quantitatively immaterial in the context of the CStone agreement and therefore are excluded from performance obligations. As such, the Company determined that these six material promises, described above, should be combined into one performance obligation for each of the three candidates.

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

The Company satisfied the performance obligations upon delivery of the licenses, initial know-how transfers and product trademark and recognized the upfront payment of $40.0 million as revenue during the second quarter of 2018. No revenue was recognized during the three months ended September 30, 2018 and there was no deferred revenue associated with the CStone agreement as of September 30, 2018.

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

During the second quarter of 2018, the Company achieved and received a milestone payment of $10.0 million related to the Roche agreement, and it became probable that a significant reversal of cumulative revenue would not occur for the $10.0 million research milestone achieved. At such time, the associated consideration was added to the estimated transaction price and allocated to the existing performance obligation. The Company recognized a cumulative catch-up of $1.2 million to revenue for this developmental milestone during the second quarter of 2018, representing the amount that would have been recognized had the milestone payment been included in the transaction price from the outset of the arrangement. The remaining balance is being recognized in the same manner as the remaining, unrecognized transaction price over the remaining research and development period until the performance obligation is satisfied.

The Company recognized revenue that was previously deferred of $1.1 million and $3.5 million during three and nine months ended September 30, 2018, respectively, related to both the upfront and milestone payments. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.

Through September 30, 2018, the Company had recognized, in the aggregate, $7.8 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Roche agreement. Deferred revenue related to the Roche agreement amounted to $42.1 million as of September 30, 2018, of which $5.1 million is included in current liabilities.

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

Pursuant to the Alexion agreement, the Company was responsible for research and pre-clinical development activities related to any drug candidates, and Alexion was responsible for all clinical development, manufacturing and commercialization activities related to any drug candidates. In addition, Alexion was responsible for funding 100% of the Company’s research and development costs incurred under the research plan, including pass through costs and a negotiated yearly rate per full time equivalent for its employees’ time and their associated overhead expenses. Prior to the termination, the Company had received an aggregate amount of $18.8 million in upfront and milestone payments, which consistent of a $15.0 million non-refundable upfront payment in March 2015 upon execution of the Alexion agreement and an aggregate amount of $3.8 million in pre-clinical milestone payments. As a result of the termination of the Alexion agreement, the Company was not entitled to receive payment from Alexion for any research and development expenses incurred after the effective date of termination.

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

The Company determined that the license did not have value to Alexion on a stand-alone basis due to the specialized nature of the research services to be provided by the Company that are not available in the marketplace. Therefore, the deliverables were not separable and, accordingly, the license, undelivered research and development activities and JSC and JPT participation were a single unit of accounting. The Company recognized revenue for the $15.0 million upfront payment and a $1.8 million non-substantive milestone payment utilizing the proportional performance model over the period of performance, which ended October 24, 2017.

The Company recognized the remaining $2.0 million substantive milestone payments upon achievement.

As a result of the termination, the Company did not recognize revenue under the Alexion agreement during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017 the Company recognized revenue under the Alexion agreement of $6.7 million and $15.6 million, respectively, which represents $3.4 million and $9.3 million, respectively, of reimbursable research and development costs.

8. Term Loan

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

Future minimum payments, which include principal and interest due under the term loan, are $0.3 million, in the aggregate, for the remainder of 2018.

9. Stock-based compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2018, the number of shares reserved for issuance under the 2015 Plan was increased by 1,743,101 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. At September 30, 2018, there were 1,983,374 shares available for future grant under the 2015 Plan.

Stock options

       The following table summarizes the stock option activity for the nine months ended September 30, 2018:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2017	3,304,166	$22.45
Granted	1,610,370	78.91
Exercised	(362,218)	13.65
Canceled	(93,810)	52.55
Outstanding at September 30, 2018	4,458,508	$42.93
Exercisable at September 30, 2018	1,942,891	$20.93

At September 30, 2018, the total unrecognized compensation expense related to unvested stock option awards was $91.6 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted stock units

       The following table summarizes the restricted stock units activity for the nine months ended September 30,2018:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested shares at December 31, 2017	—	$—
Granted	12,195	66.09
Vested	—	—
Forfeited	—	—
Unvested shares at September 30, 2018	12,195	66.09

At September 30, 2018, the total unrecognized compensation expense related to unvested restricted stock units was $0.8 million, which we expect to recognize over a weighted-average period of approximately 3.8 years.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2018, the number of shares reserved for issuance under the 2015 ESPP was increased by 435,775 shares. The Company issued 5,572 shares and 7,703 shares under the ESPP during the nine months ended September 30, 2018 and 2017, respectively.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $8.4 million and $21.7 million for the three and nine months ended September 30, 2018, respectively.  The Company recognized stock-based compensation expense totaling $3.6 million and $8.8 million for the three and nine months ended September 30, 2017, respectively. Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock options	$8,278	$3,538	$21,468	$8,667
Restricted stock units	42	—	42	—
Employee stock purchase plan	71	61	192	151
Total stock-based compensation expense	$8,391	$3,599	$21,702	$8,818

Stock‑based compensation expense by classification within the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$4,770	$1,811	$12,054	$4,433
General and administrative	3,621	1,788	9,648	4,385
Total stock-based compensation expense	$8,391	$3,599	$21,702	$8,818

10. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the dilutive net loss per share calculation, stock options, unvested restricted stock units and ESPP shares are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti‑dilutive; therefore, basic and diluted net loss per share were the same for all periods presented as a result of the Company’s net loss.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti‑dilutive effect.

	Nine Months Ended
	September 30,
	2018	2017
Stock options	4,458,508	3,350,223
Restricted stock units	12,195	—
ESPP shares	5,860	9,417
Total common stock equivalents	4,476,563	3,359,640

The weighted average number of common shares used in net loss per share on a basic and diluted basis were 43,915,376 and 39,130,101 for the three months ended September 30, 2018 and 2017, respectively. The weighted average number of common shares used in net loss per share on a basic and diluted basis were 43,824,773 and 37,053,202 for the nine months ended September 30, 2018 and 2017, respectively.

11. Commitments

38 Sidney Street

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space at 38 Sidney Street in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The initial term of the lease agreement will expire on October 31, 2022, unless terminated sooner. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the initial seven-year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The Company is recording rent expense on a straight-line basis through the end of the lease term. The Company has recorded deferred rent on the consolidated balance sheet at September 30, 2018, accordingly. The lease provided the Company with an allowance for leasehold improvements of $4.3 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is included in lease incentive obligations on the balance sheet. The lease agreement required the Company to pay a security deposit of $1.3 million, of which $0.2 million was released in February 2018.  The remaining $1.1 million is recorded in restricted cash on the Company’s balance sheet as of September 30, 2018, and an additional $0.2 million is due to be released in October 2018 in accordance with the terms of the lease agreement.

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

45 Sidney Street

On April 28, 2017, the Company entered into a lease agreement for approximately 99,833 rentable square feet of office and laboratory space located at 45 Sidney Street in Cambridge, Massachusetts. The initial term of the lease agreement commenced on October 1, 2017 and will expire on November 30, 2029, unless terminated sooner. The lease agreement also provides the Company with an option to extend the lease agreement for two consecutive five-year periods at the then fair market annual rent, as defined in the lease agreement, as well as a right of first offer with respect to leasing additional space adjacent to the existing leased premises. During the initial term of the lease agreement, the Company has agreed to pay an initial annual base rent of approximately $7.7 million, which increases annually until it reaches approximately $10.6 million in the last year of the initial term. The Company is recording rent expense on a straight-line basis through the end of the lease term. The Company has recorded deferred rent on the consolidated balance sheet at September 30, 2018 accordingly. The landlord has also agreed to provide the Company with a tenant improvement allowance of approximately $14.2 million for improvements to be made to the premises. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The lease agreement required the Company to pay a security deposit of $3.5 million, which is recorded in restricted cash on the Company’s balance sheet.

On September 19, 2018, the Company entered into an amendment to the lease agreement for its office and laboratory space located at 45 Sidney Street in Cambridge, Massachusetts to expand the rentable square footage from approximately 99,833 square feet to approximately 139,216 square feet. The initial term of the lease with respect to the expansion premises will commence on March 1, 2019 and will expire on November 30, 2029, unless terminated sooner. Pursuant to the lease amendment, the date on which the Company will become responsible for paying rent with respect to the expansion space will be the earlier of (i) the date upon which the Company first occupies the expansion premises for business purposes or (ii) July 1, 2019. The Company currently anticipates the rent commencement date for the expansion premises will be approximately July 1, 2019. The Company has agreed to pay an initial annual base rent of approximately $3.2 million for the expansion premises, which increases annually until it reaches approximately $4.2 million in the last year of the initial term for the expansion premises. Pursuant to the lease amendment, the landlord has also agreed to provide the Company with a tenant improvement allowance of approximately $3.2 million for improvements to be made to the expansion premises. The lease amendment required the Company to pay an additional security deposit of $0.8 million to the landlord for the expansion premises, which is recorded in restricted cash on the Company’s balance sheet.

For the three months ended September 30, 2018 and 2017, rent expense was $1.7 million and $2.4 million, respectively. For the nine months ended September 30, 2018 and 2017, rent expense was $5.6 million and $3.9 million, respectively.

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

Our most advanced drug candidates are avapritinib, BLU-554 and BLU-667. Our lead drug candidate, avapritinib, is an orally available, potent and highly selective inhibitor that targets KIT and PDGFRα mutations. These mutations abnormally activate receptor tyrosine kinases that are drivers of cancer and proliferative disorders, including gastrointestinal stromal tumors, or GIST, and systemic mastocytosis, or SM. GIST is a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract, or GI tract, and SM is a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure. We are currently evaluating avapritinib for the treatment of GIST in an ongoing Phase 1 clinical trial in advanced GIST, which we refer to as our NAVIGATOR trial, and an ongoing global, randomized Phase 3 clinical trial for avapritinib compared to regorafenib in third-line GIST, which we refer to as our VOYAGER trial. We plan to present updated data from our ongoing NAVIGATOR trial at the Connective Tissue Oncology Society Annual Meeting on November 15, 2018. We plan to submit a new drug application for avapritinib for the treatment of PDGFRα Exon 18 mutant GIST and fourth-line GIST in the first half of 2019. In addition, we are currently evaluating avapritinib for the treatment of SM in an ongoing Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and we have initiated screening for our registration‑enabling Phase 2 clinical trial of avapritinib in advanced SM, which we refer to as our PATHFINDER trial. We anticipate initiating a registration‑enabling Phase 2 clinical trial of avapritinib in patients with indolent SM and smoldering SM by the end of 2018, which we refer to as our PIONEER trial.

BLU-554 is an orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. We are currently evaluating BLU-554 in an ongoing Phase 1 clinical trial in patients with advanced HCC. In September 2018, we and CStone Pharmaceuticals, or CStone, submitted an investigational new drug, or IND, application for BLU-554 to Chinese health authorities, and subject to approval of the IND application, we and CStone plan to expand our ongoing Phase 1 clinical trial of BLU-554 to include clinical sites in Mainland China in the first half of 2019. In addition, we and CStone plan to initiate a proof-of-concept clinical trial in the CStone territory evaluating BLU-554 in combination with CS1001, a clinical stage anti-programmed death ligand-1 immunotherapy being developed by CStone, as a first-line therapy for the treatment of patients with HCC.

BLU-667 targets RET, a receptor tyrosine kinase that is abnormally activated by mutations or fusions, and RET resistance mutations that we predict will arise from treatment with first generation therapies. RET drives disease in subsets of patients with non-small cell lung cancer, or NSCLC, and cancers of the thyroid, including medullary thyroid carcinoma, or MTC, and papillary thyroid cancer, and our research suggests that RET may drive disease in subsets of patients with colon cancer, breast cancer and other cancers. We are currently evaluating BLU-667 in an ongoing Phase 1 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as our ARROW trial. We plan to present updated data from the ongoing ARROW trial in the first half of 2019. Based on written feedback from the FDA, we plan to submit an NDA for BLU-667 in the first half of 2020 based on additional data from the ongoing ARROW trial and currently expect the NDA submission will be for separate potential indications: (1) patients with RET-fusion positive NSCLC and papillary thyroid cancer who have progressed following prior systemic therapy and (2) patients with RET-mutant MTC who have progressed following treatment with a tyrosine kinase inhibitor, or TKI.

In addition, in the fourth quarter of 2017, we nominated a development candidate, BLU-782, for our discovery program targeting the kinase ALK2 for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare genetic disease caused by mutations in the ALK2 gene, ACVR1. We plan to file an IND application for BLU-782 by the end of 2018, and subject to approval of the IND application, we plan to initiate a Phase 1 clinical trial in healthy volunteers in the first quarter of 2019. Upon completion of the Phase 1 clinical trial, we plan to advance BLU-782 into a registration-enabling Phase 2 clinical trial in patients with FOP.

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

In January 2016, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to avapritinib for the treatment of GIST and mastocytosis, in July 2017, the European Medicines Agency, or EMA, granted orphan drug designation to avapritinib for the treatment of GIST, and in October 2018, the EMA granted orphan drug designation to avapritinib for the treatment of mastocytosis. In October 2016, the FDA granted fast track designation to avapritinib for (i) the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second TKI and (ii) the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. In addition, in June 2017, the FDA granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRα D842V mutation, and in October 2018, the FDA granted breakthrough therapy designation to avapritinib for the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia. In September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC, and in April 2018, the FDA granted orphan drug designation to BLU-667 for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing drug substance and drug product material for use in pre-clinical studies and clinical trials, conducting pre-

clinical studies and commencing clinical development and pre-commercial activities. We do not have any drugs approved for sale and have not generated any revenue from drug sales.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through September 30, 2018, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017 and December 2017 follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $55.0 million in upfront and milestone payments under our existing collaboration with Roche, a $40.0 million upfront payment under our existing collaboration with CStone and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net losses were $156.3 million for the nine months ended September 30, 2018 and $148.1 million, $72.5 million and $52.8 million for the years ended December 31, 2017, 2016 and 2015. As of September 30, 2018, we had an accumulated deficit of $517.2 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

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

Financial Operations Overview

Revenues

To date, we have not generated any revenue from drug sales. Our revenue consists of collaboration revenue under our former collaboration with Alexion, which was terminated in October 2017, and our existing collaborations with Roche and CStone, including amounts that are recognized related to upfront payments, milestone payments and amounts due to us for research and development services. In the future, revenue may include additional milestone payments and royalties on any net product sales under our collaborations with Roche and CStone. As a result of the termination of our Alexion collaboration, we will not be entitled to receive any future payments from Alexion for any research and development expenses or milestones. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development services and related reimbursements, payments for manufacturing services, and milestone and other payments.

In the future, subject to obtaining marketing approval for one or more of our drug candidates, we expect to generate revenue from a combination of product sales, royalties on product sales and cost reimbursements, as well as upfront, milestone and royalty payments, if any, under any current or future collaborations.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our drug candidates, which include:

•	employee‑related expenses including salaries, benefits, and stock‑based compensation expense;
•	expenses incurred under agreements with third parties that conduct research and development, pre-clinical activities, clinical activities and manufacturing on our behalf;
•	expenses incurred under agreements with third parties for the development and commercialization of companion diagnostic tests;
•	the cost of consultants;
•	the cost associated with regulatory quality assurance and quality control operations;
•	reimbursable costs to our partners for collaborative activities;
•	the cost of lab supplies and acquiring, developing and manufacturing pre-clinical study materials, clinical trial materials and commercial supply materials; and
•

facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, and other operating costs in support of research and development activities.

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

The following table summarizes our external research and development expenses by program for the three and nine months ended September 30, 2018 and 2017. Other development and pre‑development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Avapritinib external expenses	$21,409	$13,659	$60,623	$30,543
BLU-554 external expenses	2,219	3,882	9,226	11,644
BLU-667 external expenses	11,968	3,634	26,424	8,193
BLU-782 external expenses	2,891	—	7,772	—
Other development and pre-development candidate expenses and unallocated expenses	12,856	10,813	33,924	30,596
Internal research and development expenses	13,219	7,312	35,120	20,082
Total research and development expenses	$64,562	$39,300	$173,089	$101,058

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials and preparing regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and drug product and drug substance manufacturing expenses for current and future clinical trials. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our collaboration with Roche, development activities under our collaboration with CStone and development activities for companion diagnostic tests.

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

We expect that our general and administrative expenses will increase in the future to support continued research and development activities, including as we continue our existing clinical trials and initiate additional clinical trials, as well as pre-commercial development activities, and establishing a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval. These increases will likely include increased costs related to the hiring of additional personnel, legal, auditing and filing fees and general compliance and consulting expenses, among other expenses. We have incurred and will continue to incur additional costs associated with operating as a public company and expanding the scope of our operations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,
	2018	2017	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$1,095	$8,068	$(6,973)	(86)%
Operating expenses:
Research and development	64,562	39,300	25,262	64

General and administrative	12,041	7,378	4,663	63
Total operating expenses	76,603	46,678	29,925	64
Other income (expense):
Other income (expense), net	2,799	954	1,845	193
Interest expense	(14)	(47)	33	(70)
Total other income	2,785	907	1,878	207
Net loss	$(72,723)	$(37,703)	$(35,020)	(93)%

Collaboration Revenue

Collaboration revenue decreased by $7.0 million from $8.1 million for the three months ended September 30, 2017 to $1.1 million for the three months ended September 30, 2018. Collaboration revenue for the three months ended September 30, 2018 was related to the Roche agreement. Collaboration revenue for the three months ended September 30, 2017 was related to the Alexion and Roche agreements. We recorded collaboration revenue of $1.1 million and $1.4 million under the Roche agreement for the three months ended September 30, 2018 and September 30, 2017, respectively. We recorded collaboration revenue of $6.7 million under the Alexion agreement for the three months ended September 30, 2017. As a result of the termination of the Alexion agreement during 2017, we did not recognize any revenue under the Alexion agreement during the three months ended September 30, 2018. We adopted ASC 606 effective January 1, 2018 under the modified retrospective transition method, which impacts the year-over-year comparability of our collaboration revenue.

Research and Development Expense

Research and development expense increased by $25.3 million from $39.3 million for the three months ended September 30, 2017 to $64.6 million for the three months ended September 30, 2018. The increase in research and development expense was primarily related to the following:

•	approximately $11.3 million in increased expenses for clinical activities as we advance avapritinib and BLU-667 further through clinical trials;
•

approximately $7.2 million in increased personnel expense, primarily due to an increase in headcount driven by growth in the clinical and manufacturing organizations and a $3.0 million increase in stock-based compensation expense;

•	approximately $3.3 million in increased expenses associated with clinical and commercial manufacturing activities; and
•	approximately $2.0 million in increased costs related to early discovery activities.

General and Administrative Expense

General and administrative expense increased by $4.6 million from $7.4 million for the three months ended September 30, 2017 to $12.0 million for the three months ended September 30, 2018. The increase in general and administrative expense was primarily related to the following:

•

approximately $2.8 million in increased personnel expenses, primarily due to an increase in general and administrative headcount to support our overall growth as a publicly traded company and a $1.8 million increase in stock-based compensation expense; and

•	approximately $1.1 million in increased professional fees, including pre-commercial planning activities.

Other Income, Net

Other income, net, increased by $1.8 million from $1.0 million of income for the three months ended September 30, 2017 to $2.8 million of income for the three months ended September 30, 2018. The increase in other income, net, was primarily related to an increase in investment income due to higher average investment balances and a higher rate of return on investments during the three months ended September 30, 2018.

Interest Expense

Interest expense decreased by less than $0.1 million from $0.1 million for the three months ended September 30, 2017 to less than $0.1 million for the three months ended September 30, 2018. The decrease was primarily related to a decrease in the average outstanding principle balance under the loan and security agreement with Silicon Valley Bank for the three months ended September 30, 2018. We expect that interest expense will continue to decrease in subsequent periods as the principal amount under the loan decreases.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,
	2018	2017	Dollar Change	% Change

	(in thousands)
Collaboration revenue	$43,488	$19,798	$23,690	120%
Operating expenses:
Research and development	173,089	101,058	72,031	71
General and administrative	34,285	19,894	14,391	72
Total operating expenses	207,374	120,952	86,422	71
Other income (expense):
Other income (expense), net	7,635	2,240	5,395	241
Interest expense	(69)	(178)	109	(61)
Total other income	7,566	2,062	5,504	(267)
Net loss	$(156,320)	$(99,092)	$(57,228)	(58)%

Collaboration Revenue

Collaboration revenue increased by $23.7 million from $19.8 million for the nine months ended September 30, 2017 to $43.5 million for the nine months ended September 30, 2018. Collaboration revenue for the nine months ended September 30, 2018 was related to the Roche and CStone agreements. Collaboration revenue for the nine months ended September 30, 2017 was related to the Alexion and Roche agreements. We recorded collaboration revenue of $3.5 million and $4.2 million under the Roche agreement for the nine months ended September 30, 2018 and September 30, 2017, respectively. We entered into the CStone agreement on June 1, 2018 and recorded collaboration revenue of $40.0 million under the CStone agreement during the nine months ended September 30, 2018. Accordingly, we did not record any collaboration revenue during the nine months ended September 30, 2017 under the CStone agreement. We recorded collaboration revenue of $15.6 million under the Alexion agreement for the nine months ended September 30, 2017. As a result of the termination of the Alexion agreement during 2017, we did not recognize any revenue under the Alexion agreement during the nine months ended September 30, 2018. We adopted ASC 606 effective January 1, 2018 under the modified retrospective transition method, which impacts the year-over-year comparability of our collaboration revenue.

Research and Development Expense

Research and development expense increased by $72.0 million from $101.1 million for the nine months ended September 30, 2017 to $173.1 million for the nine months ended September 30, 2018. The increase in research and development expense was primarily related to the following:

•	approximately $33.2 million in increased expenses for clinical activities as we advance avapritinib and BLU-667 further through clinical trials;
•

approximately $21.0 million in increased personnel expense, primarily due to an increase in headcount driven by growth in the clinical and manufacturing organizations and a $7.6 million increase in stock-based compensation expense;

•	approximately $12.4 million in increased expenses associated with clinical and commercial manufacturing activities; and
•	approximately $3.3 million in increased costs related to early discovery activities.

General and Administrative Expense

General and administrative expense increased by $14.4 million from $19.9 million for the nine months ended September 30, 2017 to $34.3 million for the nine months ended September 30, 2018. The increase in general and administrative expense was primarily related to the following:

•

approximately $8.1 million in increased personnel expenses, primarily due to an increase in general and administrative headcount to support our overall growth as a publicly traded company and a $5.3 million increase in stock-based compensation expense; and

•	approximately $4.5 million in increased professional fees, including pre-commercial planning activities.

Other Income, Net

Other income, net, increased by $5.4 million from $2.2 million of income for the nine months ended September 30, 2017 to $7.6 million of income for the nine months ended September 30, 2018. The increase in other income, net, was primarily related to an increase in investment income due to higher average investment balances and a higher rate of return on investments during the nine months ended September 30, 2018.

Interest Expense

Interest expense decreased by less than $0.1 million from $0.1 million for the nine months ended September 30, 2017 to less than $0.1 million for the nine months ended September 30, 2018. The decrease was primarily related to a decrease in the average outstanding principle balance under the loan and security agreement with Silicon Valley Bank for the nine months ended September 30, 2018. We expect that interest expense will continue to decrease in subsequent periods as the principal amount under the loan decreases.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing.

Through September 30, 2018, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 IPO and December 2016, April 2017 and December 2017 follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments under our former collaboration with

Alexion, $55.0 million in upfront and milestone payments under our existing collaboration with Roche, a $40.0 million upfront payment under our existing collaboration with CStone and $10.0 million in gross proceeds from the debt financing. As a result of the termination of the Alexion agreement, which was effective in October 2017, we will not be entitled to receive payment from Alexion for any additional milestones.

As of September 30, 2018, we had cash, cash equivalents and investments of $559.6 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
Net cash used in operating activities	$(107,427)	$(85,115)
Net cash used in investing activities	(217,329)	(122,220)
Net cash provided by financing activities	3,690	216,095
Net (decrease) increase in cash and cash equivalents	$(321,066)	$8,760

Net Cash Used in Operating Activities. For the nine months ended September 30, 2018, compared to the same period in 2017, the $22.3 million increase in net cash used in operating was primarily due to the increase in net loss during this period of $57.2 million, which was driven by increased payroll and payroll-related expenses and spending on our clinical and pre-clinical stage programs to support overall growth, partially offset by upfront and milestone payments received during the nine months ended September 30, 2018. The net cash flows provided by operating activities for the nine months ended September 30, 2018 reflect a $40.0 million upfront payment received under the CStone agreement and a $10.0 milestone payment received under the Roche agreement. We did not receive any upfront payments or milestones during the nine months ended September 30, 2017.

Net Cash Used in Investing Activities. For the nine months ended September 30, 2018, compared to the same period in 2017, the $95.1 million increase in net cash used in investing activities was primarily due to an increase in net purchase of U.S treasury obligations and purchases of property and equipment mainly related to the relocation of our headquarters.

Net Cash Provided by Financing Activities. For the nine months ended September 30, 2018, compared to the same period in 2017, the $212.4 million decrease in net cash provided by financing activities was primarily due to $216.2 million in net proceeds from our April 2017 follow-on underwritten public offering, after deducting underwriting discounts and commissions and offering expenses paid by us, partially offset by an proceeds received from stock option exercises.

Borrowings

In May 2013, we entered into the loan and security agreement with Silicon Valley Bank. Under the terms of the loan and security agreement, we borrowed $5.0 million. Loan advances under the loan and security agreement accrue interest at a fixed rate of 2.0% above the prime rate. In November 2014, we amended the loan and security agreement and borrowed an additional $5.0 million. Each loan advance included an interest-only payment period. Through September 30, 2018, we have made principal payments of $9.7 million on the $10.0 million of advances. We are required to pay a fee of 4% of the total loan advances at the end of the term of the loan. There are no financial covenants associated with the loan and security agreement. As of September 30, 2018, we had $0.3 million in outstanding principal under the loan and security agreement.

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

See Note 8, “Term Loan,” in the accompanying notes to our unaudited consolidated financial statements for additional information.

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

As of September 30, 2018, we had cash, cash equivalents and investments of $559.6 million. Based on our current plans, we believe our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaborations with Roche and CStone, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. Our future capital requirements will depend on many factors, including:

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

                             Contractual Obligations

      On April 28, 2017, we entered into a lease agreement for approximately 99,833 rentable square feet of office and laboratory space located at 45 Sidney Street in Cambridge, Massachusetts. On September 19, 2018, we entered into an amendment to the lease agreement to expand the rentable square footage from approximately 99,833 square feet to approximately 139,216 square feet. The initial term of the lease with respect to the expansion premises will commence on March 1, 2019 and will expire on November 30, 2029, unless terminated sooner. Pursuant to the lease amendment, the date on which we will become responsible for paying rent with respect to the expansion space will be the earlier of (i) the date upon which we first occupy the expansion premises for business purposes or (ii) July 1, 2019. We currently anticipate the rent commencement date for the expansion premises will be approximately July 1, 2019. We have agreed to pay an initial annual base rent of approximately $3.2 million for the expansion premises, which increases annually until it reaches approximately $4.2 million in the last year of the initial term for the expansion premises. Pursuant to the lease amendment, the landlord has also agreed to provide us with a tenant improvement allowance of approximately $3.2 million for improvements to be made to the expansion premises. The lease amendment required us to pay an additional security deposit of $0.8 million to the landlord for the expansion premises.

As a result, our contractual obligations and commitments increased by approximately $40.0 million from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, we had cash, cash equivalents and investments of $559.6 million, consisting primarily of money market funds and investments in U.S. treasury obligations and U.S government agency securities.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2018 and December 31, 2017, we had minimal liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three or nine months ended September 30, 2018 and 2017.

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

Our management, with the participation of our Chief Executive Officer and Vice President of Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based upon such evaluation, our Chief Executive Officer and Vice President of Finance have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are currently evaluating avapritinib for the treatment of gastrointestinal stromal tumors, or GIST, in an ongoing Phase 1 clinical trial in advanced GIST, which we refer to as our NAVIGATOR trial, and an ongoing global, randomized Phase 3 clinical trial for avapritinib compared to regorafenib in third-line GIST, which we refer to as our VOYAGER trial. In addition, we are currently evaluating avapritinib for the treatment of systemic mastocytosis, or SM, in an ongoing Phase 1 clinical trial for advanced SM, which we refer to as our EXPLORER trial, and we have initiated screening for our registration‑enabling Phase 2 clinical trial of avapritinib in advanced SM, which we refer to as our PATHFINDER trial. In addition, we anticipate initiating a registration‑enabling Phase 2 clinical trial of avapritinib in patients with indolent SM and smoldering SM by the end of 2018, which we refer to as our PIONEER trial. We are currently evaluating BLU‑554 in an ongoing Phase 1 clinical trial in patients with advanced hepatocellular carcinoma, or HCC, and BLU-667 in an ongoing Phase 1 clinical trial in patients with non-small cell lung cancer, or NSCLC, medullary thyroid cancer, or MTC, and other advanced solid tumors, which we refer to as our ARROW trial.

In January 2016, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to avapritinib for the treatment of GIST and mastocytosis, in July 2017, the European Medicines Agency, or EMA, granted orphan drug designation to avapritinib for the treatment of GIST, and in October 2018, the EMA granted orphan drug designation to avapritinib for the treatment of mastocytosis. In October 2016, the FDA granted fast track designation to avapritinib for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor, or TKI, and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. In addition, in June 2017, the FDA granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRα D842V mutation, and in October 2018, the FDA granted breakthrough therapy designation to avapritinib for the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia. In September 2015, the FDA granted orphan drug designation to BLU-554 for the treatment of HCC, and in April 2018, the FDA granted orphan drug designation to BLU-667 for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our drug candidates.

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

Since inception, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing drug substance and drug product material for use in pre-clinical studies and clinical trials, conducting pre-clinical studies and commencing clinical development and pre-commercial activities. To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through September 30, 2018, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017 and December 2017 follow‑on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $55.0 million in upfront and milestone payments under our existing collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, a $40.0 million upfront payment under our existing collaboration with CStone Pharmaceuticals, or CStone, and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net losses were $156.3 million for the nine months ended September 30, 2018 and $148.1 million, $72.5 million and $52.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of September 30, 2018, we had an accumulated deficit of $517.2 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced‑manufacturing expenses. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

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

As of September 30, 2018, we had cash, cash equivalents and investments of $559.6 million. Based on our current plans, we believe our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaborations with Roche and CStone, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

We are currently evaluating avapritinib for the treatment of GIST in our ongoing Phase 1 NAVIGATOR clinical trial in advanced GIST and our ongoing global, randomized Phase 3 VOYAGER clinical trial for avapritinib compared to regorafenib in third-line GIST. In addition, we are currently evaluating avapritinib for the treatment of SM in our ongoing Phase 1 EXPLORER clinical trial for advanced SM, and we have initiated screening for our registration‑enabling Phase 2 PATHFINDER clinical trial for advanced SM. In addition, we anticipate initiating a registration‑enabling Phase 2 clinical trial of avapritinib in patients with indolent SM and smoldering SM by the end of 2018, which we refer to as our PIONEER trial. We are currently evaluating BLU‑554 in our ongoing Phase 1 clinical trial in patients with advanced HCC and BLU-667 in our ongoing Phase 1 ARROW clinical trial in patients with NSCLC, MTC and other advanced solid tumors.

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

A breakthrough therapy designation by the FDA for our drug candidates, including avapritinib, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will receive marketing approval.

In June 2017, the FDA granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRα D842V mutation, and in October 2018, the FDA granted breakthrough therapy designation to avapritinib for the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia. We may also seek breakthrough therapy designation for some of our other drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

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

In October 2016, the FDA granted fast track designation to avapritinib for (i) the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second TKI and (ii) the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy. We may also seek fast track designation for some of our other drug candidates. If a drug is intended for the treatment of a serious or life‑threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received fast track designation for avapritinib for treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRα D842V mutation regardless of prior therapy, or even if we receive fast track designation for our other drug candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Similarly, in the European Union, the European Commission grants orphan drug designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on an orphan drug designation application. Orphan drug designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life‑threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). In addition, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life‑threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If avapritinib receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin, a multi-kinase inhibitor with KIT D816V inhibitory activity that was approved in April 2017 by the FDA for the treatment of advanced SM. If avapritinib receives marketing approval for third line advanced GIST, it will face competition from Bayer AG’s regorafenib, and if avapritinib receives marketing approval for second line advanced GIST, it will face competition from Pfizer Inc.’s sunitinib. In addition, if avapritinib receives marketing approval for advanced SM, GIST and/or for GIST patients with the PDGFRα D842V mutation, it may face competition from other drug candidates in development for these indications, including drug candidates in development by AB Science S.A., Allakos Inc., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Deciphera Pharmaceuticals, LLC and Plexxikon Inc., a wholly-owned subsidiary of Daiichi Sankyo Company, Limited. If BLU-554 receives marketing approval for patients with FGFR4-activated HCC, it will face competition from Bristol-Myers Squibb Company’s nivolumab, an immune checkpoint inhibitor, which was approved in September 2017 by the FDA for the treatment of HCC, as well as sorafenib, regorafenib and lenvatinib, multi-kinase inhibitors approved for the treatment of HCC. In addition, BLU-554 may face competition from other drug candidates in development by Abbisko Therapeutics Co., Ltd, AstraZeneca plc, Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Incyte Corporation, Johnson & Johnson, Merck & Co., Inc., Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd., U3 Pharma GmbH, a wholly-owned subsidiary of Daiichi Sankyo Company, Limited, and Xoma Ltd. If BLU‑667 receives marketing approval for patients with RET-driven cancers, it may face competition from other drug candidates in development, including drug candidates in development by ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Loxo Oncology, Inc., Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. and Roche, as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, ponatinib, sorafenib, sunitinib and vandetinib. If BLU-782 receives marketing approval for FOP, it may face competition from drug candidates in development by BioCryst Pharmaceuticals, Inc., Clementia Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our lead drug candidate, avapritinib, as well as our other most advanced drug candidates, BLU‑554, BLU‑667 and BLU-782, and our core technologies, including our novel target discovery engine and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary compounds, technology, inventions and improvements that are important to the development and implementation of our business. We also rely on copyright, trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patents and patent applications that relate to avapritinib, BLU‑554, BLU-667 and BLU-782 as composition of matter. We also own applications relating to composition of matter for KIT inhibitors with multiple compound families, composition of matter for FGFR4 inhibitors with multiple compound families, composition of matter for inhibitors of RET, including predicted RET resistance mutations, with multiple compound families, and composition of matter for inhibitors of ALK2, with multiple compound families, as well as methods of use for these novel compounds. The issued patent directed to avapritinib composition of matter has a statutory expiration date in 2034, the issued patent directed to BLU‑554 composition of matter has a statutory expiration date in 2034 and the issued patent directed to BLU-667 composition of matter has a statutory expiration date in 2036.

As of October 15, 2018, we owned nine issued U.S. patents, three issued foreign patents, including one European patent validated in 38 countries, three pending U.S. non-provisional patent applications, one pending U.S. provisional patent application, 39 foreign patent applications and one pending Patent Cooperation Treaty, or PCT, patent application directed to our KIT program, including avapritinib. Our foreign patent filings are in a number of jurisdictions, including Australia, Argentina, Brazil, Bolivia, Canada, China, the European Union, Hong Kong, Israel, India, Japan, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, South Korea, Taiwan, Uruguay and Venezuela. Any U.S. or ex‑U.S. patents issuing from the pending applications covering avapritinib will have a statutory expiration date between October 2034 and November 2038. Patent term adjustments or patent term extensions could result in later expiration dates.

As of October 15, 2018, we owned six issued U.S. patents, two pending U.S. non-provisional patent applications, six issued foreign patents, 39 pending foreign patent applications and one pending PCT patent application directed to our FGFR4 program, including BLU-554. Our foreign patent filings are in a number of jurisdictions, including Argentina, Australia, Bolivia, Brazil, Canada, China, Egypt, the European Union, Hong Kong, Israel, India, Indonesia, Japan, South Korea, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, Taiwan, Thailand, Uruguay, Venezuela and Vietnam. Any U.S. or ex‑U.S. patent issuing from the pending applications covering BLU‑554 will have a statutory expiration date between July 2033 and September 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

As of October 15, 2018, we owned two issued U.S. patents, four pending U.S. non-provisional patent applications, three pending PCT applications, 27 pending foreign patent applications and six pending U.S. provisional patent applications directed to our RET program, including BLU-667. Our foreign patent filings are in a number of jurisdictions, including Argentina, Australia, Brazil, Canada, China, Chile, Ecuador, Eurasia, the European Union, Israel, India, Japan, Lebanon, Malaysia, Mexico, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, Thailand, the United Arab Emirates and Uruguay. Any U.S. or ex-U.S. patent issuing from the pending applications covering BLU-667 will have a statutory expiration date between November 2036 and August 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

As of October 15, 2018, we owned one pending U.S. patent application, one pending U.S. provisional patent application, one pending PCT international application and seven pending foreign patent applications directed to our ALK2 program, including BLU-782, which, if issued, will have statutory expiration dates of April 2037 or October 2038.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of October 15, 2018, we owned ten pending U.S. patent applications and ten pending European Union patent applications directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

We are highly dependent on the research and development, clinical, business development, financial and legal expertise of Jeffrey W. Albers, our President and Chief Executive Officer, Anthony L. Boral, our Chief Medical Officer, Marion Dorsch, our Chief Scientific Officer, Kathryn Haviland, our Chief Business Officer, Michael Landsittel, our Vice President of Finance, Tracey McCain, our Chief Legal and Compliance Officer, Christopher Murray, our Senior Vice President of Technical Operations, and Christina Rossi, our Chief Commercial Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of our executive officers may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of October 15, 2018, we had 193 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Our stock price has been and may in the future be subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $109.00 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through October 25, 2018. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

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

•	delaying, deferring or preventing a change of control of us;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

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

Blueprint Medicines Corporation

Date: October 30, 2018	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 30, 2018	By:	/s/ Michael Landsittel
Michael Landsittel
Vice President of Finance (Principal Financial and Accounting Officer)