Form 10-K
period 2018-12-31
Blueprint Medicines Corp
filed 2019-02-26
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on the Nasdaq Global Select Market on such date, was approximately $2,785,741,974.

Number of shares of the registrant’s common stock, par value $0.001 per share, outstanding on February 15, 2019: 44,099,429

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Unless otherwise stated, all references to “us,” “our,” “Blueprint,” “Blueprint Medicines,” “we,” the “Company” and similar designations in this Annual Report on Form 10-K refer to Blueprint Medicines Corporation and its consolidated subsidiaries.

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

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for avapritinib, BLU-667, BLU-554 and BLU-782, and our research and development programs;

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

Part I

Item 1. Business.

Overview

We are a precision therapy company focused on genomically defined cancers, rare diseases and cancer immunotherapy. Our approach is to leverage our novel target discovery engine to systematically and reproducibly identify kinases that are drivers of diseases and to craft highly selective and potent drug candidates that may provide significant and durable clinical responses for patients without adequate treatment options. This integrated biology and chemistry approach enables us to identify, characterize and design drug candidates to inhibit novel kinase targets that have been difficult to selectively inhibit. We believe that our uniquely targeted, scalable approach empowers the rapid design and development of new treatments and increases the likelihood of success.

Our most advanced drug candidates are avapritinib, BLU-667, BLU-554 and BLU-782. Our lead drug candidate, avapritinib, is an orally available, potent and highly selective inhibitor that targets KIT and PDGFRA mutations. These mutations abnormally activate receptor tyrosine kinases that are drivers of cancer and proliferative disorders, including gastrointestinal stromal tumors, or GIST, and systemic mastocytosis, or SM. GIST is a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract, or GI tract, and SM is a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure. We are currently evaluating avapritinib for the treatment of GIST in an ongoing Phase 1 clinical trial in advanced GIST, which we refer to as our NAVIGATOR trial, and an ongoing global, randomized Phase 3 clinical trial comparing avapritinib to regorafenib in third-line GIST, which we refer to as our VOYAGER trial. We have completed enrollment of the NAVIGATOR trial, and we plan to present additional data from this trial in the second quarter of 2019. We expect to complete enrollment of the VOYAGER trial in the second half of 2019. We plan to initiate a Phase 3 precision medicine trial in second-line GIST in the second half of 2019, which we refer to as our COMPASS-2L trial. In addition, we plan to submit a new drug application, or NDA, for avapritinib for the treatment of PDGFRA Exon 18 mutant GIST and fourth-line GIST in the second quarter of 2019, and we plan to submit a supplemental NDA for the treatment of third-line GIST in 2020. We are currently evaluating avapritinib for the treatment of SM in an ongoing Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, an ongoing registration‑enabling Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial, and an ongoing registration‑enabling Phase 2 clinical trial in indolent and smoldering SM, which we refer to as our PIONEER trial. We plan to present updated data from the EXPLORER trial in advanced SM in the second quarter of 2019. We expect to complete the dose-finding portion of the PIONEER trial and plan to present initial data from this trial in indolent and smoldering SM in the second half of 2019. We expect to complete enrollment of the PATHFINDER trial in the second half of 2019. We plan to submit an NDA for advanced SM in 2020. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation to avapritinib for the treatment of GIST and the treatment of mastocytosis, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST and the treatment of mastocytosis. The FDA has granted fast track designation to avapritinib for (i) the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second TKI and (ii) the treatment of patients with unresectable or metastatic GIST with the PDGFRA D842V mutation regardless of prior therapy. In addition, the FDA has granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation and to avapritinib for the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia.

BLU-667 is an orally available, potent and highly selective inhibitor that targets RET, a receptor tyrosine kinase that is abnormally activated by mutations or fusions and RET resistance mutations that we predict will arise from treatment with first generation therapies. RET drives disease in subsets of patients with non-small cell lung cancer, or NSCLC, and cancers of the thyroid, including medullary thyroid carcinoma, or MTC, and papillary thyroid cancer, or PTC, and our research suggests that RET may drive disease in subsets of patients with colon cancer, breast cancer and other cancers. We are currently evaluating BLU-667 in an ongoing Phase 1 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as our ARROW trial. We expect to complete enrollment of the previously treated NSCLC and MTC cohorts in the ARROW trial in the second quarter of 2019. In addition, we plan to present updated data from the ongoing ARROW trial in the second quarter of 2019. We plan to submit an NDA for BLU-667 in the first half of 2020 based on additional data from the ongoing ARROW trial and currently expect the NDA submission will be for separate potential indications: (1) patients with RET-fusion positive

NSCLC who have progressed following prior systemic therapy and (2) patients with RET-mutant MTC who have progressed following treatment with a tyrosine kinase inhibitor, or TKI. In addition, in the second half of 2019, we plan to initiate a Phase 3 clinical trial evaluating BLU-667 in first-line RET-altered NSCLC and plan to initiate a Phase 2 clinical trial evaluating BLU-667 in combination with osimertinib in treatment-resistant, EGFR-mutant NSCLC harboring an acquired RET alteration. The FDA has granted orphan drug designation to BLU-667 for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC, and the FDA has granted breakthrough therapy designation to BLU-667 for the treatment of patients with RET mutation-positive MTC that requires systemic treatment and for which there are no acceptable alternative treatments.

BLU-554 is an orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. We are currently evaluating BLU-554 in an ongoing Phase 1 clinical trial in patients with advanced HCC. We and CStone Pharmaceuticals, or CStone, plan to expand our ongoing Phase 1 clinical trial of BLU-554 to include clinical sites in Mainland China by the middle of 2019. In addition, we and CStone plan to initiate a proof-of-concept clinical trial in the second half of 2019 in the CStone territory evaluating BLU-554 in combination with CS1001, a clinical stage anti-programmed death ligand-1 immunotherapy being developed by CStone, as a first-line therapy for the treatment of patients with HCC. The FDA has granted orphan drug designation to BLU-554 for the treatment of HCC.

BLU-782 is an orally available, potent and highly selective inhibitor that targets mutant activin-like kinase 2, or ALK2. We are developing BLU-782 for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare, severely disabling genetic disease caused by mutations in the ALK2 gene, ACVR1. FOP is characterized by progressive heterotopic ossification, which is the abnormal transformation of muscle, ligaments and tendons into bone. Heterotopic ossification may be spontaneous or associated with painful episodic disease flare-ups that are usually precipitated by soft tissue injury. As the disease progresses, extra-skeletal bone increasingly restricts joints, resulting in severe disability and loss of mobility, compromised respiratory function and increased risk of early death. Currently, there are no approved therapies for FOP. We initiated a Phase 1 clinical trial in healthy volunteers in the first quarter of 2019, and we plan to initiate a Phase 2 clinical trial evaluating BLU-782 in patients with FOP in the first half of 2020. The FDA has granted fast track designation to BLU-782 for the treatment of fibrodysplasia ossificans progressiva.

We also plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. We currently have four wholly-owned discovery programs for undisclosed kinase targets, and we anticipate nominating at least one additional wholly-owned discovery program in 2019.

In addition, we entered into collaborations with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc., which we collectively refer to as Roche, and CStone in March 2016 and June 2018, respectively. Under our collaboration agreement with Roche, we are seeking to discover, develop and commercialize up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. Under our collaboration agreement with CStone, we are seeking to develop and commercialize BLU-554, avapritinib and BLU-667, including back-up forms and certain other forms, in Mainland China, Hong Kong, Macau and Taiwan, or the CStone territory, either as a monotherapy or as part of a combination therapy. We will continue to evaluate additional collaborations that could maximize the value for our programs and allow us to leverage the expertise of strategic collaborators. We are also focused on engaging in collaborations to capitalize on our discovery platform outside of our primary strategic focus area of cancer.

We currently have worldwide development and commercialization rights to avapritinib, BLU-667 and BLU-554 other than the rights licensed to CStone in the CStone territory. We currently have worldwide development and commercialization rights to BLU-782 and all of our discovery programs other than the discovery-stage programs under the Roche collaboration.

Despite the success of approved kinase drugs, there is room for further improvement in kinase drug discovery and development. Many of the approved drugs are multi‑kinase inhibitors that are not selective for disease drivers. This results in off‑target toxicities that limit dose levels and target inhibition, thereby reducing efficacy. Further, patients who initially respond to a targeted kinase treatment often relapse due to the development of resistance mutations. For many of the known kinases, there is a strong link between genomic alterations in a kinase and disease, including specific forms of cancer and rare genetic diseases. However, the function of the majority of the kinome is still unknown, and small molecule drugs approved by the FDA target less than five percent of the 518 kinases. Taken together, this represents a substantial opportunity for developing novel and transformative drugs for cancer, rare genetic diseases and other disease areas, including cancer immunotherapy.

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

Our Strategy

In January 2019, we announced our “2020 Blueprint” strategy, which outlined our strategy to transform Blueprint Medicines into a fully-integrated, global, commercial-stage enterprise focused on delivering a portfolio of precision therapies to patients with cancer and rare diseases. Under this strategy, we anticipate achieving the following by the end of 2020:

•	2 marketed products in the United States and 1 marketed product in Europe;
•	4 additional marketing applications pending in the United States and Europe;
•	6 therapeutic candidates in global clinical development; and
•	8 research programs that leverage strategic areas of focus.

The key tenets of our strategy include the following:

•	Rapidly advance the clinical development of avapritinib as a potential treatment for broad populations of GIST and SM, and if successful, seek global regulatory approval.
•	Rapidly advance the clinical development of BLU-667 as a potential treatment for RET-altered cancers, including RET-altered NSCLC and MTC, and if successful, seek global regulatory approval.
•

Prepare for a potential commercial launch of avapritinib and build commercial capability to bring avapritinib and our other drug candidates, if and when approved, to healthcare providers and patients for the approved indications.

•	Rapidly advance BLU‑554 and BLU-782 through clinical development and define the potential regulatory path for these drug candidates.
•

Continue to expand our broad, differentiated pipeline of kinase drug candidates for genomically defined cancers, rare diseases and cancer immunotherapy, with a focus on strategic therapeutic areas where we have scientific and clinical expertise, including GIST, SM and lung cancer.

•	Evaluate potential strategic collaborations to maximize the value of our programs and platform.
•	Maintain a commitment to Blueprint Medicines’ patient-focused and science-driven culture as we grow our business.

Our Focus — Highly Selective Kinase Drugs for Genomically Defined Cancers and Rare Diseases

Kinases are enzymes that function in many signaling pathways to regulate critical cellular functions. Kinase-dependent signaling networks are present in multiple different cell types and deregulation of these networks can lead to disease pathology. Abnormal activation of kinases has been shown to drive several key activities of cancer cells, including growth, survival, metabolism, cell motility and angiogenesis. Kinases may become abnormally activated through a number of mechanisms, including when: (1) a gene mutates creating a change in the resulting protein sequence; (2) chromosomes become rearranged creating a translocation or a fusion gene; or (3) excessive amounts of protein are created due to gene duplication or dysregulation leading to overexpression. There is a strong link between genomic alterations in kinases and disease, including specific forms of cancer and rare genetic diseases. Several kinases have been validated as oncogenes, which are genes that when altered can initiate and maintain cancer growth. Examples of oncogenes are ABL, EGFR, B‑RAF, ALK, BTK and JAK, among many others. Ongoing genomic analyses of tumor data sets continue to identify new roles for kinases as drivers of disease.

Despite these successes, many opportunities remain in kinase drug discovery and development.

•

Identifying novel kinase drivers of disease. Very few kinases are the focus of approved drugs. Further, the function of the majority of the kinome still remains unexplored. Thus, there is substantial opportunity for developing novel and transformative therapies that target well‑characterized but currently difficult-to-drug kinases as well as kinases of unknown biology, or KUBs, which constitute the majority of the kinome.

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

Our Development Programs

We have leveraged our discovery platform to develop a robust drug pipeline of orally available, potent and selective small molecule kinase inhibitors that target genomic drivers in several cancers and a rare genetic disease. We currently have worldwide development and commercialization rights to avapritinib, BLU-667 and BLU-554 other than the rights licensed to CStone in the CStone territory. We currently have worldwide development and commercialization rights to BLU-782 and all of our discovery programs other than the discovery-stage programs under the Roche collaboration. The following table summarizes our most advanced drug candidates as of February 15, 2019, each of which is described in further detail below.

Drug Candidate (Genomic Target)	Initial Diseases	Stage of Development	Commercial Rights
Avapritinib (KIT and PDGFRA)	PDGFRA Exon 18 mutant GIST (1)	Phase 1 enrollment completed (NAVIGATOR) NDA planned for Q2 2019	Blueprint Medicines (2)
	Fourth-line GIST (1)	Phase 1 enrollment completed (NAVIGATOR) NDA planned for Q2 2019
	Third-line GIST (1)	Phase 1 enrollment completed (NAVIGATOR) Phase 3 ongoing (VOYAGER) NDA planned for 2020
	Second-line GIST (1)	Phase 1 enrollment completed (NAVIGATOR) Phase 3 planned for 2H 2019 (COMPASS-2L)
	Advanced SM	Phase 1 ongoing (EXPLORER) Phase 2 ongoing (PATHFINDER) NDA planned for 2020
	Indolent and smoldering SM	Phase 2 ongoing (PIONEER)
BLU-667 (RET)	Second-line RET-altered NSCLC (1)	Phase 1 ongoing (ARROW) NDA planned for 1H 2020	Blueprint Medicines (2)
	First-line RET-altered NSCLC (1)	Phase 3 planned for 2H 2019
	Treatment-resistant, EGFR-mutant NSCLC harboring an acquired RET alteration (1)	Phase 2 combination with osimertinib planned for 2H 2019
	Second-line RET-altered MTC (1)	Phase 1 ongoing (ARROW) NDA planned for 1H 2020
	Other advanced RET-altered solid tumors (1)	Phase 1 ongoing (ARROW)
BLU‑554 (FGFR4)	Advanced HCC	Phase 1 ongoing	Blueprint Medicines (2)
	Advanced HCC	Phase 1 combination with CS1001 planned for 2H 2019
BLU-782 (ALK2)	FOP	Phase 1 in healthy volunteers ongoing Phase 2 in FOP patients planned for 1H 2020	Blueprint Medicines
Cancer immunotherapy (immunokinase targets)	Oncology	Undisclosed	Blueprint Medicines (3) Roche (4)

(1)Unresectable or metastatic disease

(2)CStone Pharmaceuticals has exclusive rights to develop and commercialize in Mainland China, Hong Kong, Macau and Taiwan. Blueprint Medicines retains all rights in the rest of the world.

(3)Blueprint Medicines has U.S. commercialization rights for up to two programs.

(4)Roche has worldwide commercialization rights for up to three programs and ex-U.S. commercialization rights for up to two programs.

All of our current clinical programs target patient populations with genomically defined diseases. Generally, as we advance our drug candidates through Phase 1 clinical development, we enrich our clinical trials by selecting patients most likely to respond to our drug candidates to confirm mechanistic and clinical proof-of-concept. We are also collaborating with third parties to develop and commercialize companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, BLU-667 in order to identify NSCLC patients with RET fusions and BLU‑554 in order to identify HCC patients with FGFR4 pathway activation. We also plan to collaborate with third parties to develop and commercialize a companion diagnostic test for avapritinib in order to identify GIST patients who do not test positive for the KIT V654A or T670I mutations. We may collaborate with other third parties in the future to develop and commercialize additional companion diagnostic tests or to develop assays to measure target engagement, pathway modulation and early response.

The table below lists the initial diseases and genomic drivers targeted by avapritinib, BLU-667, BLU-554 and BLU-782, and for each of these diseases, the corresponding estimated number of patients in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan, or the Major Markets. In addition, the table lists the estimated frequency of the genomic alterations that we are initially targeting for each of these diseases.

Drug Candidate	Initial Diseases	Estimated Number of Patients (1)		Genomic Drivers	Estimated Frequency of Alteration (% of Patients)
		United States	Total Major Markets
avapritinib	GIST	3,200 first line 2,900 second line 3,400 ≥ third line	8,500 first line 7,500 second line 7,400 ≥ third line	D842V mutant PDGFRA	~5-6% of primary GIST
				KIT mutations	~80%
	SM	1,100 advanced SM 700 smoldering SM 6,700 indolent SM	2,600 advanced SM 1,800 smoldering SM 16,300 indolent SM	KIT D816V mutation	~95%
BLU‑667	NSCLC	147,300 first line 87,800 second line	374,500 first line 218,000 second line	RET fusions	~1-2%
	MTC	650 all lines	1,300 all lines	RET mutations	~60%
BLU‑554	HCC (2)	20,200 first line 7,400 second line	63,500 first line 22,700 second line	Aberrant FGFR4 signaling	~30%
BLU‑782	FOP	400 total	1,100 total	ALK2 mutations	~100%

(1)

Based on estimated prevalence for SM, MTC patients and FOP patients and estimated incidence for GIST, HCC and NSCLC patients. Estimates for GIST, HCC and NSCLC include metastatic and unresectable patient populations.

(2)	The incidence of HCC outside of the Major Markets (including in China, South Korea, Taiwan and Singapore) represents an additional opportunity for BLU‑554.

KIT and PDGFRA Inhibitor Program (avapritinib)

Overview

Avapritinib is an orally available, potent and highly selective inhibitor that targets the homologous kinases KIT and PDGFRA, receptor tyrosine kinases that are drivers of cancer and proliferative disorders when abnormally activated. We specifically designed avapritinib to preferentially interact with the active conformation of KIT and PDGFRA to potently inhibit activation loop mutants not well-targeted by other agents, as well as a broad spectrum of other clinically relevant mutations. Avapritinib is able to potently and selectively inhibit both KIT and PDGFRA mutations with minimal inhibition of other kinases due to the high degree of structural similarity of the kinase domains of KIT and PDGFRA.

Approximate kinome tree locations of KIT and PDGFRA, illustrating close structural similarity between these kinases. Each branch of the dendogram represents an individual human kinase. Kinome illustration reproduced courtesy of Cell Signaling Technology, Inc., or CSTI (www.cellsignal.com). The foregoing website is maintained by CSTI, and Blueprint Medicines is not responsible for its content.

We are initially developing avapritinib for PDGFRA-driven GIST and KIT-driven GIST, which we collectively refer to as advanced GIST, and for SM, including advanced SM and indolent and smoldering SM. We also plan to evaluate further development of avapritinib in additional diseases driven by KIT and PDGFRA.

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

For patients with KIT‑driven GIST, current medical therapies slow the course of disease, but progression is inevitable in most cases. Up to 50% of patients treated with frontline imatinib relapse within approximately 18 months. Of the secondary resistance mutations that lead to relapse, many of the mutations confer resistance to current treatments. A therapy that effectively suppresses a broad spectrum of KIT mutations and that is potentially amenable to combinations with existing agents is needed.

Patients with PDGFRA D842V‑driven GIST have great unmet medical need, as no approved medical therapies are effective. Progression can occur within as little as three months, and the median overall survival is 15 months for patients with advanced disease.

KIT and PDGFRA Driver Mutations in GIST

GIST is a tumor type that depends on continued signaling of a single, aberrantly active kinase. Most GISTs result from primary mutations in KIT or PDGFRA. Approximately 80% of patients have KIT‑driven GIST. Imatinib effectively inhibits most KIT primary mutations; however over time, secondary mutations occur elsewhere in the KIT gene that lead to kinase activation despite the presence of imatinib, thereby leading to disease progression. The most common mutation in the PDGFRA gene is D842V, found in approximately 5‑6% of frontline GIST patients. Currently, there are no therapeutic options for patients with D842V mutant PDGFRA-driven GIST. PDGFRA has a very similar active site structure to KIT, and the PDGFRA D842V mutation is homologous to KIT D816V. As in the case of KIT Exon 17 mutant receptors, the PDGFRA D842V mutation confers ligand‑independent constitutive signaling of the mutant PDGFRA kinase.

Avapritinib – Clinical Development for Patients with Advanced GIST

We are currently evaluating avapritinib for the treatment of GIST in our ongoing Phase 1 NAVIGATOR trial and our ongoing global, randomized Phase 3 VOYAGER trial comparing avapritinib to regorafenib in third-line GIST. In November 2018, we reported updated data from the NAVIGATOR trial at the Connective Tissue Oncology Society, or CTOS, Annual Meeting, and in January 2019, we reported top-line data from the NAVIGATOR trial. We have completed enrollment of the NAVIGATOR trial, and we plan to present additional data from this trial in the second quarter of 2019. We expect to complete enrollment of the VOYAGER trial in the second half of 2019.We plan to initiate our Phase 3 COMPASS-2L trial in second-line GIST in the second half of 2019. In addition, we plan to submit an NDA for avapritinib for the treatment of PDGFRA Exon 18 mutant GIST and fourth-line GIST in the second quarter of 2019, and we plan to submit a supplemental NDA for the treatment of third-line GIST in 2020.

The FDA has granted orphan drug designation to avapritinib for the treatment of GIST, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST. In addition, the FDA has granted fast track designation to avapritinib for (i) the treatment of patients with unresectable or metastatic

GIST that progressed following treatment with imatinib and a second TKI and (ii) the treatment of patients with unresectable or metastatic GIST with the PDGFRA D842V mutation regardless of prior therapy. The FDA has granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation.

In August 2016, we entered into an agreement with a third party to develop and commercialize an assay as a companion diagnostic test to identify GIST patients with the PDGFRA D842V mutation for use with avapritinib. We are also working with patient advocacy groups relevant to GIST in order to raise awareness of our ongoing NAVIGATOR and VOYAGER trials; identify and use existing patient registries to identify patients for rapid enrollment; and incorporate the GIST patient perspective into our ongoing activities.

Phase 1 NAVIGATOR Trial—Top-Line Data Reported in January

As of the data cutoff date of November 16, 2018, in 43 patients with PDGFRA Exon 18 mutant GIST treated with a starting dose of 300 or 400 mg QD, the objective response rate, or ORR, was 86 percent (one response pending confirmation), and the median duration of response, or DOR, was not reached. As of the data cutoff date, in 111 patients with fourth-line GIST treated with a starting dose of 300 or 400 mg QD, the ORR was 22 percent (one response pending confirmation), and the median DOR was 10.2 months. Top-line safety results were consistent with those previously reported at the CTOS Annual Meeting in November 2018. Avapritinib was well-tolerated, and most adverse events, or AEs, reported by investigators were Grade 1 or 2. Across all doses (n=237), only 23 patients (9.7 percent) discontinued treatment with avapritinib due to treatment-related AEs. These data will form the basis of our planned NDA submission for avapritinib for the treatment of patients with PDGFRA Exon 18 mutant GIST and fourth-line GIST in the second quarter of 2019.

Phase 1 NAVIGATOR Trial—Data Reported in November 2018 at the CTOS Annual Meeting

As of the data cutoff date of October 15, 2018, 231 patients were treated with avapritinib in the dose escalation and expansion portions of the NAVIGATOR trial at eight dose levels, ranging from 30 mg QD to 600 mg QD. This population consisted of 167 patients with KIT-driven GIST, 56 patients with PDGFRA D842V-driven GIST and eight patients with other PDGFRA mutations. Patients in the expansion portion of the clinical trial were treated at the recommended Phase 2 dose of 300 mg QD.

Safety Data. As of the data cutoff date, avapritinib was well-tolerated, and most AEs reported by investigators were Grade 1 or 2. Across all doses, 20 patients (8.7 percent) discontinued treatment with avapritinib due to treatment-related AEs. Across all grades, the most common treatment-emergent AEs (regardless of relationship to avapritinib) reported by investigators (≥20 percent) included nausea (61 percent), fatigue (55 percent), anemia (46 percent), periorbital edema (40 percent), diarrhea (39 percent), vomiting (38 percent), decreased appetite (35 percent), peripheral edema (33 percent), increased lacrimation (31 percent), memory impairment (26 percent), constipation (23 percent), face edema (23 percent), hair color changes (21 percent) and dizziness (20 percent). Investigator-reported Grade 3 or 4 treatment-related AEs (≥2 percent) included anemia, fatigue, hypophosphatemia, increased bilirubin, decreased white blood count/neutropenia and diarrhea.

Clinical Activity Data. As of the data cutoff date, the following patients were evaluable for response assessments: (i) 56 patients with PDGFRA D842V-driven GIST; (ii) 109 patients with fourth-line or later GIST, (iii) 23 patients with third- or fourth-line GIST who did not receive prior regorafenib (which is comparable to the VOYAGER trial population) and do not harbor the PDGFRA D842V mutation and (iv) 20 patients with second-line GIST who do not harbor the PDGFRA D842V mutation. Patients were evaluable if they had at least one centrally reviewed radiographic scan, and data are based on modified Response Evaluation Criteria in Solid Tumors version 1.1, or mRECIST 1.1 criteria, for GIST.

Across multiple lines of therapy, avapritinib demonstrated important clinical activity in patients with PDGFRA- and KIT-driven GIST.

GIST Population	Evaluable Patients	ORR	Clinical Benefit Rate at Four Months (≥Two Scans)	Median DOR	Median PFS Central Review (Investigator Review)
PDGFRA D842Va	56	84%[f]	96%	Not estimable; 76% at 12 months	Not reached
Fourth-line or later[b,c]	109	20%[g]	40%	7.3 months	3.7 months (5.4 months)
Regorafenib-naïve third- or fourth-line[b,d]	23	26%	70%	10.2 months	8.6 months (10.2 months)
Second-line[d,e]	20	25%[h]	NRi	NRi	NRi

Notes: (a) Treated at all doses; (b) Treated at doses of 300 or 400 mg QD; (c) Included patients with the PDGFRA D842V mutation, whose proportion was consistent with the known mutational prevalence in this GIST population; (d) Did not include patients with the PDGFRA D842V mutation, whose proportion was greater than the known mutational prevalence in this GIST population; (e) Treated at doses up to and including 300 or 400 mg QD; (f) Four PR pending confirmation; (g) One PR pending confirmation; (h) Three PR pending confirmation; (i) NR, not reported, as data are too early to estimate.

Third- and Fourth-Line GIST

Preliminary data showed robust clinical activity in regorafenib-naïve third- and fourth-line GIST patients lacking the PDGFRA D842V mutation. As of the data cutoff date, the ORR was 26 percent, tumor reductions were demonstrated in 78 percent of patients, and the median PFS was 8.6 months per central radiographic review and 10.2 months per investigator review.

In regorafenib-naive patients with PDGFRA D842V-driven third- or fourth-line GIST, the ORR was 80 percent (eight out of 10 evaluable patients, with one response pending confirmation). Our ongoing Phase 3 VOYAGER trial of avapritinib versus regorafenib in third- or fourth-line GIST permits enrollment of patients with both KIT- and PDGFRA-driven GIST, including patients with the PDGFRA D842V mutation.

Second-Line GIST

Preliminary data showed a 25 percent ORR in second-line GIST, excluding patients with the PDGFRA D842V mutation. In patients with second-line PDGFRA D842V-driven GIST, the ORR was 94 percent (15 out of 16 evaluable patients, with two responses pending confirmation).

In addition, analyses of circulating tumor DNA, or ctDNA, from the NAVIGATOR trial across all lines showed increased activity for avapritinib in patients without the secondary KIT V654A or T670I mutations, which are estimated to occur in approximately 20 to 25 percent of GIST patients following treatment with imatinib (second-line or later). Independently published data for sunitinib, the current standard of care therapy for second-line GIST, have shown activity against these mutations.

We believe a precision medicine approach has the potential to optimize patient outcomes in second-line GIST and plan to initiate the registration-enabling Phase 3 COMPASS-2L clinical trial in the second half of 2019 using a ctDNA-guided patient selection strategy.

NAVIGATOR Trial Design. The NAVIGATOR trial is designed to evaluate the safety and tolerability of avapritinib in patients with advanced GIST. The trial consists of two parts, a dose escalation portion and an expansion portion. The dose escalation portion is complete, and trial objectives include assessing response and measures of pharmacokinetics, or PK, and pharmacodynamics, or PD. Response assessments use blinded, central radiology review. We have completed enrollment of patients in the expansion cohorts of the NAVIGATOR trial and evaluation is ongoing.

Phase 3 VOYAGER Trial Design

The VOYAGER trial is a global, open-label, randomized, Phase 3 trial designed to evaluate the safety and efficacy of avapritinib versus regorafenib in patients with third- or fourth-line advanced GIST. The trial is designed to enroll approximately 460 patients randomized 1:1 to receive either avapritinib or regorafenib at multiple sites in North America, the European Union, Australia and Asia.

Phase 3 COMPASS-2L Trial Design

Our planned Phase 3 COMPASS-2L precision medicine trial will evaluate the safety and efficacy of avapritinib versus sunitinib in patients with second-line advanced GIST and pre-specified disease genotypes. The planned trial will select patients with PDGFRA- and KIT-driven second-line GIST who do not test positive for the KIT V654A or T670I mutations and randomize them to receive avapritinib or sunitinib with an anticipated primary endpoint of PFS.

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

Approximate kinome tree location of KIT. Each branch of the dendogram represents an individual human kinase. Kinome illustration reproduced courtesy of Cell Signaling Technology, Inc., or CSTI (www.cellsignal.com). The foregoing website is maintained by CSTI, and Blueprint Medicines is not responsible for its content.

SM comprises a spectrum of disease, with approximately 95% of patients having a KIT D816V mutation, the underlying driver of disease for most SM patients. The diagnosis, which is usually made in adulthood, involves a complex diagnostic algorithm that begins with confirmation of SM and subsequently categorizes patients into indolent or advanced subtypes of disease, a classification that has prognostic significance as shown below. Patients with ISM have a normal life expectancy. The primary burden of disease for ISM patients is the range of often unpredictable and debilitating allergic symptoms due to mast cell activation. Advanced SM includes three subsets with increasingly severe impact on life expectancy: aggressive SM, or ASM, advanced SM with an associated hematologic neoplasm, SM-AHN, and mast cell leukemia, or MCL. These advanced forms of SM have a median overall survival of three to five years and are characterized by prominent organopathy and dysfunction, as well as symptoms of mast cell activation. Smoldering SM, or SSM, is increasingly considered as a variant of advanced SM. While SSM is not known to affect life expectancy, it has a greater degree of bone marrow infiltration, myeloproliferation and/or presents with an enlarged liver and bears a greater risk of progression to ASM, SM-AHN or MCL.

Overall survival of SM patients. Republished with permission of the American Society of Hematology, from “How I treat patients with indolent and smoldering mastocytosis,” A. Pardanani, Blood, 121(16):3085 ‑ 3094 (2013); permission conveyed through Copyright Clearance Center, Inc. In the figure above, AHD refers to SM-AHN.

Population studies, including a population‑based epidemiology study that we sponsored, based on the Danish National Health Registry, estimate the prevalence of all subtypes of SM from 0.5 to 1/100,000 new patients per year. Of all SM patients, ISM accounts for 50‑80% of patients, and advanced SM accounts for the remaining 20‑50% of patients.

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

KIT D816V Driver Mutation in SM

In all subtypes of SM, the mast cells of approximately 95% of patients display an activating mutation at the D816V position in KIT. KIT D816V status is routinely assessed as part of the workup in SM diagnosis.

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

Avapritinib – Clinical Development for Patients with SM

We are currently evaluating avapritinib for the treatment of SM in our ongoing Phase 1 EXPLORER trial in advanced SM, our ongoing registration‑enabling Phase 2 PATHFINDER trial in advanced SM and our ongoing registration‑enabling Phase 2 PIONEER trial in indolent and smoldering SM. In December 2018, we reported updated data from the EXPLORER trial at the 60th American Society of Hematology Annual Meeting and Exposition, or ASH Annual Meeting. We plan to present updated data from the EXPLORER trial in advanced SM in the second quarter of 2019, and we plan to present initial data from the PIONEER trial in indolent and smoldering SM in the second half of 2019. We expect to complete enrollment of the PATHFINDER trial in the second half of 2019. We plan to submit an NDA for advanced SM in 2020.

The FDA has granted orphan drug designation to avapritinib for the treatment of mastocytosis, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of mastocystosis. In addition, the FDA has granted breakthrough therapy designation to avapritinib for the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia.

Phase 1 EXPLORER Trial—Data Reported in December 2018 at the ASH Annual Meeting

As of the data cutoff date of September 30, 2018, 67 patients were treated with avapritinib in the dose escalation and expansion portions of the Phase 1 EXPLORER clinical trial, including 23 patients with aggressive SM, or ASM, 30 patients with advanced SM with an associated hematological neoplasm, or SM-AHN, seven patients with mast cell leukemia, or MCL, and seven patients with indolent or smoldering SM. Forty patients (60 percent) had a prior treatment, including 14 patients (23 percent) who had previously received Rydapt® (midostaurin).

Safety Data. As of the data cutoff date, avapritinib was well-tolerated. Most AEs were reported by investigators as Grade 1 or 2. Across all enrolled patients, 52 patients (78 percent) remained on treatment as of the data cutoff date. Three patients (4 percent) discontinued treatment with avapritinib due to treatment-related AEs (refractory ascites, encephalopathy and intracranial bleed). Across all grades, the most common non-hematological treatment-emergent AEs (regardless of relationship to avapritinib) reported by investigators (>15 percent) were periorbital edema, fatigue, nausea, diarrhea, peripheral edema, vomiting, cognitive effects, hair color changes, arthralgia, dizziness and abdominal pain. The most common hematological treatment-emergent AEs reported by investigators (>10 percent) were anemia, thrombocytopenia and neutropenia. Grade 3 and 4 treatment-related AEs occurred in 44 patients (66 percent), and these events were most commonly hematological AEs, typically in patients with low blood counts (cytopenias) at study entry.

IWG-MRT-ECNM Assessments and Objective Measures of Mast Cell Burden. As of the data cutoff date, 29 patients were evaluable for response by the modified IWG-MRT-ECNM criteria, a rigorous method for assessing clinical response in advanced SM patients with regulatory precedent in the U.S. and Europe. Responses were centrally reviewed by a committee of SM experts.

Avapritinib demonstrated durable clinical responses across all doses studied and in each subtype of advanced SM – ASM, SM-AHN and MCL. The duration of treatment was up to 31 months as of the data cutoff date, with a median follow-up time of 14 months in evaluable patients.

Across all evaluable patients at all doses, the ORR was 83 percent. Seven patients had a CR/CRh (24 percent, two pending confirmation), 14 patients had a partial response, or PR (48 percent, three pending confirmation), and three patients had clinical improvement, or CI (10 percent, one pending confirmation). Three of the pending responses were previously confirmed responses, or CR (two PRs, one clinical CI), that were transitioning to a deeper response. No patients had documented disease progression per modified IWG-MRT-ECNM criteria.

In addition, strong clinical activity was demonstrated in evaluable patients treated with a starting dose of less than or equal to 200 mg QD, the dose under evaluation in the ongoing registration-enabling Phase 2 PATHFINDER clinical trial in patients with advanced SM. These 10 patients had an ORR of 90 percent and a CR/CRh rate of 50 percent (one CR pending confirmation).

All patients evaluable on objective measures of mast cell burden showed reductions from baseline. These results were shown regardless of disease subtype, prior therapy (including midostaurin or the investigational agent DCC-2618) or co-mutation status. These measures consisted of declines in bone marrow mast cells, serum tryptase, spleen volume and KIT D816V mutant allele burden.

At baseline, 22 SM patients received steroids for mastocytosis symptoms. As of the data cutoff date, 18 patients (80 percent) decreased their steroid dose, including nine patients (41 percent) who were able to entirely discontinue their steroids.

Patient-Reported Outcomes. As of the data cutoff date, 32 patients in the dose expansion portion of the Phase 1 EXPLORER trial were evaluated using the AdvSM-SAF, the first patient-reported outcomes tool developed specifically for advanced SM patients. It was designed to evaluate symptoms across the gastrointestinal domain (abdominal pain, diarrhea, nausea and vomiting) and skin domain (spots, itching and flushing), as well as fatigue. Patients reported their symptoms daily using an electronic diary.

In advanced SM patients, benefits were shown across each individual symptom studied. There was a 41 percent improvement from baseline in the AdvSM-SAF Total Symptom Score (p=0.043). The most symptomatic patients (n=16, top 50th percentile) had the largest mean improvement in the AdvSM-SAF Total Symptom Score (46 percent, p=0.038).

In addition, an improvement in patient-reported quality of life was observed. As of the data cutoff date, 30 patients were evaluated using the European Organization for Research and Treatment of Cancer Quality of Life Questionnaire, a validated and commonly used patient-reported outcomes tool in oncology clinical trials. Results showed a statistically significant improvement in quality of life score, approaching levels observed in healthy aged-matched controls, with a pronounced improvement observed in the most symptomatic patients.

Proof-of-Concept in Indolent and Smoldering SM. All evaluable patients with indolent and smoldering SM showed profound reductions in bone marrow mast cells, serum tryptase, spleen volume and KIT D816V mutant allele burden. The data also showed avapritinib led to improvements in patient-reported symptoms. These encouraging data support ongoing Phase 2 PIONEER clinical trial in patients with indolent and smoldering SM.

EXPLORER Trial Design. The EXPLORER trial is designed to identify the recommended Phase 2 dose for avapritinib for further study and demonstrate proof-of-concept in advanced SM. The dose escalation portion is complete, and the expansion portion of the trial is enrolling patients with ASM, SM-AHN and MCL. Trial objectives include assessing safety and tolerability, response per modified IWG-MRT-ECNM criteria and patient-reported outcomes. The expansion cohorts of the EXPLORER trial are designed to enroll approximately 55 patients at multiple sites in the United States and European Union.

Phase 2 PATHFINDER Trial Design

The ongoing Phase 2 PATHFINDER clinical trial is an open-label, single-arm, registration-enabling clinical trial in patients with advanced SM, which is designed to enroll approximately 60 patients at multiple sites in the United States, Canada and European Union. In the PATHFINDER trial, patients will be treated with avapritinib at a dose of 200 mg QD. The primary efficacy endpoints are ORR and DOR based on modified IWG-MRT-ECNM criteria.

Phase 2 PIONEER Trial Design

The Phase 2 PIONEER clinical trial is a randomized, placebo-controlled, registration-enabling trial in patients with indolent and smoldering SM. The primary endpoint will be symptom reductions for avapritinib versus placebo based on the Indolent and Smoldering SM Assessment Form Total Symptom Score. The PIONEER trial will be conducted in three parts: a dose-finding portion (part 1); a placebo-controlled efficacy portion (part 2); and an open-label extension portion (part 3). Three doses will be evaluated during part 1: 25 mg QD, 50 mg QD and 100 mg QD. All patients who complete part 2 will have the opportunity to participate in part 3 and receive avapritinib. The PIONEER trial is designed to enroll approximately 224 patients across all three parts at multiple sites in the United States, Canada and European Union.

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

Approximate kinome tree location of RET. Each branch of the dendogram represents an individual human kinase. Kinome illustration reproduced courtesy of Cell Signaling Technology, Inc., or CSTI (www.cellsignal.com). The foregoing website is maintained by CSTI, and Blueprint Medicines is not responsible for its content.

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

BLU-667 – Clinical Development for Patients with RET-Altered NSCLC, MTC and Other Advanced Solid Tumors

BLU-667 is an orally available, potent and highly selective inhibitor that targets RET, a receptor tyrosine kinase that is abnormally activated by mutations or fusions, and RET resistance mutations that we predict will arise from treatment with first generation therapies. RET drives disease in subsets of patients with NSCLC and cancers of the thyroid, including MTC and PTC. Our research suggests that RET may also drive disease in subsets of patients with colon cancer, breast cancer and other cancers. We are currently evaluating BLU-667 in our ongoing Phase 1 ARROW trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors. In April 2018, we presented initial data from the ongoing ARROW trial at the American Association for Cancer Research, or AACR Annual Meeting, and in October 2018, we presented updated data from the ongoing ARROW trial in RET-altered MTC and PTC at the 88th Annual Meeting of the American Thyroid Association, or ATA Annual Meeting. In addition, in September 2018, we presented two clinical cases demonstrating proof-of-concept for BLU-667 in combination with osimertinib (Tagrisso®) in treatment-resistant, EGFR-mutant NSCLC at the International Association for the Study of Lung Cancer 19th World Conference on Lung Cancer, or World Lung Conference, and published online in Cancer Discovery.

We expect to complete enrollment of the previously treated NSCLC and MTC cohorts in the ARROW trial in the second quarter of 2019. In addition, we plan to present updated data from the ongoing ARROW trial in the second quarter of 2019. We plan to submit an NDA for BLU-667 in the first half of 2020 based on additional data from the ongoing ARROW trial and currently expect the NDA submission will be for separate potential indications: (1) patients with RET-fusion positive NSCLC who have progressed following prior systemic therapy and (2) patients with RET-mutant MTC who have progressed following treatment with a tyrosine kinase inhibitor, or TKI. In addition, in the second half of 2019, we plan to initiate a Phase 3 clinical trial evaluating BLU-667 in first-line RET-altered NSCLC and plan to initiate a Phase 2 clinical trial evaluating BLU-667 in combination with osimertinib in treatment-resistant, EGFR-mutant NSCLC harboring an acquired RET alteration.

The FDA has granted orphan drug designation to BLU-667 for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC, and the FDA has granted breakthrough therapy designation to BLU-667 for the treatment of patients with RET mutation-positive MTC that requires systemic treatment and for which there are no acceptable alternative treatments.

Phase 1 ARROW Trial—Data Reported in April 2018 at the AACR Annual Meeting

As of the data cutoff date of April 6, 2018, 53 patients had been treated with BLU-667 in the dose escalation portion of the Phase 1 ARROW trial across multiple dose levels ranging from 30 mg to 600 mg QD, including 19 patients with NSCLC,  29 patients with MTC and five patients with other solid tumors. Of these 53 patients, 27 patients (51 percent) had been previously treated with a multi-kinase inhibitor and 18 patients (34 percent) had been previously treated with an immunotherapy. PK data across all QD dose levels demonstrated rapid absorption of BLU-667 and a mean half-life greater than 12 hours, supporting a QD dosing regimen.

Safety Data. As of the data cutoff date, QD dosing of BLU-667 was observed to be well-tolerated. The MTD for BLU-667 was determined to be 400 mg QD using a Bayesian optimal interval design. At QD dose levels up to and including the MTD, the majority of AEs reported by investigators were Grade 1 or 2. AEs reported by investigators (≥20 percent) most commonly included constipation (24 percent), increased alanine aminotransferase (ALT) (22 percent) and increased aspartate aminotransferase (20 percent). Investigators reported treatment-related Grade 3 AEs in eight patients (16 percent). Treatment-related Grade 3 AEs occurring in two or more patients included hypertension and neutropenia. There were no treatment-related Grade 4 or 5 AEs.

Across all QD dose levels up to 600 mg QD, seven patients experienced dose-limiting toxicities. Only one patient discontinued treatment with BLU-667 due to a dose-limiting toxicity (Grade 3 ALT increase). An additional 11 patients discontinued treatment, including eight patients due to progressive disease, one patient due to an AE unrelated to BLU-667 and one patient due to non-compliance. One patient passed away, and the death was deemed unrelated to BLU-667. Among all 53 enrolled patients, 41 patients (77 percent) remained on BLU-667 as of the data cutoff date. Duration of treatment ranged from 0.3 to 11.5 months.

Clinical Activity Data. As of the data cutoff date, 40 patients with RET-altered tumors were evaluable for response assessment, including 14 patients with NSCLC, 25 patients with MTC and one patient with PTC. CT and MRI imaging was used to measure clinical activity by RECIST version 1.1. Of the remaining 13 enrolled patients who were not evaluable for response assessment, two patients did not have RET-altered tumors, one patient died due to an AE unrelated to BLU-667 prior to any response assessment and 10 recently enrolled patients had not been evaluated for response by the data cutoff date. Across all evaluable patients, the preliminary ORR was 45 percent. Responses were observed in patients previously treated with multi-kinase therapy, immunotherapy and chemotherapy.

RET-altered NSCLC

•	85% of NSCLC patients with measurable target lesions had radiographic tumor reductions.
•	Seven patients achieved a PR (five confirmed, two pending confirmation), representing a preliminary ORR of 50 percent.
•	Responses were observed in patients with the most common RET alterations in NSCLC, including RET-KIF5B and RET-CCDC6 fusions.
•	Preliminary evidence of anti-tumor activity in the brain was observed in metastatic NSCLC.

RET-altered MTC

•	83% of MTC patients with measurable target lesions had radiographic tumor reductions.
•	One patient achieved a confirmed complete response, nine patients achieved a PR (five confirmed, four pending confirmation), representing a preliminary ORR of 40 percent.

•	Responses were observed in patients with the most common activating RET mutations in MTC, including the RET-M918T mutation.

Other RET-altered solid tumors

•	One patient with RET-altered PTC achieved a PR (pending confirmation).

Phase 1 ARROW Trial—Thyroid Cancer Data Reported in September 2018 at the ATA Annual Meeting

The data presented included all patients enrolled in the Phase 1 ARROW clinical trial as of May 9, 2018, and included follow-up on these patients through the data cutoff date of September 14, 2018. Of the 69 patients who had been treated with BLU-667 in the dose escalation and expansion portions of the trial, 42 had RET-altered thyroid cancer, including 37 with MTC and five with PTC. In the dose escalation portion, patients were treated at dose levels ranging from 30 mg to 600 mg QD or up to 300 mg twice daily. In the expansion portion, patients were treated at the recommended phase 2 dose of 400 mg QD.

Safety Data. The reported data showed that across 69 patients, BLU-667 was well-tolerated as of the data cutoff date. Most AEs were Grade 1, and only two patients discontinued therapy due to a treatment-related AE (Grade 3 increased alanine aminotransferase in a patient with liver metastases and Grade 2 pneumonitis). Treatment-emergent AEs (regardless of relationship to BLU-667) reported by investigators (≥15 percent) most commonly were constipation (35 percent), increased aspartate aminotransferase (33 percent), anemia (30 percent), hypertension (30 percent), decreased white blood cell count (29 percent), diarrhea (28 percent), neutropenia (28 percent), increased alanine aminotransferase (25 percent), increased blood creatinine (23 percent), fatigue (19 percent) and headache (17 percent). Grade 3 or higher treatment-related AEs occurring in two or more patients included anemia, hypertension, decreased white blood cell count, diarrhea and neutropenia.

Clinical Activity Data. As of the data cutoff date, 35 patients with MTC and four patients with PTC were evaluable for response assessment by RECIST version 1.1. Overall, 90 percent of MTC and PTC patients with measurable target lesions had radiographic tumor reductions.

In patients with MTC, response assessments showed increased clinical activity with higher dose levels and longer treatment durations. Across all evaluable MTC patients, the overall response rate (ORR) was 49 percent, including one patient with a confirmed CR and 16 patients with a PR (two pending confirmation). In patients with MTC treated with 300 to 400 mg QD for at least 24 weeks, the response rate was 62 percent, including one patient with a confirmed CR and seven patients with a confirmed PR.

In patients with PTC, two of four evaluable patients had a confirmed PR, and all evaluable patients with PTC had radiographic tumor shrinkage.

The data also showed encouraging evidence of durable activity. All patients with MTC and PTC who responded to BLU-667 remain on treatment as of the data cutoff date. In addition, all patients treated at 400 mg QD were continuing on therapy as of the data cutoff date. Patients with the longest treatment durations remained on therapy for more than 15 months.

Anti-tumor activity was observed regardless of prior MKI therapy or RET alteration. Similar response rates were observed in MTC patients who were MKI-experienced (47 percent; 8/17 patients) and MKI-naïve (50 percent; 9/18 patients). In addition, clinical responses were observed in patients with common activating mutations in MTC (e.g., M918T) and fusion partners in PTC (e.g., NCO4A and CCDC6). A clinical response was also observed in the one evaluable MTC patient with a germline V804M gatekeeper mutation.

ARROW Trial Design. ARROW is a Phase 1 clinical trial designed to evaluate the safety, tolerability and efficacy of BLU-667 in multiple ascending doses in adults with RET-altered NSCLC, MTC and other advanced solid tumors. The trial consists of two parts: a dose escalation portion and an expansion portion. Enrollment in the dose escalation portion is complete, and the expansion portion has been initiated and is actively enrolling patients in seven defined cohorts at the recommended phase 2 dose of 400 mg QD: (1) RET-fusion NSCLC patients previously treated with platinum-based chemotherapy, (2) RET-fusion NSCLC patients who have not previously received any platinum-based chemotherapy, (3) MTC patients previously treated with an MKI, (4) MTC patients who have not previously received any MKI treatment, (5) patients with RET-fusion solid tumors previously treated with the prior standard of care for their tumor type, (6) patients with RET-altered solid tumors previously treated with a selective RET tyrosine kinase inhibitor and (7) patients with RET-mutated solid tumors previously treated with the stand of care for their tumor type. Trial objectives include assessing response, pharmacokinetics, pharmacodynamics and safety. The trial is designed to enroll approximately 360 patients across all six expansion cohorts at multiple sites in the United States, European Union and Asia.

Data Reported in September 2018 at the World Lung Conference

The data presented at the World Lung Conference and in Cancer Discovery included pre-clinical data and two clinical cases highlighting the potential of combining BLU-667 and osimertinib to overcome treatment resistance in EGFR-mutant NSCLC. The clinical cases included two patients treated with BLU-667 and osimertinib under investigator-sponsored protocols. The patients had advanced EGFR-mutant NSCLC that progressed on standard targeted therapy, with an acquired RET fusion identified via lung biopsy. Radiographic scans after eight weeks showed both patients experienced a partial response (both pending confirmation), with each achieving a 78 percent reduction in target tumors per RECIST version 1.1. The combination was well tolerated, and all reported adverse events were Grade 1 or 2. Both patients continued to receive treatment as of September 26, 2018.

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

Approximate kinome tree location of FGFR4. Each branch of the dendogram represents an individual human kinase. Kinome illustration reproduced courtesy of Cell Signaling Technology, Inc., or CSTI (www.cellsignal.com). The foregoing website is maintained by CSTI, and Blueprint Medicines is not responsible for its content.

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

Despite advances in the treatment of HCC, including the recent approvals of nivolumab, pembrolizumab and levantinib, the prognosis for patients with advanced HCC remains poor, and there is a significant unmet need for new treatments for HCC, including FGFR4-driven HCC. Patients diagnosed at an early stage receive potentially curative transplant, resection or ablative therapies. Treatments for intermediate to advanced stage patients include high‑dose chemotherapy delivered directly to the liver (transarterial chemoembolization), the multi-kinase inhibitors sorafenib, regorafenib, cabozantinib and levantinib, and the immunotherapies nivolumab and pembrolizumab. There are no approved treatments that selectively target FGFR4. Sorafenib and levantinib have overall response rates of 2% and 19%, respectively, in treatment-naïve patients. Nivolumab, pembrolizumab, regorafenib and cabozantinib have overall response rates ranging from 4 to 17% in patients previously treated with or intolerant to sorafenib. In clinical practice, patients often require dose modifications or discontinue therapy with multi-kinase inhibitors due to tolerability issues. There is a clear need for medical therapies with a favorable risk‑benefit profile and the potential be used alone or in combination with other approved or emerging therapies for advanced HCC.

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

BLU-554 – Clinical Development for Patients with Advanced HCC

We are currently evaluating BLU-554 in an ongoing Phase 1 clinical trial in patients with advanced HCC. In October 2017, we presented updated data from this ongoing clinical trial at European Society of Medical Oncology 2017 Congress, or ESMO Meeting.

Under our collaboration with CStone, the China National Medicinal Products Administration has approved an IND application for our ongoing Phase 1 trial of BLU-554 in advanced hepatocellular carcinoma, and we and CStone plan to expand this trial to include clinical sites in Mainland China by the middle of 2019. In addition, we and CStone plan to initiate a proof-of-concept clinical trial in the second half of 2019 in the CStone territory evaluating BLU-554 in combination with CS1001, a clinical stage anti-programmed death ligand-1 immunotherapy being developed by CStone, as a first-line therapy for the treatment of patients with HCC. See “—Collaborations” below for more information.

The FDA has granted orphan drug designation to BLU-554 for the treatment of HCC.

Phase 1 Trial—Data Reported in October 2017 at the ESMO Annual Meeting

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

Clinical Activity Data. As of the data cutoff of August 18, 2017, 67 patients were evaluable for response assessment. An additional 10 patients were treated with BLU‑554 as of the data cutoff date but were not evaluable for response assessment. Response was assessed using RECIST version 1.1.

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

Phase 1 Clinical Trial Design. This Phase 1 clinical trial is designed to evaluate the safety and tolerability of BLU-554 in adults with advanced HCC. The trial consists of two parts: a dose escalation portion and an expansion portion. We have completed the dose escalation portion, and patient enrollment in the dose expansion portion is currently ongoing at the MTD of 600 mg QD. The expansion portion of the trial is designed to enroll patients in the following cohorts: (1) three subsets of patients with HCC, regardless of prior therapy, and (2) patients with FGFR4-activated HCC who have not been previously treated with a TKI, which we refer to as the TKI-naïve cohort. We are currently only enrolling patients in the TKI-naïve cohort of the expansion portion of this clinical trial. The primary objective of the expansion portion of the Phase 1 clinical trial is to continue to evaluate the safety and tolerability of BLU-554. Secondary objectives include assessing clinical activity by RECIST version 1.1, as well as evaluating the PK of BLU-554 and pharmacodynamic markers of BLU-554 activity. The Phase 1 clinical trial is designed to enroll approximately 150 patients, including approximately 40 patients during dose escalation and approximately 110 patients across both expansion cohorts, at multiple sites in the United States, European Union and Asia.

Fibrodysplasia Ossificans Progressiva (FOP)

BLU-782 is an orally available, potent and highly selective inhibitor that targets mutant ALK2. We are developing BLU-782 for the treatment of FOP, a rare, severely disabling genetic disease caused by mutations in the ALK2 gene, ACVR1. FOP is characterized by progressive heterotopic ossification, which is the abnormal transformation of muscle, ligaments and tendons into bone. Heterotopic ossification may be spontaneous or associated with painful episodic disease flare-ups that are usually precipitated by soft tissue injury. As the disease progresses, extra-skeletal bone increasingly restricts joints, resulting in severe disability and loss of mobility, compromised respiratory function and increased risk of early death. Currently, there are no approved therapies for FOP.

Approximate kinome tree location of ALK2. Each branch of the dendogram represents an individual human kinase. Kinome illustration reproduced courtesy of Cell Signaling Technology, Inc., or CSTI (www.cellsignal.com). The foregoing website is maintained by CSTI, and Blueprint Medicines is not responsible for its content.

We initiated a Phase 1 clinical trial in healthy volunteers in the first quarter of 2019, and we plan to initiate a Phase 2 clinical trial evaluating BLU-782 in patients with FOP in the first half of 2020. In October 2018, we presented foundational pre-clinical data at the 2018 American Society for Bone and Mineral Research, or ASBMR, Annual Meeting. The FDA has granted fast track designation to BLU-782 for the treatment of fibrodysplasia ossificans progressiva.

BLU-782 Pre-Clinical Data Presented at the ASBMR Annual Meeting

In the preclinical data presented at the ASBMR Annual Meeting, BLU-782 demonstrated exquisite selectivity for R206H mutant ALK2 in cellular assays, while sparing closely related anti-targets including ALK1, ALK3, and ALK6. Additionally, BLU-782 potently inhibited mutant ALK2 in vitro, regardless of the activating ligand, including Activin A, Activin B and BMP6. In in vivo studies in a conditional knock-in ALK2R206H transgenic mouse model showed BLU-782 prevented the formation of injury-induced heterotopic ossification, or HO, and edema, as measured by micro computed tomography and magnetic resonance imaging. IHC analyses also showed restoration of a healthy response to tissue injury in ALK2R206H mice, including skeletal myofiber regeneration. In addition, BLU-782 prevented the formation of surgery-induced HO following fibular osteotomy surgery in ALK2R206H mice.

Collaborations

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

We received an upfront cash payment of $45.0 million in March 2016 upon execution of the Roche agreement, and subject to the terms of the Roche agreement, we will be eligible to receive up to approximately $965.0 million in contingent option fees and milestone payments related to specified research, pre-clinical, clinical, regulatory and sales-based milestones. Of the total contingent payments, up to approximately $215.0 million are for option fees and milestone payments for research, pre-clinical and clinical development events prior to licensing across all five potential collaboration programs, including contingent milestone payments for initiation of each of the collaboration programs for which the parties will work together to select targets. In June 2018, we achieved and received a $10.0 million research milestone payment. In addition, for any licensed product for which Roche retains worldwide commercialization rights, we will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which we retain commercialization rights in the United States, we and

Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

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

Subject to the terms and conditions of the Roche agreement, we have agreed to work exclusively with Roche with respect to each collaboration target. In the third quarter of 2018, our obligation to work exclusively with Roche within the field of cancer immunotherapy expired under the terms of the Roche agreement. In addition, subject to specified exceptions, Roche has a right of first negotiation in the event that we desire to grant any third party rights to develop or commercialize a licensed product under either of the collaboration programs for which we will retain commercialization rights in the United States. Roche’s right of first negotiation will not apply in connection with a change of control of us, an assignment by us in accordance with the terms of the Roche agreement or certain agreements with contract research organizations, contract manufacturing organizations, academic institutions, not-for-profit third parties or distributors.

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

CStone Pharmaceuticals

On June 1, 2018, we entered into a collaboration and license agreement, or the CStone agreement, with CStone pursuant to which we granted CStone exclusive rights to develop and commercialize our drug candidates BLU-554, avapritinib, and BLU-667, including back-up forms and certain other forms thereof, which we refer to collectively as the licensed products, in Mainland China, Hong Kong, Macau and Taiwan, each of which we refer to as a “region” and collectively, as the CStone territory, either as a monotherapy or as part of a combination therapy. We will retain exclusive rights to the licensed products outside the CStone territory.

We received an upfront cash payment of $40.0 million, and subject to the terms of the CStone agreement, will be eligible to receive up to approximately $346.0 million in milestone payments, including $118.5 million related to development and regulatory milestones and $227.5 million related to sales-based milestones. In addition, CStone will be obligated to pay us tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone will be responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of BLU-554 as a combination therapy in the CStone territory that will be shared by us and CStone.

Pursuant to the terms of the CStone agreement, CStone will be responsible for conducting all development and commercialization activities in the CStone territory related to the licensed products. Subject to specified exceptions, during the term of the CStone agreement, each party has agreed that neither it nor its affiliates will conduct specified development and commercialization activities in the CStone territory related to selective inhibitors of FGFR4, KIT, PDGFRA and RET. In addition, under the CStone agreement, each party has granted the other party specified intellectual property licenses to enable the other party to perform its obligations and exercise its rights under the CStone agreement, including license grants to enable each party to conduct research, development and commercialization activities pursuant to the terms of the CStone agreement.

The CStone agreement will continue on a licensed product-by-licensed product and region-by-region basis until the later of (i) 12 years after the first commercial sale of a licensed product in a region in the CStone territory and (ii) the date of expiration of the last valid patent claim related to our patent rights or any joint collaboration patent rights for the licensed product that covers the composition of matter, method of use or method of manufacturing such licensed product in such region. Subject to the terms of the CStone agreement, CStone may terminate the CStone agreement in its entirety or with respect to one or more licensed products for convenience by providing written notice to us after June 1, 2019, and CStone may terminate the CStone agreement with respect to a licensed product for convenience at any time by providing written notice to us following the occurrence of specified events. In addition, we may terminate the CStone agreement under specified circumstances if CStone or certain other parties challenges our patent rights or any joint collaboration patent rights or if CStone or its affiliates do not conduct any material development or commercialization activities with respect to one or more licensed products for a specified period of time, subject to specified exceptions. Either party may terminate the CStone agreement for the other party’s uncured material breach or insolvency. In certain termination circumstances, the parties are entitled to retain specified licenses to be able to continue to exploit the licensed products, and in the event of termination by CStone for our uncured material breach, we will be obligated to pay CStone a low single digit percentage royalty on a licensed product-by-licensed product on annual net sales of such licensed product in the CStone territory, subject to a cap and other specified exceptions.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our drug candidates, including avapritinib, BLU-667, BLU-554 and BLU-782, and our core technologies, including our novel target discovery engine, our proprietary compound library, and other know‑how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary or intellectual property rights. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S., international and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know‑how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We file patent applications directed to our drug candidates in an effort to establish intellectual property positions regarding these new chemical entities as well as uses of these new chemical entities in the treatment of diseases. We also file patent applications directed to novel fusions that we have discovered through our target discovery engine and the use of these fusions in diagnosing and treating disease. As of February 15, 2019, we owned 21 issued U.S. patents, 21 pending U.S. patent applications, nine pending U.S. provisional applications, 167 foreign patent applications pending in a number of jurisdictions, including Australia, Brazil, Canada, China, the European Union, Israel, India, Japan, South Korea, Mexico New Zealand, Russia, South Africa, 13 issued foreign patents, and four pending Patent Cooperation Treaty, or PCT, international patent applications. Our pending patent applications pertain to our key research and development programs, specifically our programs for avapritinib, BLU-667, BLU-554 and BLU-782, and our pipeline, including additional kinase discovery programs and novel recurrent fusions. Our issued U.S. patents are projected to expire between 2033 and 2037, and any patents that may issue from our pending U.S. applications and provisional U.S. applications would be projected to expire between 2033 and 2040.

The intellectual property portfolios for our most advanced drug candidates as of February 15, 2019 are summarized below. Each of these portfolios is in its early stages and, with respect to some of the pending patent applications covering our drug candidates, prosecution has just begun or is in progress. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO and by patent offices in other countries are often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below.

Avapritinib (KIT and PDGFRA)

The intellectual property portfolio for our avapritinib program contains patent applications directed to compositions of matter for avapritinib and analogs, compositions of matter for KIT inhibitors with different compound families, as well as methods of use for these novel compounds. As of February 15, 2019, we owned nine issued US patents, three pending U.S. patent applications, 40 pending foreign patent applications in a number of jurisdictions, including Argentina, Australia, Bolivia, Brazil, Canada, China, the European Union, Israel, India, Japan, South Korea, Mexico, New Zealand, Pakistan, Russia, South Africa, Taiwan and Venezuela, four issued foreign patents, one pending PCT international patent application and two U.S. provisional applications directed to our KIT and PDGFRA program, including avapritinib. Any U.S. or ex-U.S. patents issuing from the pending applications covering avapritinib will have a statutory expiration date of October 2034 or January 2040. Patent term adjustments or patent term extensions could result in later expiration dates.

BLU-667 (RET)

The intellectual property portfolio for our BLU-667 program contains patent applications directed to compositions of matter for BLU-667 and analogs, compositions of matter for RET inhibitors with different compound families and methods of use for these novel compounds. As of February 15, 2019, we owned four issued U.S. patents, three pending U.S. patent applications, one pending PCT international application, 28 pending foreign patent applications in a number of jurisdictions, including the United Arab Emirates, Argentina, Australia, Brazil, Canada, China, the European Union, Israel, India, Japan, Saudi Arabia, South Korea, Mexico, New Zealand, Eurasia and South Africa, and six pending provisional U.S. patent applications directed to our RET program, including BLU-667, which, if issued, will have statutory expiration dates between November 2036 and August 2039.

BLU-554 (FGFR4)

The intellectual property portfolio for our BLU-554 program contains patent applications directed to compositions of matter for BLU‑554 and analogs, as well as compositions of matter for FGFR4 inhibitors with different compound families. The portfolio also includes patent applications directed to methods of use for the novel compounds as well as patent applications directed broadly to FGFR4 selective inhibitors. As of February 15, 2019, we owned seven issued U.S. patents, two pending U.S. patent applications, one pending PCT international application, 39 foreign patent applications pending in a number of jurisdictions, including Australia, Brazil, Canada, China, the European Union, Israel, India, Japan, South Korea, Mexico New Zealand, Russia, South Africa and Taiwan, and eight issued foreign patents directed to our FGFR4 program, including BLU-554. Any U.S. or ex-U.S. patent issuing from the pending applications covering BLU-554 will have a statutory expiration date between July 2033 and September 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

BLU-782 (ALK2)

The intellectual property portfolio for our BLU-782 program contains patent applications directed to compositions of matter for BLU-782 and analogs, compositions of matter for other inhibitors with different compound families and methods of use for these novel compounds. As of February 15, 2019, we owned one pending U.S. patent application, one pending PCT international application and 15 pending foreign patent applications in a number of jurisdictions, including Australia, Brazil, Canada, China, Chile, the European Union, Israel, Japan, South Korea, Mexico, New Zealand, Eurasia and South Africa, directed to our ALK2 program, including BLU-782, which, if issued, will have statutory expiration dates of April 2037 or October 2038.

Platform

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of February 15, 2019, we owned ten pending U.S. patent applications, nine pending European Union patent applications and one issued European patent directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2039.

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

avapritinib

We are initially developing avapritinib for advanced GIST and for SM, including advanced SM and indolent and smoldering SM. If avapritinib receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin, a multi-kinase inhibitor with KIT D816V inhibitory activity that was approved in April 2017 by the FDA for the treatment of advanced SM. If avapritinib receives marketing approval for third line advanced GIST, it will face competition from Bayer AG’s regorafenib, and if avapritinib receives marketing approval for second line advanced GIST, it will face competition from Pfizer Inc.’s sunitinib. In addition, if avapritinib receives marketing approval for advanced SM, GIST and/or for GIST patients with the PDGFRA D842V mutation, it may face competition from other drug candidates in development for these indications, including drug candidates in development by AB Science S.A., Allakos Inc., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., Celldex Therapeutics, Inc., and Deciphera Pharmaceuticals, LLC.

BLU‑667

We are initially developing BLU‑667 for patients with RET-altered NSCLC, MTC and other advanced solid tumors. If BLU‑667 receives marketing approval for patients with RET-driven cancers, it may face competition from other drug candidates in development, including drug candidates in development by ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Loxo Oncology, Inc., a wholly-owned subsidiary of Eli Lilly and Company, Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. and Roche, as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, ponatinib, sorafenib, sunitinib and vandetinib.

BLU‑554

We are initially developing BLU‑554 for patients with advanced HCC driven by FGFR4. If BLU-554 receives marketing approval for patients with FGFR4-activated HCC, it will face competition from Bristol-Myers Squibb Company’s nivolumab and Merck & Co., Inc.’s pembrolizumab, immune checkpoint inhibitors approved by the FDA for the treatment of HCC, as well as sorafenib, cabozantinib, regorafenib and lenvatinib, multi-kinase inhibitors approved for the treatment of HCC. In addition, BLU-554 may face competition from other drug candidates in development by Abbisko Therapeutics Co., Ltd, AstraZeneca plc, Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Incyte Corporation, Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd., U3 Pharma GmbH, a wholly-owned subsidiary of Daiichi Sankyo Company, Limited, and Xoma Ltd.

BLU‑782

We are initially developing BLU‑782 for patients with FOP. If BLU-782 receives marketing approval for FOP, it may face competition from drug candidates in development by BioCryst Pharmaceuticals, Inc., Clementia Pharmaceuticals Inc., La Jolla Pharmaceutical Company and Regeneron Pharmaceuticals, Inc.

Commercialization Plans

Our goal is to become a fully‑integrated precision therapy company capable of delivering transformative precision therapies to patients. Given our stage of development, we have started to establish our own commercial organization and distribution capabilities with an initial focus on the United States and Europe. We believe our portfolio strategy focused on genomically defined cancers, rare diseases and cancer immunotherapy will allow us to efficiently commercialize our drug candidates in the United States and Europe on our own initially and worldwide longer‑term. We currently have worldwide development and commercialization rights to avapritinib, BLU-667 and BLU-554 other than the rights licensed to CStone in the CStone territory, and we currently have worldwide development and commercialization rights to BLU-782 and all of our discovery programs other than the discovery-stage programs under the Roche collaboration. Subject to obtaining regulatory approval, we believe we can successfully launch and commercialize our initial drug candidates on our own, using a small and highly specialized sales force similar to those of other rare disease companies. However, we may establish collaborations with pharmaceutical companies to leverage their capabilities to maximize the potential of our drug candidates.

Under the terms of our agreements related to the development and commercialization of companion diagnostic tests, third parties are responsible for the commercialization of companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, BLU-667 in order to identify NSCLC patients with RET fusions and BLU‑554 in order to identify HCC patients with FGFR4 pathway activation.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for pre-clinical and clinical testing, as well as for commercial manufacture of any drugs that we may commercialize. To date, we have obtained active pharmaceutical ingredients, or API, or drug substance for avapritinib, BLU-667, BLU-554 and BLU-782 for our pre-clinical and clinical testing from four third‑party manufacturer and drug product from two third party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have a long‑term supply arrangement in place. We do not currently have arrangements in place for redundant supply for commercial API and drug substance or for clinical and commercial drug product. For all of our drug candidates, we intend to identify and qualify additional manufacturers to provide the API, drug substance and drug product prior to submission of a new drug application to the FDA and/or a marketing authorization application to the European Medicines Agency.

Our drug candidates avapritinib, BLU-667, BLU-554 and BLU-782 are compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale‑up and does not require unusual equipment in the manufacturing process. We expect to continue developing drug candidates that can be produced cost‑effectively at contract manufacturing facilities.

Under the terms of our agreements related to the development and commercialization of companion diagnostic tests, we will rely on third parties to develop and commercialize companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, BLU-667 in order to identify NSCLC patients with RET fusions and BLU‑554 in order to identify HCC patients with FGFR4 pathway activation. We generally expect to rely on third parties for the manufacture of any other companion diagnostic tests we may seek to develop.

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

The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the regulatory authority’s refusal to approve pending applications, withdrawal of an approval, clinical holds, untitled or warning letters, voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, debarment, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Clinical trials are generally conducted in three sequential phases that may overlap or be combined, known as Phase 1, Phase 2 and Phase 3 clinical trials. Phase 1 clinical trials for oncology indications generally involve a small number of disease-affected patients who are treated with the drug candidate in escalating dose cohorts. The primary purpose of these clinical trials is to determine the MTD, or a recommended dose if the MTD is not achieved, assess the PK profile, pharmacologic action, side effect tolerability and safety of the drug. Phase 1 clinical trials for oncology indications may also evaluate preliminary evidence of clinical activity. Phase 2 clinical trials typically involve studies in disease‑affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 clinical trials generally involve large numbers of patients (from several hundred to several thousand subjects) at multiple sites, in multiple countries and are designed to provide the data necessary to demonstrate the efficacy of the drug for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the drug and provide an adequate basis for physician labeling. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a drug during marketing. Generally, two adequate and well‑controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

Post‑approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 clinical trials.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse reactions, any finding from other clinical studies, tests in laboratory animals, or in vitro testing that suggests a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, cGMPs impose extensive procedural, substantive and recordkeeping requirements to ensure and preserve the long-term stability and quality of the final drug product. In addition, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

In addition, under the Pediatric Research Equity Act, or PREA, as amended, an NDA or supplement to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fiscal year 2019 fee schedule, effective through September 30, 2019, the user fee for an application requiring clinical data, such as an NDA, is $2,588,478. PDUFA also imposes an annual prescription drug product program fee for human drugs ($309,915). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. In addition, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non‑orphan indication.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in‑depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, for a new molecular entity the FDA has ten months from the filing date in which to complete its initial review of a standard NDA and respond to the applicant, and six months from the filing date for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

Before approving an NDA, the FDA will conduct a pre‑approval inspection of the manufacturing facilities for the new drug to determine whether they comply with cGMPs. The FDA will not approve the drug unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the drug within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials by inspecting the sponsor or clinical trial sites to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal clinical trial(s), and/or other significant, expensive and time‑consuming requirements related to clinical trials, pre-clinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application or request a hearing. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, accelerated approval, priority review and breakthrough therapy designation, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures. To be eligible for fast track designation, the FDA must determine, based on the request of a sponsor, that a drug is intended to treat a serious or life-threatening disease or condition and based on pre-clinical or preliminary clinical data demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors.

The FDA may give a priority review designation to drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six- and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

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

In the United States, once a drug is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that drugs be manufactured in specific approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our drugs in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute drugs manufactured, processed or tested by them. Discovery of problems with a drug after approval may result in restrictions on a drug, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the drug from the market, and may require substantial resources to correct.

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

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and marketing the drug for this type of disease or condition will be recovered from sales in the United States. In the European Union, the European Commission, after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products, or COMP, grants medicinal product designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life‑threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union Community. In addition, designation is granted for products intended for the diagnosis, prevention or treatment of a life‑threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product.

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

In the European Union, medicinal product designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following drug or biological product approval. This period may be reduced to six years if the medicinal product designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Regulation of Diagnostic Tests

We expect that our drug candidates may require use of a diagnostic to identify appropriate patient populations for our products. These diagnostics, often referred to as companion diagnostic tests, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. For example, we have entered into agreements with third parties to develop and commercialize companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, BLU-667 in order to identify NSCLC patients with RET fusions and BLU‑554 in order to identify HCC patients with FGFR4 pathway activation. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, pre-clinical and clinical testing, premarket clearance or approval, establishment registration and device listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post‑market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. We expect that any companion diagnostic test developed for our drug candidates will utilize the PMA pathway.

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

Coverage and Reimbursement

Sales of our drugs will depend, in part, on the extent to which our drugs will be covered by third‑party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third‑party payors are increasingly reducing or restricting reimbursements for medical drugs and services. In addition, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost‑containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third‑party reimbursement for our drug candidates, if approved, or a decision by a third‑party payor to not cover our drug candidates could reduce physician usage of such drugs and have a material adverse effect on our sales, results of operations and financial condition.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we receive marketing approval. Any negotiated prices for our drugs covered by a Part D prescription drug plan may be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non‑governmental payors.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare drugs and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. The 2017 Tax Cuts and Jobs Act, or TJCA, includes a provision repealing the individual mandate, effective January 1, 2019. Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating these subsidies, but on October 25, 2017, a federal judge in California denied their request for a restraining order. In addition, the Centers for Medicare & Medicaid Services, the agency responsible for administering the Medicare program, or CMS, recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the health benefits required under the Affordable Care Act for plans sold through these marketplaces. There may be further action to repeal, replace or modify the Affordable Care Act. While any legislative and regulatory changes will likely take time to develop, and may or may not have an impact on the regulatory regime to which we are subject, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

The federal Anti‑Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The government has enforced the Anti‑Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti‑kickback laws, which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third‑party payor, including commercial insurers.

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

Employees

As of February 15, 2019, we had 217 full‑time employees, including 76 employees with M.D. or Ph.D. degrees. Of these full‑time employees, 159 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to Our Financial Position and Need for Additional Capital

We are a precision therapy company with a limited operating history and have not generated any revenue from drug sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We are a precision therapy company with a limited operating history on which investors can base an investment decision. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in April 2011. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates and undertaking pre-clinical studies and commencing Phase 1 clinical trials and preparing for additional planned clinical trials for our most advanced drug candidates, avapritinib, BLU-667, BLU-554 and BLU-782.

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

Since inception, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing drug substance and drug product material for use in pre-clinical studies and clinical trials, conducting pre-clinical studies and commencing clinical development and pre-commercial activities. To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through December 31, 2018, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017 and December 2017 follow‑on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $55.0 million in upfront and milestone payments under our existing collaboration with Roche, a $40.0 million upfront payment under our existing collaboration with CStone, and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net losses were $236.6 million, $148.1 million and $72.5 million for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, we had an accumulated deficit of $597.5 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced‑manufacturing expenses. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

To date, we have not generated any revenue from our most advanced drug candidates, avapritinib, BLU-667, BLU-554 and BLU-782. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, avapritinib, BLU-667, BLU-554 or one of our other drug candidates. We do not expect to generate any revenue from the sale of avapritinib until 2020, assuming we are able to file for regulatory approval for avapritinib in the United States in the second quarter of 2019 and receive marketing approval by 2020. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

The development of pharmaceuticals is capital‑intensive. We are currently advancing our most advanced drug candidates, avapritinib, BLU-667, BLU-554 and BLU-782, through clinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for, our drug candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Roche, CStone or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of December 31, 2018, we had cash, cash equivalents and investments of $494.0 million. Based on our current plans, we believe our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaborations with Roche and CStone, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;

•	the costs of securing and producing drug substance and drug product material for use in pre-clinical studies, clinical trials and for use as commercial supply;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	the success of our collaborations with Roche and CStone;
•	the success of our current or future collaborations for companion diagnostic tests;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Roche and CStone, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Risks Related to Drug Development and Regulatory Approval

We are very early in our development efforts with only four drug candidates in clinical development: avapritinib, BLU-667, BLU-554 and BLU-782. All of our other drug candidates are currently in pre-clinical or earlier stages of development. If we are unable to advance our other drug candidates to clinical development, obtain regulatory approval for our most advanced drug candidates or other drug candidates and ultimately commercialize our most advanced drug candidates or other drug candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts with only four drug candidates in clinical development: avapritinib, BLU-667, BLU-554 and BLU-782. All of our other drug candidates are currently in pre-clinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our drug candidates avapritinib, BLU-667, BLU-554 and BLU-782. Our ability to generate drug revenues, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we do not expect to generate any revenue from the sale of avapritinib until 2020, assuming we are able to file for regulatory approval for avapritinib in the United States in the second quarter of 2019 and receive marketing approval by 2020 . We may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. In addition, for some of our drug candidates, in order to select patients most likely to respond to treatment and rapidly confirm mechanistic and clinical proof-of-concept, we may seek to develop companion diagnostic tests, which are assays or tests to identify an appropriate patient population. For example, we have entered into agreements with third parties to develop and commercialize companion diagnostics for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, BLU-554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions. Companion diagnostic tests are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our most advanced drug candidates and other drug candidates will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials, including our current clinical trials for avapritinib, BLU-667, BLU-554 and BLU-782;

•	successful completion of pre-clinical studies for our other drug candidates;
•	approval of Investigational New Drug applications for future clinical trials for our other drug candidates;
•	successful development of any companion diagnostic tests for use with our current or future drug candidates;
•	receipt of regulatory approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our drug candidates;
•	launching commercial sales of our drug candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of the drug candidates, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	enforcing and defending intellectual property rights and claims; and
•	maintaining a continued acceptable safety profile of the drug candidates following approval.

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

Our drug candidates avapritinib, BLU-667, BLU-554 and BLU-782 are in clinical development, and all of our other drug candidates are in pre-clinical development. The risk of failure for our drug candidates is high. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drug candidates. Our pre-clinical studies, current clinical trials and future clinical trials may not be successful.

Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, in the European Union for each drug candidate and, consequently, the ultimate approval and commercial marketing of avapritinib, BLU-667, BLU-554, BLU-782 and our other drug candidates. We do not know whether any of our clinical trials for our drug candidates will be completed on schedule, if at all.

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

We focus our research and product development on treatments for cancer and rare genetic diseases, including genomically defined cancer and diseases driven by abnormal kinase activation. Because the target patient populations for our drug candidates are relatively small, it may be difficult to successfully identify patients. We have entered into agreements with third parties to develop a companion diagnostic test for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, BLU-554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions. We plan to engage a third party to develop a companion diagnostic test for use in our planned COMPASS-2L trial, and we may engage third parties to develop companion diagnostic tests for use in some of our other current or future clinical trials. However, third parties may not be successful in developing such companion diagnostic tests, furthering the difficulty in identifying patients for our clinical trials.

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

Our drug candidates and any related companion diagnostic tests, including the companion diagnostic tests that we are developing for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, BLU-554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We may also need marketing approval for any related companion diagnostic tests, including the companion diagnostic tests that we are developing for avapritinib, BLU-667 and BLU-554. We have not received approval to market any of our drug candidates or related companion diagnostic tests from regulatory authorities in any jurisdiction, and it is possible that none of our current or future drug candidates or related companion diagnostic tests will ever obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

•

the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

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

In June 2017, the FDA granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation, and in October 2018, the FDA granted breakthrough therapy designation to avapritinib for the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia. In December 2018, the FDA granted breakthrough therapy designation to BLU-667 for the treatment of patients with RET mutation-positive MTC that requires systemic treatment and for which there are no acceptable alternative treatments. We may also seek breakthrough therapy designation for some of our other drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to other drugs and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification.

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

The FDA has granted fast track designation to avapritinib for (i) the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second TKI and (ii) the treatment of patients with unresectable or metastatic GIST with the PDGFRA D842V mutation regardless of prior therapy, and the FDA has granted fast track designation to BLU-782 for the treatment of FOP. We may also seek fast track designation for some of our other drug candidates. If a drug is intended for the treatment of a serious or life‑threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received fast track designation for avapritinib for treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRA D842V mutation regardless of prior therapy, or even if we receive fast track designation for our other drug candidates, we may not experience a faster development process, review or approval. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

While we have received orphan drug designation for our most advanced drug candidates, avapritinib, BLU-667 and BLU-554, for specified indications, we may seek orphan drug designation for some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

The FDA has granted orphan drug designation to avapritinib for the treatment of GIST and the treatment of mastocytosis, to BLU‑554 for the treatment of HCC and to BLU-667 for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC. In addition, the European Commission has granted medicinal product designation to avapritinib for the treatment of GIST and the treatment of mastocytosis. As part of our business strategy, we may seek orphan drug designation for some of our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers.

Similarly, in the European Union, the European Commission grants medicinal product designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life‑threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). In addition, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life‑threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. In the European Union, orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek orphan drug designation for our other drug candidates in addition to avapritinib for the treatment of GIST and the treatment of mastocytosis, BLU‑554 for the treatment of HCC and BLU-667 for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations.

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

The precise incidence and/or prevalence for GIST, SM, RET-altered NSCLC and MTC, HCC and FOP are unknown. Our projections of the number of people who have these diseases, the frequency of the genetic alterations targeted by our drug candidates and the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates are based on estimates. We estimate that in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan, or the Major Markets, there are approximately: 20,700 patients with SM, including 2,600 patients with advanced SM and 18,100 patients with ISM and SSM (regardless of severity of symptoms); 500 first-line patients with PDGFRA D842V mutant GIST (including resectable, metastatic and unresectable GIST); 7,500 second-line patients with GIST, including approximately 75%-80% of second-line patients with GIST who do not have a KIT V654A or T670I mutation; 7,400 third-line and later patients with GIST (regardless of alteration); 8,900 first- and second-line patients with RET-altered NSCLC; 1,300 patients with MTC (regardless of line of therapy or alteration); 25,900 first- and second-line patients with FGFR4-activated HCC; and 1,100 patients with FOP.

The total addressable market opportunity for avapritinib for the treatment of patients with GIST and SM, BLU‑667 for the treatment of patients with RET-altered NSCLC and MTC, BLU‑554 for the treatment of patients with advanced HCC and BLU-782 for the treatment of patients with FOP will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of avapritinib, BLU-667, BLU-554 and BLU-782, if our drug candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the Major Markets and elsewhere, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, patients treated with our drug candidates may develop mutations that confer resistance to treatment or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

The development and commercialization of new drugs is highly competitive. We face competition with respect to our current drug candidates, and we will face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of therapies in the field of kinase inhibition for cancer and other diseases. Some of these competitive drugs and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If avapritinib receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin, a multi-kinase inhibitor with KIT D816V inhibitory activity that was approved in April 2017 by the FDA for the treatment of advanced SM. If avapritinib receives marketing approval for third line advanced GIST, it will face competition from Bayer AG’s regorafenib, and if avapritinib receives marketing approval for second line advanced GIST, it will face competition from Pfizer Inc.’s sunitinib. In addition, if avapritinib receives marketing approval for advanced SM, GIST and/or for GIST patients with the PDGFRA D842V mutation, it may face competition from other drug candidates in development for these indications, including drug candidates in development by AB Science S.A., Allakos Inc., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., Celldex Therapeutics, Inc., and Deciphera Pharmaceuticals, LLC. If BLU‑667 receives marketing approval for patients with RET-driven cancers, it may face competition from other drug candidates in development, including drug candidates in development by ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Loxo Oncology, Inc., a wholly-owned subsidiary of Eli Lilly and Company, Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. and Roche, as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, ponatinib, sorafenib, sunitinib and vandetinib.

If BLU-554 receives marketing approval for patients with FGFR4-activated HCC, it will face competition from Bristol-Myers Squibb Company’s nivolumab and Merck & Co., Inc.’s pembrolizumab, immune checkpoint inhibitors approved by the FDA for the treatment of HCC, as well as sorafenib, cabozantinib, regorafenib and lenvatinib, multi-kinase inhibitors approved for the treatment of HCC. In addition, BLU-554 may face competition from other drug candidates in development by Abbisko Therapeutics Co., Ltd, AstraZeneca plc, Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Incyte Corporation, Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd., U3 Pharma GmbH, a wholly-owned subsidiary of Daiichi Sankyo Company, Limited, and Xoma Ltd. If BLU-782 receives marketing approval for FOP, it may face competition from drug candidates in development by BioCryst Pharmaceuticals, Inc., Clementia Pharmaceuticals Inc., La Jolla Pharmaceutical Company and Regeneron Pharmaceuticals, Inc.

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

We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and use of our drug candidates through compassionate use programs, and we will face an even greater risk if we commercially sell any drug candidates that we may develop. If we cannot successfully defend ourselves against claims that our drug candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostic tests. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostic tests. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into agreements to develop and commercialize companion diagnostic tests with third parties for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, BLU‑554 in order to identify HCC patients with FGFR4 pathway activation and BLU-667 in order to identify NSCLC patients with RET fusions, and we expect to develop a companion diagnostic test with a third party for avapritinib for our planned COMPASS-2L trial in order to select patients with PDGFRA- and KIT-driven second-line GIST who do not test positive for the KIT V654A or T670I mutations. However, we have not yet initiated commercialization of these companion diagnostic tests or development and commercialization of companion diagnostic tests for any of our other programs. We have little experience in the development and commercialization of companion diagnostic tests and may not be successful in developing and commercializing appropriate companion diagnostic tests to pair with any of our drug candidates that receive marketing approval. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing and commercializing companion diagnostic tests, we are relying on third parties to design, manufacture, obtain regulatory approval for and commercialize the companion diagnostic tests for avapritinib, BLU-667 and BLU-554, and we expect to rely in whole or in part on third parties to design, manufacture, obtain regulatory approval for and commercialize any other companion diagnostic tests for our drug candidates. We and our collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic test that we may seek to develop:

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required that CMS reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or companion diagnostic tests or additional pricing pressures.

Since its enactment, some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, and executive challenges. In 2012, the U.S. Supreme Court upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the “individual mandate.” Though Congress has not passed repeal legislation to date, the 2017 Tax Reform Act included a provision which repealed the individual mandate effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Affordable Care Act is an essential and inseverable feature of the Affordable Care Act, and therefore because the mandate was repealed as part of the 2017 Tax Reform Act, the remaining provisions of the Affordable Care Act are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

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

On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating these subsidies, but on October 25, 2017, a federal judge in California denied their request for a restraining order. In addition, the Centers for Medicare & Medicaid Services, the agency responsible for administering the Medicare program, or CMS, recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the health benefits required under the Affordable Care Act for plans sold through these marketplaces. For example, on November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule would allow Medicare Advantage plans to use pre-authorization and step therapy for six protected classes of drugs, with certain exceptions; permit plans to implement pre-authorization and step therapy in Medicare Part B drugs; change the definition of “negotiated prices”; and add a new definition of “price concession.” It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business. Congress will likely continue to consider subsequent legislation and further action to repeal, replace or modify the Affordable Care Act. It is unclear what impact any changes to the Affordable Care Act will have on the availability of healthcare and containing or lowering the cost of healthcare. We plan to continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement may have on our business.

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

Beyond challenges to the Affordable Care Act, other legislative measures have also been enacted that may impose additional pricing and product development pressures on our business. For example, on May 30, 2018, the Right to Try Act, was signed into law. Among other things, this law provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy. We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

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

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services (similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation);

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

On January 31, 2019, the Department of Health and Human Services, or HHS, and HHS Office of Inspector General, or OIG, proposed an amendment to one of the existing anti-kickback safe harbors (42 C.F.R. 1001.952(h)) that would prohibit certain pharmaceutical manufacturers from offering rebates to pharmacy benefit managers in the Medicare Part D and Medicaid managed care programs. The proposed amendment would remove protection for "discounts" from anti-kickback enforcement action and would include criminal and civil penalties for knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or reward the referral of business reimbursable under federal health care programs. At the same time, HHS also proposed to create a new safe harbor to protect point-of-sale discounts that drug manufacturers provide directly to patients and add another safe harbor to protect certain administrative fees paid by manufacturers to pharmacy benefit managers. If this proposal is adopted, in whole or in part, it could affect the pricing and reimbursement for any products for which we receive approval in the future.

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

In addition, our collaborations with Roche and CStone, as well as any future collaborations that we enter into, may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. For example, in the fourth quarter of 2017, Alexion terminated our collaboration related to fibrodysplasia ossificans progressiva for convenience following a strategic review by Alexion of its research and development portfolio. Any termination or expiration of our collaboration agreements with Roche and CStone or any future collaboration agreement could adversely affect us financially or harm our business reputation.

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

The third parties upon whom we rely for the supply of the active pharmaceutical ingredient, or API, drug substance and drug product used in our most advanced drug candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The API, drug substance and drug product used in our most advanced drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug substance and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. Although we have entered into arrangements to establish redundant or second-source supply of some of the API, drug product or drug substance for our most advanced drug candidates, if any of our suppliers ceases its operations for any reason or is unable or unwilling to supply API, drug product or drug substance in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug candidates and our financial condition.

For all of our drug candidates, we intend to identify and qualify additional manufacturers to provide such API, drug substance and drug product prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

Establishing additional or replacement suppliers for the API, drug substance and drug product used in our drug candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of the API, drug substance and drug product used in our drug candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API, drug substance and drug product from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our lead drug candidate, avapritinib, as well as our other most advanced drug candidates, BLU-667, BLU-554 and BLU-782, and our core technologies, including our novel target discovery engine and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary compounds, technology, inventions and improvements that are important to the development and implementation of our business. We also rely on copyright, trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patents and patent applications that relate to avapritinib, BLU-667, BLU-554 and BLU-782 as composition of matter. We also own applications relating to composition of matter for KIT inhibitors with multiple compound families, composition of matter for FGFR4 inhibitors with multiple compound families, composition of matter for inhibitors of RET, including predicted RET resistance mutations, with multiple compound families, and composition of matter for inhibitors of ALK2, with multiple compound families, as well as methods of use for these novel compounds. The issued patent directed to avapritinib composition of matter has a statutory expiration date in 2034, the issued patent directed to BLU‑554 composition of matter has a statutory expiration date in 2034 and the issued patent directed to BLU-667 composition of matter has a statutory expiration date in 2036.

As of February 15, 2019, we owned nine issued U.S. patents, four issued foreign patents, including one European patent validated in 38 countries, three pending U.S. non-provisional patent applications, two pending U.S. provisional patent applications, 40 pending foreign patent applications and one pending Patent Cooperation Treaty, or PCT, international patent application directed to our KIT program, including avapritinib. Our foreign patent filings are in a number of jurisdictions, including Australia, Argentina, Brazil, Bolivia, Canada, China, the European Union, Hong Kong, Israel, India, Japan, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, South Korea, Taiwan, Uruguay and Venezuela. Any U.S. or ex‑U.S. patents issuing from the pending applications covering avapritinib will have a statutory expiration date between October 2034 and January 2040. Patent term adjustments or patent term extensions could result in later expiration dates.

As of February 15, 2019, we owned four issued U.S. patents, three pending U.S. non-provisional patent applications, one pending PCT international application, 28 pending foreign patent applications and six pending U.S. provisional patent applications directed to our RET program, including BLU-667. Our foreign patent filings are in a number of jurisdictions, including Argentina, Australia, Brazil, Canada, China, Chile, Ecuador, Eurasia, the European Union, Israel, India, Japan, Lebanon, Malaysia, Mexico, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, Thailand, the United Arab Emirates and Uruguay. Any U.S. or ex-U.S. patent issuing from the pending applications covering BLU-667 will have a statutory expiration date between November 2036 and August 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

As of February 15, 2019, we owned seven issued U.S. patents, two pending U.S. non-provisional patent applications, eight issued foreign patents, 39 pending foreign patent applications and one pending PCT international patent application directed to our FGFR4 program, including BLU-554. Our foreign patent filings are in a number of jurisdictions, including Argentina, Australia, Bolivia, Brazil, Canada, China, Egypt, the European Union, Hong Kong, Israel, India, Indonesia, Japan, South Korea, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, Taiwan, Thailand, Uruguay, Venezuela and Vietnam. Any U.S. or ex‑U.S. patent issuing from the pending applications covering BLU‑554 will have a statutory expiration date between July 2033 and September 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

As of February 15, 2019, we owned one pending U.S. non-provisional patent application, one pending PCT international application and 15 pending foreign patent applications directed to our ALK2 program, including BLU-782. Our foreign patent filings are in a number of jurisdictions, including Australia, Brazil, Canada, China, Chile, the European Union, Israel, Japan, South Korea, Mexico, New Zealand, Eurasia and South Africa. Any U.S. or ex-U.S. patent issuing from pending applications covering BLU-782 will have statutory expiration dates of April 2037 or October 2038. Patent term adjustments or patent term extensions could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of February 15, 2019, we owned ten pending U.S. non-provisional patent applications, nine pending European Union patent applications and one issued European patent directed to this technology. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2039.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

The degree of patent protection we require to successfully commercialize our drug candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect avapritinib, BLU-667, BLU-554, BLU-782 or our other drug candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our drug candidates, including generic versions of such drugs.

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same methods or formulations or the same subject matter, in either case, that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first-to-file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty. For example, we are aware of patents owned by third parties that have generic composition of matter, method of inhibition and method of treatment claims that may cover BLU‑554 or generic method of treatment claims that may cover BLU-667. If the claims of any of these third-party patents are asserted against us, we do not believe BLU‑554, BLU-667 or our proposed activities related to such compounds would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates and technology, including interference proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our drugs are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to kinase inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of patents owned by third parties that have generic composition of matter, method of inhibition and method of treatment claims that may cover BLU‑554 or generic method of treatment claims that may cover BLU-667. If the claims of any of these third-party patents are asserted against us, we do not believe BLU‑554, BLU-667 or our proposed activities related to such compounds would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

We are highly dependent on the research and development, clinical, business development, financial and legal expertise of Jeffrey W. Albers, our President and Chief Executive Officer, Anthony L. Boral, our Chief Medical Officer, Marion Dorsch, our Chief Scientific Officer, Kathryn Haviland, our Chief Operating Officer, Michael Landsittel, our Chief Financial Officer, Tracey McCain, our Chief Legal and Compliance Officer, Christopher Murray, our Senior Vice President of Technical Operations, and Christina Rossi, our Chief Commercial Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of our executive officers may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of February 15, 2019, we had 217 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Following its June 23, 2016 vote to leave the European Union, on March 29, 2017, the United Kingdom invoked Article 50 of the Lisbon Treaty and formally began the process of exiting the European Union. Although Brexit has already and may continue to adversely affect European and/or worldwide economic or market, political or regulatory conditions and may contribute to instability in the global financial markets, political institutions and regulatory agencies, the resulting immediate changes in foreign currency exchange rates have had a limited overall impact due to natural hedging. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the European Union would have and how such withdrawal would affect us. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are negotiated in relation to the United Kingdom’s future relationship with the European Union, and we are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear.

For example, Brexit could result in the United Kingdom or the European Union significantly altering its regulations affecting the clearance or approval of our product candidates that are developed in the United Kingdom. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the United Kingdom, the European Union and elsewhere. In addition, the announcement of Brexit and the withdrawal of the United Kingdom from the European Union have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

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

Privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. On May 25, 2018, the European General Data Protection Regulation 2016/679, or GDPR, took effect. The GDPR applies to any company established in the European Union as well as any company outside the European Union that collects or otherwise processes personal data in connection with the offering goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. The GDPR imposes additional obligations and risk upon our business and substantially increase the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. If enacted, we will be subject to the EU ePrivacy Regulation, which is a proposed regulation of privacy and electronic communications. In addition, we will be subject to the California Consumer Privacy Act, which takes effect January 1, 2020 and will impose sweeping privacy and security obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unredacted or unencrypted personal information. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could lead to government enforcement actions and significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

Our stock price has been and may in the future be subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $109.00 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through February 15, 2019. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

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

As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission, or SEC, and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costlier.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2018, we had federal net operating loss carryforwards of approximately $464.9 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. In addition, pursuant to the TCJA, we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. These new rules apply regardless of the occurrence of an ownership change.

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

We also lease our former corporate headquarters at 38 Sidney Street in Cambridge, Massachusetts under a lease that will expire on October 31, 2022. The lease agreement provides us with an option to extend the lease for five additional years. In the first quarter of 2018, we fully subleased these premises through October 31, 2020. The sublessee has the option to extend the sublease through October 31, 2022, subject to specified exceptions under the sublease agreement.

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

Holders

As of January 31, 2019, there were approximately 16 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from April 30, 2015 (the first date that shares of our common stock were publicly traded) through December 31, 2018. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on April 30, 2015, and it assumes reinvestment of dividends, if any.

The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Blueprint Medicines Corporation, The Nasdaq Composite Index and The Nasdaq Biotechnology Index
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
4/30/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/30/2016
3/31/2017
6/30/2017
9/29/2017
12/29/2017
3/29/2018
6/29/2018
9/28/2018
12/31/2018
Blueprint Medicines Corporation
Nasdaq Composite Index
Nasdaq Biotechnology Index

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the year ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The selected historical financial information in this section is not intended to replace our financial statements and the related notes thereto. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended
	December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statements of Operations Data:
Collaboration revenue	$44,521	$21,426	$27,772	$11,400	$—
Operating expenses:
Research and development	243,621	144,687	81,131	48,588	31,844
General and administrative	47,928	27,986	19,218	14,456	7,890
Total operating expenses	291,549	172,673	100,349	63,044	39,734
Other income (expense):
Other income (expense), net	10,459	3,349	551	(429)	(98)
Interest expense	(73)	(221)	(469)	(696)	(453)
Total other income (expense)	10,386	3,128	82	(1,125)	(551)
Net loss	$(236,642)	$(148,119)	$(72,495)	$(52,769)	$(40,285)
Convertible preferred stock dividends	—	—	—	(3,153)	(5,765)

Net loss applicable to common stockholders	$(236,642)	$(148,119)	$(72,495)	$(55,922)	$(46,050)
Net loss per share applicable to common stockholders — basic and diluted(1)	$(5.39)	$(3.92)	$(2.64)	$(3.07)	$(32.41)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted(1)	43,867	37,793	27,492	18,236	1,421

(1)

See Note 11, “Net Loss per Share” in the accompanying notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per share applicable to common stockholders.

	As of
	December 31,
	2018	2017	2016	2015 (1)	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$68,064	$400,304	$52,069	$162,707	$47,240
Investments	425,948	273,052	216,149	—	—
Working capital(2)	439,464	642,615	191,913	151,776	41,510
Total assets	540,124	715,737	282,795	178,898	49,925
Deferred revenue	46,167	35,373	47,235	13,640	—
Term loan payable	—	1,518	4,069	7,338	9,042
Warrant liability	—	—	—	—	365
Convertible preferred stock	—	—	—	—	114,811
Total stockholders’ equity (deficit)	419,009	623,970	213,078	143,979	(79,382)

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

Overview

We are a precision therapy company focused on genomically defined cancers, rare diseases and cancer immunotherapy. Our approach is to leverage our novel target discovery engine to systematically and reproducibly identify kinases that are drivers of diseases and to craft highly selective and potent drug candidates that may provide significant and durable clinical responses for patients without adequate treatment options. This integrated biology and chemistry approach enables us to identify, characterize and design drug candidates to inhibit novel kinase targets that have been difficult to selectively inhibit. We believe that our uniquely targeted, scalable approach empowers the rapid design and development of new treatments and increases the likelihood of success.

Our most advanced drug candidates are avapritinib, BLU-667, BLU-554 and BLU-782. Our lead drug candidate, avapritinib, is an orally available, potent and highly selective inhibitor that targets KIT and PDGFRA mutations. These mutations abnormally activate receptor tyrosine kinases that are drivers of cancer and proliferative disorders, including gastrointestinal stromal tumors, or GIST, and systemic mastocytosis, or SM. GIST is a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract, or GI tract, and SM is a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure. We are currently evaluating avapritinib for the treatment of GIST in an ongoing Phase 1 clinical trial in advanced GIST, which we refer to as our NAVIGATOR trial, and an ongoing global, randomized Phase 3 clinical trial comparing avapritinib to regorafenib in third-line GIST, which we refer to as our VOYAGER trial. We have completed enrollment of the NAVIGATOR trial, and we plan to present additional data from this trial in the second quarter of 2019. We expect to complete enrollment of the VOYAGER trial in the second half of 2019. We plan to initiate a Phase 3 precision medicine trial in second-line GIST in the second half of 2019, which we refer to as our COMPASS-2L trial. In addition, we plan to submit a new drug application, or NDA, for avapritinib for the treatment of PDGFRA Exon 18 mutant GIST and fourth-line GIST in the second quarter of 2019, and we plan to submit a supplemental NDA for the treatment of third-line GIST in 2020. We are currently evaluating avapritinib for the treatment of SM in an ongoing Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, an ongoing registration‑enabling Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial, and an ongoing registration‑enabling Phase 2 clinical trial in indolent and smoldering SM, which we refer to as our PIONEER trial. We plan to present updated data from the EXPLORER trial in advanced SM in the second quarter of 2019, and we plan to present initial data from the PIONEER trial in indolent and smoldering SM in the second half of 2019. We expect to complete enrollment of the PATHFINDER trial in the second half of 2019. We plan to submit an NDA for advanced SM in 2020. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation to avapritinib for the treatment of GIST and the treatment of mastocytosis, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST and the treatment of mastocytosis. The FDA has granted fast track designation to avapritinib for (i) the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second TKI and (ii) the treatment of patients with unresectable or metastatic GIST with the PDGFRA D842V mutation regardless of prior therapy. In addition, the FDA has granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation and to avapritinib for the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia.

BLU-667 is an orally available, potent and highly selective inhibitor that targets RET, a receptor tyrosine kinase that is abnormally activated by mutations or fusions and RET resistance mutations that we predict will arise from treatment with first generation therapies. RET drives disease in subsets of patients with non-small cell lung cancer, or NSCLC, and cancers of the thyroid, including medullary thyroid carcinoma, or MTC, and papillary thyroid cancer, or PTC, and our research suggests that RET may drive disease in subsets of patients with colon cancer, breast cancer and other cancers. We are currently evaluating BLU-667 in an ongoing Phase 1 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as our ARROW trial. We expect to complete enrollment of the previously treated NSCLC and MTC cohorts in the ARROW trial in the second quarter of 2019. In addition, we plan to present updated data from the ongoing ARROW trial in the second quarter of 2019. We plan to submit an NDA for BLU-667 in the first half of 2020 based on additional data from the ongoing ARROW trial and currently expect the NDA submission will be for separate potential indications: (1) patients with RET-fusion positive NSCLC who have progressed following prior systemic therapy and (2) patients with RET-mutant MTC who have progressed following treatment with a tyrosine kinase inhibitor, or TKI. In addition, in the second half of 2019, we plan to initiate a Phase 3 clinical trial evaluating BLU-667 in first-line RET-altered NSCLC and plan to initiate a Phase 2 clinical trial evaluating BLU-667 in combination with osimertinib in treatment-resistant, EGFR-mutant NSCLC harboring an acquired RET alteration. The FDA has granted orphan drug designation to BLU-667 for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC, and the FDA has granted breakthrough therapy designation to BLU-667 for the treatment of patients with RET mutation-positive MTC that requires systemic treatment and for which there are no acceptable alternative treatments.

BLU-554 is an orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. We are currently evaluating BLU-554 in an ongoing Phase 1 clinical trial in patients with advanced HCC. We and CStone Pharmaceuticals, or CStone, plan to expand our ongoing Phase 1 clinical trial of BLU-554 to include clinical sites in Mainland China by the middle of 2019. In addition, we and CStone plan to initiate a proof-of-concept clinical trial in the second half of 2019 in the CStone territory evaluating BLU-554 in combination with CS1001, a clinical stage anti-programmed death ligand-1 immunotherapy being developed by CStone, as a first-line therapy for the treatment of patients with HCC. The FDA has granted orphan drug designation to BLU-554 for the treatment of HCC.

BLU-782 is an orally available, potent and highly selective inhibitor that targets mutant activin-like kinase 2, or ALK2. We are developing BLU-782 for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare, severely disabling genetic disease caused by mutations in the ALK2 gene, ACVR1. FOP is characterized by progressive heterotopic ossification, which is the abnormal transformation of muscle, ligaments and tendons into bone. Heterotopic ossification may be spontaneous or associated with painful episodic disease flare-ups that are usually precipitated by soft tissue injury. As the disease progresses, extra-skeletal bone increasingly restricts joints, resulting in severe disability and loss of mobility, compromised respiratory function and increased risk of early death. Currently, there are no approved therapies for FOP. We initiated a Phase 1 clinical trial in healthy volunteers in the first quarter of 2019, and we plan to initiate a Phase 2 clinical trial evaluating BLU-782 in patients with FOP in the first half of 2020. The FDA has granted fast track designation to BLU-782 for the treatment of fibrodysplasia ossificans progressiva.

We also plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. We currently have four wholly-owned discovery programs for undisclosed kinase targets, and we anticipate nominating at least one additional wholly-owned discovery program in 2019.

In addition, we entered into collaborations with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc., which we collectively refer to as Roche, and CStone in March 2016 and June 2018, respectively. Under our collaboration agreement with Roche, we are seeking to discover, develop and commercialize up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. Under our collaboration agreement with CStone, we are seeking to develop and commercialize BLU-554, avapritinib and BLU-667, including back-up forms and certain other forms, in Mainland China, Hong Kong, Macau and Taiwan, or the CStone territory, either as a monotherapy or as part of a combination therapy. We will continue to evaluate additional collaborations that could maximize the value for our programs and allow us to leverage the expertise of strategic collaborators. We are also focused on engaging in collaborations to capitalize on our discovery platform outside of our primary strategic focus area of cancer.

We currently have worldwide development and commercialization rights to avapritinib, BLU-667 and BLU-554 other than the rights licensed to CStone in the CStone territory. We currently have worldwide development and commercialization rights to BLU-782 and all of our discovery programs other than the discovery-stage programs under the Roche collaboration.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through December 31, 2018, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017 and December 2017 follow‑on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $55.0 million in upfront and milestone payments under our existing collaboration with Roche, a $40.0 million upfront payment under our existing collaboration with CStone, and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net losses were $236.6 million, $148.1 million and $72.5 million for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, we had an accumulated deficit of $597.5 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

•	continue to advance and initiate clinical development activities for our lead drug candidate, avapritinib, as well as our other most advanced drug candidates, BLU-667, BLU-554 and BLU-782;
•	seek marketing approvals for our drug candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•	continue to manufacture increasing quantities of drug substance and drug product material for use in pre-clinical studies, clinical trials and for any potential commercialization;
•	continue to discover, validate and develop additional drug candidates;

•	conduct research and development activities under our collaborations with Roche and CStone;
•	conduct development and commercialization activities for companion diagnostic tests for current or future drug candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other drug candidates or technologies;
•	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel; and
•	incur additional costs associated with operating as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from drug sales. Our revenue consists of collaboration revenue under our former collaboration with Alexion, which was terminated in October 2017, and our existing collaborations with Roche and CStone, including amounts that are recognized related to upfront payments, milestone payments and amounts due to us for research and development services. In the future, revenue may include revenues related to the supply of our drug candidates or products to CStone for development and commercialization activities in the CStone territory and additional milestone payments and royalties on any net product sales under our collaborations with Roche and CStone. We do not expect to generate any revenue from the sale of avapritinib until 2020, assuming we are able to file for regulatory approval for avapritinib in the United States in the second quarter of 2019 and receive marketing approval by 2020. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of product sales, if any, license fees, research and development services and related reimbursements, payments for manufacturing services, and milestone and other payments.

In the future, subject to obtaining marketing approval for one or more of our drug candidates, we expect to generate revenue from a combination of product sales, royalties on product sales and cost reimbursements, as well as upfront, milestone and royalty payments, if any, under any current or future collaborations

Expenses

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

•

facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs in support of research and development activities.

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

A significant portion of our research and development expenses have been external expenses, which we track on a program‑by‑program basis following nomination as a development candidate. Our internal research and development expenses are primarily personnel‑related expenses, including stock-based compensation expense. Except for internal research and development expenses related to collaboration agreements, we do not track our internal research and development expenses on a program‑by‑program basis as they are deployed across multiple projects under development.

The following table summarizes our external research and development expenses by program for the years ended December 31, 2018, 2017 and 2016. Other development and pre‑development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Avapritinib external expenses	$83,417	$46,851	10,653
BLU-554 external expenses	10,167	15,078	13,160
BLU-667 external expenses	44,099	13,512	6,599
BLU-782 external expenses	9,720	1,114	—
Other development and pre-development candidate expenses and unallocated expenses	46,988	39,981	32,232
Internal research and development expenses	49,230	28,151	18,487
Total research and development expenses	$243,621	$144,687	$81,131

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials and preparing regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and drug product and drug substance manufacturing expenses for current and future clinical trials. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our collaboration with Roche, development activities under our collaboration with CStone and development activities for companion diagnostic tests for current and future drug candidates.

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

We expect that our general and administrative expenses will increase in the future to support continued research and development activities and planned commercialization activities, including establishing a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval. These increases will likely include increased costs related to the hiring of additional personnel, legal, auditing and filing fees and general compliance and consulting expenses, among other expenses. We have incurred and will continue to incur additional costs associated with operating as a public company and expanding the scope of our operations.

Other Income (Expense), net

Other income (expense), net consists primarily of income earned on cash equivalents and investments.

Interest Expense

Interest expense consists primarily of interest expense on amounts outstanding under a loan and security agreement that we entered into with Silicon Valley Bank in May 2013 and amortization of debt discount. We made our final loan payment in 2018, and as of December 31, 2018, we had no outstanding principal and interest under the loan and security agreement.

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

Revenue Recognition

 Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, which we refer to as ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 605, Revenue Recognition.  We only applied the modified retrospective transition method to contracts that were not completed as January 1, 2018, the effective date of adoption for ASC 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must use significant judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. We use judgment to determine whether milestones or other variable consideration, except for royalties and sales-based milestones, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied.

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

Royalties. For arrangements that include sales-based royalties, including milestone payments upon first commercial sales and milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any royalty revenue resulting from any of our licensing arrangements.

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

Available-for-Sale Investments

We classify marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by an investment manager and may consist of U.S. Treasury securities and U.S. government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, mark the investment to market through a charge to our consolidated statement of operations and comprehensive loss.

Stock-Based Compensation

We account for stock-based compensation awards in accordance with ASC 718, Compensation –Stock Compensation, or ASC 718. We expense the fair value of stock awards granted to employees and members of the board of directors over the requisite service period, which is typically the vesting period. Prior to 2017, expense was recognized net of estimated forfeitures and adjusted to reflect actual forfeitures. Effective January 1, 2017, upon adoption of ASU No. 2016-09, Compensation – Stock Compensation under the modified retrospective approach, we began recognizing gross stock compensation expense with actual forfeitures recognized as they occur. Compensation cost for restricted stock awards issued to employees is measured using the grant date intrinsic value of the award and is adjusted to reflect actual forfeitures. We estimate the fair value of options granted to employees at the date of grant using the Black‑Scholes option‑pricing model that requires management to apply judgment and make estimates, including:

•

expected volatility, which is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. For these analyses, we select companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We intend to consistently apply this process using representative companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available;

•	risk‑free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption;
•

expected term, which we calculate using the simplified method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share‑Based Payment, as we have insufficient historical information regarding our stock options to provide a basis for an estimate. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches;

•	dividend yield, which is zero based on the fact that we never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

 Stock‑based awards issued to non‑employees, including directors for non‑board‑related services, are accounted for based on the fair value of such services received or of the intrinsic value of equity instruments issued, whichever is more reliably measured. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock‑based awards subject to service‑based vesting conditions are expensed on a straight‑line basis over the vesting period.

The purchase price of common stock under our 2015 employee stock purchase plan, or 2015 ESPP, is equal to 85% of the lesser of (i) the fair market value per share of the common stock on the first business day of an offering period and (ii) the fair market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under our 2015 ESPP is calculated using the Black-Scholes valuation model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the 180-day purchase period.

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,
	2018	2017	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$44,521	$21,426	$23,095	108%
Operating expenses:
Research and development	243,621	144,687	98,934	68
General and administrative	47,928	27,986	19,942	71
Total operating expenses	291,549	172,673	118,876	69
Other income (expense):
Other income (expense), net	10,459	3,349	7,110	212
Interest expense	(73)	(221)	148	(67)
Total other income (expense)	10,386	3,128	7,258	232
Net loss	$(236,642)	$(148,119)	$(88,523)	60%

Collaboration Revenue

Collaboration revenue increased by $23.1 million from $21.4 million for the year ended December 31, 2017 to $44.5 million for the year ended December 31, 2018. Collaboration revenue for the year ended December 31, 2018 was related to the CStone and Roche agreements. Collaboration revenue for the year ended December 31, 2017 was related to the Roche and Alexion agreements. We recorded $4.5 million and $5.2 million in collaboration revenue under the Roche agreement for the years ended December 31, 2018 and December 31, 2017, respectively. The decrease was primarily due to the adoption of ASC 606 on January 1, 2018 and the resulting change in the revenue recognition pattern. We entered into the CStone agreement on June 1, 2018 and recorded collaboration revenue of $40.0 million under the CStone agreement for the year ended December 31, 2018. We recorded collaboration revenue of $16.2 million under the Alexion agreement for the year ended December 31, 2017. As a result of the termination of the agreement during 2017, we did not recognize any revenue under the Alexion agreement for the year ended December 31, 2018.

Research and Development Expense

Research and development expense increased by $98.9 million from $144.7 million for the year ended December 31, 2017 to $243.6 million for the year ended December 31, 2018. The increase in research and development expense was primarily related to the following:

•	approximately $35.3 million in increased expenses for external clinical activities related to avapritinib and BLU-667;
•

approximately $27.5 million in increased personnel expense, primarily due to an increase in headcount, which was driven by growth in the clinical and manufacturing organizations as we advance our lead drug candidates, and an increase of $10.7 million in stock-based compensation expense;

•	approximately $27.3 million in increased expenses associated with clinical and commercial manufacturing activities;
•	approximately $5.6 million in increased expenses associated with continuing to build our discovery platform and advance our discovery pipeline; and
•	approximately $2.8 million in increased toxicology studies, including IND-enabling pre-clinical studies related to BLU-782.

General and Administrative Expense

General and administrative expense increased by $19.9 million from $28.0 million for the year ended December 31, 2017 to $47.9 million for the year ended December 31, 2018. The increase in general and administrative expense was primarily related to the following:

•

approximately $11.1 million in increased personnel expenses, primarily due to an increase in general and administrative headcount to support our overall growth as a publicly traded company and an increase of $7.3 million in stock-based compensation expense;

•	approximately $6.1 million in increased professional fees including pre-commercial planning activities; and
•	approximately $2.1 million in increased facility costs related to our new headquarters in 2018.

Other Income (Expense), Net

Other income, net, increased by $7.1 million from $3.3 million for the year ended December 31, 2017 to $10.5 million for the year ended December 31, 2018. The increase was primarily related to higher average investment balances and a higher rate of return on investments.

Interest Expense

Interest expense decreased by $0.1 million from $0.2 million for the year ended December 31, 2017 to $0.1 million for the year ended December 31, 2018. The decrease was primarily related to a decrease in the average outstanding principle balance under the loan and security agreement with Silicon Valley Bank for the year ended December 31, 2018. We made our final loan payment in 2018, and as of December 31, 2018, we had no outstanding principal and interest under the loan and security agreement.

Comparison of Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,
	2017	2016	Dollar Change	% Change

	(in thousands)
Collaboration revenue	$21,426	$27,772	$(6,346)	(23)%
Operating expenses:
Research and development	144,687	81,131	63,556	78
General and administrative	27,986	19,218	8,768	46
Total operating expenses	172,673	100,349	72,324	72
Other income (expense):
Other income (expense), net	3,349	551	2,798	508
Interest expense	(221)	(469)	248	(53)
Total other income (expense)	3,128	82	3,046	3,715
Net loss	$(148,119)	$(72,495)	$(75,624)	104%

Collaboration Revenue

Collaboration revenue decreased by $6.3 million from $27.8 million for the year ended December 31, 2016 to $21.4 million for the year ended December 31, 2017. Collaboration revenue for the year ended December 31, 2017 was related to the former collaboration with Alexion and the existing collaboration with Roche. We recorded collaboration revenue of $16.2 million and $23.3 million under the Alexion collaboration for the years ended December 31, 2017 and December 31, 2016, respectively. Collaboration revenue under our former collaboration with Alexion began in March

2015 upon the execution of the Alexion collaboration agreement. The decrease was primarily due to lower reimbursable research and development expenses as a result of the termination of the agreement and the impact of the recognition of two milestone payments upon achievement included in the year ended December 31, 2016. As a result of the termination of the Alexion collaboration, we recognized the remaining deferred revenue balance related to the upfront payment and non-substantive milestone payment previously received under the collaboration utilizing the proportional performance model over the remaining period of performance, which ended October 24, 2017. We entered into the Roche agreement in March 2016 and recorded $5.2 million and $4.5 million in collaboration revenue under the Roche collaboration for the year ended December 31, 2017 and December 31, 2016, respectively.

Research and Development Expense

Research and development expense increased by $63.6 million from $81.1 million for the year ended December 31, 2016 to $144.7 million for the year ended December 31, 2017. The increase in research and development expense was primarily related to the following:

•	approximately $24.7 million in increased expenses associated with clinical and commercial manufacturing activities;
•	approximately $20.3 million in increased expenses for external clinical activities related to avapritinib, BLU-667 and BLU-554, further through Phase 1 clinical trials;
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

Other Income (Expense), Net

Other income (expense), net, increased by $2.8 million from $0.6 million of expense for the year ended December 31, 2016 to $3.3 million of income for the year ended December 31, 2017. The increase in other income, net, was primarily related to an increase in investment income during the year ended December 31, 2017.

Interest Expense

Interest expense decreased by $0.2 million from $0.5 million for the year ended December 31, 2016 to $0.2 million for the year ended December 31, 2017. The decrease was primarily related to a decrease in the average outstanding principle balance under the loan and security agreement with Silicon Valley Bank for the year ended December 31, 2017. We made our final loan payment in 2018, and as of December 31, 2018, we had no outstanding principal and interest under the loan and security agreement.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing.

Through December 31, 2018, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 IPO and December 2016, April 2017 and December 2017 follow‑on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion, $55.0 million in upfront and milestone payments from Roche, a $40.0 million upfront payment under our existing collaboration with CStone and $10.0 million in gross proceeds from the debt financing.

As of December 31, 2018, we had cash, cash equivalents and investments of $494.0 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2018, 2017 and 2016

	Year Ended
	December 31,
(in thousands)	2018	2017	2016
Net cash used in operating activities	$(175,009)	$(119,865)	$(24,513)
Net cash used in investing activities	(161,088)	(72,347)	(218,821)
Net cash provided by financing activities	4,454	543,948	132,577
Net increase (decrease) in cash and cash equivalents	$(331,643)	$351,736	$(110,757)

Net Cash Used in Operating Activities. For the year ended December 31, 2018, compared to the same period in 2017, the $55.1 million increase in net cash used in operating was primarily due to the increase in net loss during this period of $88.5 million, which was driven by increased payroll and payroll-related expenses and spending on pre-clinical, clinical and pre-commercial activities, partially offset by upfront and milestone payments received during year ended December 31, 2018. The net cash flows provided by operating activities for year ended December 31, 2018 reflect a $40.0 million upfront payment received under the CStone agreement and a $10.0 milestone payment received under the Roche agreement. We did not receive any upfront payments or milestones during year ended December 31, 2017.

For the year ended December 31, 2017, compared to the same period in 2016, the $95.4 million increase in net cash used in operating activities was primarily due to an increase in net loss of $75.6 million for the year end December 31, 2017 as compared to the year ended December 31, 2016 as well as changes in deferred revenue related to the timing and amount of upfront payment from Roche. In the year ended December 31, 2016, we received a $45.0 million upfront payment from Roche compared to no upfront payments received during the year ended December 31, 2017.

Net Cash Used in Investing Activities. For the year ended December 31, 2018, compared to the same period in 2017, the $88.7 million increase in net cash used in investing activities was primarily due to an increase in net purchases of available-for-sale investments.

For the year ended December 31, 2017, compared to the same period in 2016, the $146.5 million decrease in net cash used in investing activities was primarily due to a decrease in net purchases of available-for-sale investments which was partially offset by purchases of property and equipment that mainly related to the relocation of our headquarters.

Net Cash Provided by Financing Activities. For the year ended December 31, 2018, compared to the same period in 2017, the $539.5 million decrease in net cash provided by financing activities was primarily due to a total of $541.5 million decrease in net proceeds received from our April 2017 and December 2017 follow-on underwritten public offerings, after deducting underwriting discounts and commissions and offering expenses paid by us, partially offset by proceeds received from stock option exercises.

 For the year ended December 31, 2017, compared to the same period in 2016, the $411.4 million increase in net cash provided by financing activities was primarily due to $406.3 million increase in net proceeds from public offerings, after deducting underwriting discounts and commissions and offering expenses payable by us, and $4.3 million increase in proceeds received for the issuance of common stock.

 Borrowings

In May 2013, we entered into the loan and security agreement with Silicon Valley Bank. Under the terms of the loan and security agreement, we borrowed $5.0 million. Loan advances under the loan and security agreement accrue interest at a fixed rate of 2.0% above the prime rate. In November 2014, we amended the loan and security agreement and borrowed an additional $5.0 million. Each loan advance included an interest-only payment period. During the years ended December 31, 2018, 2017, and 2016, we paid principal payments of $1.5 million, $2.6 million, and $3.3 million, respectively, on the $10.0 million of advances. We were required to pay a fee of 4% of the total loan advances at the end of the term of the loan. There were no financial covenants associated with the loan and security agreement. As of December 31, 2018, we had no outstanding principal and interest under the loan and security agreement.

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

As of December 31, 2018, we had cash, cash equivalents and investments of $494.0 million. Based on our current plans, we believe that our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaborations with Roche and CStone, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
•	the costs of securing and producing drug substance and drug product material for use in pre-clinical studies, clinical trials and for use as commercial supply;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	the success of our collaborations with Roche and CStone;
•	the success of our current or future companion diagnostic test collaborations for companion diagnostic tests;
•	our ability to establish and maintain collaborations on favorable terms, if at all;

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2018:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations (1)	$154,358	$9,822	$27,628	$28,635	$88,273
Capital lease obligations	136	136	-	-	-
Total	$154,494	$9,958	$27,628	$28,635	$88,273

(1)

Represents future minimum lease payments under our non-cancelable operating leases, net of payments under our sublease for the office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

In the normal course of business, we enter into agreements with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, synthetic chemistry and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts are generally cancelable at any time by us upon less than 180 days’ prior written notice. Certain of these agreements require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain milestones, including future payments to third parties with whom we have entered into agreements to develop and commercialize companion diagnostic tests for certain of our lead drug candidates. We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2018 and December 31, 2017, we had cash, cash equivalents and investments of $494.0 million and $673.4 million, respectively, consisting primarily of money market funds and investments in U.S. treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2018 and December 31, 2017, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2018 and 2017.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Blueprint Medicines Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Blueprint Medicines Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Blueprint Medicines Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Blueprint Medicines Corporation as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

February 26, 2019

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 25, 2019, we entered into a fourth amendment to our collaboration and license agreement, as amended, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, pursuant to which we and Roche agreed to modify certain time periods related to Roche’s option rights for one of the collaboration programs and to modify certain time periods related to the screening activities under the collaboration.

The foregoing description of the fourth amendment to the collaboration and license agreement with Roche is qualified in its entirety by reference to the complete text of such agreement, a copy of which is attached as Exhibit 10.26 to this Annual Report on Form 10-K.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)        Financial Statements

The following documents are included on pages F-1 through F-33 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)        Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)        Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37359	3.1	November 9, 2015
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-37359	3.2	November 9, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-202938	4.1	April 20, 2015
4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of November 7, 2014, by and among the Registrant and the Investors listed therein	S-1	333-202938	4.4	March 23, 2015
10.1#	2011 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder	S-1	333-202938	10.1	March 23, 2015
10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	10-K	001-37359	10.2	March 11, 2016
10.3#	Form of non-qualified stock option agreement for employees under 2015 Stock Option and Incentive Plan	10-Q	001-37359	10.2	August 1, 2018
10.4#	Form of non-qualified stock option agreement for consultants under 2015 Stock Option and Incentive Plan	10-Q	001-37359	10.3	August 1, 2018
10.5#	Form of restricted stock unit award agreement for employees under 2015 Stock Option and Incentive Plan	10-Q	001-37359	10.4	August 1, 2018
10.6#	Form of restricted stock unit award agreement for non-employee directors under 2015 Stock Option and Incentive Plan	10-Q	001-37359	10.5	August 1, 2018

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
10.7#	Form of restricted stock unit award agreement for consultants under 2015 Stock Option and Incentive Plan	10-Q	001-37359	10.6	August 1, 2018
10.8#	2015 Employee Stock Purchase Plan	S-8	333-203749	99.3	April 30, 2015
10.9	Lease Agreement, dated February 11, 2015, by and between the Registrant and 38 Sidney Street Limited Partnership	S-1	333-202938	10.4	March 23, 2015
10.10	First Amendment to Lease Agreement, dated January 26, 2018, by and between the Registrant and 38 Sidney Street Limited Partnership	10-K	001-37359	10.5	February 26, 2019
10.11	Lease Agreement, dated April 28, 2017, by and between the Registrant and UP 45/75 Sidney Street, LLC	10-Q	001-37359	10.1	May 3, 2017
10.12	First Amendment of Lease, dated September 19, 2018, between Blueprint Medicines Corporation and UP 45/75 Sidney Street, LLC	8-K	001-37359	10.1	September 25, 2018
10.13#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Jeffrey W. Albers	10-Q	001-37359	10.2	November 9, 2015
10.14#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Anthony L. Boral	10-Q	001-37359	10.4	November 9, 2015
10.15#	Employment Agreement, dated March 10, 2016, by and between the Registrant and Kathryn Haviland	10-K	001-37359	10.9	March 11, 2016
10.16#	First Amendment to Employment Agreement, dated January 30, 2019, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.2	February 5, 2019
10.17#	Employment Agreement, dated September 6, 2016, by and between the Registrant and Tracey L. McCain	10-Q	001-37359	10.3	November 10, 2016
10.18#	Employment Agreement, dated November 9, 2016, by and between the Registrant and Marion Dorsch	8-K	001-37359	10.1	November 14, 2016
10.19#	Employment Agreement, dated October 10, 2017, by and between the Registrant and Christopher Murray	10-Q	001-37359	10.1	October 31, 2017
10.20#	Employment Agreement, dated November 22, 2017, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.1	November 22, 2017
10.21#	First Amendment to Employment Agreement, dated January 30, 2019, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.1	February 5, 2019
10.22#	Employment Agreement, dated October 29, 2018, by and between the Registrant and Christina Rossi	8-K	001-37359	10.1	October 29, 2018
10.23†	Collaboration and License Agreement, effective March 14, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant, as amended by Amendment to Collaboration and License Agreement, effective April 15, 2016	10-Q/A	001-37359	10.2	July 22, 2016

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
10.24†	Second Amendment to Collaboration and License Agreement, effective April 27, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	August 9, 2016
10.25	Third Amendment to Collaboration and License Agreement, effective August 4, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	November 10, 2016
10.26	Fourth Amendment to Collaboration and License Agreement, effective February 25, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant				*
10.27†	License and Collaboration Agreement, dated June 1, 2018, between the Registrant and CStone Pharmaceuticals	10-Q	001-37359	10.1	August 1, 2018
10.28	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1	333-202938	10.11	March 23, 2015
10.29	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1	333-202938	10.12	March 23, 2015
10.30	Senior Executive Cash Incentive Bonus Plan	10-K	001-37359	10.15	March 11, 2016
21.1	Subsidiaries of the Registrant				*
23.1	Consent of Ernst & Young LLP				*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				+
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.
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

Blueprint Medicines Corporation

Date: February 26, 2019	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey W. Albers Jeffrey W. Albers	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2019
/s/ Michael Landsittel Michael Landsittel	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2019
/s/ Daniel S. Lynch Daniel S. Lynch	Chairman of the Board	February 26, 2019
/s/ Nicholas Lydon Nicholas Lydon, Ph.D.	Director	February 26, 2019
/s/ Alexis Borisy Alexis Borisy	Director	February 26, 2019
/s/ Mark Goldberg Mark Goldberg, M.D.	Director	February 26, 2019
/s/ Charles A. Rowland, Jr. Charles A. Rowland, Jr.	Director	February 26, 2019
/s/ George Demetri George Demetri, M.D.	Director	February 26, 2019
/s/ Lonnel Coats Lonnel Coats	Director	February 26, 2019
/s/ Lynn Seely Lynn Seely, M.D.	Director	February 26, 2019

Blueprint Medicines Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Blueprint Medicines Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blueprint Medicines Corporation as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Adoption of ASC 606

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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

Boston, Massachusetts

February 26, 2019

Blueprint Medicines Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$68,064	$400,304
Investments, available-for-sale	425,948	273,052
Prepaid expenses and other current assets	5,775	12,149
Total current assets	499,787	685,505
Property and equipment, net	29,627	24,363
Restricted cash	5,154	4,555
Other assets	5,556	1,314
Total assets	$540,124	$715,737
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	3,298	3,744
Accrued expenses	51,711	30,541
Current portion of deferred revenue	3,600	5,373
Current portion of lease incentive obligation	1,714	1,714
Current portion of term loan payable	—	1,518
Total current liabilities	60,323	42,890
Deferred rent, net of current portion	5,130	4,129
Deferred revenue, net of current portion	42,567	30,000
Lease incentive obligation, net of current portion	12,903	14,617
Other long-term liabilities	192	131
Total liabilities	121,115	91,767
Commitments (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 44,037,026 and 43,577,526 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	44	43
Additional paid-in capital	1,016,690	979,785
Accumulated other comprehensive loss	(180)	(269)
Accumulated deficit	(597,545)	(355,589)
Total stockholders’ equity	419,009	623,970
Total liabilities and stockholders’ equity	$540,124	$715,737

Blueprint Medicines Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended
	December 31,
	2018	2017	2016
Collaboration revenue	$44,521	$21,426	$27,772
Operating expenses:
Research and development	243,621	144,687	81,131
General and administrative	47,928	27,986	19,218
Total operating expenses	291,549	172,673	100,349
Other income (expense):
Other income (expense), net	10,459	3,349	551
Interest expense	(73)	(221)	(469)
Total other income (expense)	10,386	3,128	82
Net loss	$(236,642)	$(148,119)	$(72,495)
Other comprehensive loss:
Changes in foreign currency translation adjustments	(16)	—	—
Changes in unrealized losses related to available-for-sale investments	105	(251)	(18)
Comprehensive loss	$(236,553)	$(148,370)	$(72,513)
Net loss per share — basic and diluted	$(5.39)	$(3.92)	$(2.64)
Weighted-average number of common shares used in net loss per share — basic and diluted	43,867	37,793	27,492

Blueprint Medicines Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2015	27,065,558	$27	$278,927	$—	$(134,975)	$143,979
Follow on offering, net of issuance costs	5,750,000	6	134,543	—	—	134,549
Issuance of common stock under stock plan	284,471	—	546	—	—	546
Purchase of common stock under ESPP	23,325	—	377	—	—	377
Stock-based compensation expense	—	—	6,140	—	—	6,140
Unrealized loss on available-for-sale securities	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(72,495)	(72,495)
Balance at December 31, 2016	33,123,354	$33	$420,533	$(18)	$(207,470)	$213,078
Follow on offering, net of issuance costs	10,009,259	10	541,366	—	—	541,376
Issuance of common stock under stock plan	428,210	—	4,887	—	—	4,887
Purchase of common stock under ESPP	16,703	—	476	—	—	476
Stock-based compensation expense	—	—	12,523	—	—	12,523
Unrealized loss on available-for-sale securities	—	—	—	(251)	—	(251)
Net loss	—	—	—	—	(148,119)	(148,119)
Balance at December 31, 2017	43,577,526	43	979,785	(269)	(355,589)	623,970
Issuance of common stock under stock plan	445,622	1	5,586	—	—	5,587
Purchase of common stock under ESPP	13,878	—	750	—	—	750
Stock-based compensation expense	—	—	30,534	—	—	30,534
Adoption of new accounting standard	—	—	—	—	(5,314)	(5,314)
Cumulative translation adjustment	—	—	—	(16)	—	(16)
Unrealized loss on available-for-sale securities	—	—	—	105	—	105
Other	—	—	35	—	—	35
Net loss	—	—	—	—	(236,642)	(236,642)
Balance at December 31, 2018	44,037,026	$44	$1,016,690	$(180)	$(597,545)	$419,009

Blueprint Medicines Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2018	2017 (as adjusted)	2016 (as adjusted)
Cash flows from operating activities
Net loss	$(236,642)	$(148,119)	$(72,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,246	1,578	1,582
Stock-based compensation	30,534	12,523	6,140
Accretion of premiums and discounts on investments	(4,381)	(320)	301
Other	(6)	32	73
Changes in assets and liabilities:
Prepaid expenses and other current assets	6,284	(3,689)	1,307
Other assets	(4,242)	(458)	(304)
Accounts payable	(445)	1,532	4
Accrued expenses	24,804	14,597	5,773
Deferred revenue	5,479	(11,861)	33,594
Deferred rent	(640)	14,320	(488)
Net cash used in operating activities	(175,009)	(119,865)	(24,513)
Cash flows from investing activities
Purchases of property and equipment	(12,677)	(15,512)	(2,354)
Purchases of investments	(801,236)	(360,835)	(264,467)
Maturities of investments	652,825	304,000	48,000
Net cash used in investing activities	(161,088)	(72,347)	(218,821)
Cash flows from financing activities
Principal payments on loan payable	(1,528)	(2,583)	(3,333)
Principal payments on capital lease obligations	(162)	—	—
Payment of offering costs	(281)	(965)	(143)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	—	542,225	135,125
Proceeds from issuance of common stock	6,425	5,271	928
Net cash provided by financing activities	4,454	543,948	132,577
Net increase (decrease) in cash, cash equivalents, and restricted cash	(331,643)	351,736	(110,757)
Cash, cash equivalents and restricted cash at beginning of period	405,072	53,336	164,093
Cash, cash equivalents and restricted cash at end of period	$73,429	$405,072	$53,336
Supplemental cash flow information
Public offering costs incurred but unpaid at period end	$—	$317	$433
Property and equipment purchases unpaid at period end	$912	$3,947	$—
Cash paid for interest	$267	$151	$316

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,	December 31,	December 31,
	2018	2017	2016
Cash and cash equivalents	68,064	400,304	52,069
Restricted cash included in prepaid expenses and other current assets	211	213	—
Restricted cash	5,154	4,555	1,267
Total cash, cash equivalents, and restricted cash shown in consolidated statements of cash flows	73,429	405,072	53,336

Blueprint Medicines Corporation

Notes to Consolidated Financial Statements

1. Nature of Business

Blueprint Medicines Corporation (the Company), a Delaware corporation incorporated on October 14, 2008, is a precision therapy company focused on genomically defined cancers, rare diseases and cancer immunotherapy. The Company’s approach is to leverage its novel target discovery engine to systematically and reproducibly identify kinases that are drivers of diseases and to craft highly selective and potent drug candidates that may provide significant and durable clinical responses for patients without adequate treatment options.

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

As of December 31, 2018, the Company had cash, cash equivalents and investments of $494.0 million. Based on the Company’s current plans, the Company expects that its existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under its existing collaborations with Roche and CStone, will be sufficient to enable it to fund its operating expenses and capital expenditure requirements into the second half of 2020.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities, and Blueprint Medicines (Switzerland) GmbH. All intercompany transactions and balances have been eliminated.

Due to the underwritten public offerings completed on December 13, 2016, April 4, 2017, and December 15, 2017, there were significant increases in shares outstanding in the years ended December 31, 2017 and 2016, which impacts the year-over-year comparability of the Company’s net loss per share calculations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: revenue recognition, stock‑based compensation expense, accrued expenses, and income taxes.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 605, Revenue Recognition (ASC 605). The Company only applied the modified retrospective transition method to contracts that were not completed as of January 1, 2018, the effective date of adoption for ASC 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: (a) the performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties and sales-based milestones, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

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

Royalties. For arrangements that include sales-based royalties, including milestone payments upon first commercial sales and milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

For a complete discussion of accounting for collaboration revenues, see Note 8, “Collaborations.”

Prior to January 1, 2018, the Company recognized revenue from license and collaboration agreements in accordance with FASB ASC Topic 605, Revenue Recognition (ASC 605). Accordingly, revenue was recognized when all of the following criteria were met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria were recognized as deferred revenue in the Company’s balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date were classified as deferred revenue, current portion. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date were classified as deferred revenue, net of current portion.

When evaluating multiple element arrangements, the Company considered whether the deliverables under the arrangement represented separate units of accounting. This evaluation required subjective determinations and required management to make judgments about the individual deliverables and whether such deliverables were separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluated certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received was allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria were applied to each of the separate units. Deliverables were considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a stand-alone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. In assessing whether an item had stand-alone value, the Company considered factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considered whether the collaboration partner could use the deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there were other vendors that can provide the undelivered element(s). The Company’s collaboration agreements with Alexion and Roche do not contain a general right of return relative to the delivered item(s).

Arrangement consideration that is fixed or determinable was allocated among the separate units of accounting using the relative selling price method. Then, the applicable revenue recognition criteria in ASC 605-25 were applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition. The Company determined the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, the Company determined the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence (VSOE) of selling price, if available, third-party evidence (TPE) of selling price if VSOE is not available, or best estimate of selling price (BESP) if neither VSOE nor TPE is available. The Company typically used BESP to estimate the selling price, since it generally did not have VSOE or TPE of selling price for its units of accounting. Determining the BESP for a unit of accounting required significant judgment. In developing the BESP for a unit of accounting, the Company considered applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validated the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP would have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

In the event that an element of a multiple element arrangement did not represent a separate unit of accounting, the Company recognized revenue from the combined element over the period over which it expected to fulfill its performance obligations or as undelivered items were delivered, as appropriate, if all of the other revenue recognition criteria in ASC 605-25 were met. If the pattern of performance in which the service was provided to the customer could be determined and objectively measurable performance measures existed, then the Company recognized revenue under the arrangement using the proportional performance method. If there was no discernible pattern of performance and/or objectively measurable performance measures did not exist, then the Company recognized revenue under the arrangement on a straight-line basis over the period the Company was expected to complete its performance obligations. Revenue recognized was limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method or proportional performance method, as applicable, as of the period ending date.

The Company’s multiple-element revenue arrangements may include the following:

Exclusive Licenses

The deliverables under the Company’s collaboration agreements may include exclusive licenses to research, develop, manufacture and commercialize licensed products. To account for this element of an arrangement, management evaluated whether an exclusive license had stand-alone value from the undelivered elements based on the consideration of the relevant facts and circumstances of the arrangement, including the research and development capabilities of the collaboration partner. The Company recognized the arrangement consideration allocated to licenses upon delivery of the license if facts and circumstances indicated that the license had stand-alone value from the undelivered elements, which generally included research and development services. The Company deferred arrangement consideration allocated to licenses if facts and circumstances indicated that the delivered license did not have stand-alone value from the undelivered elements.

When management believed a license did not have stand-alone value from the other deliverables to be provided in the arrangement, the Company recognized revenue attributed to the license on a proportional basis over the Company’s contractual or estimated performance period, which was typically the term of the Company’s research and development obligations. If management could not reasonably estimate when the Company’s performance obligation ends, then revenue was deferred until management could reasonably estimate when the performance obligation ended. The periods over which revenue should be recognized were subject to estimates by management and could change over the course of the research and development and licensing agreement.

Research and Development Services

The deliverables under the Company’s collaboration agreements may include research and development services to be performed by the Company on behalf of the partner. Payments or reimbursements resulting from the Company’s research and development efforts were recognized as the services were performed and presented on a gross basis because the Company was the principal for such efforts, so long as there was persuasive evidence of an arrangement, the fee was fixed or determinable, and collection of the related amount was reasonably assured.

Milestone Revenue

The Company’s collaboration agreements may include contingent milestone payments related to specified pre-clinical milestones, development milestones and sales-based commercial milestones.

At the inception of an arrangement that includes milestone payments, the Company evaluated whether each milestone was substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation included an assessment of whether:

•

the consideration was commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone;

•	the consideration related solely to past performance; and
•	the consideration was reasonable relative to all of the deliverables and payment terms within the arrangement.

The Company evaluated factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There was considerable judgment involved in determining whether a milestone satisfied all of the criteria required to conclude that a milestone was substantive. Milestones that were not considered substantive were accounted for as license payments and recognized over the remaining period of performance from the date of achievement of the milestone. Milestones that were considered substantive was recognized in their entirety upon successful accomplishment of the milestone with a cumulative catch up adjustments, assuming all other revenue recognition criteria were met.

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

For a complete discussion of accounting for collaboration revenues, see Note 8, “Collaborations.”

Fair Value Measurements

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

•	Level 1 — Fair values are determined utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;

•

Level 2 — Fair values are determined by utilizing quoted prices for identical or similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves and foreign currency spot rates; and

•

Level 3 — inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market based approaches, to determine value.

There have been no changes to the valuation methods during the years ended December 31, 2018 and 2017.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2018 and December 31, 2017, cash equivalents were comprised of money market funds and other debt securities with maturities less than 90 days from the date of purchase. Cash equivalents are reported at fair value.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized gains and losses on investments.

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

Impairment of Long‑Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long‑lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any impairment charges through December 31, 2018.

Stock‑Based Compensation Expense

Stock-based compensation awards are accounted for in accordance with ASC 718, Compensation –Stock Compensation, or ASC 718. The Company expenses the fair value of stock awards granted to employees and members of the board of directors over the requisite service period, which is typically the vesting period. Prior to 2017, expense was recognized net of estimated forfeitures and adjusted to reflect actual forfeitures. Effective January 1, 2017, upon adoption of ASU No. 2016-09, Compensation – Stock Compensation under the modified retrospective approach, the Company began recognizing gross stock compensation expense with actual forfeitures recognized as they occur. Compensation cost for restricted stock awards issued to employees is measured using the grant date intrinsic value of the award and is adjusted to reflect actual forfeitures. Fair value of options granted to employees at the date of grant are estimated using the Black‑Scholes option‑pricing model that requires management to apply judgment and make estimates, including:

•

expected volatility, which is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. For these analyses, the Company selects companies with comparable characteristics to itself including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. The Company intends to consistently apply this process using representative companies until a sufficient amount of historical information regarding the volatility of its own share price becomes available;

•	risk‑free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption;
•

expected term, which is calculated using the simplified method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share‑Based Payment, as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches;

•	dividend yield, which is zero based on the fact that the Company never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Stock‑based awards issued to non‑employees, including directors for non‑board‑related services, are accounted for based on the fair value of such services received or of the intrinsic value of equity instruments issued, whichever is more reliably measured. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock‑based awards subject to service‑based vesting conditions are expensed on a straight‑line basis over the vesting period.

The purchase price of common stock under the Company’s 2015 employee stock purchase plan (2015 ESPP) is equal to 85% of the lesser of (i) the fair market value per share of the common stock on the first business day of an offering period and (ii) the fair market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under 2015 ESPP is calculated using the Black-Scholes valuation model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the 180-day purchase period.

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

Foreign currency translation

The financial statements of the Company’s subsidiary with functional currency other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in other (expense) income, net in the results of operations.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation.

Concentrations of Credit Risk and Off‑Balance‑Sheet Risk

The Company has no significant off‑balance‑sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash and cash equivalents, investments and accounts receivable.

The Company maintains its cash, cash equivalents and investments in a custodian account at high quality financial institutions, and as of December 31, 2018 and 2017, substantially all the Company’s cash, cash equivalents and investments were invested in money market funds and U.S. treasury obligations, and consequently, the Company believes that such funds are subject to minimal credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds.

Accounts receivable represents amounts due from the Company’s collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate that its accounts receivable is at risk of collection.

Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief operating decision maker view the Company’s operations and manage its business as one operating segment. The Company operates in the United States and Switzerland.

New Accounting Pronouncement

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

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

	Impact of ASC 606 Adoption on Consolidated Balance Sheet as of January 1, 2018
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

	Impact of ASC 606 Adoption on Consolidated Balance Sheet as of December 31, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Deferred revenue, current portion	$3,600	$(1,540)	$5,140
Deferred revenue, net of current portion	$42,567	$17,056	$25,511
Accumulated deficit	$(597,545)	$(15,516)	$(582,029)

	Impact of ASC 606 Adoption on Consolidated Statement of Operations and Comprehensive Loss for the Year Ended December 31, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Collaboration revenue	$44,521	$(10,201)	$54,722
Net loss	$(236,642)	$(10,201)	$(226,441)
Net loss per share - basic and diluted	$(5.39)	$(0.23)	$(5.16)

	Impact of ASC 606 Adoption on Consolidated Statement of Cash Flows for the Year Ended December 31, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Net Loss	$(236,642)	$(10,201)	$(226,441)
Changes in deferred revenue	$5,479	$757	$4,722

The most significant change to the Company’s accounting for revenue as a result of the adoption of ASC 606 relates to its revenue recognition pattern under step (v) above for the Company’s collaboration and license agreement with Roche (as amended, the Roche agreement). Under ASC 605, the Company was recognizing the revenue allocated to each unit of accounting on straight‑line basis over the period the Company expected to complete its obligations. Under ASC 606, the Company is recognizing the revenue allocated to each performance obligation measuring progress using an input method over the period the Company expects to complete each performance obligation. ASC 606 also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For further discussion of the adoption of this standard, see Note 8, “Collaborations.”

Leasing

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new standard establishes a right-of-use (ROU) model that requires all lessees to recognize ROU assets and liabilities on their balance sheet that arise from leases with terms longer than 12 months as well as provide disclosures with respect to certain qualitative and quantitative information related to their leasing arrangements. This new standard became effective for the Company on January 1, 2019.

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

•	ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which contains certain narrow scope improvements to the guidance issued in ASU 2016-02

The Company elected to adopt the new leasing standards using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. The Company also elected the “package of practical expedients”, which permits the Company not to reassess under the new standards for prior conclusions about lease identification, lease classification and initial direct costs. The Company is continuing to assess its existing lease contracts, finalize the calculations, including discount rate assumptions, to evaluate the impact that the new leasing standards may have on its consolidated results of operations, financial position and disclosures. The Company is also continuing to establish new processes and internal controls that may be required to comply with the new lease accounting and disclosure requirements set by the new standard. The Company expects that the adoption of the new leasing standards will result in the recognition of material ROU assets and liabilities in its consolidated balance sheets. The Company does not expect the adoption of the new leasing standards will have a material impact to its consolidated statements of income.

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial position and results of operations.

Debt Securities

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This standard amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period to the earliest call date. This standard became effective for the Company on January 1, 2019, and was adopted using a modified retrospective transition approach. Based upon the Company’s marketable debt securities held as of December 31, 2018, the adoption of this standard did not result in a significant adjustment to the Company’s marketable debt securities.

Fair Value Measurements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard will be effective for the Company on January 1, 2020. The Company does not expect that the adoption of this standard will have a material impact on the disclosures.

Collaborative Arrangements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard makes targeted improvements for collaborative arrangements as follows:

•

Clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation and disclosure requirements;

•

Adds unit-of-account guidance to ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606; and

•

Requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting that transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer.

This standard will be effective for the Company on January 1, 2020; however, early adoption is permitted. A retrospective transition approach is required for either all contracts or only for contracts that are not completed at the date of initial application of ASC 606, with a cumulative adjustment to opening retained earnings. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial position and results of operations.

Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That

Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. This standard will be effective for the Company on January 1, 2020, however, early adoption is permitted. The Company currently is evaluating the impact the adoption may have on its consolidated financial position and results of operations.

Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. which requires that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard became effective on January 1, 2018 and is effective on a retrospective basis. The adoption of this new standard did not have a material impact on the Company’s consolidated financial position, results of operations or statement of cash flows; however, it has resulted in the reclassification of certain prior year amounts in the Company’s consolidated statements of cash flows to conform to current year presentation.

3. Cash Equivalents and Investments

Cash equivalents and investments, available-for-sale, consisted of the following at December 31, 2018 and December 31, 2017 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$68,064	$—	$—	$68,064
Investments, available-for-sale:
U.S. treasury obligations	426,112	—	(164)	425,948
Total	$494,176	$—	$(164)	$494,012

	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$400,304	$—	$—	$400,304
Investments, available-for-sale:
U.S. treasury obligations	273,321	—	(269)	273,052
Total	$673,625	$—	$(269)	$673,356

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the years ended December 31, 2018 and 2017, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

At December 31, 2018 and 2017, the Company held 54 and 37 securities, respectively, that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2018 and 2017 were $397.5 million and $273.1 million, respectively, and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2018 and December 31, 2017.

No available-for-sale securities held as of December 31, 2018 or December 31, 2017 had remaining maturities greater than one year.

4. Fair Value of Financial Instruments

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$68,064	$68,064	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	425,948	425,948	—	—
Total	$494,012	$494,012	$—	$—

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$400,304	$400,304	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	273,052	273,052	—	—
Total	$673,356	$673,356	$—	$—

At December 31, 2017, the fair value of the Company’s term loan payable was determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximated fair value because the Company’s interest rate yield approximated current market rates. The Company’s term loan payable was a Level 3 liability within the fair value hierarchy.

5. Restricted Cash

At December 31, 2018 and December 31, 2017, $5.4 million and $4.8 million, respectively, of the Company’s cash is restricted by a bank related to security deposits for the lease agreements for the Company’s current and former corporate headquarters.

For additional information on these security deposits, see Note 14, Commitments

6. Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated
	Useful Life	December 31,	December 31,
	(Years)	2018	2017
Lab equipment	5	$6,232	$3,604
Furniture and fixtures	4	2,369	837
Computer equipment	3	1,805	624
Leasehold improvements	Term of lease	26,640	4,681
Software	3	280	263
Construction-in-progress		956	18,998
		38,282	29,007
Less: accumulated depreciation and amortization		(8,655)	(4,644)
Total property and equipment, net		$29,627	$24,363

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $4.2 million, $1.6 million and $1.6 million, respectively.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
External research and development	$36,213	$17,493
Employee compensation	8,071	5,766
Accrued professional fees	3,379	1,394
Property and equipment costs	912	4,176
Pre-commercial accrual	1,044	261
Other	2,092	1,451
	$51,711	$30,541

8. Collaborations

CStone Pharmaceuticals

On June 1, 2018, the Company entered into a Collaboration and License Agreement (the CStone agreement) with CStone pursuant to which the Company granted CStone exclusive rights to develop and commercialize the Company’s drug candidates BLU-554, avapritinib and BLU-667, including back-up forms and certain other forms thereof, in Mainland China, Hong Kong, Macau and Taiwan (each, a CStone region and collectively, the CStone territory), either as a monotherapy or as part of a combination therapy. The Company will retain exclusive rights to the licensed products outside the CStone territory.

The Company received an upfront cash payment of $40.0 million, and subject to the terms of the CStone agreement, will be eligible to receive up to approximately $346.0 million in milestone payments, including $118.5 million related to development and regulatory milestones and $227.5 million related to sales-based milestones. In addition, CStone will be obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone will be responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of BLU-554 as a combination therapy in the CStone territory that will be shared by the Company and CStone.

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

The Company evaluated the CStone agreement to determine whether it is a collaborative arrangement for purposes of ASC 808. The Company determined that there were two material components of the CStone agreement: (i) the CStone territory-specific license and related activities in the CStone territory, and (ii) the parties’ participation in global development of the licensed products. The Company concluded that the CStone territory-specific license and related activities in the CStone territory are not within the scope of ASC 808 because the Company is not exposed to significant risks and rewards. The Company concluded that CStone is a customer with regard to the component that includes the CStone territory-specific license and related activities in CStone territory, which include manufacturing. For the parties’ participation in global development of the licensed products, the Company concluded that the research and development activities and cost-sharing payments related to such activities are within the scope of ASC 808 as both parties are active participants exposed to the risk of the activities under the CStone agreement. The Company concluded that CStone is not a customer with regard to the global development component in the context of the CStone agreement. Therefore, payments received by the Company for global development activities under the CStone agreement, including manufacturing, will be accounted for as a reduction of related expenses. Accordingly, the Company recorded a reduction of expenses of $0.5 million for the year ended December 31, 2018.

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

Under the CStone agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront amount of $40.0 million constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the three performance obligations. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. There was no adjustment in the transaction price as of December 31, 2018. Because the performance obligations have been satisfied, any addition to the transaction price would be immediately recognized as revenue.

The Company satisfied the performance obligations upon delivery of the licenses, initial know-how transfers and product trademark and recognized the upfront payment of $40.0 million as revenue during the second quarter of 2018, and there was no revenue deferred as a contract liability associated with the CStone agreement as of December 31, 2018.

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

The Company received an upfront cash payment of $45.0 million in March 2016 upon execution of the Roche agreement, and subject to the terms of the Roche agreement, the Company will be eligible to receive up to approximately $965.0 million in contingent option fees and milestone payments related to specified research, pre-clinical, clinical, regulatory and sales-based milestones. Of the total contingent payments, up to approximately $215.0 million are for option fees and milestone payments for research, pre-clinical and clinical development events prior to licensing across all five potential collaboration programs, including contingent milestone payments for initiation of each of the collaboration programs for which the parties will work together to select targets (pre-option exercise milestones). In June 2018, the Company achieved and received a $10.0 million research milestone payment. In addition, for any licensed product for which Roche retains worldwide commercialization rights, the Company will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which the Company retains commercialization rights in the United States, the Company and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

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

The Company assessed this arrangement in accordance with ASC 606 upon the adoption of the new standard on January 1, 2018, and concluded that the contract counterparty, Roche, is a customer prior to the exercise, if any, of an option by Roche. The Company identified the following material promises under the arrangement: (1) a non-transferable, sub-licensable and non-exclusive license to use the Company’s intellectual property and collaboration compounds to conduct research activities; (2) research and development activities through Phase 1 clinical trials under the research plan; (3) five option rights for licenses to develop, manufacture, and commercialize the collaboration targets; (4) participation on a joint research committee (JRC) and joint development committee (JDC); and (5) regulatory responsibilities under Phase 1 clinical trials. The Company determined that the license and research and development activities were not distinct from another, as the license has limited value without the performance of the research and development activities. Participation on the JRC and JDC to oversee the research and development activities was determined to be quantitatively and qualitatively immaterial and therefore is excluded from performance obligations. The regulatory responsibilities related to filings and obtaining approvals related to the products that may result from each program do not represent separate performance obligations based on their dependence on the research and development efforts. As such, the Company determined that these promises should be combined into a single performance obligation.

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

Under the Roche agreement, in order to evaluate the appropriate transaction price, the Company determined that as of January 1, 2018, the upfront amount of $45.0 million constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the single performance obligation. The option exercise payments that may be received are excluded from the transaction price until each customer option is exercised as it was determined that the options are not material rights. The potential milestone payments that the Company is eligible to receive prior to the exercise of the options were initially excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

In June 2018, the Company achieved and received a $10.0 million research milestone payment related to the Roche agreement, and it became probable that a significant reversal of cumulative revenue would not occur for the $10.0 million research milestone achieved. At such time, the associated consideration was added to the estimated transaction price and allocated to the existing performance obligation. The Company recognized a cumulative catch-up of $1.2 million to revenue for this developmental milestone during the second quarter of 2018, representing the amount that would have been recognized had the milestone payment been included in the transaction price from the outset of the arrangement.

The Company recognized revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet, and will be recognized over the remaining research and development period until the performance obligation is satisfied.

During the year ended 2018, there has been no significant changes in the costs expected to be incurred in the future to satisfy the performance obligation, and the Company recognized revenue of $4.5 million under the Roche collaboration, of which $2.9 million was recognized as a result of the change in the contract liability balances as of January 1, 2018. As of December 31, 2018, the Company had revenue deferred as a contract liability related to the

Roche agreement of $46.2 million, of which $3.6 million was included in current liabilities, and the research and development services related to the performance obligation are expected to be performed over a remaining period of approximately six years.

Prior to January 1, 2018, the Company recognized revenue in accordance with ASC 605. The Company determined that there were five deliverables under the Roche collaboration: (i) a non-transferable, sub-licensable and non-exclusive license to use the Company’s intellectual property and collaboration compounds to conduct research activities;(ii) conducting research and development activities through Phase 1 clinical trials under the research plan; (iii) providing pre-clinical and clinical supply of collaboration compounds; (iv) participation on a joint research committee (JRC) and joint development committee (JDC); and (v) regulatory responsibilities under Phase 1 clinical trials.

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

The Company evaluated whether the option fees that may be received in connection with the Roche agreement are substantive. The Company concluded that the option fees were substantive due to the uncertainty around whether the goals of the collaboration would be achieved, and therefore the options were not a deliverable in the current arrangement. If Roche elects to exercise the options, the exercises and related contingent deliverables would be accounted for as a separate arrangement.

The Company evaluated whether the milestones that may be received in connection with the Roche agreement are substantive milestones. Pre-option exercise milestones that are expected to be achieved as a result of the Company’s efforts during the performance of the research and development activities were considered substantive and would be recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. The development event milestones were not considered substantive because the Company does not contribute effort to the achievement of such milestones as they are expected to be achieved after the performance of the research and development activities. Consideration received with respect to these milestones would be added to the total arrangement consideration that has been allocated to the identified units of accounting. There were no milestones achieved prior to the adoption of ASC 606 on January 1, 2018.

During the years ended 2017 and 2016, the Company recognized revenue under the Roche collaboration of $5.2 million and $4.5 million, respectively, which represented a portion of the $45.0 million upfront payment.

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

The Company determined that the license did not have value to Alexion on a stand-alone basis due to the specialized nature of the research services to be provided by the Company that are not available in the marketplace. Therefore, the deliverables were not separable and, accordingly, the license, undelivered research and development activities and JSC and JPT participation were a single unit of accounting. The Company recognized revenue for the $15.0 million upfront payment and a $1.8 million non-substantive milestone payment utilizing the proportional performance model over the period of performance, which ended October 24, 2017, and recognized revenue for the remaining $2.0 million substantive milestone payments upon achievement.

 As a result of the termination, the Company did not recognize revenue under the Alexion agreement for the year ended December 31, 2018. During the year ended December 31, 2017, the Company recognized revenue under the former Alexion collaboration of $16.2 million, which represents $9.5 million of reimbursable research and development costs, as well as a portion of the $15.0 million upfront payment and the $1.8 million non-substantive milestone payment previously received. During the year ended December 31, 2016, the Company recognized revenue under the Alexion agreement of $23.3 million, which represents $14.6 million of reimbursable research and development costs, $1.8 million in milestone payments that were recognized upon achievement, as well as a portion of the $15.0 million upfront payment and the $1.8 million non-substantive milestone payment previously received.

During the year ended December 31, 2017, the Company received $12.7 million related to reimbursable research and development costs under the former Alexion collaboration.

9. Term Loan

In May 2013, the Company entered into a loan and security agreement with Silicon Valley Bank, which provided for up to $5.0 million in funding, to be made available in three tranches. Loan advances accrue interest at a fixed rate of 2% above the prime rate. In November 2014, the Company amended the loan to allow the Company to borrow an additional $5.0 million. The Company accounted for the amendment as a modification to the existing 2013 loan. The Company immediately drew the additional $5.0 million and was required to make interest‑only payments until December 1, 2015, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through November 2018. The Company was required to pay a fee of 4% of the total loan advances at the end of the term of each of the loan. The fee had been accreted to interest expense over the term of the loan. As of December 31, 2018, the Company had no outstanding principal and interest under the loan and security agreement.

10. Stock-based compensations

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash‑based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2018 and 2019, the number of shares reserved for issuance under the 2015 Plan was increased by 1,743,101 and 1,761,481 shares, respectively. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. At December 31, 2018, there were 1,776,005 shares available for future grant under the 2015 Plan.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $30.5 million, $12.5 million and $6.1 million for the year ended December 31, 2018, 2017 and 2016, respectively.

Stock-based compensation expense by award type included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Stock options	$30,095	$12,317	$5,134
Restricted stock units	167	—	—
Restricted stock awards	—	2	839
Employee stock purchase plan	272	204	167
Total stock-based compensation expense	$30,534	$12,523	$6,140

Stock‑based compensation expense by classification within the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Research and development	$17,019	$6,296	$2,674
General and administrative	13,515	6,227	3,466
Total stock-based compensation expense	$30,534	$12,523	$6,140

At December 31, 2018, there was $93.2 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted‑average period of 2.8 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefit will be recorded when realized.

Stock Options

Stock options granted by the Company generally vest ratably over four years, with a one‑year cliff for new employee awards and are exercisable from the date of grant for a period of ten years. The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Risk-free interest rate	2.77%	2.07%	1.55%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.0	6.0	6.0
Expected stock price volatility	69.08%	74.58%	75.94%

The following table summarizes the stock option activity for the year ended December 31, 2018:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(1)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2017	3,304,166	$22.45	8.04	$174,985
Granted	1,832,270	77.64
Exercised	(445,622)	12.54
Canceled	(133,014)	55.65
Outstanding at December 31, 2018	4,557,800	$44.64	7.96	$86,675
Exercisable at December 31, 2018	2,103,540	$24.32	6.97	$68,641

(1)	Intrinsic value represents the amount by which the fair market value as of December 31, 2018 of the underlying common stock exceeds the exercise price of the option.

The weighted‑average grant date fair value of options granted in the years ended December 31, 2018, 2017 and 2016 was $49.40, $28.04 and $13.06, respectively. The total intrinsic value of options exercised in the years ended December 31, 2018, 2017, and 2016 was $29.4 million, $17.8 million and $3.1 million, respectively.

At December 31, 2018, the total unrecognized compensation expense related to unvested stock option awards was $90.9 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

Restricted stock units

Restricted stock units granted by the Company generally vest ratably over four years. The following table summarizes the restricted stock units activity for the year ended December 31, 2018:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested shares at December 31, 2017	—	$—
Granted	36,868	66.28
Vested	—	—
Forfeited	—	—
Unvested shares at December 31, 2018	36,868	66.28

No restricted stock units vested during the years ended December 31, 2018, 2017 and 2016. At December 31, 2018, the total unrecognized compensation expense related to unvested restricted stock units was $2.3 million, which we expect to recognize over a weighted-average period of approximately 3.7 years.

Restricted stock awards

Restricted stock awards granted by the Company generally vest ratably over four years. The Company did not grant restricted stock awards to any employees or directors during the years ended December 31, 2018 or 2017. Outstanding restricted stock awards previously granted to employees and directors were fully vested as of December 31, 2017. The total fair value of restricted stock awards that vested during the years ended December 31, 2017 and 2016 was $0.1 million and $2.7 million, respectively.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 ESPP, which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar years by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2018 and 2019, the number of shares reserved for issuance under the 2015 ESPP was increased by 435,775 and 440,370 shares, respectively. The Company issued 13,878, 16,703 and 23,325 shares under the ESPP during the years ended 2018, 2017 and 2016 respectively.

11. Net Loss per Share

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

	Year Ended
	December 31,
	2018	2017	2016
Stock options	4,557,800	3,304,166	2,622,741
Restricted stock units	36,868	—	—
Restricted stock awards	—	—	2,125
ESPP shares	10,275	5,663	7,798
Total	4,604,943	3,309,829	2,632,664

The weighted average number of common shares used in net loss per share on a basic and diluted basis were 43,867,433, 37,792,929 and 27,491,669 for the years ended December 31, 2018, 2017 and 2016, respectively.

12. Convertible Preferred Stock

Upon the closing of the IPO in May 2015, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock automatically converted into 15,467,479 shares of common stock. In addition, upon closing of the IPO, the Company’s board of directors was authorized, without action by the stockholders, to designate and issue up to an aggregate of 5,000,000 shares of preferred stock in one or more series. The board of directors can designate the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions. No shares of preferred stock were issued and outstanding during 2018, 2017 and 2016.

13. Income Taxes

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2018, 2017 and 2016

	Year Ended
	December 31,
	2018	2017	2016
Federal income tax (benefit) at statutory rate	21.00%	34.00%	34.00%
Permanent differences	1.71	0.49	(2.74)
Federal research and development credits	1.79	0.97	1.02
Federal orphan drug credits	18.06	6.40	6.63
State income tax, net of federal benefit	7.08	5.40	4.81
Other	0.04	0.83	(0.78)
Deferred rate change	—	(27.58)	—
Change in valuation allowance	(49.68)	(20.54)	(42.94)
Effective income tax rate	—%	(0.03)%	—%

The Company had net losses in all periods presented and therefore has not recognized any federal or state income tax expense.

During 2018, the Company completed a detailed study of its R&D credits and Orphan Drug Credit carryforwards. As a result, the Company adjusted its deferred tax asset balances and the impacts are included on the Federal research and developmental credit and Federal orphan drug credit lines in the effective rate reconciliation above. The impacts of the increases in the deferred tax asset balances have been completely offset by an increase in the Company's valuation allowance which is included in the change in valuation allowance line on the reconciliation above.

The Company’s deferred tax assets and liabilities consist of the following:

	Year Ended
	December 31,
	2018	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$127,421	$78,829	$69,443
Research and development credit carryforwards	13,714	5,950	3,833
Orphan drug credit carryforwards	68,536	14,574	5,095
Accrued expenses and other	12,248	4,660	2,914
Deferred revenue	10,320	9,664	2,627
Deferred lease incentive	3,993	4,462	1,324
Deferred rent	1,436	1,142	366
Total gross deferred tax asset	237,668	119,281	85,602
Deferred tax liability	(4,162)	(4,801)	(1,535)
Debt discount	—	(2)	(14)
Valuation allowance	(233,506)	(114,478)	(84,053)
Net deferred tax asset	$—	$—	$—

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $233.5 million, $114.5 million and $84.1 million has been established at December 31, 2018, 2017 and 2016, respectively. The change in the valuation allowance was $119.0 million, $30.4 million and $31.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company has incurred net operating losses (NOL) since inception. At December 31, 2018, the Company had federal and state NOL carryforwards of $464.9 million and $471.3 million, respectively, which expire beginning in 2030. As of December 31, 2018, the Company had federal and state research and development tax credit carryforwards of $8.5 million and $6.2 million, respectively, which expire beginning in 2029. As of December 31, 2018, the Company had federal orphan drug credits of $68.5 million, which expire beginning in 2035 and state investment tax credits of $0.5 million, which expire beginning in 2018.

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

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations and comprehensive loss. As of December 31, 2018 and December 31, 2017, the Company has no accrued interest related to uncertain tax positions. In many cases, the Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

On December 22, 2017, H.R.1, known as the Tax Cuts and Jobs Act, was enacted. This new law did not have a significant impact on the Company’s consolidated financial statements for the year ended December 31, 2017 because it maintains a valuation allowance on the majority of its net operating losses and other deferred tax assets. However, the reduction of the U.S. federal corporate tax rate from 35% to 21% resulted in increases to the amounts reflected in “Deferred rate change” in the Company’s tax reconciliation table above for the year ended December 31, 2017 compared to the year ended December 31, 2016. The change in the U.S. federal corporate tax rate, which was effective January 1, 2018, was also reflected in the Company’s deferred tax table above.

As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded provisional estimates during the year ended December 31, 2017, and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of December 31, 2018. Adjustments made in the fourth quarter of 2018 upon finalization of our accounting analysis were not material to the Company’s consolidated financial statements.

14. Commitments

38 Sidney Street

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space at 38 Sidney Street in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The initial term of the lease agreement will expire on October 31, 2022, unless terminated sooner. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the initial seven-year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The Company is recording rent expense on a straight-line basis through the end of the lease term and deferred rent on the consolidated balance sheet accordingly. The lease provided the Company with an allowance for leasehold improvements of $4.3 million. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term and the balance from the leasehold improvement incentives is included in lease incentive obligations on the balance sheet. The lease agreement required the Company to pay a security deposit of $1.3 million, of which $0.2 million was released in February 2018. The remaining $1.1 million is recorded in restricted cash on the Company’s balance sheet as of December 31, 2018.

In the first quarter of 2018, the Company subleased its former corporate headquarters at 38 Sidney Street, Cambridge, Massachusetts through October 31, 2020. Subject to the terms of the sublease agreement and the master lease agreement, including a right of recapture by the Company, the sublessee has the option to extend the sublease through October 31, 2022. The sublease includes a total commitment by the sublessee of $8.2 million over the 32-month term of the sublease agreement. During the 32-month term, the Company will be responsible for total rental payments of $6.9 million and an additional $0.7 million in total payments related to the Company’s profit on the sublease income which are payable by the Company to the landlord. As of December 31, 2018, the minimum sublease rental commitment by the sublessee was $5.7 million.

45 Sidney Street

On April 28, 2017, the Company entered into a lease agreement for approximately 99,833 rentable square feet of office and laboratory space located at 45 Sidney Street in Cambridge, Massachusetts. The initial term of the lease agreement commenced on October 1, 2017 and will expire on November 30, 2029, unless terminated sooner. The lease agreement also provides the Company with an option to extend the lease agreement for two consecutive five-year periods at the then fair market annual rent, as defined in the lease agreement.

During the initial term of the lease agreement, the Company has agreed to pay an initial annual base rent of approximately $7.7 million, which increases annually until it reaches approximately $10.6 million in the last year of the initial term. The Company is recording rent expense on a straight-line basis through the end of the lease term and deferred rent on the consolidated balance sheet accordingly. The lease provided the Company with a tenant improvement allowance of approximately $14.2 million for improvements to be made to the premises. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term and the balance from the leasehold improvement incentives is included in lease incentive obligations on the balance sheet. The lease agreement required the Company to pay a security deposit of $3.5 million, which is recorded in restricted cash on the Company’s balance sheet.

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

The Company has agreed to pay an initial annual base rent of approximately $3.2 million for the expansion premises, which increases annually until it reaches approximately $4.2 million in the last year of the initial term for the expansion premises. Pursuant to the lease amendment, the landlord has also agreed to provide the Company with a tenant improvement allowance of approximately $3.2 million for improvements to be made to the expansion premises. The lease amendment required the Company to pay an additional security deposit of $0.8 million to the landlord for the expansion premises, which is recorded in restricted cash on the Company’s balance sheet as of December 31, 2018.

The future minimum lease payments through 2023 and thereafter under non-cancellable operating leases as of December 31, 2018 (including the expansion premises) are as follows (in thousands):

2019	12,909
2020	14,926
2021	15,349
2022	15,304
2023	13,331
Thereafter	88,273
Total minimum lease payments (1)	$160,092

(1)

Minimum lease payments have not been reduced by minimum sublease rentals of $5.7 million due in the future under our non-cancelable sublease for the office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

The Company records rent expense under its lease agreements on a straight-line basis. For the years ended December 31, 2018, 2017, and 2016, rent expense, net of sublease income, was $7.3 million, $6.3 million, and $1.8 million, respectively.

15. Defined Contribution Benefit Plan

The Company maintains a 401(k) plan for employees (the 401(k) Plan). The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Service Code of 1986, as amended, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits the Company to make contributions up to the limits allowed by law on behalf of all eligible employees. Effective September 1, 2015, the Company instituted an employer match of 50% of eligible contributions up to 6% of employee contributions. For the years ended December 31, 2018, 2017 and 2016, the Company contributed $0.8 million, $0.5 million and $0.4 million, respectively, to the 401(k) Plan.

16. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information for 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data)
Total revenue	$954	$41,439	$1,095	$1,033
Total operating expenses	59,865	70,906	76,603	84,175
Total other income (expense), net	2,362	2,419	2,785	2,820
Net loss	$(56,549)	$(27,048)	$(72,723)	$(80,322)
Net loss per share — basic and diluted	$(1.29)	$(0.62)	$(1.66)	$(1.83)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data)
Total revenue	$5,840	$5,890	$8,068	$1,628
Total operating expenses	34,170	40,104	46,678	51,721
Total other expense, net	353	802	907	1,066
Net loss	$(27,977)	$(33,412)	$(37,703)	$(49,027)
Net loss per share — basic and diluted	$(0.84)	$(0.86)	$(0.96)	$(1.23)

17. Subsequent Events

On February 25, 2019, the Company entered into a fourth amendment to its collaboration and license agreement, as amended, with Roche, pursuant to which the Company and Roche agreed to modify certain time periods related to Roche’s option rights for one of the collaboration programs and to modify certain time periods related to the screening activities under the collaboration.