Form 10-Q
period 2019-03-31
Blueprint Medicines Corp
filed 2019-05-09
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	BPMC	Nasdaq Global Select Market

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on May 6, 2019: 48,853,933

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$79,391	$68,064
Investments, available-for-sale	336,465	425,948
Prepaid expenses and other current assets	10,660	5,775
Total current assets	426,516	499,787
Property and equipment, net	30,615	29,627
Operating lease right-of-use assets, net	76,528	—
Restricted cash	5,159	5,154
Other assets	5,845	5,556
Total assets	$544,663	$540,124

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	4,421	3,298
Accrued expenses	50,826	51,711
Current portion of operating lease liabilities	5,278	—
Current portion of deferred revenue	4,238	3,600
Current portion of lease incentive obligation	—	1,714
Total current liabilities	64,763	60,323
Deferred rent, net of current portion	—	5,130
Operating lease liabilities, net of current portion	94,322	—
Deferred revenue, net of current portion	41,198	42,567
Lease incentive obligation, net of current portion	—	12,903
Other long-term liabilities	167	192
Total liabilities	200,450	121,115
Commitments (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 44,171,465 and 44,037,026 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	44	44
Additional paid-in capital	1,029,046	1,016,690
Accumulated other comprehensive income (loss)	75	(180)
Accumulated deficit	(684,952)	(597,545)
Total stockholders’ equity	344,213	419,009
Total liabilities and stockholders’ equity	$544,663	$540,124

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Collaboration revenue	$730	$954
Operating expenses:
Research and development	74,250	49,954
General and administrative	16,553	9,911
Total operating expenses	90,803	59,865
Other income (expense):
Other income (expense), net	2,669	2,394
Interest expense	(3)	(32)
Total other income	2,666	2,362
Net loss	$(87,407)	$(56,549)
Other comprehensive loss:
Changes in foreign currency translation adjustments	(15)	—
Changes in unrealized gain (losses) related to available-for-sale investments	270	(323)
Comprehensive loss	$(87,152)	$(56,872)
Net loss per share — basic and diluted	$(1.98)	$(1.29)
Weighted-average number of common shares used in net loss per share — basic and diluted	44,097	43,700

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2018	44,037,026	44	1,016,690	(180)	(597,545)	419,009
Issuance of common stock under stock plan	134,439	—	2,061	—	—	2,061
Stock-based compensation expense	—	—	10,295	—	—	10,295
Cumulative translation adjustment	—	—	—	(15)	—	(15)
Unrealized gain (loss) on available-for-sale securities	—	—	—	270	—	270
Net loss	—	—	—	—	(87,407)	(87,407)
Balance at March 31, 2019	44,171,465	$44	$1,029,046	$75	$(684,952)	$344,213

Balance at December 31, 2017	43,577,526	$43	$979,785	$(269)	$(355,589)	$623,970
Issuance of common stock under stock plan	243,721	1	3,552	—	—	3,553
Stock-based compensation expense	—	—	5,549	—	—	5,549
Adoption of new accounting standard					(5,314)	(5,314)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(322)	—	(322)
Other	—	—	(14)	—	—	(14)
Net loss	—	—	—	—	(56,549)	(56,549)
Balance at March 31, 2018	43,821,247	$44	$988,872	$(591)	$(417,452)	$570,873

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(87,407)	$(56,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,219	780
Stock-based compensation	10,295	5,549
Accretion of premiums and discounts on investments	(1,332)	(692)
Other	—	4
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,923)	3,473
Other assets	(114)	(27)
Accounts payable	982	(482)
Accrued expenses	(1,208)	(525)
Deferred revenue	(731)	(954)
Deferred rent	—	(140)
Operating lease liabilities	(969)	—
Net cash used in operating activities	(80,188)	(49,563)
Cash flows from investing activities
Purchases of property and equipment	(1,770)	(6,312)
Purchases of investments	(112,916)	(338,816)
Maturities of investments	204,000	126,000
Net cash provided by (used in) investing activities	89,314	(219,128)
Cash flows from financing activities
Principal payments on loan payable	—	(417)
Proceeds from issuance of common stock	2,039	3,643
Payment of offering costs	—	(164)
Other financing activities	(28)	—
Net cash provided by financing activities	2,011	3,062
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,137	(265,629)
Cash, cash equivalents and restricted cash at beginning of period	73,429	405,072
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	—
Cash, cash equivalents and restricted cash at end of period	$84,550	$139,443
Supplemental cash flow information
Public offering costs incurred but unpaid at period end	$—	$166
Property and equipment purchases unpaid at period end	$1,478	$3,126
Cash paid for interest	$2	$18

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	March 31,	March 31,
	2019	2018
Cash and cash equivalents	$79,391	$134,886
Restricted cash	5,159	4,557
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	84,550	139,443

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

On April 2, 2019, the Company closed an underwritten public offering of 4,662,162 shares of its common stock at a price to the public of $74.00 per share, including 608,108 shares of common stock sold by the Company pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering (the April 2019 follow-on public offering). The Company received estimated net proceeds of $327.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

As of March 31, 2019, the Company had cash, cash equivalents and investments of $415.9 million. Based on the Company’s current plans, the Company expects that its existing cash, cash equivalents and investments, including the $327.2 million in estimated net proceeds from its April 2019 follow-on public offering but excluding any potential option fees and milestone payments under its existing collaborations with Roche and CStone, will be sufficient to enable it to fund its operating expenses and capital expenditure requirements into the middle of 2021.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) as found in the Accounting Standards Codification (ASC), Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB) and the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2018 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019 (the 2018 Annual Report on Form 10-K).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2019, the results of its operations for the three months ended March 31, 2019 and 2018, stockholder’s equity for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities, Blueprint Medicines (Switzerland) GmbH, and Blueprint Medicines (Netherlands) B.V. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: revenue recognition, operating lease right-of-use assets, operating lease liabilities, stock‑based compensation expense, accrued expenses, and income taxes.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2018 Annual Report on Form 10-K, except as noted below with respect to the Company’s accounting policies related to lease obligations and as noted within this Note 2 under the section titled “—New Accounting Pronouncements.”

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

Leases

In February 2016, the FASB issued Accounting Standards Update ASU No. 2016-02, Leases (Topic 842) or ASC 842, a new standard issued to increase transparency and comparability among organizations related to their leasing activities. This standard established a right-of-use model that requires all lessees to recognize right-of-use assets and lease liabilities on their balance sheet that arise from leases as well as provide disclosures with respect to certain qualitative and quantitative information related to a company's leasing arrangements to meet the objective of allowing users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

The FASB subsequently issued the following amendments to ASU 2016-02 that have the same effective date and transition date: ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvement for Lessors, and ASU No. 2019-01, Leases (Topic 842): Codification Improvements. The Company adopted these amendments with ASU 2016-02 (collectively, the new leasing standards, or ASC 842) effective January 1, 2019.

As permitted by the new leasing standards, the Company elected to adopt ASC 842 using the modified retrospective transition approach, with no restatement of prior periods or cumulative adjustment to retained earnings, and therefore, the consolidated balance sheet prior to January 1, 2019 continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative.

Upon adoption, the Company elected the package of transition practical expedients, which allowed it to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases.  The leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and the accounting for finance leases (capital leases) was substantially unchanged. The Company elected to apply the practical expedient not to separate lease and non-lease components for new and modified leases commencing after adoption. The Company also made an accounting policy election to not recognize leases with an initial term of 12 months or less within the condensed consolidated balance sheets and to recognize those lease payments on a straight-line basis in the condensed consolidated statements of income over the lease term.

Impact of Adoption of ASC 842

Upon adoption of the new leasing standards, the Company recognized an adjustment of $54.2 million and $74.1 million to operating lease right-of-use assets and the related lease liabilities, respectively. The operating lease liabilities are based on the present value of the remaining minimum lease payments discounted using the Company’s secured incremental borrowing rate at the effective date of January 1, 2019. The adoption of the new leasing standards did not have an impact on the Company’s condensed consolidated statements of income.

The impact of the adoption of ASC 842 on the condensed consolidated balance sheet was as follows:

	Impact of ASC 842 Adoption on Consolidated Balance Sheet as of January 1, 2019
(in thousands)	Balances without adoption of ASC 842	ASC 842 Adjustment	Balances with adoption of ASC 842
Operating lease right-of-use assets, net	$—	$54,245	$54,245
Total assets	540,124	54,245	594,369
Accrued expenses	51,711	(125)	51,586
Current portion of operating lease liabilities	—	4,730	4,730
Current portion of lease incentive obligation	1,714	(1,714)	—
Total current liabilities	60,323	2,891	63,214
Deferred rent, net of current portion	5,130	(5,130)	—
Operating lease liabilities, net of current portion	—	69,387	69,387
Lease incentive obligation, net of current portion	12,903	(12,903)	—
Total liabilities	121,115	54,245	175,360

Leases Accounting Policy

For contracts entered into on or after the effective date, at the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. At inception of a lease, the Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred if any, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the secured incremental borrowing rate for the same term as the underlying lease. For real estate leases, the Company uses its secured incremental borrowing rate. For finance leases, the Company uses the rate implicit in the lease or its secured incremental borrowing rate if the implicit lease rate cannot be determined.

Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that are not included in the initial lease liability and lease payments incurred in the period for any leases with an initial term of 12 months or less. Lease expense for finance leases consists of the amortization of the right-of-use asset on a straight-line basis over the lease term and interest expense determined on an amortized cost basis. The lease payments are allocated between a reduction of the lease liability and interest expense.

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

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation.

3. Cash Equivalents and Investments

Cash equivalents and investments, available-for-sale, consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$79,391	$—	$—	$79,391
Investments, available-for-sale:
U.S. treasury obligations	336,359	129	(23)	336,465
Total	$415,750	$129	$(23)	$415,856

	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$68,064	$—	$—	$68,064
Investments, available-for-sale:
U.S. treasury obligations	426,112	—	(164)	425,948
Total	$494,176	$—	$(164)	$494,012

At March 31, 2019 and December 31, 2018, the Company held 15 and 54 debt securities, respectively, that were in an unrealized loss position. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2019 and December 31, 2018 was $94.5 million and $397.5 million, respectively. There were no individual securities that were in a significant unrealized loss position as of March 31, 2019 and December 31, 2018. As of March 31, 2019, there were three securities in a total aggregate fair value of $14.0 million were in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery, and there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of March 31, 2019.

No available-for-sale securities held as of March 31, 2019 or December 31, 2018 had remaining maturities greater than one year.

4. Fair Value of Financial Instruments

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2019 (in thousands):

		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$79,391	$79,391	$—	$—
Investments, available-for-sale:
U.S Treasury obligations	336,465	336,465	—	—
Total	$415,856	$415,856	$—	$—

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

5. Restricted Cash

At March 31, 2019 and December 31, 2018, $5.2 million and $5.4 million, respectively, of the Company’s cash is restricted by a bank related to security deposits for the lease agreements for the Company’s current and former corporate headquarters.

For additional information on these security deposits, see Note 11, Leases.

6. Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2019	2018
Lab equipment	5	$6,742	$6,232
Furniture and fixtures	4	2,455	2,369
Computer equipment	3	1,554	1,805
Leasehold improvements	Term of lease	26,660	26,640
Software	3	408	280
Construction-in-progress		2,542	956
		40,361	38,282
Less: accumulated depreciation and amortization		(9,746)	(8,655)
Total		$30,615	$29,627

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. For the three months ended March 31, 2019, depreciation expense totaled $1.2 million, compared to $0.8 million in the prior year comparative period.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
External research and development	$36,641	$36,213
Employee compensation	4,545	8,071
Accrued professional fees	5,758	4,423
Property and equipment costs	1,338	912
Other	2,544	2,092
Total	$50,826	$51,711

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

The Company evaluated the CStone agreement to determine whether it is a collaborative arrangement for purposes of ASC 808. The Company determined that there were two material components of the CStone agreement: (i) the CStone territory-specific license and related activities in the CStone territory, and (ii) the parties’ participation in global development of the licensed products. The Company concluded that the CStone territory-specific license and related activities in the CStone territory are not within the scope of ASC 808 because the Company is not exposed to significant risks and rewards. The Company concluded that CStone is a customer with regard to the component that includes the CStone territory-specific license and related activities in CStone territory, which include manufacturing. For the parties’ participation in global development of the licensed products, the Company concluded that the research and development activities and cost-sharing payments related to such activities are within the scope of ASC 808 as both parties are active participants exposed to the risk of the activities under the CStone agreement. The Company concluded that CStone is not a customer with regard to the global development component in the context of the CStone agreement. Therefore, payments received by the Company for global development activities under the CStone agreement, including manufacturing, will be accounted for as a reduction of related expenses. Accordingly, the Company recorded a reduction of expenses of $0.8 million for the three months ended March 31, 2019.

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

Under the CStone agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront amount of $40.0 million constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the three performance obligations. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. There was no adjustment in the transaction price as of March 31, 2019. Because the performance obligations have been satisfied, any addition to the transaction price would be immediately recognized as revenue.

The Company satisfied the performance obligations upon delivery of the licenses, initial know-how transfers and product trademark and recognized the upfront payment of $40.0 million as revenue during the second quarter of 2018, and there was no revenue deferred as a contract liability associated with the CStone agreement as of December 31, 2018 and March 31, 2019.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet, and will be recognized over the remaining research and development period until the performance obligation is satisfied.

During the three months ended March 31, 2019, there has been no significant changes in the costs expected to be incurred in the future to satisfy the performance obligation, and the Company recognized revenue of $0.7 million under the Roche collaboration, of which $1.0 million was recognized as a result of the change in the contract liability balances as of December 31, 2018. As of March 31, 2019, the Company had revenue deferred as a contract liability related to the Roche agreement of $45.4 million, of which $4.2 million was included in current liabilities, and the research and development services related to the performance obligation are expected to be performed over a remaining period of approximately six years.

9. Stock-based compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2019, the number of shares reserved for issuance under the 2015 Plan was increased by 1,761,481 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. At March 31, 2019, there were 2,244,841 shares available for future grant under the 2015 Plan.

Stock options

The following table summarizes the stock option activity for the three months ended March 31, 2019:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2018	4,557,800	$44.64
Granted	1,061,306	85.05
Exercised	(134,439)	15.34
Canceled	(23,785)	63.18
Outstanding at March 31, 2019	5,460,882	$53.13
Exercisable at March 31, 2019	2,199,374	$27.46

At March 31, 2019, the total unrecognized compensation expense related to unvested stock option awards was $135.3 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

Restricted stock units

       The following table summarizes the restricted stock units activity for the three months ended March 31, 2019:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested shares at December 31, 2018	36,868	$66.28
Granted	256,124	85.40
Vested	—	—
Forfeited	(1,000)	86.60
Unvested shares at March 31, 2019	291,992	$82.98

At March 31, 2019, the total unrecognized compensation expense related to unvested restricted stock units was $23.4 million, which is expected to be recognize over a weighted-average period of approximately 3.9 years.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2019, the number of shares reserved for issuance under the 2015 ESPP was increased by 440,370 shares. No shares were issued under the 2015 ESPP during the three months ended March 31, 2019 and 2018.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $10.3 million and $5.5 million for the three months ended March 31, 2019 and 2018, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Stock options	$9,579	$5,491
Restricted stock units	624	—
Employee stock purchase plan	92	58
Total stock-based compensation expense	$10,295	$5,549

Stock‑based compensation expense by classification within the unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$5,790	$3,011
General and administrative	4,505	2,538
Total stock-based compensation expense	$10,295	$5,549

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

	Three Months Ended
	March 31,
	2019	2018
Stock options	5,460,882	4,119,870
Restricted stock units	291,992	—
ESPP shares	10,275	5,722
Total	5,763,149	4,125,592

The weighted average number of common shares used in net loss per share on a basic and diluted basis were 44,096,806 and 43,700,226 for the three months ended March 31, 2019 and 2018, respectively.

11. Leases

38 Sidney Street

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space at 38 Sidney Street in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The initial term of the lease agreement will expire on October 31, 2022, unless terminated sooner. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the initial seven-year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The lease provided the Company with an allowance for leasehold improvements of $4.3 million. Prior to adoption of ASC 842, the Company recorded rent expense on a straight-line basis through the end of the lease term and the associated deferred rent on the consolidated balance sheet. The Company also recorded the leasehold improvement incentives as a reduction to rent expense ratably over the lease term, and the balance from the leasehold improvement incentives was included in lease incentive obligations on the consolidated balance sheet as of December 31, 2018. The lease agreement required the Company to pay a security deposit of $1.3 million, of which $0.2 million was released in February 2018 and February 2019, respectively. The remaining $0.9 million is recorded in restricted cash on the Company’s condensed consolidated balance sheet as of March 31, 2019.

In the first quarter of 2018, the Company subleased its former corporate headquarters at 38 Sidney Street, Cambridge, Massachusetts through October 31, 2020. Subject to the terms of the sublease agreement and the master lease agreement, including a right of recapture by the Company, the sublessee has the option to extend the sublease through October 31, 2022. The sublease includes a total commitment by the sublessee of $8.2 million over the 32 month term of the sublease agreement. During the 32 month term, the Company will be responsible for total rental payments of $6.9 million and an additional $0.7 million in total payments related to the Company’s profit on the sublease income which are payable by the Company to the landlord. As of March 31, 2019, the minimum sublease rental commitment by the sublessee was $5.0 million.

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

During the initial term of the lease agreement, the Company has agreed to pay an initial annual base rent of approximately $7.7 million, which increases annually until it reaches approximately $10.6 million in the last year of the initial term. The lease provided the Company with a tenant improvement allowance of approximately $14.2 million for improvements to be made to the premises. Prior to adoption of ASC 842, the Company recorded rent expense on a straight-line basis through the end of the lease term and the associated deferred rent on the consolidated balance sheet. The Company also recorded the leasehold improvement incentives as a reduction to rent expense ratably over the lease term, and the balance from the leasehold improvement incentives was included in lease incentive obligations on the consolidated balance sheet as of December 31, 2018. The lease agreement required the Company to pay a security deposit of $3.5 million, which is recorded in restricted cash on the Company’s condensed consolidated balance sheet as of March 31, 2019.

On September 19, 2018, the Company entered into an amendment to the lease agreement for its office and laboratory space located at 45 Sidney Street in Cambridge, Massachusetts to expand the rentable square footage from approximately 99,833 square feet to approximately 139,216 square feet. The initial term of the lease with respect to the expansion premises commenced on March 1, 2019 and will expire on November 30, 2029, unless terminated sooner. Pursuant to the lease amendment, the date on which the Company will become responsible for paying rent with respect to the expansion space will be the earlier of (i) the date upon which the Company first occupies the expansion premises for business purposes or (ii) July 1, 2019. The Company currently anticipates the rent commencement date for the expansion premises will be July 1, 2019.

The Company has agreed to pay an initial annual base rent of approximately $3.2 million for the expansion premises, which increases annually until it reaches approximately $4.2 million in the last year of the initial term for the expansion premises. Pursuant to the lease amendment, the landlord has also agreed to provide the Company with a tenant improvement allowance of approximately $3.2 million for improvements to be made to the expansion premises. The lease amendment required the Company to pay an additional security deposit of $0.8 million to the landlord for the expansion premises, which is recorded in restricted cash on the Company’s condensed consolidated balance sheet as of March 31, 2019.

The components of lease expense for the three months ended March 31, 2019 were as follows:

Operating leases:	Three Months Ended March 31, 2019
Lease cost	$3,564
Sublease income	(701)
Net lease cost	2,863

For the three months ended March 31, 2018, rent expense under ASC 840, net of sublease income, was $2.2 million.

Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,621

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$23,300

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted Average Remaining Lease Term	10 years
Weighted Average Discount Rate	8.2%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows (in thousands):

2019 (excluding the 3 months ended March 31,2019)	$9,627
2020	14,341
2021	14,764
2022	14,719
2023	12,746
Thereafter	83,471
Total future minimum lease payments (1)	149,668
Less imputed interest	(50,068)
Total	$99,600

(1)

Minimum lease payments have not been reduced by minimum sublease rentals of $4.6 million due in the future under the Company’s non-cancelable sublease for the office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

Under the prior lease guidance minimum rental commitments under non-cancelable leases for each of the next five years and total thereafter as of December 31, 2018, were as follows (in thousands):

2019	$12,247
2020	14,341
2021	14,764
2022	14,719
2023	12,746
Thereafter	83,471
Total minimum lease payments (1)	$152,288

(1)

Minimum lease payments have not been reduced by minimum sublease rentals of $5.3 million due in the future under the Company’s non-cancelable sublease for the office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

12. Commitments

The Company has no other commitments other than the minimum lease payments commitment as disclosed in Note 11, Leases.

13. Subsequent Events

   On April 2, 2019, the Company closed an underwritten public offering of 4,662,162 shares of its common stock at a price to the public of $74.00 per share, including 608,108 shares of common stock sold by the Company pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering. The Company received estimated net proceeds of $327.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the unaudited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or the SEC, on February 26, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

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

Our lead drug candidate, avapritinib, is an orally available, potent and highly selective inhibitor that targets KIT and PDGFRA mutations. These mutations abnormally activate receptor tyrosine kinases that are drivers of cancer and proliferative disorders, including gastrointestinal stromal tumors, or GIST, and systemic mastocytosis, or SM. GIST is a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract, and SM is a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure.

We are currently evaluating avapritinib for the treatment of GIST in an ongoing Phase 1 clinical trial in advanced GIST, which we refer to as our NAVIGATOR trial, and an ongoing global, randomized Phase 3 clinical trial comparing avapritinib to regorafenib in third-line GIST, which we refer to as our VOYAGER trial. We have completed enrollment of the NAVIGATOR trial, and we expect to complete enrollment of the VOYAGER trial in the second half of 2019. In November 2018, we reported updated data from the NAVIGATOR trial at the Connective Tissue Oncology Society Annual Meeting, and in January 2019, we reported top-line data from the NAVIGATOR trial. We plan to present additional data from the NAVIGATOR trial on June 1, 2019 at the 2019 American Society of Clinical Oncology, or ASCO, Annual Meeting. We plan to initiate a Phase 3 precision medicine trial in second-line GIST in the second half of 2019, which we refer to as our COMPASS-2L trial. In addition, we plan to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for avapritinib for the treatment of PDGFRA Exon 18 mutant GIST and fourth-line GIST in the second quarter of 2019, and if approved, we plan to submit a supplemental NDA to the FDA for the treatment of third-line GIST in 2020. We plan to submit a marketing authorization application to the European Medicines Agency for avapritinib for the treatment of PDGFRa D842V mutant GIST and fourth-line GIST in the third quarter of 2019.

In addition, we are currently evaluating avapritinib for the treatment of SM in an ongoing Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, an ongoing registration enabling Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial, and an ongoing registration enabling Phase 2 clinical trial in indolent and smoldering SM, which we refer to as our PIONEER trial. In December 2018, we reported updated data from the EXPLORER trial at the 60th American Society of Hematology Annual Meeting and Exposition, and we plan to present updated data from the EXPLORER trial in advanced SM at the 24th Congress of the European Hematology Association in mid-June 2019. We expect to complete the dose-finding portion of the PIONEER trial and plan to present initial data from the PIONEER trial in indolent and smoldering SM in the second half of 2019. We expect to complete enrollment of the PATHFINDER trial in the second half of 2019. We plan to submit an NDA to the FDA for avapritinib for the treatment of advanced SM in the first quarter of 2020, subject to continued discussions with the FDA under its breakthrough therapy program to determine whether the clinical data from the ongoing Phase 1 EXPLORER trial and the initial clinical data from the ongoing Phase 2 PATHFINDER trial will support an NDA submission. The FDA has granted orphan drug designation to avapritinib for the treatment of GIST and the treatment of mastocytosis, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST and the treatment of mastocytosis. The FDA has granted fast track designation to avapritinib for (i) the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second TKI and (ii) the treatment of patients with unresectable or metastatic GIST with the PDGFRA D842V mutation regardless of prior therapy. In addition, the FDA has granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation and to avapritinib for the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia.

BLU-667 is an orally available, potent and highly selective inhibitor that targets RET, a receptor tyrosine kinase that is abnormally activated by mutations or fusions and RET resistance mutations that we predict will arise from treatment with first generation therapies. RET drives disease in subsets of patients with non-small cell lung cancer, or NSCLC, and cancers of the thyroid, including medullary thyroid carcinoma, or MTC, and papillary thyroid cancer, or PTC, and our research suggests that RET may drive disease in subsets of patients with colon cancer, breast cancer and other cancers. We are currently evaluating BLU-667 in an ongoing Phase 1 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as our ARROW trial. In March 2019, we reported updated top-line data from the ongoing ARROW trial in RET-fusion NSCLC and RET-mutant MTC. We plan to present updated RET-fusion NSCLC data on June 3, 2019 at the 2019 ASCO Annual Meeting, and we plan to present updated RET-mutant data on June 1, 2019 at the 2019 ASCO Annual Meeting. In March 2019, we announced the enrollment target was reached and patient screening was closed for the registration-enabling ARROW trial cohort for patients with RET-fusion NSCLC previously treated with platinum-based chemotherapy, and we recently reached the enrollment target for the registration-enabling ARROW trial cohort for patients with RET-mutant MTC previously treated with an approved multi-kinase inhibitor. We plan to submit an NDA to the FDA for BLU-667 for the treatment of patients with RET-fusion NSCLC previously treated with platinum-based chemotherapy in the first quarter of 2020, and we plan to submit an NDA to the FDA for BLU-667 for the treatment of patients with RET-mutant MTC previously treated with an approved multi-kinase inhibitor in the first half of 2020. In addition, in September 2018, we presented two clinical cases demonstrating proof-of-concept for BLU-667 in combination with osimertinib (Tagrisso®) in treatment-resistant, EGFR-mutant NSCLC at the International Association for the Study of Lung Cancer 19th World Conference on Lung Cancer and published online in Cancer Discovery. In the second half of 2019, we plan to initiate a Phase 3 clinical trial evaluating BLU-667 in first-line RET-fusion NSCLC and plan to initiate a Phase 2 clinical trial evaluating BLU-667 in combination with osimertinib in treatment-resistant, EGFR-mutant NSCLC harboring an acquired RET fusion. The FDA has granted orphan drug designation to BLU-667 for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC, and the FDA has granted breakthrough therapy designation to BLU-667 for the treatment of patients with RET-fusion positive NSCLC that has progressed following platinum-based chemotherapy and to BLU-667 for the treatment of patients with RET mutation-positive MTC that requires systemic treatment and for which there are no acceptable alternative treatments.

BLU-554 is an orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. We are currently evaluating BLU-554 in an ongoing Phase 1 clinical trial in patients with advanced HCC. In addition, under our collaboration with CStone Pharmaceuticals, or CStone, the China National Medicinal Products Administration approved an initial new drug application for our ongoing Phase 1 trial of BLU-554 in advanced HCC in the first quarter of 2019, and we dosed the first patient in China in May 2019. We and CStone also plan to initiate a proof-of-concept clinical trial in the second half of 2019 in the CStone territory evaluating BLU-554 in combination with CS1001, a clinical stage anti-programmed death ligand-1 immunotherapy being developed by CStone, as a first-line therapy for the treatment of patients with HCC. The FDA has granted orphan drug designation to BLU-554 for the treatment of HCC.

BLU-782 is an orally available, potent and highly selective inhibitor that targets mutant activin-like kinase 2, or ALK2. We are developing BLU-782 for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare, severely disabling genetic disease caused by mutations in the ALK2 gene, ACVR1. FOP is characterized by progressive heterotopic ossification, which is the abnormal transformation of muscle, ligaments and tendons into bone. Heterotopic ossification may be spontaneous or associated with painful episodic disease flare-ups that are usually precipitated by soft tissue injury. As the disease progresses, extra-skeletal bone increasingly restricts joints, resulting in severe disability and loss of mobility, compromised respiratory function and increased risk of early death. Currently, there are no approved therapies for FOP. In October 2018, we presented foundational pre-clinical data for our FOP program at the 2018 American Society for Bone and Mineral Research Annual Meeting, and we initiated a Phase 1 clinical trial in healthy volunteers in the first quarter of 2019. Based on the progress of the ongoing Phase 1 clinical trial of BLU-782 in healthy volunteers and input from clinical experts, we plan to initiate a Phase 2 clinical trial of BLU-782 in patients with FOP in the fourth quarter of 2019. The FDA has granted fast track designation to BLU-782 for the prevention of heterotopic ossification in patients with FOP.

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

We currently have worldwide development and commercialization rights to avapritinib, BLU-667 and BLU-554 other than the rights licensed to CStone in the CStone territory. We currently have worldwide development and commercialization rights to BLU-782 and all of our discovery programs other than the discovery-stage programs under collaboration with Roche.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through March 31, 2019, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017 and December 2017 follow‑on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $55.0 million in upfront and milestone payments under our existing collaboration with Roche, a $40.0 million upfront payment under our existing collaboration with CStone, and $10.0 million in gross proceeds from the debt financing. In addition, we received aggregate gross proceeds of approximately $345.0 million from our April 2019 follow-on public offering.

Since inception, we have incurred significant operating losses. Our net losses were $87.4 million for the three months ended March 31, 2019 and $236.6 million, $148.1 million and $72.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of March 31, 2019, we had an accumulated deficit of $685.0 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from drug sales. Our revenue consists of collaboration revenue under our collaborations with Roche and CStone, including amounts that are recognized related to upfront payments, milestone payments and amounts due to us for research and development services. In the future, revenue may include revenues related to the supply of our drug candidates or products to CStone for development and commercialization activities in the CStone territory and additional milestone payments and royalties on any net product sales under our collaborations with Roche and CStone. We do not expect to generate any revenue from the sale of avapritinib until 2020, assuming we are able to file for regulatory approval for avapritinib in the United States in the second quarter of 2019 and receive marketing approval by 2020. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of product sales, if any, license fees, research and development services and related reimbursements, payments for manufacturing services, and milestone and other payments.

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

The successful development of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our drug candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	establishing an appropriate safety profile with IND-enabling toxicology studies;
•	successful enrollment in, and completion of clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;
•	commercializing the drug candidates, if and when approved, whether alone or in collaboration with others; and
•	continued acceptable safety profile of the drugs following approval.

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

A significant portion of our research and development expenses have been external expenses, which we track on a program-by-program basis following nomination as a development candidate. Our internal research and development expenses are primarily personnel-related expenses, including stock-based compensation expense. Except for internal research and development expenses related to collaboration agreements, we do not track our internal research and development expenses on a program-by-program basis as they are deployed across multiple projects under development.

The following table summarizes our external research and development expenses by program for the three months ended March 31, 2019 and 2018. Other development and pre‑development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Avapritinib external expenses	$24,677	$17,783
BLU-554 external expenses	1,262	4,794
BLU-667 external expenses	16,059	5,585
BLU-782 external expenses	2,666	1,899
Other development and pre-development candidate expenses and unallocated expenses	13,528	9,732
Internal research and development expenses	16,058	10,161
Total research and development expenses	$74,250	$49,954

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, commercial, business development, information technology, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, pre-commercial development activities, legal fees relating to intellectual property and corporate matters and fees for accounting and consulting services.

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

Interest Expense

For the three months ended March 31, 2018, interest expense consisted primarily of interest expense on amounts outstanding under the loan and security agreement that we entered into with Silicon Valley Bank in May 2013 and amortization of debt discount. We repaid the loan in full in November 2018. For the three months ended March 31, 2019, interest expense consisted primarily of interest expense related to an insignificant finance lease.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses, available-for-sale investments, leases and stock-based compensation.

For a description of our critical accounting policies, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Operations Overview—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than as described below, there have been no significant changes to our critical accounting policies since December 31, 2018.

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 84), or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a substantial impact on our condensed consolidated balance sheet and no impact to our condensed consolidated statements of operations. Upon adoption of ASC 842, we recognized an adjustment of $54.2 million and $74.1 million to operating lease right-of-use assets and the related lease liabilities, respectively. The operating lease liabilities are based on the present value of the remaining minimum lease payments discounted using our secured incremental borrowing rate at the effective date of January 1, 2019.

For contracts entered into on or after the effective date, at the inception of a contract, we assess whether the contract is, or contains, a lease. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred if any, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our secured incremental borrowing rate for the same term as the underlying lease. For real estate leases and other operating leases, we use its secured incremental borrowing rate. For finance leases, we use the rate implicit in the lease or its secured incremental borrowing rate if the implicit lease rate cannot be determined.

Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that are not included in the initial lease liability and lease payments incurred in the period for any leases with an initial term of 12 months or less. Lease expense for finance leases consists of the amortization of the right-of-use asset on a straight-line basis over the lease term and interest expense determined on an amortized cost basis. The lease payments are allocated between a reduction of the lease liability and interest expense.

We made an accounting policy election to not recognize leases with an initial term of 12 months or less within our condensed consolidated balance sheets and to recognize those lease payments on a straight-line basis in our condensed consolidated statements of income over the lease term.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Year Ended
	March 31,
	2019	2018	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$730	$954	$(224)	(23)%
Operating expenses:
Research and development	74,250	49,954	24,296	49
General and administrative	16,553	9,911	6,642	67
Total operating expenses	90,803	59,865	30,938	52
Other income (expense):
Other income (expense), net	2,669	2,394	275	11
Interest expense	(3)	(32)	29	(91)
Total other income	2,666	2,362	304	13
Net loss	$(87,407)	$(56,549)	$(30,858)	55%

Collaboration Revenue

Collaboration revenue decreased by $0.2 million from $1.0 million for the three months ended March 31, 2018 to $0.7 million for the three months ended March 31, 2019. Collaboration revenue for the three months ended March 31, 2019 and 2018 was related to the Roche agreement. We entered into the CStone agreement on June 1, 2018 and did not record collaboration revenue under the CStone agreement for the three months ended March 31, 2019.

Research and Development Expense

Research and development expense increased by $24.3 million from $50.0 million for the three months ended March 31, 2018 to $74.3 million for the three ended March 31, 2019. The increase in research and development expense was primarily related to the following:

•	approximately $7.2 million in increased expenses for external clinical activities related to avapritinib, BLU-667 and BLU-782;
•	approximately $7.0 million in increased expenses associated with clinical and commercial manufacturing activities;
•

approximately $6.6 million in increased personnel expense, primarily due to an increase in headcount, which was driven by growth in the clinical and manufacturing organizations, and an increase of $2.8 million in stock-based compensation expense; and

•	approximately $3.3 million in increased expenses associated with continuing to build our discovery platform and advance our discovery pipeline.

General and Administrative Expense

General and administrative expense increased by $6.6 million from $9.9 million for the three months ended March 31, 2018 to $16.6 million for the three months ended March 31, 2019. The increase in general and administrative expense was primarily related to the following:

•

approximately $3.9 million in increased personnel expenses, primarily due to an increase in general and administrative headcount to support the overall growth of our business, and an increase of $2.0 million in stock-based compensation expense;

•	approximately $2.2 million in increased professional fees including commercial planning activities; and

Other Income (Expense), Net

Other income, net, increased by $0.3 million from $2.4 million for the three months ended March 31, 2018 to $2.7 million for the three months ended March 31, 2019. The increase was primarily related to higher average investment balances and a higher rate of return on investments.

Interest Expense

Interest expense for the three months ended March 31, 2018 was less than $0.1 million and was primarily related to interest under our loan and security agreement with Silicon Valley Bank, which we repaid in full in November 2018. Interest expense for the three months ended March 31, 2019 was less than $0.1 million and was primarily related to interest expense for an insignificant finance lease.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through March 31, 2019, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017 and December 2017 follow‑on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion, $55.0 million in upfront and milestone payments from Roche, a $40.0 million upfront payment under our existing collaboration with CStone and $10.0 million in gross proceeds from debt financing. In addition, we received aggregate gross proceeds of approximately $345.0 million from our April 2019 follow-on public offering.

As of March 31, 2019, we had cash, cash equivalents and investments of $415.9 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Net cash used in operating activities	$(80,188)	$(49,563)
Net cash provided by (used in) investing activities	89,314	(219,128)
Net cash provided by financing activities	2,011	3,062
Net increase (decrease) in cash and cash equivalents	$11,137	$(265,629)

Net Cash Used in Operating Activities. For the three months ended March 31, 2019, compared to the same period in 2018, the $30.6 million increase in net cash used in operating was primarily due to the increased net loss during this period of $30.9 million, which was driven by increased payroll and payroll-related expenses and spending on pre-clinical, clinical and pre-commercial activities.

Net Cash Provided by (Used in) Investing Activities. For the three months ended March 31, 2019, compared to the same period in 2018, the $308.4 million increase in net cash provided by investing activities was primarily due to an increase in maturities of investments offset by purchases of investments.

Net Cash Provided by Financing Activities. For the three months ended March 31, 2019, compared to the same period in 2018, the $1.1 million decrease in net cash provided by financing activities was primarily due to less proceeds received from stock option exercises.

Borrowings

In May 2013, we entered into a loan and security agreement with Silicon Valley Bank. Under the terms of the loan and security agreement, we borrowed $5.0 million. Loan advances under the loan and security agreement accrue interest at a fixed rate of 2.0% above the prime rate. In November 2014, we amended the loan and security agreement and borrowed an additional $5.0 million. Each loan advance included an interest-only payment period, and we were required to pay a fee of 4% of the total loan advances at the end of the term of the loan. There were no financial covenants associated with the loan and security agreement. We repaid the loan in full in November 2018.

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

As of March 31, 2019, we had cash, cash equivalents and investments of $415.9 million. Based on our current plans, we believe that our existing cash, cash equivalents and investments, including the $327.2 million of estimated net proceeds from our April 2019 follow-on public offering but excluding any potential option fees and milestone payments under our existing collaborations with Roche and CStone, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the middle of 2021. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	the costs of establishing or contracting for sales, marketing and distribution capabilities if we obtain regulatory approvals to market our drug candidates;
•	the costs of securing and producing drug substance and drug product material for use in pre-clinical studies, clinical trials and for use as commercial supply;
•	the costs of securing manufacturing arrangements for development activities and commercial production;
•	the scope, prioritization and number of our research and development programs;

•	the success of our collaborations with Roche and CStone and our ability to establish and maintain collaborations on favorable terms, if at all;
•

the achievement of milestones or occurrence of other developments that trigger payments to us under our collaboration agreements with Roche and CStone or any collaboration agreements that we may enter into in the future;

•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the extent to which we acquire or in-license other drug candidates and technologies;
•	the success of our current or future companion diagnostic test collaborations for companion diagnostic tests;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the costs of establishing operations outside the United States.

Identifying potential drug candidates and conducting pre-clinical development and testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our drug candidates, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Contractual Obligations

As of March 31, 2019, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, and December 31, 2018, we had cash, cash equivalents and investments of $415.9 million and $494.0 million, respectively, consisting primarily of money market funds and investments in U.S. treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2019 and December 31, 2018, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019 and 2018.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.  Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 4 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

Since inception, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing drug substance and drug product material for use in pre-clinical studies and clinical trials, conducting pre-clinical studies and commencing clinical development and pre-commercial activities. To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through March 31, 2019, we have received an aggregate of $1.1 billion from such transactions, including $887.4 million in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017 and December 2017 follow‑on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $55.0 million in upfront and milestone payments under our existing collaboration with Roche, a $40.0 million upfront payment under our existing collaboration with CStone, and $10.0 million in gross proceeds from the debt financing. In addition, we received aggregate gross proceeds of approximately $345.0 million from our April 2019 follow-on public offering.

Since inception, we have incurred significant operating losses. Our net losses were $87.4 million for the three months ended March 31, 2019 and $236.6 million, $148.1 million and $72.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of March 31, 2019, we had an accumulated deficit of $685.0 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced‑manufacturing expenses. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

To date, we have not generated any revenue from our most advanced drug candidates, avapritinib, BLU-667, BLU-554 and BLU-782. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, avapritinib, BLU-667, BLU-554 or one of our other drug candidates. We do not expect to generate any revenue from the sale of avapritinib until 2020, assuming we are able to file for regulatory approval for avapritinib in the United States in the second quarter of 2019 and receive marketing approval by 2020. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	initiate and successfully complete clinical trials that meet their clinical endpoints;
•	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our drug candidates;
•	establish commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•	commercialize our drug candidates, if approved, by developing a sales force or entering into additional collaborations with third parties; and
•	achieve market acceptance of our drug candidates in the medical community and with third-party payors.

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

As of March 31, 2019, we had cash, cash equivalents and investments of $415.9 million. Based on our current plans, we believe that our existing cash, cash equivalents and investments, including the $327.2 million of estimated net proceeds from our April 2019 follow-on public offering but excluding any potential option fees and milestone payments under our existing collaborations with Roche and CStone, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the middle of 2021. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our drugs and related companion diagnostic tests, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our drug candidates.

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

The FDA has granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation, and the FDA has granted breakthrough therapy designation to avapritinib for the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia. In addition, the FDA has granted breakthrough therapy designation to BLU-667 for the treatment of patients with RET-fusion positive NSCLC that has progressed following platinum-based chemotherapy and to BLU-667 for the treatment of patients with RET mutation-positive MTC that requires systemic treatment and for which there are no acceptable alternative treatments. We may also seek breakthrough therapy designation for some of our other drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If avapritinib receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin, a multi-kinase inhibitor with KIT D816V inhibitory activity. If avapritinib receives marketing approval for third line advanced GIST, it will face competition from Bayer AG’s regorafenib, and if avapritinib receives marketing approval for second line advanced GIST, it will face competition from Pfizer Inc.’s sunitinib. In addition, if avapritinib receives marketing approval for advanced SM, GIST and/or for GIST patients with the PDGFRA D842V mutation, it may face competition from other drug candidates in development for these indications, including drug candidates in development by AB Science S.A., Allakos Inc., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., Celldex Therapeutics, Inc., and Deciphera Pharmaceuticals, LLC.

If BLU‑667 receives marketing approval for patients with RET-driven cancers, it may face competition from other drug candidates in development, including drug candidates in development by AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Loxo Oncology, Inc., a wholly-owned subsidiary of Eli Lilly and Company, Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. Roche, Stemline Therapeutics, Inc., and Turning Point Therapeutics, Inc., as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, sorafenib, sunitinib and vandetinib.

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

If BLU-782 receives marketing approval for FOP, it may face competition from drug candidates in development by BioCryst Pharmaceuticals, Inc., Clementia Pharmaceuticals Inc., a wholly-owned subsidiary of Ipsen Pharma, La Jolla Pharmaceutical Company and Regeneron Pharmaceuticals, Inc.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our lead drug candidate, avapritinib, as well as our other most advanced drug candidates, BLU-667, BLU-554 and BLU-782, and our core technologies, including our novel target discovery engine and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary compounds, technologies, inventions and improvements that are important to the development and implementation of our business. We also rely on copyright, trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patents and patent applications that relate to avapritinib, BLU-667, BLU-554 and BLU-782 as composition of matter. We also own applications relating to composition of matter for KIT inhibitors with multiple compound families, composition of matter for FGFR4 inhibitors with multiple compound families, composition of matter for inhibitors of RET, including predicted RET resistance mutations, with multiple compound families, and composition of matter for inhibitors of ALK2, with multiple compound families, as well as methods of use for these novel compounds. The issued U.S. patent directed to avapritinib composition of matter has a statutory expiration date in 2034, the issued U.S. patent directed to BLU‑554 composition of matter has a statutory expiration date in 2034, the issued U.S. patent directed to BLU-667 composition of matter has a statutory expiration date in 2036 and the issued U.S. patent directed to BLU-782 composition of matter has a statutory expiration date in 2037.

As of April 30, 2019, we owned nine issued U.S. patents, six issued foreign patents, including one European patent validated in 38 countries, two pending U.S. non-provisional patent applications, four pending U.S. provisional patent applications, 39 pending foreign patent applications and one pending Patent Cooperation Treaty, or PCT, international patent application directed to our KIT program, including avapritinib. Our foreign patent filings are in a number of jurisdictions, including Australia, Argentina, Brazil, Bolivia, Canada, China, the European Union, Hong Kong, Israel, India, Japan, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, South Korea, Taiwan, Uruguay and Venezuela. Any U.S. or ex‑U.S. patents issuing from the pending applications covering avapritinib will have a statutory expiration date between October 2034 and April 2040. Patent term adjustments or patent term extensions could result in later expiration dates.

As of April 30, 2019, we owned five issued U.S. patents, two pending U.S. non-provisional patent applications, two pending PCT international applications, 28 pending foreign patent applications and three pending U.S. provisional patent applications directed to our RET program, including BLU-667. Our foreign patent filings are in a number of jurisdictions, including Argentina, Australia, Brazil, Canada, China, Chile, Ecuador, Eurasia, the European Union, Israel, India, Japan, Lebanon, Malaysia, Mexico, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, Thailand, the United Arab Emirates and Uruguay. Any U.S. or ex-U.S. patent issuing from the pending applications covering BLU-667 will have a statutory expiration date between November 2036 and August 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

As of April 30, 2019, we owned eight issued U.S. patents, three pending U.S. non-provisional patent applications, ten issued foreign patents and 40 pending foreign patent applications directed to our FGFR4 program, including BLU-554. Our foreign patent filings are in a number of jurisdictions, including Argentina, Australia, Bolivia, Brazil, Canada, China, Egypt, the European Union, Hong Kong, Israel, India, Indonesia, Japan, South Korea, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, Taiwan, Thailand, Uruguay, Venezuela and Vietnam. Any U.S. or ex‑U.S. patent issuing from the pending applications covering BLU‑554 will have a statutory expiration date between July 2033 and September 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

As of April 30, 2019, we owned one issued U.S. patent, one pending U.S. non-provisional patent application, one pending PCT international application and 15 pending foreign patent applications directed to our ALK2 program, including BLU-782. Our foreign patent filings are in a number of jurisdictions, including Australia, Brazil, Canada, China, Chile, the European Union, Israel, Japan, South Korea, Mexico, New Zealand, Eurasia and South Africa. Any U.S. or ex-U.S. patent issuing from pending applications covering BLU-782 will have a statutory expiration date of April 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of April 30, 2019, we owned one issued U.S. patent, nine pending U.S. non-provisional patent applications, nine pending European Union patent applications and one issued European patent (validated in the UK) directed to this technology. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

As of April 30, 2019, we had 239 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Our stock price has been and may in the future be subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $109.00 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through May 6, 2019. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

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

Blueprint Medicines Corporation

Date: May 9, 2019	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)