Form 10-Q
period 2019-06-30
Blueprint Medicines Corp
filed 2019-08-01
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on July 26, 2019: 49,115,575

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for avapritinib, pralsetinib (formerly known as BLU-667), fisogatinib (formerly known as BLU-554) and BLU-782, and our research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our drug candidates, if approved;
●	the pricing and reimbursement of our drug candidates, if approved;
●	the implementation of our business model, strategic plans for our business, drug candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the potential benefits of our existing cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. and our collaboration with CStone Pharmaceuticals, as well as our ability to maintain these collaborations and establish other strategic collaborations;
●	the development of companion diagnostic tests for our drug candidates;
●	our financial performance; and
●	developments relating to our competitors and our industry.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$82,425	$68,064
Investments, available-for-sale	510,436	425,948
Accounts receivable	750	64
Unbilled accounts receivable	4,514	151
Prepaid expenses and other current assets	14,827	5,560
Total current assets	612,952	499,787
Investments, available-for-sale	74,398	—
Property and equipment, net	33,525	29,627
Operating lease right-of-use assets, net	75,255	—
Restricted cash	5,161	5,154
Other assets	5,887	5,556
Total assets	$807,178	$540,124

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	6,608	3,298
Accrued expenses	64,126	51,711
Current portion of operating lease liabilities	6,357	—
Current portion of deferred revenue	4,415	3,600
Current portion of lease incentive obligation	—	1,714
Total current liabilities	81,506	60,323
Deferred rent, net of current portion	—	5,130
Operating lease liabilities, net of current portion	92,646	—
Deferred revenue, net of current portion	40,055	42,567
Lease incentive obligation, net of current portion	—	12,903
Other long-term liabilities	144	192
Total liabilities	214,351	121,115
Commitments (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 49,059,644 and 44,037,026 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	49	44
Additional paid-in capital	1,376,484	1,016,690
Accumulated other comprehensive income (loss)	927	(180)
Accumulated deficit	(784,633)	(597,545)
Total stockholders’ equity	592,827	419,009
Total liabilities and stockholders’ equity	$807,178	$540,124

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Collaboration revenue	$5,110	$41,439	$5,840	$42,393
Operating expenses:
Research and development	87,101	58,573	161,351	108,527
General and administrative	21,923	12,333	38,476	22,244
Total operating expenses	109,024	70,906	199,827	130,771
Other income (expense):
Other income (expense), net	4,235	2,442	6,903	4,836
Interest expense	(2)	(23)	(4)	(55)
Total other income	4,233	2,419	6,899	4,781
Net loss	$(99,681)	$(27,048)	$(187,088)	$(83,597)
Other comprehensive loss:
Changes in foreign currency translation adjustments	7	—	(8)	—
Changes in unrealized gain (losses) related to available-for-sale investments	845	210	1,115	(112)
Comprehensive loss	$(98,829)	$(26,838)	$(185,981)	$(83,709)
Net loss per share — basic and diluted	$(2.04)	$(0.62)	$(4.03)	$(1.91)
Weighted-average number of common shares used in net loss per share — basic and diluted	48,843	43,856	46,458	43,779

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2018	44,037,026	44	1,016,690	(180)	(597,545)	419,009
Issuance of common stock under stock plan	134,439	—	2,061	—	—	2,061
Stock-based compensation expense	—	—	10,295	—	—	10,295
Cumulative translation adjustment	—	—	—	(15)	—	(15)
Unrealized gain (loss) on available-for-sale securities	—	—	—	270	—	270
Net loss	—	—	—	—	(87,407)	(87,407)
Balance at March 31, 2019	44,171,465	$44	$1,029,046	$75	$(684,952)	$344,213
Issuance of common stock under stock plan	215,299	—	5,813	—	—	5,813
Purchase of common stock under ESPP	10,718	—	522	—	—	522
Stock-based compensation expense	—	—	13,666	—	—	13,666
Cumulative translation adjustment	—	—	—	7	—	7
Unrealized gain (loss) on available-for-sale securities	—	—	—	845	—	845
Follow on offering, net of issuance costs	4,662,162	5	327,437	—	—	327,442
Net loss	—	—	—	—	(99,681)	(99,681)
Balance at June 30, 2019	49,059,644	$49	$1,376,484	$927	$(784,633)	$592,827

Balance at December 31, 2017	43,577,526	$43	$979,785	$(269)	$(355,589)	$623,970
Issuance of common stock under stock plan	243,721	1	3,552	—	—	3,553
Stock-based compensation expense	—	—	5,549	—	—	5,549
Adoption of new accounting standard	—	—	—	—	(5,314)	(5,314)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(322)	—	(322)
Other	—	—	(14)	—	—	(14)
Net loss	—	—	—	—	(56,549)	(56,549)
Balance at March 31, 2018	43,821,247	$44	$988,872	$(591)	$(417,452)	$570,873
Issuance of common stock under stock plan	56,955	—	742	—	—	742
Purchase of common stock under ESPP	5,572	—	345	—	—	345
Stock-based compensation expense	—	—	7,762	—	—	7,762
Unrealized gain (loss) on available-for-sale securities	—	—	—	210	—	—
Other	—	—	49	—	—	49
Net loss	—	—	—	—	(27,048)	(27,048)
Balance at June 30, 2018	43,883,774	$44	$997,770	$(381)	$(444,500)	$552,933

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(187,088)	$(83,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,729	1,913
Stock-based compensation	23,961	13,311
Accretion of premiums and discounts on investments	(2,973)	(1,675)
Other	—	8
Changes in assets and liabilities:
Prepaid expenses and other current assets	(4,840)	2,675
Other assets	(179)	(3,584)
Accounts receivable	(686)	413
Unbilled accounts receivable	(4,363)	—
Accounts payable	3,291	(785)
Accrued expenses	9,994	11,595
Deferred revenue	(1,697)	7,607
Deferred rent	—	(303)
Operating lease liabilities	(1,565)	—
Net cash used in operating activities	(161,416)	(52,422)
Cash flows from investing activities
Purchases of property and equipment	(3,940)	(9,634)
Purchases of investments	(465,289)	(489,285)
Maturities of investments	310,490	265,000
Net cash used in investing activities	(158,739)	(233,919)
Cash flows from financing activities
Principal payments on loan payable	—	(833)
Proceeds from public offering of common stock, net of issuance cost	327,750	—
Net proceeds from stock option exercises and employee stock purchase plan	6,911	4,730
Payment of offering costs	(280)	(281)
Other financing activities	(72)	(39)
Net cash provided by financing activities	334,309	3,577
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,154	(282,764)
Cash, cash equivalents and restricted cash at beginning of period	73,429	405,072
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	—
Cash, cash equivalents and restricted cash at end of period	$87,586	$122,308
Supplemental cash flow information
Public offering costs incurred but unpaid at period end	$28	$—
Property and equipment purchases unpaid at period end	$3,328	$2,114
Cash paid for interest	$4	$31
Cash paid for taxes, net	$97	$71

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	June 30,	June 30,
	2019	2018
Cash and cash equivalents	$82,425	$117,751
Restricted cash	5,161	4,557
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$87,586	$122,308

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

The Company is devoting substantially all of its efforts to research and development, initial market development and raising capital. The Company is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals; establishing safety and efficacy in clinical trials for its drug candidates; the need to develop commercially viable drug candidates; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its drug candidates. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, eliminate or out-license certain of its research and development programs or future commercialization efforts.

On April 2, 2019, the Company closed an underwritten public offering of 4,662,162 shares of its common stock at a price to the public of $74.00 per share, including 608,108 shares of common stock sold by the Company pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering. The Company received net proceeds of $327.4 million, after deducting underwriting discounts and commissions and offering expenses.

As of June 30, 2019, the Company had cash, cash equivalents and investments of $667.3 million. Based on the Company’s current plans, the Company expects that its existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under its existing collaborations with Roche and CStone (each as defined below), will be sufficient to enable it to fund its operating expenses and capital expenditure requirements into the middle of 2021.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2019, the results of its operations for the three and six months ended June 30, 2019 and 2018, stockholder’s equity for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities, Blueprint Medicines (Switzerland) GmbH, and Blueprint Medicines (Netherlands) B.V. All intercompany transactions and balances have been eliminated. The accompanying condensed consolidated financial statements do not include the account of the Company’s wholly owned subsidiary, Blueprint Medicines (UK) Ltd., which was formed in July 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: revenue recognition, operating lease right-of-use assets, operating lease liabilities, stock-based compensation expense, accrued expenses, and income taxes.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2018 Annual Report on Form 10-K, except as noted below with respect to the Company’s accounting policies related to lease obligations and as noted within this Note 2 under the section titled “—New Accounting Pronouncements.”

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

Upon adoption, the Company elected the package of transition practical expedients, which allowed it to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and the accounting for finance leases (capital leases) was substantially unchanged. The Company elected to apply the practical expedient not to separate lease and non-lease components for new and modified leases commencing after adoption. The Company also made an accounting policy election to not recognize leases with an initial term of 12 months or less within the condensed consolidated balance sheets and to recognize those lease payments on a straight-line basis in the condensed consolidated statements of operations over the lease term.

Impact of Adoption of ASC 842

Upon adoption of the new leasing standards, the Company recognized an adjustment of $54.2 million and $74.1 million to operating lease right-of-use assets and the related lease liabilities, respectively. The operating lease liabilities are based on the present value of the remaining minimum lease payments discounted using the Company’s secured incremental borrowing rate at the effective date of January 1, 2019. The adoption of the new leasing standards did not have an impact on the Company’s condensed consolidated statements of operations.

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

Lease cost for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. Included in lease cost are any variable lease payments incurred in the period that are not included in the initial lease liability and lease payments incurred in the period for any leases with an initial term of 12 months or less. Lease cost for finance leases consists of the amortization of the right-of-use asset on a straight-line basis over the lease term and interest expense determined on an amortized cost basis. The lease payments are allocated between a reduction of the lease liability and interest expense.

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB has subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establish additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial position and results of operations.

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

Collaborative Arrangements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard makes targeted improvements for collaborative arrangements as follows:

●	Clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation and disclosure requirements;
●	Adds unit-of-account guidance to ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606; and
●	Requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting that transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer.

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

3. Cash Equivalents and Investments

Cash equivalents and investments, available-for-sale, consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
June 30, 2019	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$82,425	$—	$—	$82,425
Investments, available-for-sale:
U.S. government agency securities and treasuries	583,884	951	(1)	584,834
Total	$666,309	$951	$(1)	$667,259

	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$68,064	$—	$—	$68,064
Investments, available-for-sale:
U.S. government agency securities and treasuries	426,112	—	(164)	425,948
Total	$494,176	$—	$(164)	$494,012

At June 30, 2019 and December 31, 2018, the Company held 2 and 54 debt securities, respectively, that were in an unrealized loss position. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2019 and December 31, 2018 was $13.2 million and $397.5 million, respectively. There were no individual securities that were in a significant unrealized loss position as of June 30, 2019 and December 31, 2018. As of June 30, 2019, there was one security with a fair value of $3.2 million in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery, and there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of June 30, 2019.

As of June 30, 2019, 11 securities with an aggregate fair value of $74.4 million have remaining maturities greater than one year. No available-for-sale securities held as of December 31, 2018 had remaining maturities greater than one year.

4. Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2019 (in thousands):

		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$82,425	$82,425	$—	$—
Investments, available-for-sale:
U.S. government agency securities and treasuries	584,834	584,834	—	—
Total	$667,259	$667,259	$—	$—

The following table summarizes cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$68,064	$68,064	$—	$—
Investments, available-for-sale:
U.S. government agency securities and treasuries	425,948	425,948	—	—
Total	$494,012	$494,012	$—	$—

5. Restricted Cash

At June 30, 2019 and December 31, 2018, $5.2 million and $5.4 million, respectively, of the Company’s cash is restricted by a bank related to security deposits for the lease agreements for the Company’s current and former corporate headquarters.

For additional information on these security deposits, see Note 11, Leases.

6. Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2019	2018
Lab equipment	5	$7,376	$6,232
Furniture and fixtures	4	2,450	2,369
Computer equipment	3	1,554	1,805
Leasehold improvements	Term of lease	26,660	26,640
Software	3	408	280
Construction-in-progress		6,036	956
		44,484	38,282
Less: accumulated depreciation and amortization		(10,959)	(8,655)
Total		$33,525	$29,627

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. For the three and six months ended June 30, 2019, depreciation expense totaled $1.2 million and $2.4 million, respectively, compared to $1.1 million and $1.9 million, respectively, for the three and six months ended June 30, 2018.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
External research and development	$44,905	$36,213
Employee compensation	6,325	8,071
Accrued professional fees	7,313	4,423
Property and equipment costs	3,314	912
Other	2,269	2,092
Total	$64,126	$51,711

8. Collaborations

CStone Pharmaceuticals

On June 1, 2018, the Company entered into a Collaboration and License Agreement (the CStone agreement) with CStone pursuant to which the Company granted CStone exclusive rights to develop and commercialize the Company’s drug candidates avapritinib, fisogatinib (formerly known as BLU-554) and pralsetinib (formerly known as BLU-667), including back-up forms and certain other forms thereof, in Mainland China, Hong Kong, Macau and Taiwan (each, a CStone region and collectively, the CStone territory), either as a monotherapy or as part of a combination therapy. The Company will retain exclusive rights to the licensed products outside the CStone territory.

The Company received an upfront cash payment of $40.0 million, and subject to the terms of the CStone agreement, will be eligible to receive up to approximately $346.0 million in milestone payments, including $118.5 million related to development and regulatory milestones and $227.5 million related to sales-based milestones. In addition, CStone will be obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone will be responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone territory that will be shared by the Company and CStone.

Pursuant to the terms of the CStone agreement, CStone will be responsible for conducting all development and commercialization activities in the CStone territory related to the licensed products, and the Company and CStone plan to conduct a proof-of-concept clinical trial in China evaluating fisogatinib in combination with CS1001, a clinical stage anti-programmed death ligand-1 immunotherapy being developed by CStone, as a first-line therapy for the treatment of patients with hepatocellular carcinoma.

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

The Company evaluated the CStone agreement to determine whether it is a collaborative arrangement for purposes of ASC 808. The Company determined that there were two material components of the CStone agreement: (i) the CStone territory-specific license and related activities in the CStone territory, and (ii) the parties’ participation in global development of the licensed products. The Company concluded that the CStone territory-specific license and related activities in the CStone territory are not within the scope of ASC 808 because the Company is not exposed to significant risks and rewards. The Company concluded that CStone is a customer with regard to the component that includes the CStone territory-specific license and related activities in CStone territory, which include manufacturing. For the parties’ participation in global development of the licensed products, the Company concluded that the research and development activities and cost-sharing payments related to such activities are within the scope of ASC 808 as both parties are active participants exposed to the risk of the activities under the CStone agreement. The Company concluded that CStone is not a customer with regard to the global development component in the context of the CStone agreement. Therefore, payments received by the Company for global development activities under the CStone agreement, including manufacturing, will be accounted for as a reduction of related expenses. Accordingly, the Company recorded a reduction of expenses of $0.4 million and $1.1 million for the three and six months ended June 30, 2019, respectively.

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

The Company evaluated the provision of manufacturing activities related to development and commercial supply of the licensed products as an option for purposes of ASC 606 to determine whether these manufacturing activities provide CStone with any material rights. The Company concluded that the manufacturing activities were not issued at a significant and incremental discount, and therefore do not provide CStone with any material rights. As such, the manufacturing activities are excluded as performance obligations at the outset of the arrangement. During the three months ended June 30, 2019, the Company recognized revenue of $0.1 million associated with development clinical supply provided to CStone to conduct its territory-specific activities.

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

The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

In June 2019, the achievement of a $4.0 million development and regulatory milestone became probable and the associated consideration was added to the estimated transaction price of the CStone agreement. Accordingly, the Company recognized the $4.0 million development and regulatory milestone payment as revenue during the three months ended June 30, 2019.

There was no revenue deferred as a contract liability associated with the CStone agreement as of June 30, 2019 and December 31, 2018.

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

During the three and six months ended June 30, 2019, there has been no significant changes in the costs expected to be incurred in the future to satisfy the performance obligation, and the Company recognized revenue of $1.0 million and $1.7 million under the Roche collaboration, respectively. During the six months ended June 30, 2019, $2.0 million was recognized as a result of the change in the contract liability balances as of December 31, 2018. As of June 30, 2019, the Company had revenue deferred as a contract liability related to the Roche agreement of $44.5 million, of which $4.4 million was included in current liabilities, and the research and development services related to the performance obligation are expected to be performed over a remaining period of approximately six years.

9. Stock-based compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2019, the number of shares reserved for issuance under the 2015 Plan was increased by 1,761,481 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. At June 30, 2019, there were 1,951,695 shares available for future grant under the 2015 Plan.

Stock options

The following table summarizes the stock option activity for the six months ended June 30, 2019:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2018	4,557,800	$44.64
Granted	1,401,360	83.21
Exercised	(349,738)	22.52
Canceled	(102,555)	65.67
Outstanding at June 30, 2019	5,506,867	$55.47
Exercisable at June 30, 2019	2,353,084	$33.22

At June 30, 2019, the total unrecognized compensation expense related to unvested stock option awards was $135.7 million, which is expected to be recognized over a weighted-average period of approximately 2.91 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the six months ended June 30, 2019:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested shares at December 31, 2018	36,868	$66.28
Granted	296,247	84.82
Vested	—	—
Forfeited	(9,261)	80.53
Unvested shares at June 30, 2019	323,854	$82.83

At June 30, 2019, the total unrecognized compensation expense related to unvested restricted stock units was $24.5 million, which is expected to be recognize over a weighted-average period of approximately 3.55 years.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2019, the number of shares reserved for issuance under the 2015 ESPP was increased by 440,370 shares. The Company issued 10,718 and 5,572 shares under the 2015 ESPP during the six months ended June 30, 2019 and 2018, respectively.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $13.7 million and $24.0 million for the three and six months ended June 30, 2019, respectively. The Company recognized stock-based compensation expense totaling $7.8 million and $13.3 million for the three and six months ended June 30, 2018, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock options	$12,016	$7,699	$21,595	$13,190
Restricted stock units	1,544	—	2,168	—
Employee stock purchase plan	106	62	198	121
Total stock-based compensation expense	$13,666	$7,761	$23,961	$13,311

Stock-based compensation expense by classification within the unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$7,503	$4,272	$13,293	$7,284
General and administrative	6,163	3,489	10,668	6,027
Total stock-based compensation expense	$13,666	$7,761	$23,961	$13,311

10. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the dilutive net loss per share calculation, stock options, unvested restricted stock units and ESPP shares are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented as a result of the Company’s net loss.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect.

	Six Months Ended
	June 30,
	2019	2018
Stock options	5,506,867	4,335,355
Restricted stock units	323,854	—
ESPP shares	11,641	6,398
Total	5,842,362	4,341,753

The weighted average number of common shares used in net loss per share on a basic and diluted basis were 48,842,847 and 43,856,352 for the three months ended June 30, 2019 and 2018, respectively. The weighted average number of common shares used in net loss per share on a basic and diluted basis were 46,457,922 and 43,778,720 for the six months ended June 30, 2019 and 2018, respectively.

11. Leases

38 Sidney Street

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space at 38 Sidney Street in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The initial term of the lease agreement will expire on October 31, 2022, unless terminated sooner. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the initial seven-year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The lease provided the Company with an allowance for leasehold improvements of $4.3 million. Prior to adoption of ASC 842, the Company recorded rent expense on a straight-line basis through the end of the lease term and the associated deferred rent on the consolidated balance sheet. The Company also recorded the leasehold improvement incentives as a reduction to rent expense ratably over the lease term, and the balance from the leasehold improvement incentives was included in lease incentive obligations on the consolidated balance sheet as of December 31, 2018. The lease agreement required the Company to pay a security deposit of $1.3 million, of which $0.2 million was released in February 2018 and February 2019, respectively. The remaining $0.9 million is recorded in restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2019.

In the first quarter of 2018, the Company subleased its former corporate headquarters at 38 Sidney Street, Cambridge, Massachusetts through October 31, 2020. Subject to the terms of the sublease agreement and the master lease agreement, including a right of recapture by the Company, the sublessee has the option to extend the sublease through October 31, 2022. The sublease includes a total commitment by the sublessee of $8.2 million over the 32 month term of the sublease agreement. During the 32 month term, the Company will be responsible for total rental payments of $6.9 million and an additional $0.7 million in total payments related to the Company’s profit on the sublease income which are payable by the Company to the landlord. As of June 30, 2019, the minimum sublease rental commitment by the sublessee was $4.2 million.

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

During the initial term of the lease agreement, the Company has agreed to pay an initial annual base rent of approximately $7.7 million, which increases annually until it reaches approximately $10.6 million in the last year of the initial term. The lease provided the Company with a tenant improvement allowance of approximately $14.2 million for improvements to be made to the premises. Prior to adoption of ASC 842, the Company recorded rent expense on a straight-line basis through the end of the lease term and the associated deferred rent on the consolidated balance sheet. The Company also recorded the leasehold improvement incentives as a reduction to rent expense ratably over the lease term, and the balance from the leasehold improvement incentives was included in lease incentive obligations on the consolidated balance sheet as of December 31, 2018. The lease agreement required the Company to pay a security deposit of $3.5 million, which is recorded in restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2019.

On September 19, 2018, the Company entered into an amendment to the lease agreement for its office and laboratory space located at 45 Sidney Street in Cambridge, Massachusetts to expand the rentable square footage from approximately 99,833 square feet to approximately 139,216 square feet. The initial term of the lease with respect to the expansion premises commenced on March 1, 2019 and will expire on November 30, 2029, unless terminated sooner. Pursuant to the lease amendment, the rent commencement date for the expansion premises was July 1, 2019.

The Company has agreed to pay an initial annual base rent of approximately $3.2 million for the expansion premises, which increases annually until it reaches approximately $4.2 million in the last year of the initial term for the expansion premises. Pursuant to the lease amendment, the landlord has also agreed to provide the Company with a tenant improvement allowance of approximately $3.2 million for improvements to be made to the expansion premises. The lease amendment required the Company to pay an additional security deposit of $0.8 million to the landlord for the expansion premises, which is recorded in restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2019.

 The lease agreements do not contain residual value guarantees and the components of lease cost for the three and six months ended June 30, 2019 were as follows (in thousands):

Operating leases:	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost	$4,126	$7,739
Sublease income	(708)	(1,409)
Net lease cost	$3,418	$6,330

For the three and six months ended June 30, 2018, rent expenses under ASC 840, net of sublease income, was $1.7 million and $3.9 million, respectively.

The Company has not entered into any material short-term leases or financing leases as of June 30, 2019.

Supplemental cash flow information related to leases for the three and six months ended June 30, 2019 was as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,621	$5,242

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$-	$23,300

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	9.80
Weighted average discount rate	8.2%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows (in thousands):

2019 (excluding the 6 months ended June 30,2019)	$7,006
2020	14,341
2021	14,764
2022	14,719
2023	12,746
Thereafter	83,471
Total future minimum lease payments (1)	147,047
Less imputed interest	(48,044)
Total	$99,003

(1)	Minimum lease payments have not been reduced by minimum sublease rentals of $3.8 million due in the future under the Company’s non-cancelable sublease for the office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

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

Overview

We are a precision therapy company focused on genomically defined cancers, rare diseases and cancer immunotherapy. Our approach is to leverage our novel target discovery engine to systematically and reproducibly identify kinases that are drivers of diseases and to craft highly selective and potent drug candidates that may provide significant and durable clinical responses for patients without adequate treatment options. This integrated biology and chemistry approach enables us to identify, characterize and design drug candidates to inhibit novel kinase targets that have been difficult to selectively inhibit. We believe that our uniquely targeted, scalable approach empowers the rapid design and development of new treatments and increases the likelihood of success. Our most advanced drug candidates are avapritinib, pralsetinib (formerly known as BLU-667), fisogatinib (formerly known as BLU-554) and BLU-782.

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

In June 2019, we submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for avapritinib for the treatment of adult patients with PDGFRA Exon 18 mutant GIST and fourth-line GIST. If the NDA is approved by the FDA, we plan to submit a supplemental NDA to the FDA for the treatment of third-line GIST in 2020. In July 2019, the European Medicines Agency validated our marketing authorization application, or MAA, for avapritinib for the treatment of adult patients with PDGFRa D842V mutant GIST and fourth-line GIST. Validation of the MAA confirms that the application is sufficiently complete to begin the formal review process. We plan to submit an NDA to the FDA for avapritinib for the treatment of advanced SM in the first quarter of 2020, subject to continued discussions with the FDA regarding the data required to support an NDA submission. The FDA has granted orphan drug designation to avapritinib for the treatment of GIST and the treatment of mastocytosis, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST and the treatment of mastocytosis. The FDA has granted fast track designation to avapritinib for (i) the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and (ii) the treatment of patients with unresectable or metastatic GIST with the PDGFRA D842V mutation regardless of prior therapy. In addition, the FDA has granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation and to avapritinib for the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia.

We are currently evaluating avapritinib for the treatment of GIST in an ongoing Phase 1 clinical trial in advanced GIST, which we refer to as our NAVIGATOR trial, and an ongoing global, randomized Phase 3 clinical trial comparing avapritinib to regorafenib in third-line GIST, which we refer to as our VOYAGER trial. We have completed enrollment of the NAVIGATOR trial, and in June 2019, we reported updated data from the NAVIGATOR trial at the 2019 American Society of Clinical Oncology, or ASCO, Annual Meeting. In July 2019, as part of our collaboration with

CStone Pharmaceuticals, or CStone, we dosed the first patient in China in our ongoing VOYAGER trial, and we expect to complete global enrollment of the VOYAGER trial in the second half of 2019. In addition, we plan to initiate a Phase 3 precision medicine trial in second-line GIST in the second half of 2019, which we refer to as our COMPASS-2L trial.

In addition, we are currently evaluating avapritinib for the treatment of SM in an ongoing Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, an ongoing registration-enabling Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial, and an ongoing registration-enabling Phase 2 clinical trial in indolent and smoldering SM, which we refer to as our PIONEER trial. In June 2019, we reported updated data from the EXPLORER trial in advanced SM at the 24th Congress of the European Hematology Association. We expect to complete the dose-finding portion of the PIONEER trial and plan to present initial data from the PIONEER trial in indolent and smoldering SM in the fourth quarter of 2019. We expect to complete enrollment of the PATHFINDER trial in the second half of 2019.

Pralsetinib is an orally available, potent and highly selective inhibitor that targets RET, a receptor tyrosine kinase that is abnormally activated by mutations or fusions and RET resistance mutations that we predict will arise from treatment with first generation therapies. RET drives disease in subsets of patients with non-small cell lung cancer, or NSCLC, and cancers of the thyroid, including medullary thyroid carcinoma, or MTC, and papillary thyroid cancer, or PTC, and our research suggests that RET may drive disease in subsets of patients with colon cancer, breast cancer and other cancers. We are currently evaluating pralsetinib in an ongoing Phase 1/2 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as our ARROW trial. In June 2019, we reported updated RET-fusion NSCLC data and RET-mutant data at the 2019 ASCO Annual Meeting. We plan to submit an NDA to the FDA for pralsetinib for the treatment of patients with RET-fusion NSCLC previously treated with platinum-based chemotherapy in the first quarter of 2020, and we plan to submit an NDA to the FDA for pralsetinib for the treatment of patients with RET-mutant MTC previously treated with an approved multi-kinase inhibitor in the first half of 2020. In addition, in September 2018, we presented two clinical cases demonstrating proof-of-concept for pralsetinib in combination with osimertinib (Tagrisso®) in treatment-resistant, EGFR-mutant NSCLC at the International Association for the Study of Lung Cancer 19th World Conference on Lung Cancer and published online in Cancer Discovery. In the second half of 2019, we plan to initiate a Phase 3 clinical trial evaluating pralsetinib in first-line RET-fusion NSCLC and plan to initiate a Phase 2 clinical trial evaluating pralsetinib in combination with osimertinib in treatment-resistant, EGFR-mutant NSCLC harboring an acquired RET fusion. The FDA has granted orphan drug designation to pralsetinib for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC, and the FDA has granted breakthrough therapy designation to pralsetinib for the treatment of patients with RET-fusion positive NSCLC that has progressed following platinum-based chemotherapy and to pralsetinib for the treatment of patients with RET mutation-positive MTC that requires systemic treatment and for which there are no acceptable alternative treatments.

Fisogatinib is an orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. We are currently evaluating fisogatinib in an ongoing Phase 1 clinical trial in patients with advanced HCC. In May 2019, as part of the collaboration with CStone, we dosed the first patient in China in our ongoing Phase 1 trial of fisogatinib in advanced HCC. In the second quarter of 2019, the China National Medicinal Products Administration approved a clinical trial application for a proof-of-concept clinical trial evaluating fisogatinib in combination with CS1001, a clinical stage anti-programmed death ligand-1 immunotherapy being developed by CStone, as a first-line therapy for the treatment of patients with HCC, and we and CStone plan to initiate this clinical trial in the second half of 2019. The FDA has granted orphan drug designation to BLU-554 for the treatment of HCC.

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

We entered into collaborations with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc., which we collectively refer to as Roche, and CStone in March 2016 and June 2018, respectively. Under our collaboration agreement with Roche, we are seeking to discover, develop and commercialize up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. Under our collaboration agreement with CStone, we are seeking to develop and commercialize avapritinib, fisogatinib and pralsetinib, including back-up forms and certain other forms, in Mainland China, Hong Kong, Macau and Taiwan, or the CStone territory, either as a monotherapy or as part of a combination therapy. We will continue to evaluate additional collaborations that could maximize the value for our programs and allow us to leverage the expertise of strategic collaborators. We are also focused on engaging in collaborations to capitalize on our discovery platform outside of our primary strategic focus area of cancer.

We currently have worldwide development and commercialization rights to avapritinib, pralsetinib and fisogatinib other than the rights licensed to CStone in the CStone territory. We currently have worldwide development and commercialization rights to BLU-782 and all of our discovery programs other than the discovery-stage programs under collaboration with Roche.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through June 30, 2019, we have received an aggregate of $1.5 billion from such transactions, including $1.2 billion in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017, December 2017 and April 2019 follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $55.0 million in upfront and milestone payments under our existing collaboration with Roche, a $40.0 million upfront payment under our existing collaboration with CStone, and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net losses were $187.1 million for the six months ended June 30, 2019 and $236.6 million, $148.1 million and $72.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of June 30, 2019, we had an accumulated deficit of $784.6 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

●	continue to advance and initiate clinical development activities for our lead drug candidates, avapritinib and pralsetinib, as well as our other most advanced drug candidates, fisogatinib and BLU-782;
●	continue to manufacture increasing quantities of the active pharmaceutical ingredient, or API, drug substance and drug product material for use in pre-clinical studies, clinical trials, compassionate use program and for any potential commercialized inventory;
●	seek marketing approvals for avapritinib as well as our other drug candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure to commercialize avapritinib, if approved, and any other medicines for which we may obtain marketing approval;
●	conduct development and commercialization activities for companion diagnostic tests for current or future drug candidates;

●	continue to discover, validate and develop additional drug candidates;
●	conduct research and development activities under our collaborations with Roche and CStone;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license other drug candidates or technologies;
●	establish our operations outside the United States;
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel; and
●	incur additional costs associated with operating as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from drug sales. Our revenue consists of collaboration revenue under our collaborations with Roche and CStone, including amounts that are recognized related to upfront payments, milestone payments and amounts due to us for research and development services. In the future, revenue may include revenues related to the supply of our drug candidates or products to CStone for development and commercialization activities in the CStone territory and additional milestone payments and royalties on any net product sales under our collaborations with Roche and CStone. We do not expect to generate any revenue from the sale of avapritinib until 2020, assuming we receive marketing approval for avapritinib in the United States. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of product sales, if any, license fees, research and development services and related reimbursements, payments for manufacturing services, and milestone and other payments.

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

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our drug candidates, which include:

●employee-related expenses including salaries, benefits, and stock-based compensation expense;
●expenses incurred under agreements with third parties that conduct research and development, pre-clinical activities, clinical activities and manufacturing on our behalf;
●expenses incurred under agreements with third parties for the development and commercialization of companion diagnostic tests;
●the cost of consultants;
●the cost associated with regulatory quality assurance and quality control operations;
●the cost of lab supplies and acquiring, developing and manufacturing pre-clinical study materials, clinical trial materials and commercial supply materials; and

●facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs in support of research and development activities.

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

The successful development of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our drug candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●establishing an appropriate safety profile with IND-enabling toxicology studies;
●successful enrollment in, and completion of clinical trials;
●receipt of marketing approvals from applicable regulatory authorities;
●establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;
●commercializing the drug candidates, if and when approved, whether alone or in collaboration with others; and
●continued acceptable safety profile of the drugs following approval.

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

The following table summarizes our external research and development expenses by program for the three and six months ended June 30, 2019 and 2018. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Avapritinib external expenses	$26,986	$21,431	$51,663	$39,214
Pralsetinib external expenses	21,828	8,870	37,886	14,455
Fisogatinib external expenses	985	2,213	2,248	7,007
BLU-782 external expenses	3,649	2,982	6,314	4,881
Other development and pre-development candidate expenses and unallocated expenses	15,038	11,336	28,393	21,068
Internal research and development expenses	18,615	11,741	34,847	21,902
Total research and development expenses	$87,101	$58,573	$161,351	$108,527

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials and preparing regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for API, drug product and drug substance for current and future clinical trials and potential commercial inventory. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our collaboration with Roche, development activities under our collaboration with CStone and development activities for companion diagnostic tests for current and future drug candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, commercial, business development, information technology, legal, compliance and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, pre-commercial development activities, legal fees relating to intellectual property and corporate matters and fees for accounting and consulting services.

We expect that our general and administrative expenses will increase in the future to support continued research and development activities and planned commercialization activities, including establishing a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval and establishing our operations outside the United States. These increases will likely include increased costs related to the hiring of additional personnel, legal, auditing and filing fees and general compliance and consulting expenses, among other expenses. We have incurred and will continue to incur additional costs associated with operating as a public company and expanding the scope of our operations.

Other Income (Expense), net

Other income (expense), net consists primarily of income earned on cash equivalents and investments.

Interest Expense

For the three and six months ended June 30, 2018, interest expense consisted primarily of interest expense on amounts outstanding under the loan and security agreement that we entered into with Silicon Valley Bank in May 2013 and amortization of debt discount. We repaid the loan in full in November 2018. For the three and six months ended June 30, 2019, interest expense consisted primarily of interest expense related to an insignificant finance lease.

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

Leases

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

Lease cost for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. Included in lease cost are any variable lease payments incurred in the period that are not included in the initial lease liability and lease payments incurred in the period for any leases with an initial term of 12 months or less. Lease cost for finance leases consists of the amortization of the right-of-use asset on a straight-line basis over the lease term and interest expense determined on an amortized cost basis. The lease payments are allocated between a reduction of the lease liability and interest expense.

We made an accounting policy election to not recognize leases with an initial term of 12 months or less within our condensed consolidated balance sheets and to recognize those lease payments on a straight-line basis in our condensed consolidated statements of income over the lease term.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,
	2019	2018	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$5,110	$41,439	$(36,329)	(88)%
Operating expenses:
Research and development	87,101	58,573	28,528	49
General and administrative	21,923	12,333	9,590	78
Total operating expenses	109,024	70,906	38,118	54
Other income (expense):
Other income (expense), net	4,235	2,442	1,793	73
Interest expense	(2)	(23)	21	(91)
Total other income	4,233	2,419	1,814	75
Net loss	$(99,681)	$(27,048)	$(72,633)	269%

Collaboration Revenue

Collaboration revenue decreased by $36.3 million from $41.4 million for the three months ended June 30, 2018 to $5.1 million for the three months ended June 30, 2019. Collaboration revenue for the three months ended June 30, 2019 and 2018 was related to the CStone and Roche agreements. Revenue recognized under the CStone agreement for the three months ended June 30, 2019 consisted primarily of a $4.0 million milestone that was achieved in June 2019, and in the three months ended June 30, 2018, a $40.0 million upfront payment was recognized upon the execution of the CStone collaboration agreement. We recorded collaboration revenue of $1.0 million and $1.4 million under the Roche agreement for the three months ended June 30, 2019 and 2018, respectively, related to amortization of the total $55.0 million of upfront and milestone payments received.

Research and Development Expense

Research and development expense increased by $28.5 million from $58.6 million for the three months ended June 30, 2018 to $87.1 million for the three months ended June 30, 2019. The increase in research and development expense was primarily related to the following:

●	approximately $12.1 million in increased expenses for external clinical activities related to clinical trials for avapritinib, pralsetinib and BLU-782;
●	approximately $8.0 million in increased personnel-related expense, primarily due to an increase in headcount, which was driven by growth in the clinical and manufacturing organizations, and an increase of $3.2 million in stock-based compensation expense;
●	approximately $6.7 million in increased expenses associated with clinical and commercial manufacturing activities; and
●	approximately $1.7 million in increased expenses associated with continuing to build our discovery platform and advance our discovery pipeline.

General and Administrative Expense

General and administrative expense increased by $9.6 million from $12.3 million for the three months ended June 30, 2018 to $21.9 million for the three months ended June 30, 2019. The increase in general and administrative expense was primarily related to the following:

●	approximately $5.4 million in increased personnel expenses, primarily due to an increase in general and administrative headcount related to building our commercial infrastructure and to support the overall growth of our business, and an increase of $2.7 million in stock-based compensation expense; and
●	approximately $4.2 million in increased professional fees including commercial planning activities.

Other Income (Expense), Net

Other income, net, increased by $1.8 million from $2.4 million for the three months ended June 30, 2018 to $4.2 million for the three months ended June 30, 2019. The increase was primarily related to higher average investment balances and a higher rate of return on investments.

Interest Expense

Interest expense for the three months ended June 30, 2018 was less than $0.1 million and was primarily related to interest under our loan and security agreement with Silicon Valley Bank, which we repaid in full in November 2018. Interest expense for the three months ended June 30, 2019 was less than $0.1 million and was primarily related to interest expense for an insignificant finance lease.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,
	2019	2018	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$5,840	$42,393	$(36,553)	(86)%
Operating expenses:
Research and development	161,351	108,527	52,824	49
General and administrative	38,476	22,244	16,232	73
Total operating expenses	199,827	130,771	69,056	53
Other income (expense):
Other income (expense), net	6,903	4,836	2,067	43
Interest expense	(4)	(55)	51	(93)
Total other income	6,899	4,781	2,118	44
Net loss	$(187,088)	$(83,597)	$(103,491)	124%

Collaboration Revenue

Collaboration revenue decreased by $36.6 million from $42.4 million for the six months ended June 30, 2018 to $5.8 million for the six months ended June 30, 2019. Collaboration revenue for the six months ended June 30, 2019 and 2018 was related to the CStone and Roche agreements. Revenue recorded under the CStone agreement for the six months ended June 30, 2019 consisted primarily of a $4.0 million milestone that was achieved in June 2019, and in the six months ended June 30, 2018, a $40.0 million upfront payment was recognized upon the execution of the CStone collaboration agreement. We recorded collaboration revenue of $1.7 million and $2.4 million under the Roche agreement for the six months ended June 30, 2019 and 2018, respectively, related to amortization of the total $55.0 million of upfront and milestone payments received.

Research and Development Expense

Research and development expense increased by $52.8 million from $108.5 million for the six months ended June 30, 2018 to $161.4 million for the six months ended June 30, 2019. The increase in research and development expense was primarily related to the following:

●	approximately $19.1 million in increased expenses for external clinical activities related to clinical trials for avapritinib, pralsetinib and BLU-782;
●	approximately $14.6 million in increased personnel-related expense primarily due to an increase in headcount and an increase of $6.0 million in stock-based compensation expense;
●	approximately $13.8 million in increased expenses associated with clinical and commercial manufacturing activities; and
●	approximately $4.8 million in increased expenses associated with continuing to build our discovery platform and advance our discovery pipeline.

General and Administrative Expense

General and administrative expense increased by $16.2 million from $22.2 million for the six months ended June 30, 2018 to $38.5 million for the six months ended June 30, 2019. The increase in general and administrative expense was primarily related to the following:

●	approximately $9.3 million in increased personnel expenses due to an increase in general and administrative headcount related to building our commercial infrastructure and to support our overall growth as a publicly traded company and an increase of $4.6 million in stock-based compensation expense; and
●	approximately $6.1 million in increased professional fees including market research and public relations costs.

Other Income (Expense), Net

Other income (expense), net, increased by $2.1 million from $4.8 million of expense for the six months ended June 30, 2018 to $6.9 million of income for the six months ended June 30, 2019. The increase was primarily related to higher average investment balances and a higher rate of return on investments.

Interest Expense

Interest expense for the six months ended June 30, 2018 was less than $0.1 million and was primarily related to interest under our loan and security agreement with Silicon Valley Bank, which we repaid in full in November 2018. Interest expense for the six months ended June 30, 2019 was less than $0.1 million and was primarily related to interest expense for an insignificant finance lease.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through June 30, 2019, we have received an aggregate of $1.5 billion from such transactions, including $1.2 billion in aggregate gross proceeds from the sale of common stock in our May 2015 IPO and December 2016, April 2017, December 2017 and April 2019 follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments from Alexion, $55.0 million in upfront and milestone payments from Roche, a $40.0 million upfront payment under our existing collaboration with CStone and $10.0 million in gross proceeds from debt financing.

As of June 30, 2019, we had cash, cash equivalents and investments of $667.3 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(161,416)	$(52,422)
Net cash used in investing activities	(158,739)	(233,919)
Net cash provided by financing activities	334,309	3,577
Net increase (decrease) in cash and cash equivalents	$14,154	$(282,764)

Net Cash Used in Operating Activities. For the six months ended June 30, 2019, compared to the same period in 2018, the $109.0 million increase in net cash used in operating was primarily due to the increased net loss during this period of $103.5 million, which was driven by increased headcount and headcount-related expenses and spending on pre-clinical, clinical and pre-commercial activities.

Net Cash Used in Investing Activities. For the six months ended June 30, 2019, compared to the same period in 2018, the $75.2 million decrease in net cash used in investing activities was primarily due to a decrease in the net purchases of investments and a decrease in purchases of property and equipment.

Net Cash Provided by Financing Activities. For the six months ended June 30, 2019, compared to the same period in 2018, the $330.7 million increase in net cash provided by financing activities was primarily due to $327.4 million in gross proceeds received from our April 2019 follow-on public offering, net of underwriting discounts and commissions and offering expenses paid by us, and an increase in net proceeds received from stock options exercises and our employee stock purchase plan.

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

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to continue to incur additional costs associated with operating as a public company and with establishing our operations outside the United States. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of June 30, 2019, we had cash, cash equivalents and investments of $667.3 million. Based on our current plans, we believe that our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaborations with Roche and CStone, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the middle of 2021. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
●	the costs of securing manufacturing arrangements for development activities and commercial production, including API, drug substance and drug product material for use in pre-clinical studies, clinical trials, our compassionate use program and for use as commercial supply;
●	the costs, timing and outcome of regulatory review of our drug candidates;
●	the costs of establishing or contracting for sales, marketing and distribution capabilities if we obtain regulatory approvals to market our drug candidates;
●	the success of our collaborations with Roche and CStone and our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our collaboration agreements with Roche and CStone or any collaboration agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other drug candidates and technologies;
●	the success of our current or future collaborations for the development of companion diagnostic tests;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of establishing operations outside the United States.

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

Contractual Obligations

As of June 30, 2019, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, and December 31, 2018, we had cash, cash equivalents and investments of $667.3 million and $494.0 million, respectively, consisting primarily of money market funds and investments in U.S. treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2019 and December 31, 2018, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2019 and 2018.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the Section titled “Forward-Looking Statements” of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We are a precision therapy company with a limited operating history and have not generated any revenue from drug sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We are a precision therapy company with a limited operating history on which investors can base an investment decision. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in April 2011. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking pre-clinical studies and conducting clinical trials for our most advanced drug candidates, avapritinib, pralsetinib (formerly known as BLU-667), fisogatinib (formerly known as BLU-554) and BLU-782.

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Since inception, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing the active pharmaceutical ingredient, or API, drug substance and drug product material for use in pre-clinical studies and clinical trials, conducting pre-clinical studies and commencing clinical development and pre-commercial activities. To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through June 30, 2019, we have received an aggregate of $1.5 billion from such transactions, including $1.2 billion in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017, December 2017 and April 2019 follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million of upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $55.0 million in upfront and milestone payments under our existing collaboration with Roche, a $40.0 million upfront payment under our existing collaboration with CStone, and $10.0 million in gross proceeds from the debt financing.

Since inception, we have incurred significant operating losses. Our net losses were $187.1 million for the six months ended June 30, 2019 and $236.6 million, $148.1 million and $72.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of June 30, 2019, we had an accumulated deficit of $784.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

To date, we have not generated any revenue from our most advanced drug candidates, avapritinib, pralsetinib, fisogatinib and BLU-782. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, avapritinib, pralsetinib, fisogatinib or one of our other drug candidates. We do not expect to generate any revenue from the sale of avapritinib until 2020, assuming we receive marketing approval for avapritinib in the United States. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	initiate and successfully complete clinical trials that meet their clinical endpoints;
●	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our drug candidates;
●	establish commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●	commercialize our drug candidates, if approved, by developing a sales force or entering into additional collaborations with third parties; and
●	achieve market acceptance of our drug candidates in the medical community and with third-party payors.

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

The development of pharmaceuticals is capital-intensive. We are currently advancing our most advanced drug candidates, avapritinib, pralsetinib, fisogatinib and BLU-782, through clinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for, our drug candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Roche, CStone or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of June 30, 2019, we had cash, cash equivalents and investments of $667.3 million. Based on our current plans, we believe that our existing cash, cash equivalents and investments, excluding any potential option fees and milestone payments under our existing collaborations with Roche and CStone, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the middle of 2021. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

●	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
●	the costs of securing manufacturing arrangements for development activities and commercial production, including API, drug substance and drug product material for use in pre-clinical studies, clinical trials, our compassionate use program and for use as commercial supply;
●	the costs, timing and outcome of regulatory review of our drug candidates;
●	the costs of establishing or contracting for sales, marketing and distribution capabilities if we obtain regulatory approvals to market our drug candidates;
●	the success of our collaborations with Roche and CStone and our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our collaboration agreements with Roche and CStone or any collaboration agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other drug candidates and technologies;
●	the success of our current or future collaborations for the development of companion diagnostic tests;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of establishing operations outside the United States.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our drug candidates. Dislocations in the financial markets have generally made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Risks Related to Drug Development and Regulatory Approval

We are very early in our development efforts with only four drug candidates in clinical development: avapritinib, pralsetinib, fisogatinib and BLU-782. All of our other drug candidates are currently in pre-clinical or earlier stages of development. If we are unable to advance our other drug candidates to clinical development, obtain regulatory approval for our most advanced drug candidates or other drug candidates and ultimately commercialize our most advanced drug candidates or other drug candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts with only four drug candidates in clinical development: avapritinib, pralsetinib, fisogatinib and BLU-782. All of our other drug candidates are currently in pre-clinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our drug candidates avapritinib, pralsetinib, fisogatinib and BLU-782. Our ability to generate drug revenues, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we do not expect to generate any revenue from the sale of avapritinib until 2020, assuming we receive marketing approval for avapritinib in the United States. We may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. In addition, for some of our drug candidates, in order to select patients most likely to respond to treatment and rapidly confirm mechanistic and clinical proof-of-concept, we may seek to develop companion diagnostic tests, which are assays or tests to identify an appropriate patient population. For example, we have entered into agreements with third parties to develop and commercialize companion diagnostics for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions. Companion diagnostic tests are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our most advanced drug candidates and other drug candidates will depend on several factors, including the following:

●	successful enrollment in, and completion of, clinical trials, including our current clinical trials for avapritinib, pralsetinib, fisogatinib and BLU-782;
●	successful completion of pre-clinical studies for our other drug candidates;
●	approval of investigational new drug applications for future clinical trials for our other drug candidates;
●	successful development of any companion diagnostic tests for use with our current or future drug candidates;
●	receipt of regulatory approvals from applicable regulatory authorities;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing and the receipt by such third-party manufacturers of requisite approvals to supply commercial inventories of our drug candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our drug candidates;
●	launching commercial sales of our drug candidates, if and when approved, whether alone or in collaboration with others;
●	acceptance of the drug candidates, if and when approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement;
●	enforcing and defending intellectual property rights and claims; and
●	maintaining a continued acceptable safety profile of the drug candidates following approval.

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

Our drug candidates avapritinib, pralsetinib, fisogatinib and BLU-782 are in clinical development, and all of our other drug candidates are in pre-clinical development. The risk of failure for our drug candidates is high. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drug candidates. Our pre-clinical studies, current clinical trials and future clinical trials may not be successful.

Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a marketing authorization application, or MAA, in the European Union for each drug candidate and, consequently, the ultimate approval and commercial marketing of avapritinib, pralsetinib, fisogatinib, BLU-782 and our other drug candidates. We do not know whether any of our clinical trials for our drug candidates will be completed on schedule, if at all.

We may experience delays in completing our pre-clinical studies and initiating or completing clinical trials, and we may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional pre-clinical studies or clinical trials or we may decide to abandon drug development programs;
●	patients treated with our drug candidates may develop mutations that confer resistance to treatment, which may limit the market opportunity for our drug candidates or prevent us from completing our clinical trials, obtaining regulatory approval for or commercializing our drug candidates;
●	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators or IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our drug candidates may be greater than we anticipate;
●	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate;
●	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from pre-clinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our drug candidates; and
●	the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial.

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

If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our drug candidates;
●	not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	be subject to post-marketing testing requirements; or
●	have the drug removed from the market after obtaining marketing approval.

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

Patient enrollment may be affected by other factors including:

●	the severity of the disease under investigation;
●	the size of the target patient population;
●	the eligibility criteria for the clinical trial;
●	the availability of an appropriate genomic screening test;
●	the perceived risks and benefits of the drug candidate under study;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment; and
●	the proximity and availability of clinical trial sites for prospective patients.

Because the target patient populations for our drug candidates are relatively small, it may be difficult to successfully identify patients, could delay enrollment for our trials. If the market opportunities for our drug candidates are smaller than we believe they are, our product revenues may be adversely affected, and our business may suffer.

We focus our research and product development on treatments for cancer and rare genetic diseases, including genomically defined cancer and diseases driven by abnormal kinase activation. Because the target patient populations for our drug candidates are relatively small, it may be difficult to successfully identify patients. We have entered into agreements with third parties to develop a companion diagnostic test for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions, and we may engage third parties to develop companion diagnostic tests for use in some of our other current or future clinical trials. However, we may experience delays in reaching, or fail to reach, agreement on acceptable terms to develop companion diagnostic tests with third parties, and any third parties whom we engage to develop companion diagnostic tests may experience delays or may not be successful in developing such companion diagnostic tests, furthering the difficulty in identifying patients for our clinical trials.

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

Our drug candidates and any related companion diagnostic tests, including the companion diagnostic tests that we are developing for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We may also need marketing approval for any related companion diagnostic tests, including the companion diagnostic tests that we are developing for avapritinib, pralsetinib and fisogatinib. We have not received approval to market any of our drug candidates or related companion diagnostic tests from regulatory authorities in any jurisdiction, and it is possible that none of our current or future drug candidates or related companion diagnostic tests will ever obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, if approval is obtained at all, both in the United States and abroad is expensive, may take many years if additional clinical trials are required and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA for a drug candidate, pre-market approval, or PMA, application for a companion diagnostic test or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical, clinical or other studies. Our drug candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication or a related companion diagnostic test is suitable to identify appropriate patient populations;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;
●	the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Undesirable side effects caused by our drug candidates could cause us to interrupt, delay or halt pre-clinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, it is likely that there may be side effects associated with the use of our drug candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drug candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, our drug candidates could cause undesirable side effects in pre-clinical studies or clinical trials related to on-target toxicity. For example, the FGF19/FGFR4 signaling axis has been shown to play a role in the regulation of de novo bile acid synthesis. Modulation of this signaling axis by treatment with a small molecule FGFR4 inhibitor could lead to the clinical symptoms that were observed with administration of an FGF19 antibody. If on-target toxicity is observed, or if our drug candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

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

●	regulatory authorities may withdraw or limit their approval of such drug candidates;
●	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●	we may be required to change the way such drug candidates are distributed or administered, conduct additional clinical trials or change the labeling of the drug candidates;
●	regulatory authorities may require a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
●	we may be subject to regulatory investigations and government enforcement actions;
●	we may decide to remove such drug candidates from the marketplace;
●	we could be sued and held liable for injury caused to individuals exposed to or taking our drug candidates; and
●	our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected drug candidates and could substantially increase the costs of commercializing our drug candidates, if approved, and significantly impact our ability to successfully commercialize our drug candidates and generate revenues.

A breakthrough therapy designation by the FDA for our drug candidates, including avapritinib and pralsetinib, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will receive marketing approval.

The FDA has granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation, and the FDA has granted breakthrough therapy designation to avapritinib for the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia. In addition, the FDA has granted breakthrough therapy designation to pralsetinib for the treatment of patients with RET-fusion positive NSCLC that has progressed following platinum-based chemotherapy and to pralsetinib for the treatment of patients with RET mutation-positive MTC that requires systemic treatment and for which there are no acceptable alternative treatments. We may also seek breakthrough therapy designation for some of our other drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

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

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process for our drug candidates.

The FDA has granted fast track designation to avapritinib for (i) the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second TKI and (ii) the treatment of patients with unresectable or metastatic GIST with the PDGFRA D842V mutation regardless of prior therapy, and the FDA has granted fast track designation to BLU-782 for the treatment of FOP. We may also seek fast track designation for some of our other drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received fast track designation for avapritinib for the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and for the treatment of patients with unresectable or metastatic GIST with the PDGFRA D842V mutation regardless of prior therapy and for BLU-782 for the treatment of FOP, or even if we receive fast track designation for our other drug candidates, we may not experience a faster development process, review or approval. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

While we have received orphan drug designation for our most advanced drug candidates, avapritinib, pralsetinib and fisogatinib, for specified indications, we may seek orphan drug designation for some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

The FDA has granted orphan drug designation to avapritinib for the treatment of GIST and the treatment of mastocytosis, to fisogatinib for the treatment of HCC and to pralsetinib for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC. In addition, the European Commission has granted medicinal product designation to avapritinib for the treatment of GIST and the treatment of mastocytosis. As part of our business strategy, we may seek orphan drug designation for some of our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in the European Union, the European Commission grants medicinal product designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). In addition, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. In the European Union, orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek orphan drug designation for our other drug candidates in addition to avapritinib for the treatment of GIST and the treatment of mastocytosis, fisogatinib for the treatment of HCC and pralsetinib for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations.

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

If the FDA or a comparable foreign regulatory authority approves any of our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices, or cGMPs, and Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our drug candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the drug, withdrawal of the drug from the market, or voluntary drug recalls;
●	fines, warning letters or holds on clinical trials;
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of marketing approvals;
●	drug seizure or detention, or refusal to permit the import or export of drugs; and
●	injunctions or the imposition of civil or criminal penalties.

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

A key element of our strategy is to use our novel target discovery engine to identify kinases that are drivers of diseases in genomically defined patient populations with high unmet medical need in order to build a pipeline of drug candidates. Although our research and development efforts to date have resulted in a pipeline of drug candidates, we may not be able to continue to identify novel kinase drivers and develop drug candidates. Even if we are successful in continuing to build our pipeline, the potential drug candidates that we identify may not be suitable for clinical development. For example, they may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will be successful in clinical trials or receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize drug candidates based upon our approach, we will not be able to obtain drug revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

The precise incidence and/or prevalence for GIST, SM, RET-altered NSCLC and MTC, HCC and FOP are unknown. Our projections of the number of people who have these diseases, the frequency of the genetic alterations targeted by our drug candidates and the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates are based on estimates. We estimate that in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan, or the Major Markets, there are approximately: 20,700 patients with SM, including 2,600 patients with advanced SM and 18,100 patients with indolent SM and smoldering SM (regardless of severity of symptoms); 500 first-line patients with PDGFRA D842V mutant GIST (including resectable, metastatic and unresectable GIST); 7,500 second-line patients with GIST, including approximately 75%-80% of second-line patients with GIST who do not have a KIT V654A or T670I mutation; 7,400 third-line and later patients with GIST (regardless of alteration); 8,900 first- and second-line patients with RET-altered NSCLC; 1,300 patients with MTC (regardless of line of therapy or alteration); 25,900 first- and second-line patients with FGFR4-activated HCC; and 1,100 patients with FOP.

The total addressable market opportunity for avapritinib for the treatment of patients with GIST and SM, pralsetinib for the treatment of patients with RET-altered NSCLC and MTC, fisogatinib for the treatment of patients with advanced HCC and BLU-782 for the treatment of patients with FOP will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of avapritinib, pralsetinib, fisogatinib and BLU-782, if our drug candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the Major Markets and elsewhere, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, patients treated with our drug candidates may develop mutations that confer resistance to treatment or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

If pralsetinib receives marketing approval for patients with RET-driven cancers, it may face competition from other drug candidates in development, including drug candidates in development by AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Loxo Oncology, Inc., a wholly-owned subsidiary of Eli Lilly and Company, Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. Roche, Stemline Therapeutics, Inc., and Turning Point Therapeutics, Inc., as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, sorafenib, sunitinib and vandetinib.

If fisogatinib receives marketing approval for patients with FGFR4-activated HCC, it will face competition from Bristol-Myers Squibb Company’s nivolumab and Merck & Co., Inc.’s pembrolizumab, immune checkpoint inhibitors approved by the FDA for the treatment of HCC, as well as sorafenib, cabozantinib, regorafenib and lenvatinib, multi-kinase inhibitors approved for the treatment of HCC. In addition, fisogatinib may face competition from other drug candidates in development by Abbisko Therapeutics Co., Ltd, AstraZeneca plc, Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Incyte Corporation, Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd., U3 Pharma GmbH, a wholly-owned subsidiary of Daiichi Sankyo Company, Limited, and Xoma Ltd.

If BLU-782 receives marketing approval for FOP, it may face competition from drug candidates in development by Astra Zeneca, BioCryst Pharmaceuticals, Inc., Clementia Pharmaceuticals Inc., a wholly-owned subsidiary of Ipsen Pharma, La Jolla Pharmaceutical Company and Regeneron Pharmaceuticals, Inc.

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

We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and use of our drug candidates through compassionate use programs, and we will face an even greater risk if we commercially sell any drug candidates that we may develop. If we cannot successfully defend ourselves against claims that our drug candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any drug candidates that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue; and
●	the inability to commercialize any drug candidates that we may develop.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostic tests. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostic tests. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into agreements to develop and commercialize companion diagnostic tests with third parties for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions, and we expect to develop a companion diagnostic test with a third party for avapritinib for our planned COMPASS-2L trial in order to select patients with PDGFRA- and KIT-driven second-line GIST who do not test positive for the KIT V654A or T670I mutations. However, we have not yet initiated commercialization of these companion diagnostic tests or development and commercialization of companion diagnostic tests for any of our other programs. We have little experience in the development and commercialization of companion diagnostic tests and may not be successful in developing and commercializing appropriate companion diagnostic tests to pair with any of our drug candidates that receive marketing approval. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing and commercializing companion diagnostic tests, we are relying on third parties to design, manufacture, obtain regulatory approval for and commercialize the companion diagnostic tests for avapritinib, pralsetinib and fisogatinib, and we expect to rely in whole or in part on third parties to design, manufacture, obtain regulatory approval for and commercialize any other companion diagnostic tests for our drug candidates. We and our collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic test that we may seek to develop:

●	may not perform their respective obligations as expected or as required under our agreements with them;
●	may not pursue commercialization of a companion diagnostic test even if it receives any required regulatory approvals;
●	may elect not to continue the development of a companion diagnostic test based on changes in their or other third parties’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	may not commit sufficient resources to the marketing and distribution of a companion diagnostic test; and
●	may terminate their relationship with us.

Any delay or failure by us or our collaborators to develop or obtain regulatory approval of the companion diagnostic tests could delay or prevent approval of our drug candidates. If we, or any third parties that we have engaged or may in the future engage to assist us are unable to successfully develop and commercialize companion diagnostic tests for our drug candidates, or experience delays in doing so:

●	the development of our drug candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;
●	our drug candidates may not receive marketing approval if safe and effective use of a therapeutic drug candidate depends on an in vitro diagnostic; and
●	we may not realize the full commercial potential of any drug candidates that receive marketing approval if, among other reasons, we are unable to appropriately select patients who are likely to benefit from treatment with our drugs.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required that the Centers for Medicare and Medicaid Services, or CMS, reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or companion diagnostic tests or additional pricing pressures.

Since its enactment, some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, and executive challenges. In 2012, the U.S. Supreme Court upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the “individual mandate.” Though Congress has not passed repeal legislation to date, the 2017 Tax Reform Act included a provision which repealed the individual mandate effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Affordable Care Act is an essential and inseverable feature of the Affordable Care Act, and therefore because the mandate was repealed as part of the 2017 Tax Reform Act, the remaining provisions of the Affordable Care Act are invalid as well. The current U.S. President’s Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the Texas District Court judge issued an order staying the judgment pending appeal. On July 9, 2019, a Fifth Circuit U.S. Court of Appeals held a hearing to determine whether certain states and the U.S. House of Representatives have standing to appeal the lower court decision, but it is unclear when the court will render its decision on this hearing, and what effect it will have on the status of the Affordable Care Act. Litigation and legislation over the Affordable Care Act are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

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

We have not completed building our sales or marketing infrastructure and have limited experience in the sale, marketing or distribution of drugs. To achieve commercial success for any approved drug candidate for which we retain sales and marketing responsibilities, we must build our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our drug candidates if and when they are approved.

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

Factors that may inhibit our efforts to commercialize our drug candidates on our own include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;
●	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Although we do not currently have any drugs on the market, once we begin commercializing our drug candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Affordable Care Act require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value and the ownership and investment interests of such physicians and their immediate family members;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services (similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation);
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our future profitability may depend, in part, on our ability to commercialize our drug candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our drug candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our drug candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials, manufacturing, commercial sales, pricing and distribution of our drug candidates, and we cannot predict success in these jurisdictions. If we seek to develop our drug candidates or obtain approval of our drug candidates and ultimately commercialize our drug candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

●	our customers’ ability to obtain reimbursement for our drug candidates in foreign markets;
●	our inability to directly control commercial activities because we are relying on third parties;
●	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements, including the European General Data Protection Regulation 2016/679, commonly referred to as GDPR;
●	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
●	import or export licensing requirements;
●	longer accounts receivable collection times;
●	longer lead times for shipping;
●	language barriers for technical training;
●	reduced protection of intellectual property rights in some foreign countries;
●	the existence of additional potentially relevant third-party intellectual property rights;
●	foreign currency exchange rate fluctuations; and
●	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

Although we intend to design the clinical trials for our drug candidates, CROs will conduct all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct current or future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●	have staffing difficulties;
●	fail to comply with contractual obligations;

●	experience regulatory compliance issues;
●	undergo changes in priorities or become financially distressed; or
●	form relationships with other entities, some of which may be our competitors.

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

We do not have any long-term supply agreements with our contract manufacturers, and we purchase our required drug supply, including the API, drug product and drug substance used in our most advanced drug candidates, on a purchase order basis. In addition, we may be unable to establish or maintain any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish and maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing agreement by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

The third parties upon whom we rely for the supply of the API, drug substance and drug product used in our most advanced drug candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our lead drug candidates, avapritinib and pralsetinib, as well as our other most advanced drug candidates, fisogatinib and BLU-782, and our core technologies, including our novel target discovery engine and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary compounds, technologies, inventions and improvements that are important to the development and implementation of our business. We also rely on copyright, trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patents and patent applications that relate to avapritinib, pralsetinib, fisogatinib and BLU-782 as composition of matter. We also own applications relating to composition of matter for KIT inhibitors with multiple compound families, composition of matter for FGFR4 inhibitors with multiple compound families, composition of matter for inhibitors of RET, including predicted RET resistance mutations, with multiple compound families, and composition of matter for inhibitors of ALK2, with multiple compound families, as well as methods of use for these novel compounds. The issued U.S. patent directed to avapritinib composition of matter has a statutory expiration date in 2034, the issued U.S. patent directed to fisogatinib composition of matter has a statutory expiration date in 2034, the issued U.S. patent directed to pralsetinib composition of matter has a statutory expiration date in 2036 and the issued U.S. patent directed to BLU-782 composition of matter has a statutory expiration date in 2037.

As of July 15, 2019, we owned nine issued U.S. patents, ten issued foreign patents, including one European patent validated in 38 countries, one European patent validated in 3 countries, two pending U.S. non-provisional patent applications, five pending U.S. provisional patent applications, 37 pending foreign patent applications and one pending Patent Cooperation Treaty, or PCT, international patent application directed to our KIT program, including avapritinib. Our foreign patent filings are in a number of jurisdictions, including Australia, Argentina, Brazil, Bolivia, Canada, China, the European Union, Hong Kong, Israel, India, Japan, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, South Korea, Taiwan, Uruguay and Venezuela. Any U.S. or ex-U.S. patents issuing from the pending applications covering avapritinib will have a statutory expiration date between October 2034 and April 2040. Patent term adjustments or patent term extensions could result in later expiration dates.

As of July 15, 2019, we owned five issued U.S. patents, two pending U.S. non-provisional patent applications, two pending PCT international applications, 28 pending foreign patent applications and three pending U.S. provisional patent applications directed to our RET program, including pralsetinib. Our foreign patent filings are in a number of jurisdictions, including Argentina, Australia, Brazil, Canada, China, Chile, Ecuador, Eurasia, the European Union, Israel, India, Japan, Lebanon, Malaysia, Mexico, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, Thailand, the United Arab Emirates and Uruguay. Any U.S. or ex-U.S. patent issuing from the pending applications covering pralsetinib will have a statutory expiration date between November 2036 and August 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

As of July 15, 2019, we owned eight issued U.S. patents, three pending U.S. non-provisional patent applications, 14 issued foreign patents and 36 pending foreign patent applications directed to our FGFR4 program, including fisogatinib. Our foreign patent filings are in a number of jurisdictions, including Argentina, Australia, Bolivia, Brazil, Canada, China, Egypt, the European Union, Hong Kong, Israel, India, Indonesia, Japan, South Korea, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, Taiwan, Thailand, Uruguay, Venezuela and Vietnam. Any U.S. or ex-U.S. patent issuing from the pending applications covering fisogatinib will have a statutory expiration date between July 2033 and September 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

As of July 15, 2019, we owned one issued U.S. patent, one pending U.S. non-provisional patent application, one pending PCT international application and 15 pending foreign patent applications directed to our ALK2 program, including BLU-782. Our foreign patent filings are in a number of jurisdictions, including Australia, Brazil, Canada, China, Chile, the European Union, Israel, Japan, South Korea, Mexico, New Zealand, Eurasia and South Africa. Any U.S. or ex-U.S. patent issuing from pending applications covering BLU-782 will have a statutory expiration date of April 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of July 15, 2019, we owned one issued U.S. patent, nine pending U.S. non-provisional patent applications, eight pending European patent applications and two issued European patents (validated in the UK) directed to this technology. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2035.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

The degree of patent protection we require to successfully commercialize our drug candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect avapritinib, pralsetinib, fisogatinib, BLU-782 or our other drug candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our drug candidates, including generic versions of such drugs.

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same methods or formulations or the same subject matter, in either case, that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first-to-file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty. For example, we are aware of patents owned by third parties that have generic composition of matter, method of inhibition and method of treatment claims that may cover fisogatinib or generic method of treatment claims that may cover pralsetinib. If the claims of any of these third-party patents are asserted against us, we do not believe fisogatinib, pralsetinib or our proposed activities related to such compounds would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates and technology, including interference proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our drugs are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to kinase inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of patents owned by third parties that have generic composition of matter, method of inhibition and method of treatment claims that may cover fisogatinib or generic method of treatment claims that may cover pralsetinib. If the claims of any of these third-party patents are asserted against us, we do not believe fisogatinib, pralsetinib or our proposed activities related to such compounds would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

As of July 15, 2019, we had 264 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Following its June 23, 2016 vote to leave the European Union, on March 29, 2017, the United Kingdom invoked Article 50 of the Lisbon Treaty and formally began the process of exiting the European Union. Although Brexit has already and may continue to adversely affect European and/or worldwide economic or market, political or regulatory conditions and may contribute to instability in the global financial markets, political institutions and regulatory agencies, the resulting immediate changes in foreign currency exchange rates have had a limited overall impact due to natural hedging. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the European Union would have and how such withdrawal would affect us. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are negotiated in relation to the United Kingdom’s future relationship with the European Union, and we are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear. Without further agreement between the United Kingdom and the European Union, the United Kingdom will formally leave the European Union in October 2019, subject to earlier withdrawal if an agreement is reached prior to that time or if certain conditions imposed by the European Union are not met.

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

Privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. On May 25, 2018, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR, took effect. The GDPR applies to any company established in the European Union as well as any company outside the European Union that collects or otherwise processes personal data in connection with the offering goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. The GDPR imposes additional obligations and risk upon our business and substantially increase the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. If enacted, we will be subject to the EU ePrivacy Regulation, which is a proposed regulation of privacy and electronic communications. In addition, we will be subject to the California Consumer Privacy Act, which takes effect January 1, 2020 and will impose sweeping privacy and security obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unredacted or unencrypted personal information. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could lead to government enforcement actions and significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

Our stock price has been and may in the future be subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $109.00 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through July 31, 2019. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

●	the success of competitive drugs or technologies;
●	results of clinical trials of our drug candidates or those of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our drug candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional drug candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own shares of common stock representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

●	delaying, deferring or preventing a change of control of us;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document- The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Blueprint Medicines Corporation

Date: August 1, 2019	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2019	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)