Form 10-Q
period 2019-09-30
Blueprint Medicines Corp
filed 2019-11-05
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on October 31, 2019: 49,202,122

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for avapritinib, pralsetinib, fisogatinib and BLU-263, and our research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	the timing or likelihood of regulatory actions, filings and approvals for our drug candidates;
●	the commercialization of our drug candidates, if approved;
●	the pricing and reimbursement of our drug candidates, if approved;
●	the implementation of our business model, strategic plans for our business, drug candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the potential benefits of our existing cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. and our collaboration with CStone Pharmaceuticals, as well as our ability to maintain these collaborations and establish other strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc. to develop and commercialize BLU-782;
●	the development of companion diagnostic tests for our drug candidates;
●	our financial performance; and
●	developments relating to our competitors and our industry.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$89,237	$68,064
Investments, available-for-sale	404,205	425,948
Accounts receivable	2,414	64
Unbilled accounts receivable	2,662	151
Prepaid expenses and other current assets	15,208	5,560
Total current assets	513,726	499,787
Investments, available-for-sale	101,017	—
Property and equipment, net	38,310	29,627
Operating lease right-of-use assets, net	73,967	—
Restricted cash	5,164	5,154
Other assets	5,741	5,556
Total assets	$737,925	$540,124

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,203	3,298
Accrued expenses	80,419	51,711
Current portion of operating lease liabilities	6,587	—
Current portion of deferred revenue	4,933	3,600
Current portion of lease incentive obligation	—	1,714
Total current liabilities	94,142	60,323
Deferred rent, net of current portion	—	5,130
Operating lease liabilities, net of current portion	90,921	—
Deferred revenue, net of current portion	36,398	42,567
Lease incentive obligation, net of current portion	—	12,903
Other long-term liabilities	120	192
Total liabilities	221,581	121,115
Commitments (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 49,175,442 and 44,037,026 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	49	44
Additional paid-in capital	1,394,566	1,016,690
Accumulated other comprehensive income (loss)	637	(180)
Accumulated deficit	(878,908)	(597,545)
Total stockholders’ equity	516,344	419,009
Total liabilities and stockholders’ equity	$737,925	$540,124

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Collaboration revenue	$9,139	$1,095	$14,979	$43,488
Operating expenses:
Research and development	81,453	64,562	242,804	173,089
General and administrative	25,647	12,041	64,123	34,285
Total operating expenses	107,100	76,603	306,927	207,374
Other income (expense):
Other income (expense), net	3,692	2,799	10,595	7,635
Interest expense	(6)	(14)	(10)	(69)
Total other income	3,686	2,785	10,585	7,566
Net loss	$(94,275)	$(72,723)	$(281,363)	$(156,320)
Other comprehensive loss:
Changes in foreign currency translation adjustments	(3)	—	(10)	—
Changes in unrealized gain (losses) related to available-for-sale investments	(287)	44	828	(68)
Comprehensive loss	$(94,565)	$(72,679)	$(280,545)	$(156,388)
Net loss per share — basic and diluted	$(1.93)	$(1.66)	$(5.94)	$(3.57)
Weighted-average number of common shares used in net loss per share — basic and diluted	48,921	43,915	47,361	43,825

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2018	44,037,026	44	1,016,690	(180)	(597,545)	419,009
Issuance of common stock under stock plan	134,439	—	2,061	—	—	2,061
Stock-based compensation expense	—	—	10,295	—	—	10,295
Cumulative translation adjustment	—	—	—	(15)	—	(15)
Unrealized gain (loss) on available-for-sale securities	—	—	—	270	—	270
Net loss	—	—	—	—	(87,407)	(87,407)
Balance at March 31, 2019	44,171,465	$44	$1,029,046	$75	$(684,952)	$344,213
Issuance of common stock under stock plan	215,299	—	5,813	—	—	5,813
Purchase of common stock under ESPP	10,718	—	522	—	—	522
Stock-based compensation expense	—	—	13,666	—	—	13,666
Cumulative translation adjustment	—	—	—	7	—	7
Unrealized gain (loss) on available-for-sale securities	—	—	—	845	—	845
Follow on offering, net of issuance costs	4,662,162	5	327,437	—	—	327,442
Net loss	—	—	—	—	(99,681)	(99,681)
Balance at June 30, 2019	49,059,644	$49	$1,376,484	$927	$(784,633)	$592,827
Issuance of common stock under stock plan	115,798	—	3,089	—	—	3,089
Stock-based compensation expense	—	—	14,993	—	—	14,993
Cumulative translation adjustment	—	—	—	(3)	—	(3)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(287)	—	(287)
Net loss	—	—	—	—	(94,275)	(94,275)
Balance at September 30, 2019	49,175,442	$49	$1,394,566	$637	$(878,908)	$516,344

Balance at December 31, 2017	43,577,526	$43	$979,785	$(269)	$(355,589)	$623,970
Issuance of common stock under stock plan	243,721	1	3,552	—	—	3,553
Stock-based compensation expense	—	—	5,549	—	—	5,549
Adoption of new accounting standard	—	—	—	—	(5,314)	(5,314)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(322)	—	(322)
Other	—	—	(14)	—	—	(14)
Net loss	—	—	—	—	(56,549)	(56,549)
Balance at March 31, 2018	43,821,247	$44	$988,872	$(591)	$(417,452)	$570,873
Issuance of common stock under stock plan	56,955	—	742	—	—	742
Purchase of common stock under ESPP	5,572	—	345	—	—	345
Stock-based compensation expense	—	—	7,762	—	—	7,762
Unrealized gain (loss) on available-for-sale securities	—	—	—	210	—	210
Other	—	—	49	—	—	49
Net loss	—	—	—	—	(27,048)	(27,048)
Balance at June 30, 2018	43,883,774	$44	$997,770	$(381)	$(444,500)	$552,933
Issuance of common stock under stock plan	61,542	—	651	—	—	651
Stock-based compensation expense	—	—	8,391	—	—	8,391
Unrealized gain (loss) on available-for-sale securities	—	—	—	44	—	44
Net loss	—	—	—	—	(72,723)	(72,723)
Balance at September 30, 2018	43,945,316	$44	$1,006,812	$(337)	$(517,223)	$489,296

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(281,363)	$(156,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,334	3,076
Stock-based compensation	38,954	21,702
Accretion of premiums and discounts on investments	(4,366)	(2,934)
Other	—	10
Changes in assets and liabilities:
Prepaid expenses and other current assets	(7,175)	6,007
Other assets	(58)	(4,265)
Accounts receivable	(2,350)	413
Unbilled accounts receivable	(2,417)	(344)
Accounts payable	(1,095)	244
Accrued expenses	26,408	18,926
Deferred revenue	(4,836)	6,512
Deferred rent	—	(454)
Operating lease liabilities	(2,156)	—
Net cash used in operating activities	(233,120)	(107,427)
Cash flows from investing activities
Purchases of property and equipment	(10,122)	(12,252)
Purchases of investments	(597,514)	(648,902)
Maturities of investments	523,434	443,825
Net cash used in investing activities	(84,202)	(217,329)
Cash flows from financing activities
Principal payments on loan payable	—	(1,250)
Proceeds from public offering of common stock, net of issuance cost	327,466	—
Net proceeds from stock option exercises and employee stock purchase plan	11,454	5,341
Payment of offering costs	—	(281)
Other financing activities	(116)	(120)
Net cash provided by financing activities	338,804	3,690
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,482	(321,066)
Cash, cash equivalents and restricted cash at beginning of period	73,429	405,072
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	—
Cash, cash equivalents and restricted cash at end of period	$94,901	$84,006
Supplemental cash flow information
Public offering costs incurred but unpaid at period end	$25	$—
Property and equipment purchases unpaid at period end	$3,225	$128
Cash paid for interest	$5	$61
Cash paid for taxes, net	$130	$105

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands).

	September 30,	September 30,
	2019	2018
Cash and cash equivalents	$89,237	$78,641
Restricted cash included in prepaid expenses and other current assets	500	211
Restricted cash	5,164	5,154
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$94,901	$84,006

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

As of September 30, 2019, the Company had cash, cash equivalents and investments of $594.5 million. Based on the Company’s current operating plans, the Company believes that its existing cash, cash equivalents and investments, together with the $25.0 million upfront cash payment from Clementia Pharmaceuticals, Inc. (Clementia) and an $8.0 million research milestone achieved in the fourth quarter of 2019 under the collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche), but excluding any additional potential option fees, milestone payments or other payments from Roche, CStone Pharmaceuticals (CStone) or Clementia, will be sufficient to enable it to fund its operating expenses and capital expenditure requirements into the second half of 2021. See Note 13, Subsequent Events.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2019, the results of its operations for the three and nine months ended September 30, 2019 and 2018, stockholder’s equity for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities, Blueprint Medicines (Switzerland) GmbH, Blueprint Medicines (Netherlands) B.V., Blueprint Medicines (UK) Ltd, and Blueprint Medicines (Germany) GmbH. All intercompany transactions and balances have been eliminated. The accompanying condensed consolidated financial statements do not include the account of the Company’s wholly-owned subsidiaries Blueprint Medicines Spain, S.L., which was formed in October 2019, and Blueprint Medicines (France) SAS, which was formed in November 2019.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2018 Annual Report on Form 10-K, except as noted below with respect to the Company’s accounting policies related to lease obligations and as noted within this Note 2 under the section titled “—New Accounting Pronouncements.”

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

3. Cash Equivalents and Investments

Cash equivalents and investments, available-for-sale, consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
September 30, 2019	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$89,237	$—	$—	$89,237
Investments, available-for-sale:
U.S. government agency securities and treasuries	504,559	693	(30)	505,222
Total	$593,796	$693	$(30)	$594,459

	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$68,064	$—	$—	$68,064
Investments, available-for-sale:
U.S. government agency securities and treasuries	426,112	—	(164)	425,948
Total	$494,176	$—	$(164)	$494,012

At September 30, 2019 and December 31, 2018, the Company held eight and 54 debt securities, respectively, that were in an unrealized loss position. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2019 and December 31, 2018 was $55.4 million and $397.5 million, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2019 and December 31, 2018. As of September 30, 2019, there was no securities in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery, and there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of September 30, 2019.

As of September 30, 2019, 14 securities with an aggregate fair value of $101.0 million have remaining maturities greater than one year. No available-for-sale securities held as of December 31, 2018 had remaining maturities greater than one year.

4. Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2019 (in thousands):

		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$89,237	$89,237	$—	$—
Investments, available-for-sale:
U.S. government agency securities and treasuries	505,222	505,222	—	—
Total	$594,459	$594,459	$—	$—

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

5. Restricted Cash

At September 30, 2019 and December 31, 2018, $5.7 million and $5.4 million, respectively, of the Company’s cash is restricted by a bank primarily related to security deposits for the lease agreements for the Company’s current and former corporate headquarters.

For additional information on these security deposits, see Note 11, Leases.

6. Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2019	2018
Lab equipment	5	$8,370	$6,232
Furniture and fixtures	4	3,491	2,369
Computer equipment	3	1,632	1,805
Leasehold improvements	Term of lease	35,513	26,640
Software	3	408	280
Construction-in-progress		1,149	956
		50,563	38,282
Less: accumulated depreciation and amortization		(12,253)	(8,655)
Total		$38,310	$29,627

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. For the three and nine months ended September 30, 2019, depreciation expense totaled $1.3 million and $3.7 million, respectively, compared to $1.2 million and $3.1 million, respectively, for the three and nine months ended September 30, 2018.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
External research and development	$55,270	$36,213
Employee compensation	10,960	8,071
Accrued professional fees	8,720	4,423
Property and equipment costs	3,225	912
Other	2,244	2,092
Total	$80,419	$51,711

8. Collaboration Agreements

CStone Pharmaceuticals

On June 1, 2018, the Company entered into a collaboration and license agreement (the CStone agreement) with CStone pursuant to which the Company granted CStone exclusive rights to develop and commercialize the Company’s drug candidates avapritinib, pralsetinib and fisogatinib, including back-up forms and certain other forms thereof, in Mainland China, Hong Kong, Macau and Taiwan (each, a CStone region and collectively, the CStone territory), either as a monotherapy or as part of a combination therapy. The Company will retain exclusive rights to the licensed products outside the CStone territory.

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

Pursuant to the terms of the CStone agreement, CStone will be responsible for conducting all development and commercialization activities in the CStone territory related to the licensed products, and the Company and CStone plan to conduct a proof-of-concept clinical trial in China evaluating fisogatinib in combination with CS1001, a clinical-stage anti-programmed death ligand-1 immunotherapy being developed by CStone, as a first-line therapy for the treatment of patients with hepatocellular carcinoma.

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

A summary of manufacturing services related to the global development activities during the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Manufacturing services related to global development activities	$1,275	$345	$2,403	$345

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

The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal. During the three months ended September 30, 2019, three development and regulatory milestones were either achieved or deemed probable, and the associated aggregate cash consideration of $6.0 million for such milestones was added to the estimated transaction price for the CStone agreement.

A summary of revenue recognized under the CStone agreement during the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
License milestone revenue	$6,000	$—	$10,000	$40,000
Manufacturing services related to territory-specific activities	—	—	144	—
Total CStone collaboration revenue	$6,000	$—	$10,144	$40,000

The following table presents the contract assets associated with the CStone agreement as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Accounts receivables	$2,414	$—

Unbilled accounts receivables	$2,662	$151

There was no revenue deferred as a contract liability associated with the CStone agreement as of September 30, 2019 and December 31, 2018.

Roche

In March 2016, the Company entered into a collaboration and license agreement (as amended, Roche agreement) with Roche for the discovery, development and commercialization of up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics.

Under the Roche agreement, Roche was granted up to five option rights to obtain an exclusive license to exploit products derived from the collaboration programs in the field of cancer immunotherapy. Such option rights are triggered upon the achievement of Phase 1 proof-of-concept. As a result of an amendment to the Roche agreement in the fourth quarter of 2019, the parties are currently conducting activities for up to four programs under the collaboration. See Note 13, Subsequent Events. For up to two collaboration programs, if Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed products. For up to two collaboration programs, if Roche exercises its option, the Company will retain commercialization rights in the United States for the licensed products, and Roche will receive commercialization rights outside of the United States for the licensed products. The Company will also retain worldwide rights to any products for which Roche elects not to exercise its applicable option.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied.

During the three months ended September 30, 2019, a reduction in the costs expected to be incurred in the future to satisfy certain performance obligations under the collaboration became probable. Accordingly, the Company recorded a cumulative revenue catch-up of $2.0 million during the three months ended September 30, 2019. For additional information, see Note 13, Subsequent Events.

A summary of revenue recognized under the Roche agreement during the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Roche collaboration research and development services revenue	$3,139	$1,095	$4,836	$3,488

During the three and nine months ended September 30, 2019 and 2018, the Company recognized the following revenue due to the changes in the contract liability balances (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amounts included in the contract liability at the beginning of the period	$1,149	$1,129	$3,470	$3,240

As of September 30, 2019, the Company had revenue deferred as a contract liability related to the Roche agreement of $41.3 million, of which $4.9 million was included in current liabilities, and the research and development services related to the performance obligation are expected to be performed over a remaining period of approximately 5.5 years.

9. Stock-based compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2019, the number of shares reserved for issuance under the 2015 Plan was increased by 1,761,481 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. At September 30, 2019, there were 1,653,349 shares available for future grant under the 2015 Plan.

Stock options

The following table summarizes the stock option activity for the nine months ended September 30, 2019:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2018	4,557,800	$44.64
Granted	1,673,749	84.12
Exercised	(462,806)	23.69
Canceled	(137,266)	68.03
Outstanding at September 30, 2019	5,631,477	$57.53
Exercisable at September 30, 2019	2,527,772	$36.67

At September 30, 2019, the total unrecognized compensation expense related to unvested stock option awards was $135.3 million, which is expected to be recognized over a weighted-average period of approximately 2.82 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the nine months ended September 30, 2019:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested shares at December 31, 2018	36,868	$66.28
Granted	356,915	85.30
Vested	(2,730)	66.40
Forfeited	(9,261)	80.53
Unvested shares at September 30, 2019	381,792	$83.72

At September 30, 2019, the total unrecognized compensation expense related to unvested restricted stock units was $27.7 million, which is expected to be recognize over a weighted-average period of approximately 3.39 years.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the Company’s initial public offering in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2019, the number of shares reserved for issuance under the 2015 ESPP was increased by 440,370 shares. The Company issued 10,718 and 5,572 shares under the 2015 ESPP during the nine months ended September 30, 2019 and 2018, respectively.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $15.0 million and $39.0 million for the three and nine months ended September 30, 2019, respectively. The Company recognized stock-based compensation expense totaling $8.4 million and $21.7 million for the three and nine months ended September 30, 2018, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options	$12,778	$8,278	$34,373	$21,468
Restricted stock units	2,076	42	4,243	42
Employee stock purchase plan	139	71	338	192
Total stock-based compensation expense	$14,993	$8,391	$38,954	$21,702

Stock-based compensation expense by classification within the unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$7,678	$4,770	$20,971	$12,054
General and administrative	7,315	3,621	17,983	9,648
Total stock-based compensation expense	$14,993	$8,391	$38,954	$21,702

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

	Nine Months Ended
	September 30,
	2019	2018
Stock options	5,631,477	4,458,508
Restricted stock units	381,792	12,195
ESPP shares	11,641	5,860
Total	6,024,910	4,476,563

The weighted average number of common shares used in net loss per share on a basic and diluted basis were 48,921,445 and 43,915,376 for the three months ended September 30, 2019 and 2018, respectively. The weighted average number of common shares used in net loss per share on a basic and diluted basis were 47,360,675 and 43,824,773 for the nine months ended September 30, 2019 and 2018, respectively.

11. Leases

38 Sidney Street

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space at 38 Sidney Street in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The initial term of the lease agreement will expire on October 31, 2022, unless terminated sooner. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the initial seven-year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The lease provided the Company with an allowance for leasehold improvements of $4.3 million. Prior to adoption of ASC 842, the Company recorded rent expense on a straight-line basis through the end of the lease term and the associated deferred rent on the consolidated balance sheet. The Company also recorded the leasehold improvement incentives as a reduction to rent expense ratably over the lease term, and the balance from the leasehold improvement incentives was included in lease incentive obligations on the consolidated balance sheet as of December 31, 2018. The lease agreement required the Company to pay a security deposit of $1.3 million, of which $0.2 million was released in February 2018 and February 2019, respectively. The remaining $0.9 million is recorded in restricted cash on the Company’s condensed consolidated balance sheet as of September 30, 2019.

In the first quarter of 2018, the Company subleased its former corporate headquarters at 38 Sidney Street, Cambridge, Massachusetts through October 31, 2020. Subject to the terms of the sublease agreement and the master lease agreement, including a right of recapture by the Company, the sublessee has the option to extend the sublease through October 31, 2022. The sublease includes a total commitment by the sublessee of $8.2 million over the 32 month term of the sublease agreement. During the 32 month term, the Company will be responsible for total rental payments of $6.9 million and an additional $0.7 million in total payments related to the Company’s profit on the sublease income which are payable by the Company to the landlord. As of September 30, 2019, the remaining minimum sublease rental commitment by the sublessee was $3.4 million.

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

During the initial term of the lease agreement, the Company has agreed to pay an initial annual base rent of approximately $7.7 million, which increases annually until it reaches approximately $10.6 million in the last year of the initial term. The lease provided the Company with a tenant improvement allowance of approximately $14.2 million for improvements to be made to the premises. Prior to adoption of ASC 842, the Company recorded rent expense on a straight-line basis through the end of the lease term and the associated deferred rent on the consolidated balance sheet. The Company also recorded the leasehold improvement incentives as a reduction to rent expense ratably over the lease term, and the balance from the leasehold improvement incentives was included in lease incentive obligations on the consolidated balance sheet as of December 31, 2018. The lease agreement required the Company to pay a security deposit of $3.5 million, of which $3.0 million is recorded in restricted cash on the Company’s condensed consolidated balance sheet as of September 30, 2019, and an additional $0.5 million is due to be released in October 2019 in accordance with the terms of the lease agreement.

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

The Company has agreed to pay an initial annual base rent of approximately $3.2 million for the expansion premises, which increases annually until it reaches approximately $4.2 million in the last year of the initial term for the expansion premises. Pursuant to the lease amendment, the landlord has also agreed to provide the Company with a tenant improvement allowance of approximately $3.2 million for improvements to be made to the expansion premises. The lease amendment required the Company to pay an additional security deposit of $0.8 million to the landlord for the expansion premises, which is recorded in restricted cash on the Company’s condensed consolidated balance sheet as of September 30, 2019.

 The lease agreements do not contain residual value guarantees and the components of lease cost for the three and nine months ended September 30, 2019 were as follows (in thousands):

Operating leases:	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost	$4,167	$11,906
Sublease income	(708)	(2,117)
Net lease cost	$3,459	$9,789

For the three and nine months ended September 30, 2018, rent expenses under ASC 840, net of sublease income, was $1.7 million and $5.6 million, respectively.

The Company has not entered into any material short-term leases or financing leases as of September 30, 2019.

Supplemental cash flow information related to leases for the three and nine months ended September 30, 2019 was as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:	$3,485	$8,727

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$-	$23,300

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	9.50
Weighted average discount rate	8.2%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows (in thousands):

2019 (excluding the 9 months ended September 30, 2019)	$3,521
2020	14,341
2021	14,764
2022	14,719
2023	12,746
Thereafter	83,471
Total future minimum lease payments (1)	143,562
Less imputed interest	(46,054)
Total	$97,508

(1)	Minimum lease payments have not been reduced by minimum sublease rentals of $3.1 million due in the future under the Company’s non-cancelable sublease for the office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

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

13. Subsequent Events

License Agreement with Clementia

On October 15, 2019, the Company entered into a license agreement (the Clementia agreement) with Clementia, a wholly-owned subsidiary of Ipsen S.A. Under the Clementia agreement, the Company granted an exclusive, worldwide, royalty-bearing license to Clementia to develop and commercialize BLU-782, the Company’s oral, highly selective investigational ALK2 inhibitor in Phase 1 clinical development for the treatment of fibrodysplasia ossificans progressiva, as well as specified other compounds related to the BLU-782 program.

Subject to the terms of the Clementia agreement, the Company will be eligible to receive up to $535.0 million in upfront, milestone and other payments, including an upfront cash payment of $25.0 million, a $20.0 million cash milestone payment due in the third quarter of 2020 and up to $490.0 million in other payments and potential development, regulatory and sales-based milestone payments for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and to purchase specified manufacturing inventory from the Company.

The Company is currently evaluating the revenue recognized under the Clementia agreement and expects to recognize revenue during the fourth quarter of 2019 related to a majority of the $25.0 million upfront cash payment and the $20.0 million cash milestone payment anticipated in the third quarter of 2020.

Collaboration with Roche

In the fourth quarter of 2019, the Company achieved an $8.0 million research milestone under the Roche agreement.

On November 1, 2019, the Company entered into a sixth amendment to the Roche agreement, pursuant to which the Company and Roche agreed to, among other things, modify certain cost-sharing arrangements related to certain preclinical development activities for the collaboration programs and terminate one of the collaboration targets. As a result of the termination of such collaboration target, the parties are currently conducting activities for up to four programs under the collaboration.

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

Overview

We are a precision therapy company focused on genomically defined cancers, rare diseases and cancer immunotherapy. Our approach is to leverage our novel target discovery engine to systematically and reproducibly identify kinases that are drivers of diseases and to craft highly selective and potent drug candidates that may provide significant and durable clinical responses for patients without adequate treatment options. This integrated biology and chemistry approach enables us to identify, characterize and design drug candidates to inhibit novel kinase targets that have been difficult to selectively inhibit. We believe that our uniquely targeted, scalable approach empowers the rapid design and development of new treatments and increases the likelihood of success. Our lead drug candidates are avapritinib and pralsetinib, and our other drug candidates are fisogatinib and BLU-263.

Avapritinib: KIT and PDGFRA

Avapritinib is an orally available, potent and highly selective inhibitor that targets KIT and PDGFRA mutations. These mutations abnormally activate receptor tyrosine kinases that are drivers of cancer and proliferative disorders, including gastrointestinal stromal tumors, or GIST, and systemic mastocytosis, or SM. GIST is a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract, and SM is a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure.

Gastrointestinal stromal tumors (GIST)

We are currently evaluating avapritinib for the treatment of GIST in an ongoing Phase 1 clinical trial in advanced GIST, which we refer to as our NAVIGATOR trial, and an ongoing global, randomized Phase 3 clinical trial comparing avapritinib to regorafenib in third-line GIST, which we refer to as our VOYAGER trial. We have completed enrollment of the NAVIGATOR trial, and in June 2019, we reported updated data from the NAVIGATOR trial at the 2019 American Society of Clinical Oncology, or ASCO, Annual Meeting. In July 2019, as part of our collaboration with CStone Pharmaceuticals, or CStone, we dosed the first patient in China in our ongoing VOYAGER trial. We have completed patient screening in the VOYAGER trial, and we recently achieved the target enrollment for this trial. We expect to report top-line data from the VOYAGER trial in the second quarter of 2020. We plan to continue to evaluate opportunities for the development of avapritinib in second-line GIST and provide an update in 2020 on those plans and our previously announced planned Phase 3 clinical trial in second-line GIST, which we refer to as our COMPASS-2L trial.

In June 2019, we submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for avapritinib for the treatment of adult patients with PDGFRA Exon 18 mutant GIST, regardless of prior therapy, and fourth-line GIST. In August 2019, the FDA accepted this NDA and granted priority review. The FDA set a Prescription Drug User Fee Act, or PDUFA, action date of February 14, 2020 for the NDA. In October 2019, we announced that the FDA informed us in writing that it intends to administratively split the proposed indications for avapritinib into two separate NDAs: one for PDGFRA Exon 18 mutant GIST, regardless of prior therapy, and one for fourth-line GIST. Given the acceleration of the VOYAGER trial and the anticipated availability of top-line data in the second quarter of 2020, the FDA requested top-line data from the VOYAGER trial and indicated these data would be informative in its review of the proposed fourth-line indication and potential clinical benefit in this population, including its evaluation of response rate and safety for the fourth-line indication. Assuming the FDA administratively splits the fourth-line GIST indication into a separate NDA, an extension of up to three months for the PDUFA action date for the fourth-line indication will likely be required to provide the top-line VOYAGER data to the FDA for the FDA to render a decision on the NDA for the fourth-line indication. Assuming an approval of an initial NDA for avapritinib, we plan to submit a supplemental NDA to the FDA for avapritinib for the treatment of third-line GIST in the second half of 2020. In July 2019, the European Medicines Agency, or EMA, validated our marketing authorization application, or MAA, for avapritinib for the treatment of adult patients with PDGFRa D842V mutant GIST, regardless of prior therapy, and fourth-line GIST. Validation of the MAA confirms that the application is sufficiently complete to begin the formal review process. The FDA has granted orphan drug designation to avapritinib for the treatment of GIST, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST. The FDA has granted fast track designation to avapritinib for (i) the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and (ii) the treatment of patients with unresectable or metastatic GIST with the PDGFRA D842V mutation regardless of prior therapy. In addition, the FDA has granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation.

Systemic Mastocytosis (SM)

We are also currently evaluating avapritinib for the treatment of SM in an ongoing Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, an ongoing registration-enabling Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial, and an ongoing registration-enabling Phase 2 clinical trial in indolent and smoldering SM, which we refer to as our PIONEER trial. In June 2019, we reported updated data from the EXPLORER trial in advanced SM at the 24th Congress of the European Hematology Association. We recently completed enrollment in the dose-finding portion of the PIONEER trial and plan to present initial data from the dose-finding portion (part 1) of the PIONEER trial in a poster presentation at the 61st American Society of Hematology Annual Meeting & Exposition in December 2019.

Based on discussions with the FDA regarding the data required to support an NDA submission, we plan to submit an NDA to the FDA for avapritinib for the treatment of advanced SM in the first quarter of 2020 based on the combined data from our EXPLORER and PATHFINDER trials. In the second half of 2019, we amended the protocol for the PATHFINDER trial to include additional patients and expect to continue enrolling patients for the PATHFINDER trial. The FDA has granted orphan drug designation to avapritinib for the treatment of mastocytosis, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of mastocytosis. In addition, the FDA has granted breakthrough therapy designation to avapritinib for the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia.

Pralsetinib: RET

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

We are currently evaluating pralsetinib in an ongoing Phase 1/2 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as our ARROW trial. In June 2019, we reported updated RET-fusion NSCLC data and RET-mutant data at the 2019 ASCO Annual Meeting. In the fourth quarter of 2019, we plan to initiate a Phase 3 clinical trial evaluating pralsetinib in first-line RET-fusion NSCLC. In addition, we plan to submit an NDA to the FDA for pralsetinib for the treatment of patients with RET-fusion NSCLC previously treated with platinum-based chemotherapy in the first quarter of 2020, and we plan to submit an NDA to the FDA for pralsetinib for the treatment of patients with MTC previously treated with an approved multi-kinase inhibitor in the first half of 2020. In September 2018, we presented two clinical cases demonstrating proof-of-concept for pralsetinib in combination with osimertinib (Tagrisso®) in treatment-resistant, EGFR-mutant NSCLC at the International Association for the Study of Lung Cancer 19th World Conference on Lung Cancer and published online in Cancer Discovery. We now plan to initiate a Phase 2 clinical trial evaluating pralsetinib in combination with osimertinib in treatment-resistant,

EGFR-mutant NSCLC harboring an acquired RET fusion in 2020.

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

Fisogatinib: FGFR4

Fisogatinib is an orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with hepatocellular carcinoma, or HCC, the most common type of liver cancer. We are currently evaluating fisogatinib in an ongoing Phase 1 clinical trial in patients with advanced HCC. In May 2019, as part of the collaboration with CStone, we dosed the first patient in China in our ongoing Phase 1 trial of fisogatinib in advanced HCC. In the second quarter of 2019, the China National Medicinal Products Administration approved a clinical trial application for a proof-of-concept clinical trial evaluating fisogatinib in combination with CS1001, a clinical-stage anti-programmed death ligand-1 immunotherapy being developed by CStone, as a first-line therapy for the treatment of patients with HCC, and we and CStone plan to initiate this clinical trial in the fourth quarter of 2019. The FDA has granted orphan drug designation to BLU-554 for the treatment of HCC.

BLU-263: KIT

BLU-263 is an orally available, potent and highly selective KIT inhibitor currently in the discovery stage for the treatment of mast cell disorders. BLU-263 is designed to have equivalent potency as avapritinib, improved selectivity for KIT, with low off-target activity, and lower penetration of the central nervous system relative to avapritinib based on preclinical data, which may provide BLU-263 flexibility to expand into indolent SM and a broader set of mast cell disorders. We plan to submit an investigational new drug application for BLU-263 for indolent SM in the first half of 2020.

Discovery Platform

We also plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. We currently have five wholly-owned discovery programs, consisting of the following: BLU-263; pre-development candidate programs targeting EGFR Exon 19/L858R+C797S and EGFR Exon 19/L858R+T790M+C797S, which are acquired resistance mutations in NSCLC patients following treatment with osimertinib; and pre-development candidate programs for two undisclosed kinase targets. We anticipate nominating two development candidates in the first half of 2020: one for EGFR Exon 19/L858R+T790M+C797S and one for MAP4K1 under the Roche collaboration.

Collaborations and Licenses

We currently have worldwide development and commercialization rights to avapritinib, pralsetinib and fisogatinib, other than the rights licensed to CStone for these drug candidates in Mainland China, Hong Kong, Macau and Taiwan, or the CStone territory. We currently have worldwide development and commercialization rights to BLU-263 and all of our other discovery programs, other than the discovery-stage cancer immunotherapy programs under collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we collectively refer to as Roche.

Roche. We entered into a collaboration with Roche in March 2016. Under our collaboration agreement with Roche, we agreed to work with Roche to discover, develop and commercialize up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. In the fourth quarter of 2019, we and Roche announced one of the kinase targets under the collaboration, MAP4K1, which is believed to play a role in T cell regulation. In addition, in the fourth quarter of 2019, we and Roche mutually agreed to terminate one of the other collaboration targets and as a result are currently conducting activities for up to four programs under the collaboration.

CStone. We entered into a collaboration with CStone in June 2018. Under our collaboration agreement with CStone, we are seeking to develop and commercialize avapritinib, pralsetinib and fisogatinib, including back-up forms and certain other forms, in the CStone territory either as a monotherapy or as part of a combination therapy.

Clementia. In October 2019, we entered into a license agreement with Clementia Pharmaceuticals, Inc., or Clementia, a wholly-owned subsidiary of Ipsen S.A., and granted an exclusive, worldwide, royalty-bearing license to Clementia to develop and commercialize BLU-782, as well as specified other compounds related to the BLU-782 program. BLU-782 is an orally available, potent and highly selective inhibitor that targets mutant activin-like kinase 2, or ALK2, in development for the treatment of fibrodysplasia ossificans progressiva, or FOP. We recently completed enrollment in the Phase 1 trial for BLU-782 in healthy volunteers, and Clementia is planning to commence a potentially pivotal Phase 2 trial of BLU-782 for the treatment of FOP in 2020 as monotherapy. The FDA has granted a rare pediatric disease designation, orphan drug designation and fast track designation to BLU-782.

We will continue to evaluate additional collaborations, partnerships and licenses that could maximize the value for our programs and allow us to leverage the expertise of strategic collaborators, partners and licensors. We are also focused on engaging in collaborations, partnerships and license agreements to capitalize on our discovery platform outside of our primary strategic focus area of cancer.

Financial Operations Overview

General

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations, a license agreement and a debt financing. Through September 30, 2019, we have received an aggregate of $1.5 billion from such transactions, including $1.2 billion in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017, December 2017 and April 2019 follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $55.0 million in upfront and milestone payments under our collaboration with Roche, $46.0 million in upfront and milestone payments under our collaboration with CStone, and $10.0 million in gross proceeds from the debt financing. In addition, we received the $25.0 million upfront payment under our license agreement with Clementia in October 2019 and expect to receive $8.0 million in the fourth quarter of 2019 related to a research milestone achieved under the Roche collaboration in the fourth quarter of 2019.

Since inception, we have incurred significant operating losses. Our net losses were $281.4 million for the nine months ended September 30, 2019 and $236.6 million, $148.1 million and $72.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of September 30, 2019, we had an accumulated deficit of $878.9 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

●	continue to advance and initiate clinical development activities for our lead drug candidates, avapritinib and pralsetinib, as well as our other drug candidates, fisogatinib and BLU-263;
●	continue to manufacture increasing quantities of the active pharmaceutical ingredient, or API, drug substance and drug product material for use in pre-clinical studies, clinical trials, compassionate use program and for any potential commercial inventory;
●	seek marketing approvals for avapritinib and pralsetinib, as well as our other drug candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure to commercialize avapritinib and pralsetinib, if approved, and any other medicines for which we may obtain marketing approval;
●	conduct development and commercialization activities for companion diagnostic tests for current or future drug candidates;

●	continue to discover, validate and develop additional drug candidates;
●	conduct research and development activities under our collaborations with Roche and CStone;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license other drug candidates or technologies;
●	establish our operations outside the United States;
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel; and
●	incur additional costs associated with operating as a public company.

Revenue

To date, we have not generated any revenue from drug sales. As of September 30, 2019, our revenue consists of collaboration revenue under our collaborations with Roche and CStone, including amounts that are recognized related to upfront payments, milestone payments and amounts due to us for research and development services. Subsequent revenue will include the $25.0 million upfront payment under our license agreement with Clementia, which we received in October 2019, and the $20.0 million cash milestone payment due in the third quarter of 2020 under our license agreement with Clementia. In addition, subsequent revenue may include revenues related to the supply of our drug candidates or products to CStone for development and commercialization activities in the CStone territory and milestone, royalty or other payments from Roche, CStone or Clementia. We do not expect to generate any revenue from the sale of avapritinib until 2020, assuming we receive marketing approval for avapritinib in the United States. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of product sales, if any, license fees, research and development services and related reimbursements, payments for manufacturing services, and milestone and other payments.

In the future, subject to obtaining marketing approval for one or more of our drug candidates or our licensed drug candidates, we expect to generate revenue from a combination of product sales, royalties on product sales and cost reimbursements, as well as upfront, milestone, royalty and other payments, if any, under any current or future collaborations and licenses.

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
●market acceptance of any drug candidates we commercialize; and
●continued acceptable safety profile of the drugs following approval.

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

The following table summarizes our external research and development expenses by program for the three and nine months ended September 30, 2019 and 2018. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Avapritinib external expenses	$18,290	$21,409	$69,953	$60,623
Pralsetinib external expenses	21,963	11,968	59,850	26,424
Fisogatinib external expenses	2,446	2,219	4,694	9,226
BLU-782 external expenses	2,816	2,891	9,130	7,772
BLU-263 external expenses	1,654	—	2,019	—
Other development and pre-development candidate expenses and unallocated expenses	14,734	12,856	42,762	33,924
Internal research and development expenses	19,550	13,219	54,396	35,120
Total research and development expenses	$81,453	$64,562	$242,804	$173,089

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials and preparing regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for API, drug product and drug substance for current and future clinical trials and potential commercial inventory. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our collaboration with Roche, development activities under our collaboration with CStone and development activities for companion diagnostic tests for current and future drug candidates. Following the completion of specified transition activities under our license agreement with Clementia, we will not incur additional research and development activities related to BLU-782.

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

Interest Expense

For the three and nine months ended September 30, 2018, interest expense consisted primarily of interest expense on amounts outstanding under the loan and security agreement that we entered into with Silicon Valley Bank in

May 2013 and amortization of debt discount. We repaid the loan in full in November 2018. For the three and nine months ended September 30, 2019, interest expense consisted primarily of interest expense related to an insignificant finance lease.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,
	2019	2018	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$9,139	$1,095	$8,044	735%
Operating expenses:
Research and development	81,453	64,562	16,891	26
General and administrative	25,647	12,041	13,606	113
Total operating expenses	107,100	76,603	30,497	40
Other income (expense):
Other income (expense), net	3,692	2,799	893	32
Interest expense	(6)	(14)	8	(57)
Total other income	3,686	2,785	901	32
Net loss	$(94,275)	$(72,723)	$(21,552)	30%

Collaboration Revenue

Collaboration revenue increased by $8.0 million from $1.1 million for the three months ended September 30, 2018 to $9.1 million for the three months ended September 30, 2019. Collaboration revenue for the three months ended September 30, 2019 and 2018 was related to the CStone and Roche agreements. Revenue recognized under the CStone agreement for the three months ended September 30, 2019 consisted of $6.0 million in milestone revenue related to three development and regulatory milestones that were either achieved or deemed probable during the third quarter of 2019. For the three months ended September 30, 2018, no revenue was recognized under the CStone agreement. We recorded collaboration revenue of $3.1 million and $1.1 million under the Roche agreement for the three months ended September 30, 2019 and 2018, respectively, related to amortization of the total $55.0 million of upfront and milestone payments received as of such periods.

Research and Development Expense

Research and development expense increased by $16.9 million from $64.6 million for the three months ended September 30, 2018 to $81.5 million for the three months ended September 30, 2019. The increase in research and development expense was primarily related to the following:

●	approximately $8.0 million in increased personnel-related expense, primarily due to an increase in headcount, which was driven by growth in the clinical and manufacturing organizations and an increase of $2.9 million in stock-based compensation expense;

●	approximately $6.3 million in increased expenses for external clinical activities related to clinical trials for avapritinib, pralsetinib and BLU-782; and
●	approximately $2.6 million in increased expenses associated with manufacturing activities related to clinical and commercial drug supply.

General and Administrative Expense

General and administrative expense increased by $13.6 million from $12.0 million for the three months ended September 30, 2018 to $25.6 million for the three months ended September 30, 2019. The increase in general and administrative expense was primarily related to the following:

●	approximately $7.9 million in increased personnel expenses, primarily due to an increase in general and administrative headcount related to building our commercial infrastructure and to support the overall growth of our business and an increase of $3.7 million in stock-based compensation expense; and
●	approximately $5.6 million in increased professional fees, including commercial planning activities.

Other Income (Expense), Net

Other income, net, increased by $0.9 million from $2.8 million for the three months ended September 30, 2018 to $3.7 million for the three months ended September 30, 2019. The increase was primarily related to higher average investment balances and a higher rate of return on investments.

Interest Expense

Interest expense for the three months ended September 30, 2018 was less than $0.1 million and was primarily related to interest under our loan and security agreement with Silicon Valley Bank, which we repaid in full in November 2018. Interest expense for the three months ended September 30, 2019 was less than $0.1 million and was primarily related to interest expense for an insignificant finance lease.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,
	2019	2018	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$14,979	$43,488	$(28,509)	(66)%
Operating expenses:
Research and development	242,804	173,089	69,715	40
General and administrative	64,123	34,285	29,838	87
Total operating expenses	306,927	207,374	99,553	48
Other income (expense):
Other income (expense), net	10,595	7,635	2,960	39
Interest expense	(10)	(69)	59	(86)
Total other income	10,585	7,566	3,019	40
Net loss	$(281,363)	$(156,320)	$(125,043)	80%

Collaboration Revenue

Collaboration revenue decreased by $28.5 million from $43.5 million for the nine months ended September 30, 2018 to $15.0 million for the nine months ended September 30, 2019. Collaboration revenue for the nine months ended September 30, 2019 and 2018 was related to the CStone and Roche agreements. Revenue recorded under the CStone agreement for the nine months ended September 30, 2019 primarily consisted of $10.0 million in milestone revenue related to four development and regulatory milestones that were either achieved or deemed probable. Revenue recorded under the CStone agreement for in the nine months ended September 30, 2018 consisted of a $40.0 million upfront payment was recognized upon the execution of the CStone collaboration agreement. We recorded collaboration revenue of $4.8 million and $3.5 million under the Roche agreement for the nine months ended September 30, 2019 and 2018, respectively, related to amortization of the total $55.0 million of upfront and milestone payments received as of such periods.

Research and Development Expense

Research and development expense increased by $69.7 million from $173.1 million for the nine months ended September 30, 2018 to $242.8 million for the nine months ended September 30, 2019. The increase in research and development expense was primarily related to the following:

●	approximately $25.9 million in increased expenses for external clinical activities related to clinical trials for avapritinib, pralsetinib and BLU-782;
●	approximately $22.6 million in increased personnel-related expense primarily due to an increase in headcount, which was driven by growth in the clinical and manufacturing organizations and an increase of $8.9 million in stock-based compensation expense;
●	approximately $16.4 million in increased expenses associated with clinical and commercial manufacturing activities; and
●	approximately $4.8 million in increased expenses associated with continuing to build our discovery platform and advance our discovery pipeline.

General and Administrative Expense

General and administrative expense increased by $29.8 million from $34.3 million for the nine months ended September 30, 2018 to $64.1 million for the nine months ended September 30, 2019. The increase in general and administrative expense was primarily related to the following:

●	approximately $17.1 million in increased personnel expenses due to an increase in general and administrative headcount, primarily due to an increase in general and administrative headcount related to building our commercial infrastructure and to support the overall growth of our business and an increase of $8.3 million in stock-based compensation expense; and
●	approximately $12.7 million in increased professional fees, including commercial planning activities.

Other Income (Expense), Net

Other income (expense), net, increased by $3.0 million from $7.6 million of expense for the nine months ended September 30, 2018 to $10.6 million of income for the nine months ended September 30, 2019. The increase was primarily related to higher average investment balances and a higher rate of return on investments.

Interest Expense

Interest expense for the nine months ended September 30, 2018 was less than $0.1 million and was primarily related to interest under our loan and security agreement with Silicon Valley Bank, which we repaid in full in November 2018. Interest expense for the nine months ended September 30, 2019 was less than $0.1 million and was primarily related to interest expense for an insignificant finance lease.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations, a license agreement and a debt financing. Through September 30, 2019, we have received an aggregate of $1.5 billion from such transactions, including $1.2 billion in aggregate gross proceeds from the sale of common stock in our May 2015 IPO and December 2016, April 2017, December 2017 and April 2019 follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments from Alexion, $55.0 million in upfront and milestone payments under our collaboration with Roche, $46.0 million in upfront and milestone payments under our collaboration with CStone and $10.0 million in gross proceeds from the debt financing. In addition, we received the $25.0 million upfront payment under our license agreement with Clementia in October 2019.

As of September 30, 2019, we had cash, cash equivalents and investments of $594.5 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(233,120)	$(107,427)
Net cash used in investing activities	(84,202)	(217,329)
Net cash provided by financing activities	338,804	3,690
Net increase (decrease) in cash and cash equivalents	$21,482	$(321,066)

Net Cash Used in Operating Activities. For the nine months ended September 30, 2019, compared to the same period in 2018, the $125.7 million increase in net cash used in operating was primarily due to the increased net loss during this period of $125.0 million, which was driven by increased headcount and headcount-related expenses and spending on pre-clinical, clinical and pre-commercial activities.

Net Cash Used in Investing Activities. For the nine months ended September 30, 2019, compared to the same period in 2018, the $133.1 million decrease in net cash used in investing activities was primarily due to a decrease in the net purchases and maturities of investments and a decrease in purchases of property and equipment.

Net Cash Provided by Financing Activities. For the nine months ended September 30, 2019, compared to the same period in 2018, the $335.1 million increase in net cash provided by financing activities was primarily due to $327.4 million in gross proceeds received from our April 2019 follow-on public offering, net of underwriting discounts and commissions and offering expenses paid by us, and an increase in net proceeds received from stock options exercises and our employee stock purchase plan.

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

As of September 30, 2019, we had cash, cash equivalents and investments of $594.5 million. Based on our current operating plans, we believe that our existing cash, cash equivalents and investments, together with the $25.0 million upfront cash payment from Clementia and an $8.0 million research milestone achieved in the fourth quarter of 2019 under the Roche collaboration, but excluding any additional potential option fees, milestone payments or other payments from Roche, CStone or Clementia, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
●	the costs of securing manufacturing arrangements for development activities and commercial production, including API, drug substance and drug product material for use in pre-clinical studies, clinical trials, our compassionate use program and for use as commercial supply;
●	the costs, timing and outcome of regulatory review of our drug candidates;
●	the costs of establishing or contracting for sales, marketing and distribution capabilities if we obtain regulatory approvals to market our drug candidates;
●	the success of our collaborations with Roche and CStone and our license agreement with Clementia, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our collaboration agreements with Roche and CStone or license agreement with Clementia, or any collaboration, partnership or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other drug candidates and technologies;
●	the success of our current or future collaborations for the development of companion diagnostic tests;
●	the success of our commercialization efforts and market acceptance for any approved drug candidates;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

●	the costs of establishing operations outside the United States.

Identifying potential drug candidates and conducting pre-clinical development and testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our drug candidates, if approved, may not achieve commercial success or market acceptance. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. At this time, we do not have any committed external source of funds other than potential funds to be earned under our collaborations with Roche and CStone or license agreement with Clementia. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations

As of September 30, 2019, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, and December 31, 2018, we had cash, cash equivalents and investments of $594.5 million and $494.0 million, respectively, consisting primarily of money market funds and investments in U.S. treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2019 and December 31, 2018, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2019 and 2018.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a precision therapy company with a limited operating history on which investors can base an investment decision. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in April 2011. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking pre-clinical studies and conducting clinical trials for our lead drug candidates, avapritinib and pralsetinib, our other drug candidates fisogatinib and BLU-263, and BLU-782 prior to entering into the license agreement with Clementia Pharmaceuticals, Inc., or Clementia.

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

Since inception, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing the active pharmaceutical ingredient, or API, drug substance and drug product material for use in pre-clinical studies and clinical trials, conducting pre-clinical studies and commencing clinical development and pre-commercial activities. To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations, a license agreement and a debt financing. Through September 30, 2019, we have received an aggregate of $1.5 billion from such transactions, including $1.2 billion in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017, December 2017 and April 2019 follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $55.0 million in upfront and milestone payments under our collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, a $46.0 million in upfront and milestone payments under our collaboration with CStone Pharmaceuticals, or CStone, and $10.0 million in gross proceeds from the debt financing. In addition, we received the $25.0 million upfront payment under our license agreement with Clementia in October 2019.

Since inception, we have incurred significant operating losses. Our net losses were $281.4 million for the nine months ended September 30, 2019 and $236.6 million, $148.1 million and $72.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of September 30, 2019, we had an accumulated deficit of $878.9 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

To date, we have not generated any revenue from our drug candidates, including our lead drug candidates, avapritinib and pralsetinib. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, avapritinib, pralsetinib, fisogatinib, BLU-263 or our future drug candidates. We do not expect to generate any revenue from the sale of avapritinib until 2020, assuming we receive marketing approval for avapritinib in the United States. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

The development of pharmaceuticals is capital-intensive. We are currently advancing avapritinib, pralsetinib and fisogatinib through clinical development, and we plan to submit an investigational new drug application for BLU-263 for indolent SM in the first half of 2020. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for, our drug candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Roche, CStone or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of September 30, 2019, we had cash, cash equivalents and investments of $594.5 million. Based on our current operating plans, we believe that our existing cash, cash equivalents and investments, together with the $25.0 million upfront cash payment from Clementia and the $8.0 million research milestone achieved in the fourth quarter of 2019 under the collaboration with Roche, but excluding any additional potential option fees, milestone payments or other payments from Roche, CStone or Clementia, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

●	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our drug candidates;
●	the costs of securing manufacturing arrangements for development activities and commercial production, including API, drug substance and drug product material for use in pre-clinical studies, clinical trials, our compassionate use program and for use as commercial supply;
●	the costs, timing and outcome of regulatory review of our drug candidates;
●	the costs of establishing or contracting for sales, marketing and distribution capabilities if we obtain regulatory approvals to market our drug candidates;
●	the success of our collaborations with Roche and CStone and our license agreement with Clementia, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our collaboration agreements with Roche and CStone or license agreement with Clementia, or any collaboration, partnership or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other drug candidates and technologies;
●	the success of our current or future collaborations for the development of companion diagnostic tests;
●	the success of our commercialization efforts and market acceptance for any approved drug candidates;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of establishing operations outside the United States.

Identifying potential drug candidates and conducting pre-clinical development and testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our drug candidates, if approved, may not achieve commercial success or market acceptance. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our drug candidates. Dislocations in the financial markets have generally made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through collaborations, partnerships, licensing arrangements or otherwise at an earlier stage than would be desirable and we may be required to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Roche and CStone and the license agreement with Clementia, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Risks Related to Drug Development and Regulatory Approval

We remain early in our development efforts as a clinical-stage company with only three drug candidates in clinical development: avapritinib, pralsetinib and fisogatinib. All of our other drug candidates are currently in pre-clinical or earlier stages of development. If we are unable to advance our other drug candidates to clinical development, obtain regulatory approval for our lead drug candidates or other drug candidates and ultimately commercialize our lead drug candidates or other drug candidates, or experience significant delays in doing so, our business will be materially harmed.

We remain early in our development efforts as a clinical-stage company with only three drug candidates in clinical development: avapritinib, pralsetinib and fisogatinib. All of our other drug candidates are currently in pre-clinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our drug candidates avapritinib, pralsetinib and fisogatinib. Our ability to generate drug revenues, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we do not expect to generate any revenue from the sale of avapritinib until 2020, assuming we receive marketing approval for avapritinib in the United States. We may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. In addition, for some of our drug candidates, in order to select patients most likely to respond to treatment and rapidly confirm mechanistic and clinical proof-of-concept, or to identify appropriate patients for any drug candidates for which we obtain approval, we may be required or we may seek to develop companion diagnostic tests, which are assays or tests to identify an appropriate patient population. For example, we have entered into agreements with third parties to develop and commercialize companion diagnostics for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions. Companion diagnostic tests are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our lead drug candidates and other drug candidates will depend on several factors, including the following:

●	successful enrollment in, and completion of, clinical trials, including our current clinical trials for avapritinib, pralsetinib and fisogatinib;
●	successful completion of pre-clinical studies for our other drug candidates;
●	approval of investigational new drug applications for future clinical trials for our other drug candidates;
●	successful development of any companion diagnostic tests for use with our current or future drug candidates;
●	receipt of regulatory approvals from applicable regulatory authorities;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing and the receipt by such third-party manufacturers of requisite approvals to supply commercial inventories of our drug candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our drug candidates;
●	successful commercialization launching sales of our drug candidates, if and when approved, whether alone or in collaboration with others;
●	acceptance of the drug candidates, if and when approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement;
●	enforcing and defending intellectual property rights and claims; and
●	maintaining a continued acceptable safety profile of the drug candidates following approval.

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

Our drug candidates avapritinib, pralsetinib and fisogatinib are in clinical development, and our other drug candidate BLU-263 is in pre-clinical development. The risk of failure for our drug candidates is high. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drug candidates. Our pre-clinical studies, current clinical trials and future clinical trials may not be successful.

Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a marketing authorization application, or MAA, in the European Union for each drug candidate and, consequently, the ultimate approval and commercial marketing of our drug candidates, including our lead drug candidates, avapritinib and pralsetinib. We do not know whether any of our clinical trials for our drug candidates will be completed on schedule, if at all, or will provide clinical data sufficient to support regulatory submissions for or approval of such drug candidates.

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

If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our drug candidates;
●	not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	be subject to post-marketing testing requirements; or
●	fail to achieve market acceptance or have the drug removed from the market after obtaining marketing approval.

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

We focus our research and product development on treatments for cancer and rare genetic diseases, including genomically defined cancer and diseases driven by abnormal kinase activation. Because the target patient populations for our drug candidates are relatively small, it may be difficult to successfully identify patients. We have entered into agreements with third parties to develop a companion diagnostic test for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions, and we may engage third parties to develop companion diagnostic tests for use in some of our other current or future clinical trials. However, we may experience delays in reaching, or fail to reach, agreement on acceptable terms to develop companion diagnostic tests with third parties, and any third parties whom we engage to develop companion diagnostic tests may experience delays or may not be successful in developing such companion diagnostic tests, furthering the difficulty in identifying patients for our clinical trials. In addition, current commercially available diagnostic tests to identify appropriate patients for our clinical trials or any approved drug candidates may become unavailable in the future.

Our inability to enroll a sufficient number of patients in our clinical trials, or to identify patients appropriate for enrollment in our clinical trials, would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we are unable to include patients with the driver of the disease, including the applicable genomic alteration for diseases in genomically defined patient populations, this could compromise our ability to seek participation in the FDA’s expedited review and approval programs, including breakthrough therapy designation and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines. In addition, our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our drug candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, prospects and ability to achieve or sustain profitability.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals both for our drug candidates and for any related companion diagnostic tests, we will not be able to commercialize, or will be delayed in commercializing, our drug candidates, and our ability to generate revenue will be materially impaired.

Our drug candidates and any related companion diagnostic tests, including the companion diagnostic tests that we are developing for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We may also need marketing clearance or approval for any related companion diagnostic tests, including the companion diagnostic tests that we are developing for avapritinib, pralsetinib and fisogatinib. We have not received regulatory authorization to market any of our drug candidates or related companion diagnostic tests from regulatory authorities in any jurisdiction, and it is possible that none of our current or future drug candidates or related companion diagnostic tests will ever obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, if approval is obtained at all, both in the United States and abroad is expensive, may take many years if additional clinical trials are required and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA for a drug candidate, pre-market approval, or PMA, application for a companion diagnostic test or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical, clinical or other studies. For example, in October 2019, the FDA informed us in writing that it intends to administratively split the proposed indications for avapritinib into two separate NDAs: one for PDGFRA Exon 18 mutant GIST, regardless of prior therapy, and one for fourth-line GIST. Given the acceleration of the VOYAGER trial and the anticipated availability of top-line data in the second quarter of 2020, the FDA requested top-line data from the VOYAGER trial and indicated these data would be informative in its review of the proposed fourth-line indication and potential clinical benefit in this population, including its evaluation of response rate and safety for the fourth-line indication. Assuming the FDA administratively splits the fourth-line GIST indication into a separate NDA, an extension of up to three months for the PDUFA action date for the fourth-line indication will likely be required to provide the top-line VOYAGER data to the FDA for the FDA to render a decision on the NDA for the fourth-line indication.

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

While we have received orphan drug designation for our drug candidates, avapritinib, pralsetinib and fisogatinib, for specified indications, we may seek orphan drug designation for some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

Similarly, in the European Union, the European Commission grants medicinal product designation after receiving the opinion of the European Medicines Agency, or EMA, Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). In addition, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. In the European Union, orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

The precise incidence and/or prevalence for GIST, SM, RET-altered NSCLC and MTC, and HCC are unknown. Our projections of the number of people who have these diseases, the frequency of the genetic alterations targeted by our drug candidates and the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates are based on estimates. We estimate that in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan, or the Major Markets, there are approximately: 75,000 patients with SM, including 3,750 patients with advanced SM and 71,250 patients with indolent SM or smoldering SM (regardless of severity of symptoms); 500 first-line patients with PDGFRA D842V mutant GIST (including resectable, metastatic and unresectable GIST); 7,500 second-line patients with GIST, including approximately 75%-80% of second-line patients with GIST who do not have a KIT V654A or T670I mutation; 7,400 third-line and later patients with GIST (regardless of alteration); 8,900 first- and second-line patients with RET-altered NSCLC; 1,300 patients with MTC (regardless of line of therapy or alteration); and 25,900 first- and second-line patients with FGFR4-activated HCC.

The total addressable market opportunity for avapritinib for the treatment of patients with GIST and SM, pralsetinib for the treatment of patients with RET-altered NSCLC and MTC and fisogatinib for the treatment of patients with advanced HCC will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of avapritinib, pralsetinib and fisogatinib, if our drug candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the Major Markets and elsewhere, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, patients treated with our drug candidates may develop mutations that confer resistance to treatment or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

The development and commercialization of new drugs is highly competitive. We face competition with respect to our current clinical-stage drug candidates, and we will face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of therapies in the field of kinase inhibition for cancer and other diseases. Some of these competitive drugs and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If avapritinib receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin, a multi-kinase inhibitor with KIT D816V inhibitory activity. If avapritinib receives marketing approval for third-line GIST, it will face competition from Bayer AG’s regorafenib, and if avapritinib receives marketing approval for second-line GIST, it will face competition from Pfizer Inc.’s sunitinib. In addition, if avapritinib receives marketing approval for advanced SM, GIST and/or for GIST patients with the PDGFRA D842V mutation, it may face competition from other drug candidates in development for these indications, including drug candidates in development by AB Science S.A., Allakos Inc., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., Celldex Therapeutics, Inc., and Deciphera Pharmaceuticals, LLC.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostic tests. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostic tests. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into agreements to develop and commercialize companion diagnostic tests with third parties for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions. If we decide to initiate the COMPASS-2L trial, prior to initiation we will need to enter into an agreement with a third party to develop a companion diagnostic test for avapritinib in order to select patients with PDGFRA- and KIT-driven second-line GIST who do not test positive for the KIT V654A or T670I mutations. We have not yet initiated commercialization of these companion diagnostic tests or development and commercialization of companion diagnostic tests for any of our other programs. We have little experience in the development and commercialization of companion diagnostic tests and may not be successful in developing and commercializing appropriate companion diagnostic tests to pair with any of our drug candidates that receive marketing approval. In addition, current commercially available diagnostic tests may become unavailable in the future. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory clearance or approval prior to commercialization. Given our limited experience in developing and commercializing companion diagnostic tests, we are relying on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize the companion diagnostic tests for avapritinib, pralsetinib and fisogatinib, and we expect to rely in whole or in part on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize any other companion diagnostic tests for our drug candidates. We and our collaborators may encounter difficulties in developing and obtaining clearance or approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic test that we may seek to develop:

●	may not perform their respective obligations as expected or as required under our agreements with them;
●	may not pursue commercialization of a companion diagnostic test even if it receives any required regulatory clearances or approvals;
●	may elect not to continue the development of a companion diagnostic test based on changes in their or other third parties’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	may not commit sufficient resources to the marketing and distribution of a companion diagnostic test; and
●	may terminate their relationship with us.

Any delay or failure by us or our collaborators to develop or obtain regulatory clearance or approval of the companion diagnostic tests could delay or prevent approval of our drug candidates. If we, or any third parties that we have engaged or may in the future engage to assist us are unable to successfully develop and commercialize companion diagnostic tests for our drug candidates, or experience delays in doing so:

●	the development of our drug candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;
●	our drug candidates may not receive marketing approval if safe and effective use of a therapeutic drug candidate depends on an in vitro diagnostic;
●	regulatory authorities may impose post-marketing requirements regarding the development and commercialization of companion diagnostic tests for our drug candidates; and
●	we may not realize the full commercial potential of any drug candidates that receive marketing approval if, among other reasons, we are unable to appropriately select patients who are likely to benefit from treatment with our drugs.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts (increased to 70% by the Bipartisan Budget Act of 2018, effective January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

Since its enactment, some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, and executive challenges. Since January 2017, President Trump has signed two executive orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation to date, it has enacted laws that modify certain provisions of the Affordable Care Act. The Tax Cuts and Jobs Act of 2017, or TCJA, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Affordable Care Act is an essential and inseverable feature of the Affordable Care Act, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. The current U.S. President’s Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the Texas District Court judge issued an order staying the judgment pending appeal. On July 9, 2019, a Fifth Circuit U.S. Court of Appeals held a hearing to determine whether certain states and the U.S. House of Representatives have standing to appeal the lower court decision, but it is unclear when the court will render its decision on this hearing, and what effect it will have on the status of the Affordable Care Act. Litigation and legislation over the Affordable Care Act are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating these subsidies, but on October 25, 2017, a federal judge in California denied their request for a restraining order. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the Affordable Care Act marketplace, providers, and potentially our business, are not yet known.

Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act -mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share. In July 2018, the Centers for Medicare & Medicaid Services, the agency responsible for administering the Medicare program, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS published regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the health benefits required under the Affordable Care Act for plans sold through these marketplaces.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients.

Additionally, the Trump administration released a “blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Congress and the Trump administration will likely continue to consider subsequent legislation and further action to repeal, replace or modify the Affordable Care Act. It is unclear what impact any changes to the

Affordable Care Act will have on the availability of healthcare and containing or lowering the cost of healthcare. We plan to continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement may have on our business.

In addition, individual states have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, to encourage importation from other countries and bulk purchasing.

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

Risks Related to Our Dependence on Third Parties

We may seek to establish additional collaborations and licensing arrangements, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. For some of our drug candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those drug candidates or to license the development and commercialization rights of those drug candidates to third parties.

We face significant competition in seeking appropriate collaborators and licensing partners. Whether we reach a definitive agreement for a collaboration or license will depend, among other things, upon our assessment of the collaborator’s or licensing partner’s resources and expertise, the terms and conditions of the proposed agreement and the proposed partner’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator or licensing partner may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration or licensing arrangement could be more attractive than the one with us for our drug candidate. The terms of any additional collaborations, licenses or other arrangements that we may establish may not be favorable to us. We may also be restricted under our collaboration agreements with Roche and CStone from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate additional collaborations and licensing arrangements on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of the drug candidate for which we are seeking to collaborate or license, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate drug revenue.

In addition, our collaborations with Roche and CStone and our license agreement with Clementia, as well as any future collaborations or licenses that we enter into, may not be successful. The success of these arrangements will depend heavily on the efforts and activities of our collaborators and licensing partners. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Licensors generally have sole discretion in determining the efforts and resources that they will apply to the licensed products. Collaborations and licenses with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. For example, in the fourth quarter of 2017, Alexion terminated our collaboration related to fibrodysplasia ossificans progressiva for convenience following a strategic review by Alexion of its research and development portfolio. Any termination or expiration of our collaboration agreements with Roche and CStone, our license agreement with Clementia or any future collaboration or license agreement could adversely affect us financially or harm our business reputation.

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

We do not have any long-term supply agreements with our contract manufacturers, and we purchase our required drug supply, including the API, drug product and drug substance used in our lead drug candidates, on a purchase order basis. In addition, we may be unable to establish or maintain any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish and maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

The third parties upon whom we rely for the supply of the API, drug substance and drug product used in our lead drug candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The API, drug substance and drug product used in our lead drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug substance and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. Although we have entered into arrangements to establish redundant or second-source supply of some of the API, drug product or drug substance for our lead drug candidates, if any of our suppliers ceases its operations for any reason or is unable or unwilling to supply API, drug product or drug substance in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug candidates and our financial condition.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our drug candidates, including our lead drug candidates, avapritinib and pralsetinib, and our core technologies, including our novel target discovery engine and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary compounds, technologies, inventions and improvements that are important to the development and implementation of our business. We also rely on copyright, trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patents and patent applications that relate to our drug candidates, avapritinib, pralsetinib, fisogatinib and BLU-263, as well as our licensed drug candidate, BLU-782, as composition of matter. We also own applications relating to composition of matter for KIT inhibitors with multiple compound families, composition of matter for FGFR4 inhibitors with multiple compound families, composition of matter for inhibitors of RET, including predicted RET resistance mutations, with multiple compound families, and composition of matter for inhibitors of ALK2, with multiple compound families, as well as methods of use for these novel compounds. The issued U.S. patent directed to avapritinib composition of matter has a statutory expiration date in 2034, the issued U.S. patent directed to pralsetinib composition of matter has a statutory expiration date in 2036, the issued U.S. patent directed to fisogatinib composition of matter has a statutory expiration date in 2034, and the issued U.S. patent directed to BLU-782 composition of matter has a statutory expiration date in 2037.

As of October 15, 2019, we owned nine issued U.S. patents, nine issued foreign patents, including one European patent validated in 38 countries, two pending U.S. non-provisional patent applications, seven pending U.S. provisional patent applications, 20 pending foreign patent applications directed to our KIT program, including avapritinib and BLU-263. Our foreign patent filings are in a number of jurisdictions, including Australia, Argentina, Brazil, Bolivia, Canada, China, the European Union, Hong Kong, Israel, India, Japan, Lebanon, Macau, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, South Korea, Taiwan, Uruguay and Venezuela. Any U.S. or ex-U.S. patents issuing from the pending applications covering avapritinib will have a statutory expiration date between October 2034 and April 2040. Any U.S. or ex-U.S. patents issuing from the pending applications covering BLU-263 will have a statutory expiration date of April 2040. Patent term adjustments or patent term extensions could result in later expiration dates for avapritinib or BLU-263.

As of October 15, 2019, we owned five issued U.S. patents, two pending U.S. non-provisional patent applications, three pending PCT international applications, and 27 pending foreign patent applications directed to our RET program, including pralsetinib. Our foreign patent filings are in a number of jurisdictions, including Argentina, Australia, Brazil, Canada, China, Chile, Ecuador, Eurasia, the European Union, Israel, India, Japan, Malaysia, Mexico, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, Thailand, the United Arab Emirates and Uruguay. Any U.S. or ex-U.S. patent issuing from the pending applications covering pralsetinib will have a statutory expiration date between November 2036 and August 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

As of October 15, 2019, we owned eight issued U.S. patents, three pending U.S. non-provisional patent applications, sixteen issued foreign patents and 33 pending foreign patent applications directed to our FGFR4 program, including fisogatinib. Our foreign patent filings are in a number of jurisdictions, including Argentina, Australia, Bolivia, Brazil, Canada, China, Egypt, the European Union, Hong Kong, Israel, India, Indonesia, Japan, South Korea, Lebanon, Mexico, New Zealand, Pakistan, Paraguay, Philippines, Russia, Singapore, South Africa, Taiwan, Thailand, Uruguay, Venezuela and Vietnam. Any U.S. or ex-U.S. patent issuing from the pending applications covering fisogatinib will have a statutory expiration date between July 2033 and September 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

As of October 15, 2019, we owned one issued U.S. patent, one pending U.S. non-provisional patent application, two pending U.S. provisional applications, one pending PCT international application and 16 pending foreign patent applications directed to the ALK2 program, including our licensed drug candidate BLU-782. Our foreign patent filings are in a number of jurisdictions, including Australia, Brazil, Canada, China, Chile, the European Union, Israel, Japan, South Korea, Mexico, New Zealand, Philippines, Eurasia and South Africa. Any U.S. or ex-U.S. patent issuing from pending applications covering BLU-782 will have a statutory expiration date between April 2037 and October 2040. Patent term adjustments or patent term extensions could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of October 15, 2019, we owned six issued U.S. patents, seven pending U.S. non-provisional patent applications, seven pending European Union patent applications and four issued European patents (validated in the UK) directed to this technology. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2035.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

The degree of patent protection we require to successfully commercialize our drug candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect avapritinib, pralsetinib, fisogatinib, BLU-263, or our licensed drug candidate, BLU-782. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our drug candidates, including generic versions of such drugs.

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

As of October 15, 2019, we had 320 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Following its June 23, 2016 vote to leave the European Union, on March 29, 2017, the United Kingdom invoked Article 50 of the Lisbon Treaty and formally began the process of exiting the European Union. In March 2018, the parties agreed to a transition period of 21 months — from March 29, 2019 until the end of 2020 — before the United Kingdom leaves the European Union completely, assuming approval of a withdrawal agreement. Withdrawal from the European Union is controversial in the United Kingdom notwithstanding the 2016 vote. In December 2018, the European Court of Justice ruled that, subject to certain conditions, a member state could revoke notification of its intention to withdraw from the European Union. The British government and the European Union negotiated a withdrawal agreement, but the British Parliament did not approve that agreement. On October 17, 2019, the British government and the European Union announced that a new withdrawal agreement had been negotiated, but the Parliament must approve the new withdrawal agreement before it will become effective. As a result, there remains considerable uncertainty around the withdrawal. If the British Parliament does not approve the new withdrawal agreement on or before October 19, 2019, then British Prime Minister Boris Johnson must request an extension of Article 50 from the European Union. Failure to obtain parliamentary approval of the new withdrawal agreement would mean that the United Kingdom would leave the European Union on October 31, 2019 with no agreement, or a “hard” Brexit, unless the United Kingdom requests, and is granted, an extension of Article 50 from the European Union. An extension of Article 50 would need to be unanimously approved by the 27 European Union member states. Although Brexit has already and may continue to adversely affect European and/or worldwide economic or market, political or regulatory conditions and may contribute to instability in the global financial markets, political institutions and regulatory agencies, the resulting immediate changes in foreign currency exchange rates have had a limited overall impact due to natural hedging. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the European Union, especially in the case of a “hard” Brexit, would have and how such withdrawal would affect us. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are negotiated in relation to the United Kingdom’s future relationship with the European Union, and we are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear.

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

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, release or transfer of sensitive information, including physician data, patient data, or any personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents.

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

On December 22, 2017, TCJA was enacted. The TCJA significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards and allows for the expensing of capital expenditures. Our net deferred tax assets and liabilities were revalued as of December 31, 2017 at the newly enacted U.S. corporate rate, and the impact was recognized in our tax expense in the year of enactment but was offset by a corresponding reduction to the valuation allowance. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse.

Risks Related to Our Common Stock

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $109.00 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through October 31, 2019. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

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

Item 5. Other Information

On November 1, 2019, we entered into a sixth amendment to our collaboration and license agreement, as amended, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, pursuant to which we and Roche agreed to, among other things, modify certain cost-sharing arrangements related to certain preclinical development activities for the collaboration programs and terminate one of the collaboration targets. As a result of the termination of such collaboration target, the parties are currently conducting activities for up to four programs under the collaboration.

The foregoing description of the sixth amendment to the collaboration and license agreement with Roche is qualified in its entirety by reference to the complete text of such agreement, a copy of which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*†	License Agreement, effective October 15, 2019, by and between Blueprint Medicines Corporation and Clementia Pharmaceuticals, Inc.
10.2*†	Sixth Amendment to Collaboration and License Agreement, effective November 1, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and Blueprint Medicines Corporation
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
†

Certain portions of the exhibit have been omitted pursuant to Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) likely to cause competitive harm to the Company if publicly disclosed.

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

Blueprint Medicines Corporation

Date: November 5, 2019	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)