Form 10-K
period 2019-12-31
Blueprint Medicines Corp
filed 2020-02-13
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-37359

BLUEPRINT MEDICINES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	26-3632015
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45 Sidney Street Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 374-7580

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbols	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	BPMC	Nasdaq Global Select Market

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

As of June 28, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on the Nasdaq Global Select Market on such date, was approximately $4,627,796,219.

Number of shares of the registrant’s common stock, par value $0.001 per share, outstanding on February 10, 2020: 54,027,009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Unless otherwise stated, all references to “us,” “our,” “Blueprint,” “Blueprint Medicines,” “we,” the “Company” and similar designations in this Annual Report on Form 10-K refer to Blueprint Medicines Corporation and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for avapritinib, pralsetinib, fisogatinib and BLU-263, and our research and development programs;
●our ability to advance drug candidates into, and successfully complete, clinical trials;
●the timing or likelihood of regulatory actions, filings and approvals for our drug candidates and our ability to successfully expand the indication for avapritinib, obtain marketing approval for avapritinib in additional jurisdictions and obtain marketing approval for pralsetinib;
●our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT™ (avapritinib) and any future drug candidate for which we receive marketing approval in the U.S. and Europe;
●the rate and degree of market acceptance of AYVAKIT and any current and future drug candidates for which we receive marketing approval;
●the pricing and reimbursement of AYVAKIT and any future drugs for which we receive marketing approval;
●our ability to successfully develop manufacturing processes for our drug and drug candidates and secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●the implementation of our business model and strategic plans for our business, drug and drug candidates and technology;
●the scope of protection we are able to establish and maintain for intellectual property rights covering our drug, drug candidates and technology;
●the potential benefits of our collaborations with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. and CStone Pharmaceuticals, as well as our ability to maintain these collaborations and establish other strategic collaborations;
●the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc.;
●the development of a companion diagnostic test for AYVAKIT to identify patients with a PDGFRA D842V mutation or companion diagnostic tests for our current or future drug candidates;

●our financial performance, estimates of our expenses, future revenues, capital requirements and our needs for future financing; and
●developments relating to our competitors and our industry.

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

Part I

Item 1. Business.

Overview

We are a precision therapy company focused on genomically defined cancers, rare diseases and cancer immunotherapy. Our approach is to leverage our novel target discovery engine to systematically and reproducibly identify kinases that are drivers of diseases and to craft highly selective and potent therapies that may provide significant and durable clinical responses for patients without adequate treatment options. This integrated biology and chemistry approach enables us to identify, characterize and design drug candidates to inhibit novel kinase targets that have been difficult to selectively inhibit. We believe that our uniquely targeted, scalable approach empowers the rapid design and development of new treatments and increases the likelihood of success. We have one precision therapy approved by the U.S. Food and Drug Administration, or FDA, and are currently advancing multiple investigational medicines in clinical development, along with multiple research programs.

Avapritinib and BLU-263 — Systemic Mastocytosis and other Mast Cell Disorders

Avapritinib

We are developing avapritinib for the treatment of systemic mastocytosis, or SM, a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure. Nearly all cases of SM are driven by the KIT D816V mutation, which aberrantly activates mast cells.

We are currently evaluating avapritinib in an ongoing registration-enabling Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, an ongoing registration-enabling Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial, and an ongoing registration-enabling Phase 2 clinical trial in indolent and smoldering SM, which we refer to as our PIONEER trial. We plan to present updated data from the EXPLORER and PATHFINDER trials in the second half of 2020. In December 2019, we reported initial data from the dose-finding portion (part 1) of the PIONEER trial at the 61st American Society of Hematology Annual Meeting and Exposition, or ASH annual meeting. We plan to report updated data from part 1 of the PIONEER trial in a late-breaking oral presentation on March 14, 2020 at the annual meeting for the American Academy of Allergy, Asthma & Immunology, or AAAAI annual meeting. Based on these data, we expect to initiate patient screening in part 2 of the PIONEER trial in the second quarter of 2020 and complete enrollment by the end of 2020.

We plan to submit a supplemental new drug application, or NDA, to the FDA for avapritinib for the treatment of advanced SM in the second half of 2020, which we anticipate will be focused on data from patients in the EXPLORER and PATHFINDER trials who were treated with avapritinib at a starting dose of 200 mg once daily, or QD, supported by pooled data from all doses. The FDA has granted orphan drug designation to avapritinib for the treatment of mastocytosis, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of mastocytosis. In addition, the FDA has granted breakthrough therapy designation to avapritinib for the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia.

BLU-263

We are developing BLU-263 for the treatment of indolent SM and other mast cell disorders. BLU-263 is an investigational, orally available, potent and highly selective KIT inhibitor currently in the discovery stage. BLU-263 is designed to have equivalent potency as avapritinib, improved selectivity for KIT, with low off-target activity, and lower penetration of the central nervous system relative to avapritinib based on preclinical data, which we believe will enable development of BLU-263 in a broad population of patients with indolent SM, including patients with lower disease burden requiring potentially life-long chronic therapy, as well as patients with other KIT-driven mast cell disorders. We plan to submit an investigational new drug application, or IND, for BLU-263 for indolent SM and initiate a Phase 1 trial in healthy volunteers in the first half of 2020.

Pralsetinib — RET-altered Cancers

We are developing pralsetinib for the treatment of RET-altered non-small cell lung cancer, or NSCLC, medullary thyroid carcinoma, or MTC, and other solid tumors. Pralsetinib is an investigational, orally available, potent and highly selective inhibitor that targets RET, a receptor tyrosine kinase. Pralsetinib is designed to inhibit the activating RET fusions and mutations that drive cancer growth and remain active in the presence of resistance mutations that we predict will arise from treatment with first generation therapies. RET activating fusions and mutations drive disease in subsets of patients with NSCLC, and cancers of the thyroid, including MTC and papillary thyroid cancer, or PTC, and our research suggests that RET may drive disease in subsets of patients with colon cancer, breast cancer, pancreatic cancer and other cancers.

We are currently evaluating pralsetinib in an ongoing registration-enabling Phase 1/2 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as our ARROW trial. In January 2020, we reported top-line data from the ARROW trial in RET fusion-positive NSCLC patients treated with pralsetinib at 400 mg QD. We plan to report top-line data from the ARROW trial in RET-mutant MTC patients in the second quarter of 2020. In addition, we plan to present the registration data from the ARROW trial of pralsetinib in RET fusion-positive NSCLC and RET-mutant MTC in 2020. We recently announced the activation of the first trial site for our Phase 3 clinical trial evaluating pralsetinib in patients with first-line RET fusion-positive NSCLC, which we refer to as our AcceleRET Lung trial, and we plan to initiate a Phase 3 clinical trial of pralsetinib in first-line RET-mutant MTC in the second half of 2020.

In January 2020, we initiated the submission of a rolling NDA to the FDA for the treatment of patients with RET fusion-positive NSCLC, and we expect to complete the submission in the first quarter of 2020. We plan to submit an NDA to the FDA for pralsetinib for the treatment of patients with MTC previously treated with an approved multi-kinase inhibitor in the second quarter of 2020. In addition, we plan to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for pralsetinib for RET fusion-positive NSCLC in the second quarter of 2020.

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

Avapritinib — Gastrointestinal Stromal Tumors

We are also developing avapritinib for the treatment of gastrointestinal stromal tumors, or GIST, a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal, or GI, tract. Avapritinib is an orally available, potent and highly selective inhibitor that targets KIT and PDGFRA mutations. These mutations abnormally activate receptor tyrosine kinases that are drivers of GIST.

In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. The efficacy of AYVAKIT was established from 43 patients in the NAVIGATOR trial with unresectable or metastatic GIST harboring PDGFRA exon 18 mutations, including 38 patients with PDGFRA D842V mutations. The safety of AYVAKIT in patients with unresectable or metastatic GIST was evaluated in 204 patients who received 300 mg QD or 400 mg QD dosing in the NAVIGATOR trial.

We are also developing avapritinib for the treatment of third-line and later GIST (including fourth-line GIST). We are currently evaluating avapritinib for the treatment of GIST in an ongoing registration-enabling global, randomized Phase 3 clinical trial comparing avapritinib to regorafenib in third-line GIST, which we refer to as our VOYAGER trial. The FDA is currently reviewing our NDA for avapritinib for the treatment of fourth-line GIST, and this application has a Prescription Drug User Fee Act, or PDUFA, action date of May 14, 2020. As part of the review, the FDA has requested top-line data from our VOYAGER trial. We expect to provide the top-line data to the FDA early in the second quarter of 2020 to enable the FDA to take action by the PDUFA action date and we also expect to report the top-line data in the second quarter of 2020.

Based on data from the VOYAGER trial, we plan to submit a supplemental NDA to the FDA for avapritinib for the treatment of third-line GIST in the second half of 2020. In addition, the EMA is currently reviewing our MAA for the treatment of adult patients with PDGFRA D842V mutant GIST, regardless of prior therapy, and we anticipate a decision from the European Commission in the third quarter of 2020. We plan to pursue an MAA for third-line and later GIST (including fourth-line GIST) based on data from our VOYAGER trial.

The FDA has granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. The FDA has also granted orphan drug designation to avapritinib for the treatment of GIST and fast track designation to avapritinib for (i) the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and (ii) the treatment of patients with unresectable or metastatic GIST with the PDGFRA D842V mutation regardless of prior therapy. In addition, the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST.

Fisogatinib — Hepatocellular Carcinoma

We are developing fisogatinib for the treatment of advanced hepatocellular carcinoma, or HCC. Fisogatinib is an investigational, orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with HCC, the most common type of liver cancer. We are currently evaluating fisogatinib in an ongoing Phase 1 clinical trial in patients with advanced HCC. As part of our collaboration with CStone Pharmaceuticals, or CStone, we are also evaluating fisogatinib in combination with CS1001, a clinical-stage anti-PDL1 immunotherapy being developed by CStone, for the treatment of locally advanced or metastatic HCC in an ongoing Phase 1b/2 trial conducted in multiple clinical sites in China. The FDA has granted orphan drug designation to fisogatinib for the treatment of HCC.

Discovery Platform

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. In January 2020, we announced the nomination of a development candidate for the treatment of EGFR Exon 19/L858R+T790M+C797S, which we refer to as resistant EGFR-positive triple mutant NSCLC. Following this nomination, we currently have five wholly-owned discovery programs, consisting of the following: BLU-263; the development candidate for the treatment of resistant EGFR-positive triple mutant NSCLC; a pre-development candidate program targeting EGFR Exon 19/L858R+C797S, which we refer to as resistant EGFR-positive double mutant NSCLC; and two pre-development candidate programs for undisclosed kinase targets. EGFR Exon 19/L858R+T790M+C797S and EGFR Exon 19/L858R+C797S are acquired resistance mutations in NSCLC patients following treatment with osimertinib. We plan to nominate up to two additional development candidates by the end of 2020.

Development and Commercialization Rights

We currently have worldwide development and commercialization rights to avapritinib, pralsetinib and fisogatinib, other than the rights licensed to CStone for these drug candidates in Mainland China, Hong Kong, Macau and Taiwan, or the CStone territory. We currently have worldwide development and commercialization rights to all of our discovery programs, other than the discovery-stage cancer immunotherapy programs under collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we collectively refer to as Roche, and BLU-782, which is licensed to Clementia Pharmaceuticals, Inc., or Clementia, a wholly-owned subsidiary of Ipsen S.A .

Collaborations and Licenses

Roche. We entered into a collaboration with Roche in March 2016. Under our collaboration agreement with Roche, we are working with Roche to discover, develop and commercialize up to four small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. In the fourth quarter of 2019, we and Roche announced one of the kinase targets under the collaboration, MAP4K1, which is believed to play a role in T cell regulation.

CStone. We entered into a collaboration with CStone in June 2018. Under our collaboration agreement with CStone, we are seeking to develop and commercialize avapritinib, pralsetinib and fisogatinib, including back-up forms and certain other forms, in the CStone territory either as a monotherapy or as part of a combination therapy.

Clementia. In October 2019, we entered into a license agreement with Clementia, a wholly-owned subsidiary of Ipsen S.A., and granted an exclusive, worldwide, royalty-bearing license to Clementia to develop and commercialize BLU-782, as well as specified other compounds related to the BLU-782 program. BLU-782 is an investigational, orally available, potent and highly selective inhibitor that targets mutant activin-like kinase 2, or ALK2, in development for the treatment of fibrodysplasia ossificans progressiva, or FOP. Clementia is planning to commence a potentially pivotal Phase 2 trial of BLU-782 for the treatment of FOP in 2020 as a monotherapy. The FDA has granted a rare pediatric disease designation, orphan drug designation and fast track designation to BLU-782, each for the treatment of FOP.

We will continue to evaluate additional collaborations, partnerships and licenses that could maximize the value for our programs and allow us to leverage the expertise of strategic collaborators, partners and licensors, including in additional geographies where we may not have current operations or expertise. We are also focused on engaging in collaborations, partnerships and license agreements to capitalize on our discovery platform outside of our primary strategic focus area of cancer and rare diseases.

Our Strategy

Our vision is to leverage our scientific platform to design innovative first-in-class or best-in-class medicines targeting novel kinase biology and become a leading platform-enabled, fully-integrated, global precision therapy company focused on discovering, developing and commercializing a portfolio of precision therapies to patients with cancer and rare diseases. Key elements of our strategy to achieve this goal are as follows:

●Continue to build our global commercial capability as we rapidly advance the commercial launch of AYVAKIT in the U.S. and additional planned commercial launches for avapritinib and pralsetinib in the U.S. and Europe.
●Continue to expand our strategic focus on SM and related mast cell disorders, including avapritinib for the treatment of advanced and indolent SM and BLU-263 for the treatment of indolent SM, and if successful, seek global regulatory approvals.
●Rapidly advance the clinical development of pralsetinib as a potential treatment for RET-altered cancers, including RET-fusion NSCLC and MTC, and seek global regulatory approvals.
●Obtain global regulatory approvals for avapritinib for the treatment of third-line and later GIST (including fourth-line GIST).
●Continue to expand our broad, differentiated pipeline of kinase drug candidates for genomically defined cancers, rare diseases and cancer immunotherapy.
●Evaluate potential strategic collaborations and licenses to maximize the value of our programs and platform where we may not have current operations or expertise.
●Maintain a commitment to Blueprint Medicines’ patient-focused and science-driven culture as we grow our business.

Our Focus — Highly Selective Kinase Drugs for Genomically Defined Cancers and Rare Diseases

Kinases are enzymes that function in many signaling pathways to regulate critical cellular functions. Kinase-dependent signaling networks are present in multiple different cell types and deregulation of these networks can lead to disease pathology. Abnormal activation of kinases has been shown to drive several key activities of cancer cells, including growth, survival, metabolism, cell motility and angiogenesis. Kinases may become abnormally activated through a number of mechanisms, including when: (1) a gene mutates creating a change in the resulting protein sequence; (2) chromosomes become rearranged creating a translocation or a fusion gene; or (3) excessive amounts of protein are created due to gene duplication or dysregulation leading to overexpression. There is a strong link between genomic alterations in kinases and disease, including specific forms of cancer and rare diseases. Several kinases have been validated as oncogenes, which are genes that when altered can initiate and maintain cancer growth. Ongoing genomic analyses of tumor data sets continue to identify new roles for kinases as drivers of disease.

Despite these successes, many opportunities remain in kinase drug discovery and development.

●Identifying novel kinase drivers of disease. Very few kinases are the focus of approved drugs. Further, the function of the majority of the kinome still remains unexplored. Thus, there is substantial opportunity for developing novel and transformative therapies that target well-characterized but currently difficult-to-drug kinases as well as kinases of unknown biology, or KUBs, which constitute the majority of the kinome.
●Crafting very selective kinase drugs. Due to the high degree of homology between kinases, specific targeting of a given kinase can be challenging. Many of the approved kinase drugs inhibit multiple kinases and are referred to as multi-kinase inhibitors. Due to inhibition of off-target kinases, these multi-kinase inhibitors often give rise to severe unwanted effects, which can negatively impact the ability to dose patients at sufficient levels to achieve optimal efficacy. We believe increasing selectivity will minimize off-target toxicities and will improve efficacy by enabling higher dose levels and greater target inhibition. Further, combination therapies require that the drugs have non-overlapping toxicities, which could be minimized with more selective agents.
●Generating novel chemical matter required to target difficult-to-drug kinases. Novel chemical matter is needed to address targets that are known but have proven difficult-to-drug. Pharmaceutical companies generally rely on known chemical families as the basis of drug discovery programs. Consequently, the vast majority of pharmaceutical companies have similar compound libraries. New approaches are needed to develop novel chemistry and differentiated libraries that can inhibit difficult-to-drug kinases in alternate ways.
●Overcoming resistance mediated by the alteration of kinase targets. Most approved kinase inhibitors provide only temporary disease control. Patients may relapse due to the emergence of on-target resistance mutations. Novel approaches are needed to predict and inhibit resistant mutants thus providing more durable clinical responses.

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

Our approach is enabled by our drug discovery platform consisting of two pillars:

●a proprietary, highly-annotated library of novel compounds; and
●a novel target discovery engine, which is a comprehensive process that interrogates kinase biology from many angles using genomics, structural biology and cell biology.

Our proprietary compound library is a unique collection of small molecules designed and developed entirely in-house by Blueprint Medicines’ scientists as kinase inhibitors and enriched for drug-like properties. We do not owe royalties or other fees to any parties associated with our novel target discovery engine and our proprietary compound library. This provides high-quality compounds to start kinase drug discovery programs and to use in identifying new kinase targets. The compounds were designed as kinase inhibitors without specific targets in mind, a design strategy that yielded a diversity of novel chemical structures that provide access to unique chemical matter. Each compound has been extensively characterized for binding to over 450 kinases and disease-relevant kinase mutants, and the majority of known kinases are targeted by at least one compound family. Thus, this “annotated” compound library provides high-quality medicinal chemistry starting points that enable quick-starts to drug discovery programs, avoiding the expense and time spent running high throughput screens. Notably, our proprietary compound library has yielded high quality chemical starting points for previously difficult-to-drug kinases. We have continued to expand our proprietary compound library to cover a significant portion of the kinome and anticipate that as part of our discovery efforts we will continue to increase the number of compound families that inhibit each kinase target.

We have established a novel target discovery engine, which was developed entirely in-house, to provide new insights into the biology of kinases as drivers of disease and to identify new kinase drug targets. There are two aspects to the novel target discovery engine:

●Genomics approach to identify novel kinase targets. Our high-capacity computing infrastructure allows not only storage of very large genomic databases but also rapid analyses of these data using proprietary algorithms developed by our bioinformaticians. For example, using our proprietary kinase fusion detection algorithm to analyze human tumor sequences, we have identified both novel kinase fusions and new disease indications for several known kinase fusions.
●Cell-based screens to identify novel kinase targets. In this approach, a subset of the compounds in our proprietary compound library that exhibit remarkable potency and/or selectivity for one or a few kinases — our “tool compounds” — are used as probes in disease-relevant cell-based screens. Many of these tool compounds inhibit KUBs and thus allow us to evaluate potential roles for these relatively unexplored kinases in human disease.

Another aspect of our novel discovery engine is predicting resistance mutations. Through our structural and cell biology expertise, we predict mutations in kinases that render the enzyme insensitive to inhibition by an approved drug or compound in development. While treatment of patients with genomically defined cancers with a targeted therapy typically results in a significant anti-tumor response, frequently the response is not durable. In tumors driven by an activated kinase, kinase reactivation via mutation is a common mechanism of resistance. Using our structural biology and computational chemistry expertise, we predict what changes in the kinase might result in a resistant enzyme and then confirm this prediction in a relevant cell culture model.

Our Pipeline

We have leveraged our discovery platform to develop a robust drug pipeline of orally available, potent and selective small molecule kinase inhibitors that target genomic drivers in genomically defined cancers, rare diseases and cancer immunotherapy.

We currently have worldwide development and commercialization rights to avapritinib, pralsetinib and fisogatinib, other than the rights licensed to CStone for these drug candidates in the CStone territory. We currently have worldwide development and commercialization rights to all of our discovery programs, other than the discovery-stage cancer immunotherapy programs under the Roche collaboration.

The following chart summarizes our most advanced programs, each of which is described in further detail below.

Program	Discovery	Early-Stage Development	Late-Stage Development	Regulatory Submission	Approved
Avapritinib (KIT and PDGFRA)	PDGFRA GIST[1,2,3]			MAA	U.S.
	4L GIST[1,2]			NDA	
	3L GIST[1,2]			NDA	
	2L GIST[1,2]				
	Advanced SM[2]			NDA	
	Indolent SM[2]				
Pralsetinib (RET)	2L RET+ NSCLC[1,2]			NDA[4] / MAA	
	1L RET+ NSCLC[1,2]				
	EGFR+ NSCLC (+osimertinib)[1,2]				
	2L MTC[1,2]			NDA	
	1L MTC[1,2]				
	Other RET-altered solid tumors[1,2]				
Fisogatinib (FGFR4)	Advanced HCC[2]				
	Advanced HCC (+CS-1001)[2]				
BLU-263 (KIT)	Indolent SM				
EGFR+ C797S double mutant	EGFR+ NSCLC[1]				
EGFR+ T790M/C797S triple mutant	EGFR+ NSCLC[1]				
2 undisclosed targets					
MAP4K1[5]					
3 undisclosed immunokinase targets[5]

1.	Unresectable or metastatic disease.
2.	CStone Pharmaceuticals has exclusive rights to develop and commercialize avapritinib, pralsetinib and fisogatinib in Mainland China, Hong Kong, Macau and Taiwan. Blueprint Medicines retains all rights in the rest of the world. For more information, see “—Collaborations and Licenses” below.
3.	Approved in the U.S. for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. The proposed MAA indication is unresectable or metastatic GIST harboring a PDGFRA D842V mutation.
4.	Expect to complete rolling NDA submission in the first quarter of 2020.
5.	In collaboration with Roche. Blueprint Medicines has U.S. commercial rights for up to two programs. Roche has worldwide commercialization rights for up to two programs and ex-U.S. commercialization rights for up to two programs. For more information, see “—Collaborations and Licenses” below.

Precision Therapy Approach

Our approved therapy AYVAKIT and all of our current drug candidates and development programs target patient populations with genomically defined diseases. Generally, as we advance our drug candidates through clinical development, we enrich our clinical trials by selecting patients most likely to respond to our drug candidates to confirm mechanistic and clinical proof-of-concept. We are also collaborating with third parties to develop and commercialize companion diagnostic tests for avapritinib, pralsetinib and fisogatinib. We may collaborate with other third parties in the future to develop and commercialize additional companion diagnostic tests or to develop assays to measure target engagement, pathway modulation and early response.

Estimated Epidemiology of Patients and Frequency of Targeted Genomic Alterations

The table below lists the diseases and genomic drivers targeted by our most advanced programs, and for each of these diseases, the corresponding estimated number of patients in the U.S., France, Germany, Italy, Spain, the United Kingdom and Japan, or the Major Markets. In addition, the table lists the estimated frequency of the genomic alterations that we are initially targeting for each of these diseases.

Drug Candidate	Initial Diseases	Estimated Number of Patients (1)		Genomic Drivers	Estimated Frequency of Alteration (% of Patients)
		U.S.	Total Major Markets
Avapritinib	GIST	3,200 first line 2,900 second line 3,400 ≥ third line	8,500 first line 7,500 second line 7,400 ≥ third line	D842V mutant PDGFRA	~5-6% of primary GIST
				KIT mutations	~80%
Avapritinib/ BLU-263	SM	1,600 advanced SM 30,000 indolent or smoldering SM	3,750 advanced SM 71,250 indolent or smoldering SM	KIT D816V mutation	~95%
Pralsetinib	NSCLC	147,300 first line 87,800 second line	374,500 first line 218,000 second line	RET fusions	~1-2%
	MTC	650 all lines	1,300 all lines	RET mutations	~60%
Fisogatinib	HCC (2)	20,200 first line 7,400 second line	63,500 first line 22,700 second line	Aberrant FGFR4 signaling	~30%

(1)	Based on estimated prevalence for SM and MTC patients and estimated incidence for GIST, HCC and NSCLC patients. Estimates for GIST, HCC and NSCLC include metastatic and unresectable patient populations.
(2)	The incidence of HCC outside of the Major Markets (including in China, South Korea, Taiwan and Singapore) represents an additional opportunity for fisogatinib.

Avapritinib and BLU-263 — Systemic Mastocytosis and other Mast Cell Disorders

Disease Overview

SM is a disorder of the mast cells, the key effector cells of allergic inflammation, which have several physiologic roles including wound healing, regulation of vascular and epithelial permeability and immune cell recruitment. The signature of SM is the overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs. In advanced forms of SM, abnormal mast cells may also accumulate in the liver, spleen, GI tract and bones. Mast cell activation and histamine release can lead to severe allergic symptoms ranging from a skin rash to hives, fever and anaphylaxis, while mast cell accumulation in advanced cases of SM can eventually lead to organ dysfunction and failure.

SM comprises a spectrum of disease, with approximately 95% of patients having a KIT D816V mutation, the underlying driver of disease for most SM patients. The diagnosis, which is usually made in adulthood, involves a complex diagnostic algorithm that begins with confirmation of SM and subsequently categorizes patients into indolent or advanced subtypes of disease. Indolent SM is the most common form of SM and is characterized by often severe, unpredictable and debilitating symptoms due to mast cell activation. Symptoms may include hypersensitivity reactions, including unpredictable anaphylaxis, gastrointestinal distress including severe nausea, vomiting and diarrhea, and extensive skin rashes that cause pain, discomfort and social isolation. Advanced SM is a more rare form of SM associated with mast cell infiltration of organ systems resulting in increasingly severe impact on life expectancy, and includes three subsets: aggressive SM, or ASM, advanced SM with an associated hematologic neoplasm, SM-AHN, and mast cell leukemia, or MCL. These advanced forms of SM have a median overall survival of three to five years and are characterized by prominent organopathy and dysfunction, as well as symptoms of mast cell activation.

Population studies estimate the prevalence rate of all subtypes of SM is approximately 9.6 per 100,000 people. Of all SM patients, advanced SM accounts for approximately 5% of the patients, and indolent SM, including an intermediate form referred to as smoldering SM, account for the remaining 95% of patients.

The current treatment paradigm for SM varies by disease subtype. Currently, there are no approved targeted therapies that address the approximately 95% of SM patients with the KIT D816V mutation. Midostaurin, which was approved in April 2017 by the FDA for the treatment of advanced SM, is a multi-kinase inhibitor with limited KIT D816V inhibitory activity, and imatinib does not address patients with the KIT D816V mutation.

For patients with indolent SM, management is symptom-directed and includes avoidance of triggers of mast cell activation (such as insect stings). Treatments for indolent SM include histamine blockers, cromolyn, epinephrine, corticosteroids, and, in cases of refractory patients, cytoreductive agents. Patients often take multiple symptom-directed treatments to manage their disease, and a reduction in polypharmacy burden is an important treatment goal. Within indolent SM, key opinion leaders see the greatest degree of unmet need for the fraction of patients who have a heavy symptom burden that current therapies fail to address.

For patients with advanced SM, treatments include midostaurin, interferon-alpha or cytoreductive agents to reduce mast cell burden or treatments aimed at addressing the associated blood disorder. Patients with advanced SM typically have a three to five-year overall survival prognosis.

Avapritinib – Clinical Development for Patients with SM

We are developing avapritinib, an orally available, potent and highly selective inhibitor that targets KIT and PDGFRA mutations, for the treatment of systemic mastocytosis.

We are currently evaluating avapritinib in the registration-enabling Phase 1 EXPLORER trial, the registration-enabling Phase 2 PATHFINDER trial, and the registration-enabling Phase 2 PIONEER trial. We plan to present updated data from the EXPLORER and PATHFINDER trials in the second half of 2020. In December 2019, we reported initial data from the dose-finding portion (part 1) of the PIONEER trial at the 61st ASH annual meeting. We plan to report updated data from part 1 of the PIONEER trial in a late-breaking oral presentation on March 14, 2020 at the AAAAI annual meeting. Based on these data, we expect to initiate patient screening in part 2 of the PIONEER trial in the second quarter of 2020 and complete enrollment by the end of 2020.

We plan to submit a supplemental NDA to the FDA for avapritinib for the treatment of advanced SM in the second half of 2020, which we anticipate will be focused on data from patients in the EXPLORER and PATHFINDER trials who started at the proposed dose of 200 mg QD, supported by pooled data from all doses. The FDA has granted orphan drug designation to avapritinib for the treatment of mastocytosis, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of mastocytosis. In addition, the FDA has granted breakthrough therapy designation to avapritinib for the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia.

Phase 1 EXPLORER Trial

The EXPLORER trial is an open-label, single-arm trial designed to identify the recommended Phase 2 dose, or RP2D, and demonstrate proof-of-concept in patients with advanced SM. Key trial endpoints include overall response rate, or ORR, duration of response, or DOR, quantitative measures of mast cell burden, patient-reported outcomes and safety. The EXPLORER trial has completed patient enrollment.

Data Presented at the 24th Congress of the European Hematology Association in June 2019

As of a data cutoff date of January 2, 2019, 69 patients were treated with avapritinib in the Phase 1 EXPLORER clinical trial, including seven patients with ASM, 37 patients with SM-AHN, nine patients with MCL, 15 patients with indolent or smoldering SM, and one patient without SM who had chronic myelomonocytic leukemia. Diagnoses were centrally reviewed by a committee of SM experts following an initial assessment by local investigators. Forty-two patients (61 percent) had a prior treatment, including 15 patients (22 percent) who had previously received the multi-kinase inhibitor Rydapt® (midostaurin).

Clinical Activity Data – Advanced SM. Thirty-nine patients with advanced SM (three ASM, 28 SM-AHN, eight MCL) were evaluable for response by the modified IWG-MRT-ECNM criteria, or IWG criteria, a method for assessing clinical response in advanced SM patients with regulatory precedent in the U.S. and Europe. Confirmation of response was defined as a response duration of at least 12 weeks. Evaluable patients generally had more advanced disease at baseline than the overall trial population.

In evaluable patients across all doses studied, the confirmed ORR was 77 percent. Nine patients had complete remission with a full or partial recovery of peripheral blood counts, or CR/CRh, (23 percent), 18 patients had partial remission (46 percent) and three patients had clinical improvement (8 percent). No patients had progressive disease as the initial response. In addition, the 12-month DOR rate was 74 percent, and 49 patients (71 percent) remained on treatment with durations up to nearly three years (34 months).

Across all enrolled patients, the median overall survival, or OS, was not reached. The estimated 24-month OS rate was 78 percent in all advanced SM patients: 100 percent in ASM patients, 70 percent in SM-AHN patients and 88 percent in MCL patients.

Avapritinib demonstrated strong clinical activity in patients with SRSF2, ASXL1 and/or RUNX1, or collectively S/A/R mutation positive genotypes, who historically have particularly poor prognoses. In 22 evaluable patients with S/A/R genotypes, the confirmed ORR was 73 percent and five patients had a CR/CRh (23 percent).

Nearly all patients had significant declines on objective measures of mast cell burden. Across all patients evaluable on these measures, 100 percent had a ≥50 percent decline in serum tryptase, 93 percent had a ≥50 percent reduction in bone marrow mast cells, 84 percent had palpable spleens become non-palpable, and 88 percent had a ≥50 percent reduction in KIT D816V mutation allele fraction.

Clinical Activity Data – Indolent or Smoldering SM. Avapritinib showed strong clinical activity in patients with indolent or smoldering SM. Nearly all patients had ≥50 percent reductions in serum tryptase, bone marrow mast cells and KIT D816V mutation allele fraction. In addition, improvements on these measures were deep and rapid. Thirteen of 15 evaluable patients had normalized serum tryptase levels, and 12 of 13 evaluable patients had complete clearance of mast cell aggregates from the bone marrow. All indolent and smoldering SM patients achieved a ≥50 percent reduction in serum tryptase by the first post-baseline assessment.

Safety Data. Avapritinib was generally well-tolerated with most adverse events, or AEs, reported by investigators as Grade 1 or 2. Across all grades, the most common non-hematologic treatment-emergent AEs (regardless of relationship to avapritinib) reported by investigators (>15 percent) were periorbital edema, diarrhea, nausea, fatigue, peripheral edema, vomiting, cognitive effects, hair color changes, arthralgia, abdominal pain, dizziness, decreased appetite, pruritis, constipation and dysgeusia. The most common hematologic treatment-emergent AEs reported by investigators (>10 percent) were anemia, thrombocytopenia and neutropenia. In addition, intracranial bleeding occurred in six patients with pre-existing thrombocytopenia, a known risk factor for intracranial bleeding, and one patient who had a life-threatening fall prior to intracranial bleeding. Five of these patients resumed and remained on treatment with avapritinib following dose modifications. Cytopenias were the most common Grade 3 and 4 treatment-related AEs. No Grade 5 treatment-related AEs were reported by investigators.

Updated Data Reported in December 2019

As of a data cutoff of August 30, 2019, updated efficacy data from the EXPLORER trial showed a centrally confirmed ORR of 77 percent in 48 patients evaluable for response per modified IWG criteria. ORR was defined as complete remission with full or partial recovery of peripheral blood counts, partial remission or clinical improvement. Median DOR and median OS were not reached. Median follow-up was 21 months, with patients receiving ongoing treatment up to approximately 3.5 years.

The safety results were generally consistent with the data reported at the 24th Congress of the European Hematology Association, or EHA annual meeting. In 80 patients evaluable for safety as of the data cutoff date, avapritinib was generally well-tolerated with most AEs reported by investigators as Grade 1 or 2. Across all grades, the most common treatment-emergent AEs reported by investigators were periorbital edema, anemia, diarrhea, fatigue, peripheral edema, nausea, thrombocytopenia, vomiting and cognitive effects. Only six patients discontinued due to treatment-related adverse events. As of the data cutoff date, no new intracranial bleeding events had been observed in the EXPLORER trial since our previous data presentation at the EHA annual meeting

Phase 2 PIONEER Trial

The PIONEER trial is a randomized, double-blind, placebo-controlled, registration-enabling trial in patients with indolent and smoldering SM. Key trial endpoints include the change in patient-reported disease symptoms as measured by the Indolent SM Symptom Assessment Form Total Symptom Score, or ISM-SAF TSS, quantitative measures of mast cell burden and safety. Part 1 of the PIONEER trial was designed to test three doses of avapritinib (25 mg, 50 mg and 100 mg QD) versus placebo to determine a RP2D. Major eligibility criteria included adults with indolent SM confirmed by central pathology review and moderate to severe symptom burden, despite best available supportive care medications. The dose-finding part 1 of the PIONEER trial has completed patient enrollment. We expect to initiate patient screening in part 2 of the PIONEER trial in the second quarter of 2020 and complete enrollment by the end of 2020.

Initial Data Presented at ASH Annual Meeting in December 2019

As of a data cutoff date of November 12, 2019, 39 patients were randomized in part 1 of the PIONEER trial across four concurrent cohorts, including 10 patients in each avapritinib dose cohort and nine patients in the placebo cohort. The enrolled population had a median time on study of 12 weeks (range: 1-30 weeks).

Baseline Patient Characteristics. At baseline, all patients had symptomatic disease despite best available therapy. Median ISM-SAF TSS was 52 [range: 19-100 (total possible range: 0-110)]. Patients were taking a median of three medications (range: 1-7) to treat their disease. Mean serum tryptase was 84 micrograms per liter.

Clinical Activity Data. Across all avapritinib dose cohorts, reductions in serum tryptase were robust, occurred rapidly and were sustained in patients treated up to 30 weeks. The placebo cohort showed no change in serum tryptase at 12 weeks.

Mean Percent Change in Serum Tryptase
Timepoint	Avapritinib 25 mg QD	Avapritinib 50 mg QD	Avapritinib 100 mg QD	Placebo
Cycle 1, Day 8 (first post-baseline assessment)	-37.72%	-54.08%	-56.16%	7.05%
Cycle 4, Day 1 (12 weeks)	-48.24%	-66.67%	-61.83%	0.39%

Tryptase is an enzyme released by activated mast cells. Elevated tryptase in blood serum is a hallmark of SM and a component of the World Health Organization diagnostic criteria. Reduction in serum tryptase is a component of the IWG criteria for advanced SM.

Safety Data. All doses of avapritinib tested were well-tolerated, and most reported AEs were Grade 1 or 2. There were no reported cases of intracranial bleeding, thrombocytopenia or anemia. Across all avapritinib cohorts, five patients (16.7 percent) had Grade 3 AEs, and no patients had serious AEs. In patients treated with placebo, two patients (22.2 percent) had Grade 3 AEs, and two patients (22.2 percent) had serious AEs. There was one Grade 3 cognitive effect reported in the 100 mg cohort. The event resolved following dose modification, and the patient remained on therapy as of the data cutoff date. No patients discontinued treatment due to an AE.

Phase 2 PATHFINDER Trial

The PATHFINDER trial is an open-label, single-arm registration-enabling trial designed to confirm the clinical activity of avapritinib in patients with advanced SM. Key trial endpoints include ORR, DOR, quantitative measures of mast cell burden, patient-reported outcomes and safety. Patient enrollment is ongoing. We plan to present updated data from the PATHFINDER trial in the second half of 2020.

BLU-263 – Planned Clinical Development for Patients with SM and other Mast Cell Disorders

We are developing BLU-263 for the treatment of indolent SM and other mast cell disorders. BLU-263 is an investigational, orally available, potent and highly selective KIT inhibitor currently in the discovery stage. BLU-263 is designed to have equivalent potency as avapritinib, improved selectivity for KIT, with low off-target activity, and lower penetration of the central nervous system relative to avapritinib based on preclinical data, which we believe will enable development of BLU-263 in a broad population of patients with indolent SM, including patients with lower disease burden requiring potentially life-long chronic therapy, as well as patients with other KIT-driven mast cell disorders. We plan to submit an IND for BLU-263 for indolent SM and initiate a Phase 1 trial in healthy volunteers in the first half of 2020.

Pralsetinib — RET-altered Cancers

Disease Overview

RET is a receptor tyrosine kinase that activates multiple downstream pathways involved in cell proliferation and survival. RET can be activated by mutation or when a portion of the RET gene that encodes the kinase domain is joined to part of another gene creating a fusion gene that encodes an aberrantly activated RET fusion protein. RET activating mutations are implicated in advanced MTC (approximately 90% of patients), and RET fusions are implicated in several cancers, including papillary thyroid carcinoma (approximately 10- 20% of patients) and NSCLC (1-2% of patients). Our genomics analyses on the landscape of kinase fusions identified RET fusions in breast and colon cancer patient samples (both <1% of patients), providing a therapeutic rationale for the use of RET inhibitors in multiple patient subpopulations.

The identification of RET fusions as drivers in some cancers prompted the use of approved multi-kinase inhibitors with RET inhibitory activity to treat patients whose tumors express a RET fusion protein. However, we believe these drugs cannot be dosed at levels required to sufficiently inhibit RET due to toxicities that result from inhibition of the primary targets. For example, currently approved therapies such as vandetanib and cabozantinib demonstrate lower objective response rates and DOR in patients with RET-altered NSCLC compared to selective kinase inhibitors targeting other kinase drivers such as EGFR, ALK and ROS1.

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

Pralsetinib — Clinical Development for Patients with RET-Altered NSCLC, MTC and other Solid Tumors

We are developing pralsetinib for the treatment of RET-altered NSCLC, MTC, and other solid tumors. Pralsetinib is an investigational, orally available, potent and highly selective inhibitor that targets RET, a receptor tyrosine kinase. Pralsetinib is designed to inhibit the activating RET fusions and mutations that drive cancer growth and remain active in the presence of resistance mutations that we predict will arise from treatment with first generation therapies. RET activating fusions and mutations drive disease in subsets of patients with NSCLC, and cancers of the thyroid, including MTC and PTC, and our research suggests that RET may drive disease in subsets of patients with colon cancer, breast cancer, pancreatic cancer and other cancers.

We are currently evaluating pralsetinib in the ongoing ARROW trial. In January 2020, we reported top-line data from the ARROW trial in RET fusion-positive NSCLC patients treated with pralsetinib at the proposed dose of 400 mg QD. We plan to present the registration data from the ARROW trial of pralsetinib in RET fusion-positive NSCLC and RET-mutant MTC in 2020. We recently announced the activation of the first trial site for the AcceleRET Lung trial evaluating pralsetinib in patients with first-line RET fusion-positive NSCLC, and we plan to initiate a Phase 3 clinical trial of pralsetinib in first-line RET-mutant MTC in the second half of 2020.

In January 2020, we initiated the submission of a rolling NDA to the FDA for the treatment of patients with RET fusion-positive NSCLC and expect to complete the submission in the first quarter of 2020. We plan to submit an NDA to the FDA for pralsetinib for the treatment of patients with MTC previously treated with an approved multi-kinase inhibitor in the second quarter of 2020. In addition, we plan to submit an MAA to the EMA, for pralsetinib for RET fusion-positive NSCLC in the second quarter of 2020.

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

Phase 1/2 ARROW Trial

The ARROW trial is a Phase 1/2 open-label, registration-enabling trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors. Trial objectives include assessing response, pharmacokinetics, pharmacodynamics and safety. The dose-escalation portion of the ARROW trial is complete, and the expansion portion is actively enrolling patients across various cohorts.

Data Presented at ASCO Annual Meeting in June 2019

The presented data included 120 patients with RET-fusion NSCLC, 64 patients with RET-mutant MTC and 12 patients with other RET-altered cancers (nine PTC, two pancreatic cancer and one intrahepatic bile duct carcinoma) enrolled in the ARROW trial as of a data cutoff date of April 28, 2019. The patients with RET-fusion NSCLC and RET-mutant MTC received a starting dose of 400 mg QD, which is the RP2D. Patients with other RET-altered cancers were included regardless of starting dose.

At baseline, 40 percent of the RET-fusion NSCLC patients had brain metastases. Brain metastases commonly occur in NSCLC patients, and the prognosis in these patients is typically poor. Regardless of starting dose and including the dose-escalation portion of the ARROW trial, the RET-fusion NSCLC patients have been on treatment up to 24 months.

For clinical activity data, NSCLC and MTC patients were evaluable if they were enrolled as of November 14, 2018 with follow-up through the data cutoff date, which enabled them to have at least two radiographic scans. Tumor response was assessed by Response Evaluation Criteria in Solid Tumors, or RECIST, version 1.1.

Clinical Activity Data — RET-Fusion NSCLC. As of the data cutoff date, 48 patients with RET-fusion NSCLC were evaluable for response assessment, including 35 patients previously treated with platinum-based chemotherapy.

●Nearly all patients (90 percent) had radiographic tumor reductions.
●The ORR was 60 percent (one complete response, or CR, and 20 partial responses, or PRs); all responses were confirmed), and the disease control rate, or DCR, was 100 percent in the patients previously treated with platinum-based chemotherapy.
●The ORR was 71 percent (five confirmed PRs) in seven patients naïve to prior systemic treatment.
●Across all patients, the median DOR was not reached, and 82 percent of responders remained on treatment as of the data cutoff date.
●In nine patients with measurable brain metastases, 78 percent had shrinkage of brain metastases.
●No patients starting at the 400 mg QD dose had disease progression due to new brain involvement.
●Pralsetinib was highly active regardless of RET fusion partner, including RET-KIF5B and RET-CCDC6.

Clinical Activity Data — RET-Mutant MTC and Other RET-Altered Cancers. As of the data cutoff date, 32 patients with RET-mutant MTC were evaluable for response assessment, including 16 patients previously treated with the multi-kinase inhibitors cabozantinib or vandetanib.

●The ORR was 63 percent (nine confirmed PRs, one PR pending confirmation) and the DCR was 94 percent in RET-mutant MTC patients previously treated with cabozantinib or vandetanib.
●Across all RET-mutant MTC patients, the median DOR was not reached and all responders remained on treatment as of the data cutoff date, with treatment durations up to 15.6 months for patients receiving a starting dose of 400 mg QD.

As of the data cutoff date, clinical activity data were reported in patients with other RET-altered cancers:

●Six patients with PTC were evaluable for response assessment by RECIST version 1.1. In these patients, the ORR was 83 percent (three confirmed PRs, two PRs pending confirmation).
●Five patients with PTC have remained on treatment for one year or longer, and eight patients with PTC remained on treatment as of the data cutoff date.
●Additional responses were observed in patients with other RET-fusion cancers, including pancreatic cancer (one confirmed PR, one PR pending confirmation) and intrahepatic bile duct carcinoma (one confirmed PR).

Four patients (two with RET-fusion NSCLC, two with RET-mutant MTC) enrolled in the ARROW trial were previously treated with selpercatinib. Among them:

●Two patients had a PR, one of which was confirmed as of the data cutoff date, and one of which was pending as of the data cutoff date and subsequently confirmed prior to the presentation.
●One patient had stable disease with radiographic tumor reductions and remained on treatment as of the data cutoff date.

Safety Data. As of the data cutoff date, 226 patients received a starting dose of 400 mg QD and were evaluable for safety. Across all patients, pralsetinib was well-tolerated and most AEs reported by investigators were Grade 1 or 2. Across all grades, the most common treatment-emergent AEs (regardless of relationship to pralsetinib) reported by investigators (≥15 percent) were constipation, hypertension, increased aspartate aminotransferase, neutropenia, diarrhea, fatigue, anemia, increased alanine aminotransferase and increased blood creatinine. Investigator-reported Grade 3 or 4 treatment-related AEs (≥2 percent) included neutropenia, hypertension, anemia, increased blood creatine phosphokinase and leukopenia.

Across all patients, only four percent of patients discontinued treatment with pralsetinib due to treatment-related AEs. Seven percent of patients with RET-fusion NSCLC discontinued treatment with pralsetinib due to treatment-related AEs, and no patients with RET-mutant MTC discontinued treatment with pralsetinib due to treatment-related AEs.

Top-line Data Reported for Pralsetinib in NSCLC Patients in January 2020

Top-line efficacy data were reported for patients treated with pralsetinib who were evaluable for response assessment per RECIST version 1.1, as determined by blinded independent central review, as of a data cutoff date of November 18, 2019. All patients received the proposed dose of 400 mg QD.

In 80 patients with RET fusion-positive NSCLC previously treated with platinum-based chemotherapy, the ORR was 61 percent (95% confidence interval, or CI: 50-72%) per independent central review (two responses pending confirmation). Overall, 95 percent of patients had tumor shrinkage, including 14 percent of patients with complete regression of target tumors. The median DOR was not reached (95% CI: 11.3 months, not estimable).

In 26 patients with treatment-naïve RET fusion-positive NSCLC, the ORR was 73 percent (95% CI: 52-88%) per independent central review (all responses confirmed), with 12 percent of patients achieving CR. All patients had tumor shrinkage.

Top-line safety data were consistent with those reported at the ASCO Annual Meeting in June 2019. Pralsetinib was well-tolerated, and most AEs were Grade 1 or 2. Across all patients enrolled in the ARROW trial treated with the proposed dose of 400 mg QD (N=354), only four percent of patients discontinued treatment with pralsetinib due to treatment-related AEs.

Phase 3 AcceleRET Lung Trial

We recently announced the activation of the first trial site for the AcceleRET Lung trial evaluating pralsetinib in patients with first-line RET fusion-positive NSCLC. The primary objective of the AcceleRET Lung trial is to evaluate the potential of pralsetinib to extend progression free survival, or PFS, compared to platinum-based chemotherapy with or without pembrolizumab in patients with first-line RET fusion-positive NSCLC. The trial’s primary endpoint is PFS, and secondary endpoints include OS, ORR and DOR.

Avapritinib — Gastrointestinal Stromal Tumors (GIST)

Disease Overview

GIST is a rare disease that is a sarcoma of the GI tract. Tumors arise within cells in the wall of the GI tract and occur most often in the stomach or small intestine. Most patients are diagnosed between the ages of 50-80 with diagnosis triggered by GI bleeding, incidental findings during surgery or imaging, or in rare cases acute presentation due to tumor rupture or GI obstruction. The standard workup at primary presentation includes pathologic confirmation and imaging to assess extent of disease.

The GIST treatment paradigm has advanced dramatically over the past years. Patients diagnosed with localized disease undergo potentially curative tumor resection, while imatinib is given to high risk resected patients to prolong the time to recurrence. The advent of imatinib has improved the prognosis of patients with unresectable or metastatic disease to a five-year median overall survival. Unresectable or metastatic patients typically receive imatinib, followed by sunitinib and regorafenib as the disease progresses.

For patients with KIT-driven GIST, current medical therapies slow the course of disease, but progression is inevitable in most cases. Up to 50% of patients treated with frontline imatinib relapse within approximately 18 months. Of the secondary resistance mutations that lead to relapse, many of the mutations confer resistance to current treatments. A therapy that effectively suppresses a broad spectrum of KIT mutations and that is potentially amenable to combinations with existing agents is needed.

Patients with PDGFRA D842V-driven GIST have great unmet medical need, as no approved medical therapies are effective. Progression can occur within as little as three months, and the median overall survival is 15 months for patients with advanced disease.

GIST is a tumor type that depends on continued signaling of a single, aberrantly active kinase. Most GISTs result from primary mutations in KIT or PDGFRA. Approximately 80% of patients have KIT-driven GIST. Imatinib effectively inhibits most KIT primary mutations. However, over time, secondary mutations occur elsewhere in the KIT gene that lead to kinase activation despite the presence of imatinib, thereby leading to disease progression. The most common mutation in the PDGFRA gene is D842V, found in approximately 5-6% of frontline GIST patients. Currently, AYVAKIT is the only FDA-approved treatment for patients with D842V mutant PDGFRA-driven GIST. PDGFRA has a very similar active site structure to KIT, and the PDGFRA D842V mutation is homologous to KIT D816V.

AYVAKIT (avapritinib) — FDA-Approved Therapy for Unresectable or Metastatic GIST Harboring a PDGFRA Exon 18 Mutation

We are developing avapritinib for the treatment of GIST, a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the GI tract. Avapritinib is an orally available, potent and highly selective inhibitor that targets KIT and PDGFRA mutations. These mutations abnormally activate receptor tyrosine kinases that are drivers of GIST.

In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. The efficacy of AYVAKIT was established from 43 patients in the NAVIGATOR trial with unresectable or metastatic GIST harboring PDGFRA exon 18 mutations, including 38 patients with PDGFRA D842V mutations. The safety of AYVAKIT in patients with unresectable or metastatic GIST was evaluated in 204 patients who received 300 mg QD or 400 mg QD dosing in the NAVIGATOR trial.

In addition, the FDA has granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. The FDA has also granted orphan drug designation to avapritinib for the treatment of GIST and fast track designation to avapritinib for (i) the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and (ii) the treatment of patients with unresectable or metastatic GIST with the PDGFRA D842V mutation regardless of prior therapy.

Avapritinib — Clinical Development for Patients with Advanced GIST

We are also developing avapritinib for the treatment of third-line and later GIST (including fourth-line GIST). We are currently evaluating avapritinib for the treatment of GIST in the VOYAGER trial. The FDA is currently reviewing our NDA for avapritinib for the treatment of fourth-line GIST, and this application has a PDUFA action date of May 14, 2020. As part of the review, the FDA has requested top-line data from our VOYAGER trial. We expect to provide the top-line data to the FDA early in the second quarter of 2020 to enable the FDA to take action by the PDUFA action date and we also expect to report the top-line data in the second quarter of 2020.

Based on data from the VOYAGER trial, we plan to submit a supplemental NDA to the FDA for avapritinib for the treatment of third-line GIST in the second half of 2020. In addition, the EMA is currently reviewing our MAA for the treatment of adult patients with PDGFRA D842V mutant GIST, regardless of prior therapy, and we anticipate a decision from the European Commission in the third quarter of 2020. We plan to pursue an MAA for third-line and later GIST (including fourth-line GIST) based on data from our VOYAGER trial.

The FDA has granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. The FDA has also granted orphan drug designation to avapritinib for the treatment of GIST and fast track designation to avapritinib for (i) the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and (ii) the treatment of patients with unresectable or metastatic GIST with the PDGFRA D842V mutation regardless of prior therapy. In addition, the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST.

Phase 1 NAVIGATOR Trial

The NAVIGATOR trial is a registration-enabling trial designed to evaluate the safety, tolerability and clinical activity of avapritinib in patients with unresectable or metastatic GIST. The trial consists of two parts, a dose escalation portion and an expansion portion. Trial objectives include assessing response using blinded central radiology review, as well as pharmacokinetics and pharmacodynamic measures. The NAVIGATOR trial has completed patient enrollment.

Data Presented at ASCO Annual Meeting in June 2019 for Fourth-Line GIST

As of a data cutoff date of November 16, 2018, 204 patients were treated with avapritinib at a starting dose of 300 or 400 mg QD in the NAVIGATOR trial. Patients with fourth-line or later GIST had a median of four prior lines of therapy (ranging from three to 11) prior to receiving avapritinib.

Clinical Activity Data. As of the data cutoff date, 111 patients with fourth-line GIST were treated at a starting dose of 300 or 400 mg QD and evaluable for response assessments. Patients were evaluable if they had at least one centrally reviewed radiographic scan, and data were based on modified RECIST version 1.1 for GIST.

In evaluable patients with fourth-line GIST:

●The ORR was 22 percent, with one confirmed CR and 23 PRs (one pending confirmation).
●The median DOR was 10.2 months.
●Median follow-up was 10.8 months.

Safety Data. Avapritinib had a favorable safety profile in patients treated at a starting dose of 300 or 400 mg QD, with most AEs determined by investigators to be Grade 1 or 2 as of the data cutoff date. Across all patients treated with avapritinib as of the data cutoff date, eight percent of patients discontinued treatment with avapritinib due to treatment-related AEs. A lower incidence of commonly reported AEs was reported at 300 mg QD dosing compared to 400 mg QD dosing.

Across all grades, the most common treatment-emergent AEs (regardless of relationship to avapritinib) reported by investigators (≥25 percent) were nausea, fatigue, anemia, cognitive effects, periorbital edema, vomiting, decreased appetite, diarrhea, increased lacrimation and peripheral edema. Investigator-reported Grade 3 or 4 treatment-related AEs (≥2 percent) included anemia, fatigue, cognitive effects, increased blood bilirubin, diarrhea, hypophosphatemia, decreased neutrophil count, neutropenia and lymphopenia.

Phase 3 VOYAGER Trial

The VOYAGER trial is a global, open-label, randomized, registration-enabling Phase 3 trial designed to evaluate the safety and efficacy of avapritinib versus regorafenib in patients with third- or fourth-line GIST. The trial is designed to enroll patients randomized 1:1 to receive either avapritinib or regorafenib at multiple sites. The trial’s primary endpoint is PFS and secondary endpoints include ORR, OS and European Organisation for Research and Treatment of Cancer Quality of Life individual scores in patients. We expect to provide the top-line data to the FDA early in the second quarter of 2020 and report the top-line data in the second quarter of 2020.

Fisogatinib — Hepatocellular Carcinoma

Disease Overview

Liver cancer is the second leading cause of cancer-related deaths worldwide, and HCC accounts for most liver cancers. The highest incidence of HCC occurs in regions with endemic hepatitis B virus, or HBV, including Southeast Asia and sub-Saharan Africa. In the U.S., HCC is the fastest rising cause of cancer-related death. Over the past two decades, the incidence of HCC has tripled while the five-year survival rate has remained below 12%.

Cirrhosis is a key risk factor for HCC — the disease etiology varies by geography with the common theme of chronic conditions that lead to cirrhosis. In North America, the main risk factors for cirrhosis are infection with hepatitis C virus, or HCV, followed by HBV infection, alcohol consumption and nonalcoholic steatohepatitis. In the European Union, the main risk factors for cirrhosis are HCV, HBV and alcohol consumption. In Asia and sub-Saharan Africa, the major risk factor is chronic HBV infection.

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

Despite advances in the treatment of HCC, including the approvals of nivolumab, pembrolizumab and levantinib, the prognosis for patients with advanced HCC remains poor, and there is a significant unmet need for new treatments for HCC, including FGFR4-driven HCC. Patients diagnosed at an early stage receive potentially curative transplant, resection or ablative therapies. Treatments for intermediate to advanced stage patients include high-dose chemotherapy delivered directly to the liver (transarterial chemoembolization), the multi-kinase inhibitors sorafenib, regorafenib, cabozantinib and levantinib, and the immunotherapies nivolumab and pembrolizumab. There are no approved treatments that selectively target FGFR4. Sorafenib and levantinib have overall response rates of 2% and 19%, respectively, in treatment-naïve patients. Nivolumab, pembrolizumab, regorafenib and cabozantinib have overall response rates ranging from 4 to 17% in patients previously treated with or intolerant to sorafenib. In clinical practice, patients often require dose modifications or discontinue therapy with multi-kinase inhibitors due to tolerability issues. There is a clear need for medical therapies with a favorable risk-benefit profile and the potential be used alone or in combination with other approved or emerging therapies for advanced HCC.

The FGFR4 signaling pathway is a promising new driver for the development of molecularly targeted therapy in HCC. The link between aberrant FGFR4 signaling and HCC was first established when an amplicon, a region of replicated DNA, that includes FGF19, the ligand that activates FGFR4, was identified in HCC patients. We estimate that more than 5% of tumors of HCC patients have this amplicon. The physiologic role of the receptor, FGFR4, and its ligand, FGF19, is to regulate bile acid metabolism in hepatocytes and liver regeneration following injury. FGF19 is normally produced in the small intestine and signals to hepatocytes through an endocrine mechanism. FGF19 forms an active signaling complex together with FGFR4 and its co-receptor Klotho-β. Signaling of the active complex leads to decreased CYP7A1 transcription with a resultant decrease in bile acid synthesis, as well as increased growth, proliferation and survival signals.

Subsequent data suggest that FGFR4 signaling is a driver in a subset of HCC patients in whom the pathway is aberrantly activated. In these patients, FGF19 is overexpressed in hepatocytes (which do not normally express FGF19), leading to autocrine signaling and tumor growth. Pre-clinical experiments in a genetically engineered mouse model demonstrate that exogenous FGF19 expression is sufficient to induce liver tumor growth and that tumorigenesis is dependent on FGFR4. The three elements that constitute an active FGFR4 signaling complex, FGF19, FGFR4 and Klotho-β, are expressed together uniquely in HCC, although it is possible that they may also occur in rare cases of other solid tumors.

We have used our novel drug discovery platform to identify a potentially broader target responder population in addition to the FGF19-amplified patient population. We estimate that approximately 25% of HCC tumors overexpress FGF19 without amplification. We have also demonstrated a significant anti-tumor response with an FGFR4 inhibitor in an HCC patient-derived xenograft model that overexpresses FGF19 in the absence of amplification. Some of these results were published in Cancer Discovery in 2015. We estimate that approximately 30% of patients have FGFR4-activated HCC, and data suggest patients with HCC patients with FGFR4 pathway activation resulting in activation of the FGFR4 pathway generally have poor outcomes relative to other HCC patients.

Fisogatinib — Clinical Development for Patients with Advanced HCC

We are developing fisogatinib for the treatment of advanced HCC. Fisogatinib is an investigational, orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with HCC, the most common type of liver cancer. We are currently evaluating fisogatinib in an ongoing Phase 1 clinical trial in patients with advanced HCC. As part of our collaboration with CStone, we are also evaluating fisogatinib in combination with CS1001, a clinical-stage anti-PDL1 immunotherapy being developed by CStone, for the treatment of locally advanced or metastatic HCC in an ongoing Phase 1b/2 trial conducted in multiple clinical sites in China. See “—Collaborations and Licenses” below for more information. The FDA has granted orphan drug designation to fisogatinib for the treatment of HCC.

Collaborations and Licenses

Roche

In March 2016, we entered into a collaboration and license agreement, or the Roche agreement, as may be amended from time to time, with Roche for the discovery, development and commercialization of small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. As a result of an amendment to the Roche agreement in the fourth quarter of 2019, we and Roche are currently conducting activities for up to four programs under the collaboration. In the fourth quarter of 2019, we and Roche announced one of the kinase targets under the collaboration, MAP4K1, which is believed to play a role in T cell regulation.

Under the Roche agreement, Roche was initially granted up to five option rights to obtain an exclusive license to exploit products derived from the collaboration programs in the field of cancer immunotherapy. Such option rights are triggered upon the achievement of Phase 1 proof-of-concept. For up to two collaboration programs, if Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed products. For up to two collaboration programs, if Roche exercises its option, we will retain commercialization rights in the U.S. for the licensed products, and Roche will receive commercialization rights outside of the U.S. for the licensed products. We will also retain worldwide rights to any products for which Roche elects not to exercise its applicable option. Prior to

Roche’s exercise of an option, we will have the lead responsibility for drug discovery and pre-clinical development of all collaboration programs. In addition, we will have the lead responsibility for the conduct of all Phase 1 clinical trials other than those Phase 1 clinical trials for any product in combination with Roche’s portfolio of therapeutics, for which Roche will have the right to lead the conduct of such Phase 1 clinical trials. Pursuant to the Roche agreement, the parties will share the costs of Phase 1 development for each collaboration program. In addition, Roche will be responsible for post-Phase 1 development costs for each licensed product for which it retains global commercialization rights, and we and Roche will share post-Phase 1 development costs for each licensed product for which we retain commercialization rights in the U.S.

We received an upfront cash payment of $45.0 million in March 2016 upon execution of the Roche agreement, and subject to the terms of the Roche agreement, we will be eligible to receive up to approximately $940.0 million in contingent option fees and milestone payments related to specified research, pre-clinical, clinical, regulatory and sales-based milestones. Of the total contingent payments, up to approximately $190.0 million are for option fees and milestone payments for research, pre-clinical and clinical development events prior to licensing across all four potential collaboration programs. In the second quarter of 2018, we achieved and received a $10.0 million research milestone payment. In the fourth quarter of 2019, we achieved and received an $8.0 million research milestone payment. In addition, for any licensed product for which Roche retains worldwide commercialization rights, we will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which we retain commercialization rights in the U.S., we and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

Under the Roche agreement, each party has granted the other party specified intellectual property licenses to enable the other party to perform its obligations and exercise its rights under the Roche agreement, including license grants to enable each party to conduct research, development and commercialization activities pursuant to the terms of the Roche agreement. Following Roche’s exercise of its option with respect to the collaboration programs for which it will obtain worldwide rights, we will grant Roche an exclusive license under our intellectual property to develop and commercialize the licensed products generated through such collaboration program. Similarly, Roche will grant us an exclusive license under Roche’s intellectual property to develop and commercialize licensed products in the U.S. for the collaboration programs on which we will retain rights in the U.S., with Roche receiving a license under our intellectual property to develop and commercialize such licensed products outside of the U.S.

Subject to the terms and conditions of the Roche agreement, we have agreed to work exclusively with Roche with respect to each collaboration target. We are not obligated to work exclusively with Roche within the field of cancer immunotherapy. In addition, subject to specified exceptions, Roche has a right of first negotiation in the event that we desire to grant any third party rights to develop or commercialize a licensed product under either of the collaboration programs for which we will retain commercialization rights in the U.S. Roche’s right of first negotiation will not apply in connection with a change of control of us, an assignment by us in accordance with the terms of the Roche agreement or certain agreements with contract research organizations, contract manufacturing organizations, academic institutions, not-for-profit third parties or distributors.

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

CStone

On June 1, 2018, we entered into a collaboration and license agreement, or the CStone agreement, with CStone pursuant to which we granted CStone exclusive rights to develop and commercialize avapritinib, pralsetinib and fisogatinib, including certain back-up forms and certain other forms thereof, which we refer to collectively as the licensed products, in the CStone territory, either as a monotherapy or as part of a combination therapy. We will retain exclusive rights to the licensed products outside the CStone territory.

We received an upfront cash payment of $40.0 million, and subject to the terms of the CStone agreement, will be eligible to receive up to approximately $346.0 million in milestone payments, including $118.5 million related to development and regulatory milestones and $227.5 million related to sales-based milestones. In addition, CStone will be obligated to pay us tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone will be responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone territory that will be shared by us and CStone. During the year ended December 31, 2019, we achieved several development and regulatory milestones resulting in an aggregate of $12.0 million in milestone payments paid or payable by CStone under the CStone agreement.

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

Clementia

On October 15, 2019, we entered into a license agreement, or the Clementia agreement, with Clementia, a wholly-owned subsidiary of Ipsen S.A. Under the Clementia agreement, we granted an exclusive, worldwide, royalty-bearing license to Clementia to develop and commercialize BLU-782, an oral, highly selective investigational ALK2 inhibitor in Phase 1 clinical development for the treatment of FOP, as well as specified other compounds related to the BLU-782 program, which we refer to as the Clementia licensed products.

We received an upfront cash payment of $25 million, and subject to the terms of the Clementia agreement, we will be eligible to receive up to $510.0 million in other payments and potential development, regulatory and sales-based milestone payments for the Clementia licensed products. In addition, Clementia is obligated to pay to us royalties on aggregate annual worldwide net sales of Clementia licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and to purchase specified manufacturing inventory from our company.

Under the terms of the Clementia agreement, we will be responsible for specified activities during a transition period, including the completion of all activities necessary for database lock for the ongoing Phase 1 clinical trial in healthy volunteers, and Clementia will be responsible for conducting all other development and commercialization activities related to the Clementia licensed products, including the design, timing and conduct of any Phase 2 clinical trial evaluating BLU-782 for the treatment of FOP.

During the term of the agreement, we have agreed not to exploit any compound covered by the licensed patents for the treatment of FOP or multiple osteochondromas, or MO. In addition, with respect to any small molecule compound not covered by the licensed patents, we have agreed not to research, develop or manufacture any small molecule compound for the treatment of FOP or MO for a period of five years from the effective date of the Clementia agreement and not to commercialize any small molecule compound for the treatment of FOP or MO for a period of seven years from the effective date of the Clementia agreement.

Unless earlier terminated in accordance with the terms of the Clementia agreement, the agreement will expire on a country-by-country, licensed product-by-licensed product basis on the date when no royalty payments are or will become due. Clementia may terminate the agreement at any time on or after the second anniversary of the effective date of the agreement upon at least 12 months’ prior written notice to us, which cannot be delivered before the first anniversary of the effective date. Either party may terminate the agreement for the other party’s uncured material breach or insolvency and in certain other circumstances agreed to by the parties. In certain termination circumstances, we are entitled to retain specified licenses to be able to continue to exploit the Clementia licensed products.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for avapritinib, pralsetinib, fisogatinib and BLU-263, as well as our core technologies, including our novel target discovery engine, our proprietary compound library, and other know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary or intellectual property rights. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S., international and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We file patent applications directed to AYVAKIT and our drug candidates in an effort to establish intellectual property positions regarding these new chemical entities as well as uses of these new chemical entities in the treatment of diseases and to other technologies, including patient selection markers and diagnostic discoveries that may be useful with our drug and drug candidates. We also file patent applications directed to novel fusions that we have discovered through our target discovery engine and the use of these fusions in diagnosing and treating disease. As of January 31, 2020, we owned 31 issued U.S. patents, 19 pending U.S. patent applications, 12 pending U.S. provisional applications, 38 issued foreign patents, 141 foreign pending patent applications, and five pending Patent Cooperation Treaty, or PCT, international patent applications. The foreign issued patents and patent applications are in a number of jurisdictions, including Argentina, Australia, Brazil, Canada, China, the European Union, Gulf Cooperation Council, Hong Kong, Israel, Japan, South Korea, Mexico, New Zealand, Philippines, Russia, Singapore, South Africa, and Taiwan. Our issued patents and pending patent applications pertain to our pipeline, including our programs for avapritinib, pralsetinib, fisogatinib, BLU-263 as well as additional kinase discovery programs and novel recurrent fusions.

The intellectual property portfolios for our most advanced programs as of January 31, 2020 are summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO and by patent offices in other countries are often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below.

KIT and PDGRFA Program — AYVAKIT (avapritinib) and BLU-263

The intellectual property portfolio for our KIT and PDGFRA program contains patent applications directed to compositions of matter for avapritinib, BLU-263 and analogs thereof, compositions of matter for KIT and PDGFRA inhibitors with different compound families, as well as methods of use and manufacture. As of January 31, 2020, we owned nine issued U.S. patents, 10 issued foreign patents, including one European patent validated in 38 countries, two pending U.S. non-provisional patent applications, seven pending U.S. provisional applications, one pending PCT international patent application and 21 pending foreign patent applications directed to our KIT and PDGFRA program, including avapritinib and BLU-263. The patents that have issued or will issue covering our KIT and PDGFRA program will have a statutory expiration date between 2034 and 2040. Patent term adjustments or patent term extensions could result in later expiration dates.

RET Program — Pralsetinib

The intellectual property portfolio for our RET program contains patent applications directed to compositions of matter for pralsetinib and analogs and compositions of matter for RET inhibitors with different compound families, as well as methods of use. As of January 31, 2020, we owned five issued U.S. patents, four pending U.S. non-provisional patent applications, two pending PCT international applications and 30 pending foreign patent applications directed to our RET program, including pralsetinib. The patents that have issued or will issue covering our RET program will have a statutory expiration date between 2036 and 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

FGFR4 Program — Fisogatinib

The intellectual property portfolio for our FGFR4 program contains patent applications directed to compositions of matter for fisogatinib and analogs and compositions of matter for FGFR4 inhibitors with different compound families as well as methods of use. As of January 31, 2020, we owned eight issued U.S. patents, three pending U.S. patent applications, one pending PCT international application, 31 pending foreign patent applications and 22 issued foreign patents directed to our FGFR4 program, including fisogatinib. The patents that have issued or will issue covering our FGFR4 program will have a statutory expiration date between 2033 and 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

Platform

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of January 31, 2020, we owned six issued U.S. patents, seven pending U.S. patent applications, seven pending European Union patent applications and five issued European patent directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or the USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. See “— Government Regulation — U.S. Patent Term Restoration and Marketing Exclusivity” below for additional information on such exclusivity. In the future, if and when our drug candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each drug and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our drug, drug candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the U.S. that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us, which is highly unpredictable. In addition, because of the extensive time required for clinical development and regulatory review of a drug or drug candidate we may develop, it is possible that, before any of our approved drugs or drug candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide.

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators, third-party service providers, and scientific advisors, and non-competition, non-solicitation, confidentiality, and invention assignment agreements with our employees. We have also executed agreements requiring assignment of inventions with selected scientific advisors, consultants and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that these agreements will afford us adequate protection of our intellectual property and proprietary information rights.

With respect to the building of our proprietary compound library, we consider trade secrets and know-how to be our primary intellectual property. Trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our discovery platform, these trade secrets and know-how will over time be disseminated within the industry through independent development and public presentations describing the methodology.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. AYVAKIT and any other drug candidates that we successfully develop and commercialize will compete with existing drugs and new drugs that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology and other related markets that address inhibition of kinases in cancer and other rare diseases. There are other companies working to develop therapies in the field of kinase inhibition for cancer and other diseases. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of AYVAKIT and our current or future drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostic tests in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

AYVAKIT or our drug candidates, if approved for the indications for which we are currently conducting or planning clinical trials, will compete with the drugs discussed below and will likely compete with other drugs that are currently in development.

SM

We are developing avapritinib for SM, including advanced SM and indolent and smoldering SM, and we are developing BLU-263 for the treatment of indolent SM and other mast cell disorders. If avapritinib receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin, a multi-kinase inhibitor with KIT D816V inhibitory activity. In addition, if avapritinib is approved for advanced SM or if avapritinib or BLU-263 are approved for indolent SM, they may face competition from other drug candidates in development for these indications, including drug candidates being developed by AB Science S.A. and Allakos Inc.

GIST

We are developing avapritinib for advanced GIST. Currently, AYVAKIT is the only FDA-approved treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. If avapritinib receives marketing approval for third-line GIST, it will face competition from Bayer AG’s regorafenib, and if avapritinib receives marketing approval for second-line GIST, it will face competition from Pfizer Inc.’s sunitinib. In addition, AYVAKIT may face competition from drug candidates in development for GIST, including PDGFRA D842V mutant GIST, including those being developed by AB Science S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Deciphera Pharmaceuticals, LLC, Exelixis, Inc., Ningbo Tai Kang Medical Technology Co. Ltd. and Xencor, Inc.

RET-altered Cancers

We are developing pralsetinib for patients with RET-altered NSCLC, MTC and other advanced solid tumors. If pralsetinib receives marketing approval for patients with RET-driven cancers, it may face competition from other drug candidates in development, including those being developed by AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Loxo Oncology, Inc., a wholly-owned subsidiary of Eli Lilly and Company, Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. Roche, Stemline Therapeutics, Inc., and Turning Point Therapeutics, Inc., as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, sorafenib, sunitinib and vandetinib.

HCC

We are developing fisogatinib for patients with advanced HCC. If fisogatinib receives marketing approval for patients with FGFR4-activated HCC, it will face competition from Bristol-Myers Squibb Company’s nivolumab and Merck & Co., Inc.’s pembrolizumab, immune checkpoint inhibitors approved by the FDA for the treatment of HCC, as well as sorafenib, cabozantinib, regorafenib and lenvatinib, multi-kinase inhibitors approved for the treatment of HCC. In addition, fisogatinib may face competition from other drug candidates in development by Abbisko Therapeutics Co., Ltd, AstraZeneca plc, Bayer AG, Celgene Corporation, Eisai Inc., H3 Biomedicine Inc., Incyte Corporation, Johnson & Johnson, Novartis AG, Sanofi S.A., Taiho Pharmaceutical Co., Ltd., U3 Pharma GmbH, a wholly-owned subsidiary of Daiichi Sankyo Company, Limited, and Xoma Ltd.

Commercialization

Our vision is to leverage our scientific platform to design innovative first-in-class or best-in-class medicines targeting novel kinase biology and become a leading platform-enabled, fully-integrated, global precision therapy company focused on discovering, developing and commercializing a portfolio of precision therapies to patients with cancer and rare diseases. We have established our own commercial organization in the U.S. in connection with our commercial launch of AYVAKIT in January 2020. We are continuing to expand our commercialization capabilities and to build our distribution capabilities with an initial focus on the U.S. and Europe.

We believe our portfolio strategy focused on genomically defined cancers, rare diseases and cancer immunotherapy will allow us to efficiently commercialize any approved drugs in the U.S. and Europe on our own initially and worldwide longer-term, using a small and highly specialized sales force similar to those of other rare disease companies. However, we may also establish collaborations with pharmaceutical companies to leverage their capabilities to maximize the potential of our pipeline. We currently have worldwide development and commercialization rights to avapritinib, pralsetinib and fisogatinib, other than the rights licensed to CStone for these drug candidates in the CStone territory.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for pre-clinical and clinical testing, as well as for commercial manufacture of any drug we may commercialize. To date, we have obtained materials for avapritinib, pralsetinib, BLU-263 and fisogatinib for our for our ongoing and planned clinical testing from third-party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have a long-term supply arrangement in place. Although we may enter into long-term supply arrangements for the commercial supply of AYVAKIT in the future, we currently obtain our supplies of AYVAKIT from these manufactures on a purchase order basis and may continue to do so in the near future.

We do not currently have arrangements in place for redundant supply for commercial active pharmaceutical ingredient, or API, and drug substance or for clinical and commercial drug product. As we have done for AYVAKIT, for all of our drug candidates, we intend to identify and qualify additional manufacturers to provide the API, drug substance and drug product prior to submission of an NDA to the FDA and/or an MAA to the EMA.

Avapritinib, pralsetinib, BLU-263 and fisogatinib are compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue developing drug candidates that can be produced cost-effectively at contract manufacturing facilities.

Under the terms of our agreements related to the development and commercialization of companion diagnostic tests, third parties are responsible for the commercialization of companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, pralsetinib in order to identify NSCLC patients with RET fusions and fisogatinib in order to identify HCC patients with FGFR4 pathway activation. We generally expect to rely on third parties for the manufacture of any other companion diagnostic tests we may seek to develop.

Government Regulation

Government authorities in the U.S. at the federal, state and local level and in other countries extensively regulate, among other things, the research and clinical development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of drug products, such as those we are developing. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.

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

U.S. Drug Development

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. Our drug candidates must be approved by the FDA through the NDA process before they may be legally marketed in the U.S. The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

●completion of extensive nonclinical tests, sometimes referred to as pre-clinical laboratory tests, animal studies and formulation studies performed in accordance with applicable regulations, including the FDA’s good laboratory practice, or GLP, regulations;
●submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be actively maintained, including by submitting annual reports;
●performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical trial-related regulations, sometimes referred to as good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug for its proposed indication;
●submission to the FDA of an NDA for a new drug;
●a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
●review of the drug candidate by an FDA advisory committee, where appropriate or if applicable;
●payment of user fees for FDA review of the NDA (unless a fee waiver applies);
●satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the API and finished drug product are produced to assess compliance with the FDA’s current good manufacturing practice, or cGMP, requirements;
●potential FDA audit of the pre-clinical study sites and/or clinical trial sites that generated the data in support of the NDA; and
●FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the U.S.

The data required to support an NDA is generated in two distinct development stages: pre-clinical and clinical. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the pre-clinical tests must comply with federal regulations, including GLPs, where applicable. The sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the pre-clinical data, general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective

30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

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

Clinical trials are generally conducted in three sequential phases that may overlap or be combined, known as Phase 1, Phase 2 and Phase 3 clinical trials. Phase 1 clinical trials for oncology indications generally involve a small number of disease-affected patients who are treated with the drug candidate in escalating dose cohorts. The primary purpose of these clinical trials is to determine the MTD, or a recommended dose if the MTD is not achieved, assess the pharmacokinetic, or PK, profile, pharmacologic action, side effect tolerability and safety of the drug. Phase 1 clinical trials for oncology indications may also evaluate preliminary evidence of clinical activity. Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 clinical trials generally involve large numbers of patients (from several hundred to several thousand subjects) at multiple sites, in multiple countries and are designed to provide the data necessary to demonstrate the efficacy of the drug for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the drug and provide an adequate basis for physician labeling. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a drug during marketing. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 clinical trials.

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

NDA and FDA Review Process

Following trial completion, trial data are analyzed to assess safety and efficacy. The results of pre-clinical studies and clinical trials are then submitted to the FDA as part of an NDA, along with proposed labeling for the drug and information about the manufacturing process and facilities that will be used to ensure drug quality, results of analytical testing conducted on the chemistry of the drug, and other relevant information. The NDA is a request for approval to market the drug and must contain adequate evidence of safety and efficacy, which is demonstrated by extensive pre-clinical and clinical testing. The application includes both negative or ambiguous results of pre-clinical studies and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a use of a drug, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be offered for sale in the U.S.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fiscal year 2020 fee schedule, effective through September 30, 2020, the user fee for an application requiring clinical data, such as an NDA, is $2,942,965. PDUFA also imposes an annual prescription drug product program fee for human drugs ($325,424). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. In addition, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, for a new molecular entity the FDA has ten months from the filing date in which to complete its initial review of a standard NDA and respond to the applicant, and six months from the filing date for a priority NDA. The submission of a major amendment at any time during the review cycle may extend the PDUFA action date by up to three months. Only one extension can be given per review cycle. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed drug is safe and effective for its intended use, and whether the drug is being manufactured in accordance with cGMP to assure and preserve the drug’s identity, strength, quality and purity. The FDA may refer applications for novel drugs or drug candidates that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new drug to determine whether they comply with cGMPs. The FDA will not approve the drug unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the drug within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials by inspecting the sponsor or clinical trial sites to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, pre-clinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application or request a hearing. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

There is no assurance that the FDA will ultimately approve a drug product for marketing in the U.S. and we may encounter significant difficulties or costs during the review process. If a drug receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the drug. Further, the FDA may require that certain contraindications, warnings or precautions be included in the drug labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved drugs. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved drugs that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of drugs. Drug approvals may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

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

In addition, drugs studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Moreover, a sponsor can request designation of a drug candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval and priority review. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

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

Pediatric Trials

A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre-clinical studies, early phase clinical trials, and/or other clinical development programs.

Post-Marketing Requirements

Following approval of a new drug, a pharmaceutical company and the approved drug are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the drug, providing the regulatory authorities with updated safety and efficacy information, drug sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling, which is known as “off-label use”, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. There are also limitations on industry-sponsored scientific and educational activities. Modifications or enhancements to the drug or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process. Any distribution of prescription drugs and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, a part of the FDCA.

In the U.S., once a drug is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that drugs be manufactured in specific approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our drugs in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute drugs manufactured, processed or tested by them. Discovery of problems with a drug after approval may result in restrictions on a drug, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the drug from the market, and may require substantial resources to correct.

The FDA also may require post-approval commitments, which may include testing that are sometimes referred to as post-marketing studies or clinical studies, risk minimization action plans and post-marketing surveillance to monitor the effects of an approved drug or place conditions on an approval that could restrict the distribution or use of the drug. Discovery of previously unknown problems with a drug or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. The distribution of pharmaceutical drugs is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical drugs.

Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our drugs under development.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following drug approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the U.S., the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration for controlled substances, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments. In the U.S., sales, marketing and scientific/educational programs must also comply with state and federal fraud and abuse laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act. If drugs are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Drugs must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the voluntary recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Marketing exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described below, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and marketing the drug for this type of disease or condition will be recovered from sales in the U.S. In the European Union, the European Commission, after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products, or COMP, grants medicinal product designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union Community. In addition, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product.

In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity.

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

Regulation of Diagnostic Tests

We expect that our drug candidates may require use of a diagnostic to identify appropriate patient populations for our products. These diagnostics, often referred to as companion diagnostic tests, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. For example, we have entered into agreements with third parties to develop and commercialize companion diagnostic tests for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, pralsetinib in order to identify NSCLC patients with RET fusions and fisogatinib in order to identify HCC patients with FGFR4 pathway activation. In the U.S., the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, pre-clinical and clinical testing, premarket clearance or approval, establishment registration and device listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. We expect that any companion diagnostic test developed for our drug candidates will utilize the PMA pathway.

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

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

In the European Economic Area, or EEA (which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein), in vitro medical devices are required to conform with the essential requirements of the E.U. Directive on in vitro diagnostic medical devices (Directive No 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices it requires the intervention of an accredited EEA Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA.

European Drug Development

In the European Union, our future drugs may also be subject to extensive regulatory requirements. As in the U.S., medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the U.S., the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls. Although the current EU Clinical Trials Directive 2001/20/EC, or Clinical Trials Directive, has sought to harmonize the European Union clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the European Union Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the European Union countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, which is set to replace the Clinical Trials Directive. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System (CTIS), the centralized European Union portal and database for clinical trials foreseen by the regulation, through an independent audit. The regulation becomes applicable six months after the European Commission publishes notice of this confirmation The Clinical Trials Regulation will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

European Drug Review and Approval

In the United Kingdom and the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of drugs, such as biotechnology medicinal drugs, orphan medicinal drugs, and medicinal drugs containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for drugs containing a new active substance not yet authorized in the EEA, or for drugs that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

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

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the drug on the basis of scientific criteria concerning its quality, safety and efficacy.

European Chemical Entity Exclusivity

In the European Union, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Rest of the World Regulation

For other countries outside of the European Union and the U.S., such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, drug licensing, pricing and reimbursement vary from country to country. In all cases the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Data Privacy and Security Laws

Pharmaceutical companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. State laws may be more stringent, broader in scope or offer greater individual rights with respect to protected health information, or PHI, than HIPAA and state laws may differ from each other, which may complicate compliance efforts. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Many state laws govern the privacy of personal information in specified circumstances. For example, in California the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.

European Union member states, the United Kingdom, Switzerland and other jurisdictions have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EEA and the United Kingdom, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised.

Coverage and Reimbursement

Sales of our drugs will depend, in part, on the extent to which our drugs will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a drug is approved, sales of the drug will depend, in part, on the extent to which third-party payors, including government health programs in the U.S. such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

These third-party payors are increasingly reducing or restricting reimbursements for medical drugs and services. In addition, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates, if approved, or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of such drugs and have a material adverse effect on our sales, results of operations and financial condition.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we receive marketing approval. Any negotiated prices for our drugs covered by a Part D prescription drug plan may be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our drug candidates, if any such drug or the condition that they are intended to treat is the subject of a trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of our drug candidate. If third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.

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

In addition, other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare drugs and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

The 2017 Tax Cuts and Jobs Act, or TJCA, includes a provision repealing the individual mandate, effective January 1, 2019. Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating these subsidies, but on October 25, 2017, a federal judge in California denied their request for a restraining order. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors who argued the payments were owed to them. On December 10, 2019, the U.S. Supreme Court heard arguments in Moda Health Plan, Inc. v. United States, which will determine whether the government must make risk corridor payments. The U.S. Supreme Court’s decision will be released in the coming months, but we cannot predict how the U.S. Supreme Court will rule. In addition, the Centers for Medicare & Medicaid Services, the agency responsible for administering the Medicare program, or CMS, recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the health benefits required under the Affordable Care Act for plans sold through these marketplaces. There may be further action to repeal, replace or modify the Affordable Care Act. While any legislative and regulatory changes will likely take time to develop, and may or may not have an impact on the regulatory regime to which we are subject, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal drugs for which their national health insurance systems provide reimbursement and to control the prices of medicinal drugs for human use. A member state may approve a specific price for the medicinal drug or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal drug on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical drugs will allow favorable reimbursement and pricing arrangements for any of our drugs. Historically, drugs launched in the European Union do not follow price structures of the U.S. and generally tend to be significantly lower.

Other Healthcare Laws

We may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our drug candidates, if approved. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

In addition, the civil False Claims Act prohibits, among other things, knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of drug for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit annual reports to the CMS, which publicly posts the data on its website. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Employees

As of January 31, 2020, we had 383 full-time employees, including 114 employees with M.D. or Ph.D. degrees. Of these full-time employees, 221 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Investors and others should note that we announce material information to our investors using our corporate website (https://www.blueprintmedicines.com/), including without limitation the “Investors & Media” and “Presentations & Publications” sections, SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our company, our business, our drug and drug candidates and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on the “Investors & Media” section of our corporate website. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K.

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

Risks Related to Our Financial Position and Need for Additional Capital

We are a precision therapy company with a limited operating history. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We are a precision therapy company with a limited operating history on which investors can base an investment decision. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in April 2011. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking pre-clinical studies and conducting clinical trials for our drug candidates and establishing a commercial infrastructure. In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumors, or GIST, harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. We are also developing avapritinib for additional indications in the U.S. and other geographies. All of our drug candidates are still in pre-market preclinical and clinical development, with the exception of AYVAKIT.

We have not yet demonstrated our ability to successfully complete any large-scale or pivotal clinical trials. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We are in the early stages of transitioning from a company with a research focus to a company capable of supporting commercial activities and we have not yet demonstrated out ability to conduct large-scale sales and marketing activities necessary for successful commercialization. We may not be successful in such a transition.

Since inception, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing the active pharmaceutical ingredient, or API, drug substance and drug product material for use in pre-clinical studies and clinical trials, conducting pre-clinical studies and commencing clinical development, pre-commercial activities and the commercial launch of AYVAKIT. To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations, a license agreement and a debt financing. Through December 31, 2019, we have received an aggregate of $1.5 billion from such transactions, including $1.2 billion in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017, December 2017 and April 2019 follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $63.0 million in upfront and milestone payments under our collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, $50.0 million in upfront and milestone payments under our collaboration with CStone Pharmaceuticals, or CStone, a $25.0 million in upfront payment under our license agreement with Clementia Pharmaceuticals, Inc., or Clementia, and $10.0 million in gross proceeds from a debt financing. In addition, we received $308.2 million in estimated net proceeds from our January 2020 follow-on public offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Since inception, we have incurred significant operating losses. Our net losses were $347.7 million, $236.6 million, and $148.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $945.2 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, we will incur significant sales, marketing and outsourced-manufacturing expenses in connection with the commercialization of any of our approved drugs. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

To date, we have not generated substantial revenue from sales of AYVAKIT. We also have not obtained marketing approval for AYVAKIT outside of the U.S. or for any other indications, and we have not obtained marketing approval for any of our other drug candidates, which are in preclinical or clinical development stages. We do not expect to generate significant revenue from our drug candidates unless and until we obtain marketing approval of, and begin to sell, such drug candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●initiate and successfully complete clinical trials that meet their clinical endpoints;
●initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our drug candidates;
●continue to maintain and expand commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●establish and maintain a sales, marketing and distribution infrastructure to commercialize any medicines for which we have or may obtain marketing approval, including AYVAKIT; and
●achieve market acceptance of our drug candidates in the medical community and with third-party payors.

We expect to incur significant sales and marketing costs as we commercialize AYVAKIT and prepare to commercialize our drug candidates, if approved. Even if we initiate and successfully complete pivotal clinical trials of our drug candidates, and our drug candidates are approved for commercial sale, and despite expending these costs, our drug candidates may not be commercially successful. We may not achieve profitability soon after generating drug sales, if ever. If we are unable to generate drug revenue, we will not become profitable and may be unable to continue operations without continued funding.

We may need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our drug development programs or commercialization efforts.

The development of pharmaceuticals is capital-intensive. We are currently advancing avapritinib, pralsetinib and fisogatinib through clinical development, and we plan to submit an investigational new drug, or IND, application for BLU-263 for indolent SM in the first half of 2020. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates, including marketing approval for AYVAKIT for additional indications or in additional geographies. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of December 31, 2019, we had cash, cash equivalents and investments of $548.0 million. Based on our current operating plans, we believe that our existing cash, cash equivalents and investments including the $308.2 million in estimated net proceeds from our January 2020 follow-on public offering, together with anticipated product revenues but excluding any additional potential option fees, milestone payments or other payments under our collaboration or license agreements, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

●the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●the costs of securing manufacturing, packaging and labeling arrangements for development activities and commercial production, including API, drug substance and drug product material for use in pre-clinical studies, clinical trials, our compassionate use program and for use as commercial supply , as applicable;
●the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including avapritinib for additional indications or in additional geographies;
●the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of any of our approved drugs;
●the success of our collaborations with Roche and CStone and our license agreement with Clementia, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●the achievement of milestones or occurrence of other developments that trigger payments under our collaboration agreements with Roche and CStone or license agreement with Clementia, or any collaboration, partnership or license agreements that we may enter into in the future;
●the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;

●the extent to which we acquire or in-license other drugs, drug candidates or technologies and the terms of any such arrangements;
●the success of our current or future collaborations for the development of companion diagnostic tests;
●the success of our commercialization efforts and market acceptance for AYVAKIT or any of our future approved drugs;
●the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●the costs of continuing to expand our operations outside the U.S.

Identifying potential drug candidates and conducting pre-clinical development and testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals, including for avapritinib in additional indications or geographies, and achieve sales for any of our drug candidates that receive marketing approval. In addition, our approved drugs and drug candidates, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize any of our approved drugs or drug candidates. Dislocations in the financial markets have generally made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through collaborations, partnerships, licensing arrangements or otherwise at an earlier stage than would be desirable and we may be required to relinquish rights to some of our technologies, drugs or drug candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any of our approved drugs or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Roche and CStone and the license agreement with Clementia, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs, drugs or drug candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drugs and drug candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to Drug Development and Regulatory Approval

If we are unable to advance our drug candidates to clinical development, obtain regulatory approval for our drug candidates, including for avapritinib in additional indications or additional geographies, and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We have only three drug candidates in clinical development: avapritinib, pralsetinib and fisogatinib. All of our other drug candidates are currently in pre-clinical or earlier stages of development. We have invested significant efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our drugs and drug candidates. Our ability to generate drug revenues, if ever, will depend heavily on the successful development and commercialization of our drugs and drug candidates. Each of our drug candidates, including avapritinib for additional indications or in additional geographies, will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. Further clinical development, manufacturing and regulatory activities, and substantial investment will be required before we may obtain marketing approval for avapritinib in additional indications or geographies, if at all. In addition, for some of our drug candidates, in order to select patients most likely to respond to treatment and rapidly confirm mechanistic and clinical proof-of-concept, or to identify appropriate patients for any drug candidates for which we obtain approval, we may be required or we may seek to develop companion diagnostic tests, which are assays or tests to identify an appropriate patient population. For example, we have entered into agreements with third parties to develop and commercialize companion diagnostics for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions. Companion diagnostic tests are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our approved drugs and drug candidates will depend on several factors, including the following:

●successful enrollment in, and completion of, clinical trials, including our current clinical trials for avapritinib, pralsetinib and fisogatinib;
●successful completion of pre-clinical studies for our other drug candidates;
●approval of INDs to commence future clinical trials for BLU-263 and our other drug candidates;
●successful development of any companion diagnostic tests for use with our current or future drug candidates;
●receipt of regulatory approvals from applicable regulatory authorities;
●establishing commercial manufacturing capabilities or making arrangements with third-parties for clinical supply and commercial manufacturing, packaging and labeling and the receipt by such third-party manufacturers of requisite approvals to supply commercial inventories of our approved drugs and drug candidates;
●obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our drugs and drug candidates;
●successful commercialization of our approved drugs and drug candidates, if and when approved, whether alone or in collaboration with others;

●acceptance of our approved drugs and drug candidates, if and when approved, by patients, the medical community and third-party payors;
●effectively competing with other therapies;
●obtaining and maintaining healthcare coverage and adequate reimbursement;
●enforcing and defending intellectual property rights and claims; and
●maintaining a continued acceptable safety profile of our approved drugs and drug candidates following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates, which would materially harm our business. If we do not receive regulatory approvals for our drug candidates, we may not be able to continue our operations.

We do not know whether we will be able to develop any other drugs of commercial value.

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

Avapritinib is in clinical development for additional indications and all of our other drug candidates are in pre-clinical or clinical development. The risk of failure for preclinical and clinical development is high. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and results for one indication may not be predictive of the success in additional indications. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drug candidates. Our pre-clinical studies, current clinical trials and future clinical trials may not be successful.

Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a marketing authorization application, or MAA, in the European Union for each drug candidate and, consequently, the ultimate approval and commercial marketing of our drug candidates, including avapritinib and pralsetinib. We do not know whether any of our clinical trials for additional indications for avapritinib or for our drug candidates will be completed on schedule, if at all, or will provide clinical data sufficient to support regulatory submissions for or approval of such additional indications or drug candidates.

We may experience delays in completing our pre-clinical studies and initiating or completing clinical trials, and we may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional pre-clinical studies or clinical trials or we may decide to abandon drug development programs;
●	patients treated with our drug candidates may develop mutations that confer resistance to treatment, which may limit the market opportunity for our drug candidates or prevent us from completing our clinical trials, obtaining regulatory approval for or commercializing our drug candidates;
●	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators or IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials may be greater than we anticipate;
●	the supply or quality of our drug candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate;
●	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from pre-clinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our drug candidates; and
●	the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of additional indications for our approved drugs or for our drug candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or the FDA or any other regulatory authority may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for AYVAKIT for additional indications or in additional geographies, or be delayed in obtaining marketing approval for our drug candidates, if at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	be subject to post-marketing testing requirements; or
●	fail to achieve market acceptance or have the drug removed from the market after obtaining marketing approval.

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

We may not be able to initiate or continue clinical trials for our drug candidates, including avapritinib for additional indications, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. In particular, because we are focused on diseases in genomically defined patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as AYVAKIT and our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

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

Because the target patient populations for AYVAKIT and our drug candidates are relatively small, it may be difficult to successfully identify patients, which could delay enrollment for our trials.

We focus our research and development on treatments for cancer and rare diseases, including genomically defined cancer and diseases driven by abnormal kinase activation. Because the target patient populations for AYVAKIT and our drug candidates are relatively small, it may be difficult to successfully identify patients. We have entered into agreements with third parties to develop a companion diagnostic test for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions, and we may engage third parties to develop companion diagnostic tests for use in some of our other current or future clinical trials. However, we may experience delays in reaching, or fail to reach, agreement on acceptable terms to develop companion diagnostic tests with third parties, and any third parties whom we engage to develop companion diagnostic tests may experience delays or may not be successful in developing such companion diagnostic tests, furthering the difficulty in identifying patients for our clinical trials. In addition, current commercially available diagnostic tests to identify appropriate patients for our clinical trials or any approved drug candidates may become unavailable in the future.

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

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals both for our drug candidates and for any related companion diagnostic tests, we will not be able to commercialize, or will be delayed in commercializing, such drug candidates, and our ability to generate revenue will be materially impaired.

Our drug candidates and any companion diagnostic tests related to our approved drugs or drug candidates, including the companion diagnostic tests that we are developing for AYVAKIT in order to identify GIST patients with the PDGFRA D842V mutation, pralsetinib in order to identify NSCLC patients with RET fusions and fisogatinib in order to identify HCC patients with FGFR4 pathway activation, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We may also need marketing clearance or approval for any related companion diagnostic tests, including the companion diagnostic tests that we are developing for avapritinib, pralsetinib and fisogatinib. Except for AYVAKIT, we have not received regulatory authorization to market any of our drug candidates or related companion diagnostic tests from regulatory authorities in any jurisdiction, and it is possible that these current or future drug candidates or related companion diagnostic tests will ever obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, if approval is obtained at all, both in the U.S. and abroad is expensive, may take many years if additional clinical trials are required and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA for a drug candidate, pre-market approval, or PMA, application for a companion diagnostic test or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical, clinical or other studies. For example, the FDA is reviewing our NDA for avapritinib for the treatment of fourth-line GIST. As a part of the review, the FDA has requested top-line data from our VOYAGER trial. We expect to provide the top-line data to the FDA early in the second quarter of 2020.

Our drug candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication or a related companion diagnostic test is suitable to identify appropriate patient populations;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;
●	the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere;
●	the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our drugs and related companion diagnostic tests, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-marketing requirements, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our drug candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates and companion diagnostic tests related to our approved drugs and drug candidates, the commercial prospects for our approved drugs or drug candidates may be harmed and our ability to generate revenues will be materially impaired.

Our drugs and drug candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by any of our approved drugs or drug candidates could cause us to interrupt, delay or halt pre-clinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, it is likely that there may be side effects associated with the use of our approved drugs and drug candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drugs or drug candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, our approved drugs and drug candidates could cause undesirable side effects in pre-clinical studies or clinical trials related to on-target toxicity. For example, the FGF19/FGFR4 signaling axis has been shown to play a role in the regulation of de novo bile acid synthesis. Modulation of this signaling axis by treatment with a small molecule FGFR4 inhibitor could lead to the clinical symptoms that were observed with administration of an FGF19 antibody. If on-target toxicity is observed, or if our approved drugs or drug candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our drugs or drug candidates may only be uncovered with a significantly larger number of patients exposed to the drugs or drug candidate. If we or others identify undesirable side effects caused by any of our approved drugs or drug candidates (or any other similar drugs) after marketing approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw or limit their approval of such drug;
●	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●	we may be required to change the way such drug is distributed or administered, conduct additional clinical trials or change the labeling of such drug;
●	regulatory authorities may require a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
●	we may be subject to regulatory investigations and government enforcement actions;
●	we may decide to remove such drug from the marketplace;
●	we could be sued and held liable for injury caused to individuals exposed to or taking our drugs and drug candidates; and
●	our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected drugs or drug candidates and could substantially increase the costs of commercializing our approved drugs and drug candidates, if approved, and significantly impact our ability to successfully commercialize our approved drugs and drug candidates and generate revenues.

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

While we have received orphan drug designation for our drug candidates avapritinib, pralsetinib and fisogatinib for specified indications, we may seek orphan drug designation for some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

The FDA has granted orphan drug designation to avapritinib for the treatment of GIST and the treatment of mastocytosis, to pralsetinib for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC and to fisogatinib for the treatment of HCC. In addition, the European Commission has granted medicinal product designation to avapritinib for the treatment of GIST and the treatment of mastocytosis. As part of our business strategy, we may seek orphan drug designation for some of our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the U.S. and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in the European Union, the European Commission grants medicinal product designation after receiving the opinion of the European Medicines Agency, or EMA, Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the drug would be a significant benefit to those affected). In addition, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. In the European Union, orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the U.S. and ten years in the European Union. The European Union exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to continue seek orphan drug designation for our drug candidates, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations.

We will be subject to ongoing obligations and continued regulatory review of our approved drugs and drug candidates, even if we receive regulatory approval, which may result in significant additional expense. In addition, our drugs and drug candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.

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

●restrictions on the marketing or manufacturing of the drug, withdrawal of the drug from the market, “dear doctor” letters or drug recalls;
●fines, warning letters or holds on clinical trials;
●refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of marketing approvals;
●drug seizure or detention, or refusal to permit the import or export of drugs; and
●injunctions or the imposition of civil or criminal penalties.

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

Risks Related to Commercialization

We have limited experience as a commercial company and the marketing and sale of AYVAKIT or any future approved drugs may be unsuccessful or less successful than anticipated.

In January 2020, the FDA approved AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. While we have initiated the commercial launch of AYVAKIT in the U.S., we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. Marketing applications for avapritinib for additional indications and for pralsetinib are currently under review or planned in the U.S. and Europe. To execute our business plan, in addition to successfully marketing and selling AYVAKIT, we will need to successfully:

●establish and maintain our relationships with healthcare providers who will be treating the patients who may receive our drugs and any future drugs;
●obtain adequate pricing and reimbursement for AYVAKIT and any future drugs;
●gain regulatory acceptance for the development and commercialization of the drug candidates in our pipeline;
●develop and maintain successful strategic alliances; and
●manage our spending as costs and expenses increase due to clinical trials, marketing approvals, and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop drug candidates, commercialize AYVAKIT or any future drugs, raise capital, expand our business or continue our operations.

The commercial success of AYVAKIT, and of any future drugs, will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

The commercial success of AYVAKIT and of any future drugs will depend in part on the medical community, patients, and third-party or governmental payors. AYVAKIT and any other drugs that we may bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these drugs do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of AYVAKIT and of any future drugs will depend on a number of factors, including:

●the potential efficacy and potential advantages over alternative treatments;
●the prevalence and severity of any side effects, including any limitations or warnings contained in a drug’s approved labeling;
●relative convenience and ease of administration;
●the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●the length of time that patients who are prescribed our drugs remain on treatment;
●the pricing of our drugs and any future drugs;
●publicity concerning our current and future drugs, or competing products and treatments; and
●sufficient third-party insurance coverage or reimbursement.

Even if a potential drug displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the drug will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our drugs may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors. Any of these factors may cause AYVAKIT, or any future drugs, to be unsuccessful or less successful than anticipated.

Although we have established our initial commercial infrastructure, we are continuing to build out our commercial capabilities and have limited sales and distribution experience and limited capabilities for marketing and market access. We expect to invest significant financial and management resources to establish these capabilities and infrastructure to support commercial operations for the sale of AYVAKIT. If we are unable to establish these additional commercial capabilities and infrastructure, we may be unable to generate sufficient revenue to sustain our business.

Although we have established our initial commercial infrastructure, we are continuing to build out our commercial capabilities and infrastructure and have limited sales and distribution experience and limited capabilities for marketing and market access. To successfully commercialize AYVAKIT and any other drugs that may result from our development programs, we will need to develop these capabilities and further expand our infrastructure to support commercial operations in the U.S., Europe and other regions, either on our own or with others. We may be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without a significant internal team or the support of a third party to perform these functions, including marketing and sales functions, we may be unable to compete successfully against these more established companies.

We cannot be sure that we will be able to recruit, hire and retain a sufficient number of sales representatives or that they will be effective at promoting our drugs. In addition, we will need to commit significant additional management and other resources to maintain and grow our sales organization. We may not be able to achieve the necessary development and growth in a cost-effective manner or realize a positive return on our investment. We will also have to compete with other companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our drugs include:

●our inability to recruit, train and retain adequate numbers of sales and marketing personnel;
●the inability of sales personnel to obtain access to or to persuade adequate numbers of physicians to prescribe AYVAKIT; and
●unforeseen costs and expenses associated with maintaining an independent sales and marketing organization.

In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of our drug candidates could be delayed which would negatively impact our ability to generate product revenues.

Our reliance on single-source third-party suppliers could harm our ability to commercialize AYVAKIT or any other drug candidates that may be approved in the future.

We do not currently own or operate manufacturing facilities for the production of AYVAKIT or any other drug candidates that may be approved in the future. We rely on single-source third-party suppliers to manufacture and supply AYVAKIT and expect to initially rely on single-source third-party supplies for commercial manufacture and supply of pralsetinib, if approved, which may not be able to produce sufficient inventory to meet commercial demand in a timely manner, or at all. Our third-party suppliers may not be required to provide us with any guaranteed minimum production levels or have dedicated capacity for our drugs. As a result, there can be no assurances that we will be able to obtain sufficient quantities of AYVAKIT or any other drug candidates that may be approved in the future, which could have a material adverse effect on our business as a whole.

The incidence and prevalence for target patient populations of our approved drugs and drug candidates have not been established with precision. If the market opportunities for our approved drugs or drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

The precise incidence and/or prevalence for GIST, SM, RET-altered NSCLC and MTC, and HCC are unknown. Our projections of the number of people who have these diseases, the frequency of the genetic alterations targeted by our drug candidates and the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates are based on estimates. We estimate that in the U.S., France, Germany, Italy, Spain, the United Kingdom and Japan, or the Major Markets, there are approximately: 75,000 patients with SM, including 3,750 patients with advanced SM and 71,250 patients with indolent SM or smoldering SM (regardless of severity of symptoms); 500 first-line patients with PDGFRA D842V mutant GIST (including resectable, metastatic and unresectable GIST); 7,500 second-line patients with GIST, including approximately 75%-80% of second-line patients with GIST who do not have a KIT V654A or T670I mutation; 7,400 third-line and later patients with GIST (regardless of alteration); 8,900 first- and second-line patients with RET-altered NSCLC; 1,300 patients with MTC (regardless of line of therapy or alteration); and 25,900 first- and second-line patients with FGFR4-activated HCC.

The total addressable market opportunity for avapritinib for the treatment of patients with GIST and SM, pralsetinib for the treatment of patients with RET-altered NSCLC and MTC and fisogatinib for the treatment of patients with advanced HCC will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our current and future drugs for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the Major Markets and elsewhere, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, patients treated with our drugs and drug candidates may develop mutations that confer resistance to treatment or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

The development and commercialization of new drugs is highly competitive. We face competition with respect to our drugs and current clinical-stage drug candidates, and we will face competition with respect to any drugs and drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of therapies in the field of kinase inhibition for cancer and other diseases. Some of these competitive drugs and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If avapritinib receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin, a multi-kinase inhibitor with KIT D816V inhibitory activity. In addition, if avapritinib is approved for advanced SM or if avapritinib or BLU-263 are approved for indolent SM, they may face competition from other drug candidates in development for these indications, including drug candidates being developed by AB Science S.A. and Allakos Inc.

If avapritinib receives marketing approval for third-line GIST, it will face competition from Bayer AG’s regorafenib, and if avapritinib receives marketing approval for second-line GIST, it will face competition from Pfizer Inc.’s sunitinib. In addition, AYVAKIT may face competition from drug candidates in development for GIST, including PDGFRA D842V mutant GIST, including those being developed by AB Science S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Deciphera Pharmaceuticals, LLC, Exelixis, Inc., Ningbo Tai Kang Medical Technology Co. Ltd. and Xencor, Inc.

If pralsetinib receives marketing approval for patients with RET-driven cancers, it may face competition from other drug candidates in development, including those being developed by AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Loxo Oncology, Inc., a wholly-owned subsidiary of Eli Lilly and Company, Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. Roche, Stemline Therapeutics, Inc., and Turning Point Therapeutics, Inc., as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, sorafenib, sunitinib and vandetinib.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any of our approved drugs or drug candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing of our approved drugs and drug candidates in human clinical trials and use of our drug candidates through compassionate use programs, and an even greater risk in connection with our commercialization of our current and future drugs. If we cannot successfully defend ourselves against claims that any of our approved drugs or drug candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any of our approved drugs or drug candidates that we may develop and commercialize;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue; and
●	the inability to commercialize any of approved drugs or drug candidates that we may develop.

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we may need to further increase our insurance coverage as we begin additional clinical trials or if we successfully commercialize additional drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

If we or our collaborators are unable to successfully develop and commercialize companion diagnostic tests for our drugs and drug candidates, or experience significant delays in doing so we may not realize the full commercial potential of our drugs and drug candidates.

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drugs and drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostic tests. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostic tests. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into agreements to develop and commercialize companion diagnostic tests with third parties for AYVAKIT in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions. If we decide to initiate a planned Phase 3 clinical trial in second-line GIST, prior to initiation we will need to enter into an agreement with a third party to develop a companion diagnostic test for avapritinib in order to select patients with PDGFRA- and KIT-driven second-line GIST who do not test positive for the KIT V654A or T670I mutations. We have not yet initiated commercialization of these companion diagnostic tests or development and commercialization of companion diagnostic tests for any of our other programs. We have little experience in the development and commercialization of companion diagnostic tests and may not be successful in developing and commercializing appropriate companion diagnostic tests to pair with any of our approved drugs or drug candidates that receive marketing approval. In addition, current commercially available diagnostic tests may become unavailable in the future. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the U.S. as medical devices and require separate regulatory clearance or approval prior to commercialization. Given our limited experience in developing and commercializing companion diagnostic tests, we are relying on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize the companion diagnostic tests for avapritinib, pralsetinib and fisogatinib, and we expect to rely in whole or in part on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize any other companion diagnostic tests for our drugs and drug candidates. We and our collaborators may encounter difficulties in developing and obtaining clearance or approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic test that we may seek to develop:

●may not perform their respective obligations as expected or as required under our agreements with them;
●may not pursue commercialization of a companion diagnostic test even if it receives any required regulatory clearances or approvals;
●may elect not to continue the development of a companion diagnostic test based on changes in their or other third parties’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●may not commit sufficient resources to the marketing and distribution of a companion diagnostic test; and
●may terminate their relationship with us.

Any delay or failure by us or our collaborators to develop or obtain regulatory clearance or approval of the companion diagnostic tests could delay or prevent approval of our drug candidates. If we, or any third parties that we have engaged or may in the future engage to assist us are unable to successfully develop and commercialize companion diagnostic tests for our drugs and drug candidates, or experience delays in doing so:

●the development of our approved drugs and drug candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;
●our drug candidates may not receive marketing approval if safe and effective use of a therapeutic drug candidate depends on an in vitro diagnostic;
●regulatory authorities may impose post-marketing requirements regarding the development and commercialization of companion diagnostic tests for our drugs and drug candidates; and
●we may not realize the full commercial potential of any of our approved drugs or drug candidates that receive marketing approval if, among other reasons, we are unable to appropriately select patients who are likely to benefit from treatment with our drugs.

As a result, our business would be harmed, possibly materially.

In addition, third party collaborators may encounter production difficulties that could constrain the supply of the companion diagnostic tests, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostic tests in the clinical community. If such companion diagnostic tests fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our current and future drugs. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our approved drugs and drug candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our drugs and drug candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our drugs and drug candidates.

Even if we are able to commercialize any of our approved drugs or drug candidates, if approved, such drug or drug candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

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

Our ability to commercialize any drug candidates successfully also will depend in part on the extent to which coverage and reimbursement for these drug candidates and related treatments will be available from government authorities, private health insurers and other organizations. In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other products that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for any drug candidate that we commercialize and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the U.S. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts (increased to 70% by the Bipartisan Budget Act of 2018, effective January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

In addition, other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

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

Since its enactment, some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, and executive challenges. Since January 2017, President Trump has signed two executive orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation to date, it has enacted laws that modify certain provisions of the Affordable Care Act. The Tax Cuts and Jobs Act of 2017, or TCJA, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Affordable Care Act is an essential and inseverable feature of the Affordable Care Act, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full Affordable Care Act. Pending review, the Affordable Care Act remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the Affordable Care Act. Litigation and legislation over the Affordable Care Act are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating these subsidies, but on October 25, 2017, a federal judge in California denied their request for a restraining order. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors who argued were owed to them. On December 10, 2019, the U.S. Supreme Court heard arguments in Moda Health Plan, Inc. v. United States, which will determine whether the government must make risk corridor payments. The U.S. Supreme Court’s decision will be released in the coming months, but we cannot predict how the U.S. Supreme Court will rule. The effects of this gap in reimbursement on third-party payors, the viability of the Affordable Care Act marketplace, providers, and potentially our business, are not yet known.

Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share. However, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS published regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the health benefits required under the Affordable Care Act for plans sold through these marketplaces.

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While some proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require the Department of Health and Human Services, or HHS, to directly negotiate drug prices with manufacturers. The Lower Drugs Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019. However, it is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business.

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

Healthcare reforms stemming from the repeal of, and potential replacement for, the Affordable Care Act may result in more rigorous coverage criteria and lower reimbursement among regulated third-party payors, and in additional downward pressure on the prices that we receive for sales of our current and future drugs. Any reduction in reimbursement from Medicare or other government-funded federal programs, including the Veterans Health Administration, or state healthcare programs could lead to a similar reduction in payments from private commercial payors. The implementation of cost containment measures or other healthcare reforms may thus prevent us from being able to generate revenue or attain profitability.

Beyond challenges to the Affordable Care Act, other legislative measures have also been enacted that may impose additional pricing and product development pressures on our business. For example, on May 30, 2018, the Right to Try Act, was signed into law. Among other things, this law provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy. We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our drugs and drug candidates, if approved, or additional pricing pressures.

Additionally, on December 18, 2019, President Trump, the U.S. Department of Health and Human Services, and the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. FDA also issued a Draft Guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability.

The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to commercialize any of our approved drugs or drug candidates for which we obtain marketing approval.

We are currently unable to predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to enter into collaboration agreements for the further development and commercialization of our approved drugs and drug candidates.

If, in the future, we are unable to maintain sales and marketing capabilities or enter into agreements with third parties to sell and market our drugs and drug candidates, we may not be successful in commercializing our drugs and drug candidates if and when they are approved, and we may not be able to generate any revenue.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any current or future drugs ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our current and future drugs or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drugs and drug candidates, if approved. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

We are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any of our approved drugs and drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drugs and drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●the federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;
●the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program regardless of the payor (e.g., public or private), or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Affordable Care Act require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value and the ownership and investment interests of such physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
●HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
●the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services (similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation);
●federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
●analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In the U.S., to help patients afford our drug, we have a patient assistance program. Patient assistance programs have received some negative publicity related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. In recent years, pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their patient assistance programs under a variety of federal and state laws. In addition, patient assistance programs have become the subject of enhanced government and regulatory scrutiny. If we or our vendors are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses and reduce the availability of assistance to our patients.

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

Our future profitability may depend, in part, on our ability to commercialize our drug candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our drug candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our drug candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials, manufacturing, commercial sales, pricing and distribution of our drug candidates, and we cannot predict success in these jurisdictions. If we seek to develop our drug candidates or obtain approval of our drug candidates and ultimately commercialize our drug candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

●our customers’ ability to obtain reimbursement for our drug candidates in foreign markets;
●our inability to directly control commercial activities because we are relying on third parties;
●the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements, including the European General Data Protection Regulation 2016/679, commonly referred to as GDPR;
●different medical practices and customs in foreign countries affecting acceptance in the marketplace;
●import or export licensing requirements;
●longer accounts receivable collection times;
●longer lead times for shipping;
●language barriers for technical training;
●reduced protection of intellectual property rights in some foreign countries;
●the existence of additional potentially relevant third-party intellectual property rights;
●foreign currency exchange rate fluctuations; and
●the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of our drug candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

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

Our drug development programs and the commercialization of any of our approved drugs and drug candidates will require substantial additional cash to fund expenses. We may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and commercialization of certain approved drugs or drug candidates or to license the development and commercialization rights of certain approved drugs or drug candidates to third parties.

We face significant competition in seeking appropriate collaborators and licensing partners. Whether we reach a definitive agreement for a collaboration or license will depend, among other things, upon our assessment of the collaborator’s or licensing partner’s resources and expertise, the terms and conditions of the proposed agreement and the proposed partner’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the U.S., the potential market for the subject drug or drug candidate, the costs and complexities of manufacturing and delivering such drug or drug candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator or licensing partner may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration or licensing arrangement could be more attractive than the one with us for our drug candidate. The terms of any additional collaborations, licenses or other arrangements that we may establish may not be favorable to us. We may also be restricted under our collaboration agreements with Roche and CStone and our license agreement with Clementia from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

We rely on third parties to conduct our clinical trials for our approved drugs and drug candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our approved drugs and drug candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, CROs, contract laboratories and other third parties to conduct or otherwise support clinical trials for our approved drugs and drug candidates. We rely heavily on these parties for execution of clinical trials for our drugs and drug candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

Although we intend to design the clinical trials for our approved drugs and drug candidates, CROs will conduct all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct current or future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●have staffing difficulties;
●fail to comply with contractual obligations;
●experience regulatory compliance issues;
●undergo changes in priorities or become financially distressed; or
●form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our approved drugs for additional indications and our drug candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our drug candidates, or our development program materially and irreversibly harmed. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our drug for additional indications or our drug candidates. As a result, we believe that our financial results and the commercial prospects for our drugs or our drug candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We contract with third parties for the manufacture of our drug candidates for pre-clinical development and clinical trials, and for the manufacture of AYVAKIT for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drugs or drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for pre-clinical development and clinical testing, as well as for the commercial manufacture of our current and future drugs. This reliance on third parties increases the risk that we will not have sufficient quantities of our drugs or drug candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by our contract manufacturers to manufacture our drugs and drug candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our drugs and drug candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drugs and drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our drugs and drug candidates.

We do not have any long-term supply agreements with our contract manufacturers, and we purchase our required drug supply, including the API, drug product and drug substance used in our drug candidates, on a purchase order basis. In addition, we may be unable to establish or maintain any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish and maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●reliance on the third party for regulatory compliance and quality assurance;
●the possible breach of the manufacturing agreement by the third party;
●the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Any of our approved drugs and drug candidates that we may develop may compete with other approved drugs and drug candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for bulk drug substances. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our approved drugs and drug candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our drugs or drug candidates could result in significant delays or gaps in availability of such drugs or drug candidates and may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.

The third parties upon whom we rely for the supply of the API, drug substance and drug product used in avapritinib and pralsetinib are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The API, drug substance and drug product used in avapritinib and pralsetinib are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug substance and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. Although we have entered into arrangements to establish redundant or second-source supply of some of the API, drug product or drug substance for avapritinib and pralsetinib, if any of our suppliers ceases its operations for any reason or is unable or unwilling to supply

API, drug product or drug substance in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug candidates and our financial condition.

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

Certain of our research and development, clinical trials and manufacturing and supply for certain raw materials used in AYVAKIT and our drug candidates takes place in China through third-party CROs, collaborators or manufacturers. A significant disruption in the operation of those CROs, collaborators or manufacturers, could materially adversely affect our business, financial condition and results of operations.

We have relied on certain third parties located in China to manufacture and supply certain raw materials used in AYVAKIT and our drug candidates, and we expect to continue to use such third party manufacturers for such purposes. In addition, certain of our drug candidates are being evaluated at clinical trial sites in China under our collaboration with CStone and through CROs located in China. A natural disaster, epidemic or pandemic disease outbreaks, including the recent 2019 novel coronavirus outbreak, trade war, political unrest or other events could disrupt the business or operations of CROs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China that significantly impacts such third parties, including services provided by CROs for our research and development programs, clinical trial operations conducted by CROs or our collaborators, or our manufacturers ability to produce raw materials in adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future approved drugs or drug candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China, and we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases in China and the availability of skilled labor declines in China.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the U.S. and other countries for our drugs and drug candidates, including avapritinib and pralsetinib, and our core technologies, including our novel target discovery engine and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary compounds, technologies, inventions and improvements that are important to the development and implementation of our business. We also rely on copyright, trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patents and patent applications that relate to the composition of matter for avapritinib, pralsetinib, fisogatinib and BLU-263. We also own applications relating to composition of matter for KIT and PDGFRA inhibitors with multiple compound families, composition of matter for FGFR4 inhibitors with multiple compound families, and composition of matter for inhibitors of RET, including predicted RET resistance mutations, as well as methods of use for these novel compounds. The issued U.S. patent directed to avapritinib composition of matter has a statutory expiration date in 2034, the issued U.S. patent directed to pralsetinib composition of matter has a statutory expiration date in 2036, and the issued U.S. patent directed to fisogatinib composition of matter has a statutory expiration date in 2034. Patent term adjustments or patent term extensions could result in later expiration dates.

As of January 31, 2020, we owned nine issued U.S. patents, 10 issued foreign patents, including one European patent validated in 38 countries, two pending U.S. non-provisional patent applications, seven pending U.S. provisional patent applications, one pending PCT international application and 21 pending foreign patent applications directed to our KIT and PDGFRA program, including avapritinib and BLU-263. The patents that have issued or will issue covering our KIT and PDGFRA program will have a statutory expiration date between 2034 and 2040. Patent term adjustments or patent term extensions could result in later expiration dates for avapritinib or BLU-263.

As of January 31, 2020, we owned five issued U.S. patents, four pending U.S. non-provisional patent applications, two pending PCT international applications and 30 pending foreign patent applications directed to our RET program, including pralsetinib. The patents that have issued or will issue covering our RET program will have a statutory expiration date between 2036 and 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

As of January 31, 2020, we owned eight issued U.S. patents, three pending U.S. non-provisional patent applications, one pending PCT international application, 22 issued foreign patents and 31 pending foreign patent applications directed to our FGFR4 program, including fisogatinib. The patents that have issued or will issue covering our FGFR4 program will have a statutory expiration date between 2033 and 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of January 31, 2020, we owned six issued U.S. patents, seven pending U.S. non-provisional patent applications, seven pending European Union patent applications and five issued European patents directed to this technology. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2035.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

The degree of patent protection we require to successfully commercialize any of our approved drugs and drug candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect avapritinib, pralsetinib, fisogatinib or BLU-263. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Furthermore, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our drugs and drug candidates, including generic versions of such drugs or drug candidates.

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same methods or formulations or the same subject matter, in either case, that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first-to-file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty. For example, we are aware of patents owned by third parties that have generic composition of matter, method of inhibition and method of treatment claims that may cover fisogatinib or generic method of treatment claims that may cover pralsetinib. If the claims of any of these third-party patents are asserted against us, we do not believe fisogatinib, pralsetinib or our proposed activities related to such compounds would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, and courts or patent offices in the U.S. and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

Even if we acquire patent protection that we expect should enable us to maintain such competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents, which submissions may also be made prior to a patent’s issuance, precluding the granting of any of our pending patent applications. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others from whom we have obtained licenses to such rights. Competitors may claim that they invented the inventions claimed in our issued patents or patent applications prior to us or may file patent applications before we do. Competitors may also claim that we are infringing on their patents and that we therefore cannot practice our technology as claimed under our patents, if issued. Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

In addition, we may in the future be subject to claims by our former employees, consultants, advisors, and other third parties who have access to our proprietary know-how asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we generally require all of our employees, consultants and advisors and any other third parties who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, without payment to us, or could limit the duration of the patent protection covering our technology, drugs and drug candidates. Such challenges may also result in our inability to manufacture or commercialize our drugs or drug candidates, if approved, without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drugs and drug candidates.

Even if they are unchallenged, our issued patents and our pending patents, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or drugs in a non-infringing manner. For example, a third party may develop a competitive drug that provides benefits similar to one or more of our drugs and drug candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our drugs and drug candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our drugs or drug candidates, if approved, could be negatively affected, which would harm our business.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our current and future drugs and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our drugs, drug candidates and technology, including interference proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our drugs are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to kinase inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of patents owned by third parties that have generic composition of matter, method of inhibition and method of treatment claims that may cover fisogatinib or generic method of treatment claims that may cover pralsetinib. If the claims of any of these third-party patents are asserted against us, we do not believe fisogatinib, pralsetinib or our proposed activities related to such compounds would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, and courts or patent offices in the U.S. and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our drugs and drug candidates. If a patent holder believes any of our approved drugs or drug candidate infringes on its patent, the patent holder may sue us even if we have received patent protection for our drugs, drug candidates and technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our drug candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us. Without such a license, we could be forced, including by court order, to cease developing and commercializing the infringing technology, drugs or drug candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed such third-party patent rights. A finding of infringement could prevent us from commercializing our current and future drugs or force us to cease some of our business operations, which could materially harm our business.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents and other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims. A court may disagree with our allegations, however, and may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the third-party technology in question. Further, such third parties could counterclaim that we infringe their intellectual property or that a patent we have asserted against them is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace. In addition, third parties may initiate legal proceedings against us to assert such challenges to our intellectual property rights. The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our current or future patents, but that could nevertheless be determined to render our patents invalid.

An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. If a defendant were to prevail on a legal assertion of invalidity or unenforceability of our patents covering any of our approved drugs or drug candidates, we would lose at least part, and perhaps all, of the patent protection covering such drug or drug candidate. Competing drugs may also be sold in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, alleging our infringement of a competitor’s patents, we could be prevented from marketing our drugs in one or more foreign countries. Any of these outcomes would have a materially adverse effect on our business.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our drugs or procedures, we may not be able to stop a competitor from marketing drugs that are the same as or similar to our drugs or drug candidates, which would have a material adverse effect on our business.

We may not be able to effectively enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our drugs and drug candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. In addition, the patent laws of some foreign countries do not afford intellectual property protection to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own drugs and, further, may export otherwise infringing drugs to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These drugs may compete with our drugs and drug candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in the major markets for our drugs and drug candidates, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our drug candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

Changes to the patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our drugs and drug candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Recent patent reform legislation in the U.S. and other countries, including the Leahy-Smith America Invents Act, or Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first-to-file” system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition, there have been recent proposals for additional changes to the patent laws of the U.S. and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

In addition to the protection afforded by patents, we rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. With respect to the building of our proprietary compound library, we consider trade secrets and know-how to be our primary intellectual property. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our consultants and employees. We may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, however, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets.

Our trade secrets could otherwise become known or be independently discovered by our competitors. Competitors could purchase our drugs and drug candidates and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If our trade secrets are not adequately protected so as to protect our market against competitors’ drugs, our competitive position could be adversely affected, as could our business.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our drug candidates if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate such technologies or features would have a material adverse effect on our business and may prevent us from successfully commercializing our drugs and drug candidates, if approved. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our drugs and drug candidates, if approved, which would have an adverse effect on our business, results of operations and financial condition.

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, business development, financial and legal expertise of Jeffrey W. Albers, our President and Chief Executive Officer, Anthony L. Boral, our Chief Medical Officer,

Marion Dorsch, our Chief Scientific Officer, Kathryn Haviland, our Chief Operating Officer, Michael Landsittel, our Chief Financial Officer, Tracey McCain, our Chief Legal and Compliance Officer, Debra Durso-Bumpus, our Chief People Officer, Christopher Murray, our Senior Vice President of Technical Operations, and Christina Rossi, our Chief Commercial Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of our executive officers may terminate their employment with us at any time. In addition, insurance coverage is increasingly expensive, including with respect to directors and officers liability insurance, or D&O insurance. We may not be able to maintain D&O insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise. An inability to secure and maintain D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business. We do not maintain “key person” insurance for any of our executives or other employees.

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

We expect to continue hiring qualified development personnel. Recruiting and retaining qualified scientific, clinical, regulatory, manufacturing and sales and marketing personnel is critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing key employees and executive officers may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize drugs. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of January 31, 2020, we had 383 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remains applicable to the United Kingdom. This transition period is due to end on December 31, 2020. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to drugs and the approval of drug candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the European Union, especially in the case of a “hard” Brexit, would have and how such withdrawal would affect us. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are negotiated in relation to the United Kingdom’s future relationship with the European Union, and we are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear.

For example, Brexit could result in the United Kingdom or the European Union significantly altering its regulations affecting the clearance or approval of our drug candidates that are developed in the United Kingdom. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our drug candidates receive regulatory approval in the United Kingdom, the European Union and elsewhere. In addition, the announcement of Brexit and the withdrawal of the United Kingdom from the European Union have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as clinical trial sites or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.

Our internal computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drugs’ and drug candidates’ development programs and have a material adverse effect on our reputation, business, financial condition or results of operations.

Our internal computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. While we have not experienced any material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our drugs’ and drug candidates’ development programs and significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our drugs or drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or drug candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our drug candidates could be delayed. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

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

Interruptions in the availability of server systems or communications with Internet or cloud-based services, or failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems, could harm our business.

We rely upon a variety of Internet service providers, third-party hosting facilities and cloud computing platform providers to support our business. Failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems could damage our reputation in the market, cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs, subject us to liability for damages and/or fines and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. Any damage to, or failure of, such systems, or communications to and between such systems, could result in interruptions in our operations. If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are breached, and unauthorized access is obtained to our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

We do not have control over the operations of the facilities of our cloud service providers and our third party providers may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. In addition, any changes in our cloud service providers’ service levels may adversely affect our ability to meet our requirements and operate our business.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. On May 25, 2018, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR, took effect. The GDPR applies to any company established in the European Union as well as any company outside the European Union that collects or otherwise processes personal data in connection with the offering goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. The GDPR imposes additional obligations and risk upon our business and substantially increase the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. If enacted, we will be subject to the EU ePrivacy Regulation, which is a proposed regulation of privacy and electronic communications. In addition, we will be subject to the California Consumer Privacy Act, which took effect on January 1, 2020 and imposes sweeping privacy and security obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unredacted or unencrypted personal information. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations (which have not been finalized to date) and will commence enforcement actions against violators beginning July 1, 2020. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could lead to government enforcement actions and significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the U.S. and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. In addition, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We may acquire or in-license businesses or drugs, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

We may acquire or in-license additional businesses or drugs, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

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

Our stock price has been and may in the future be subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our stock traded within a range of a high price of $109.00 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through February 13, 2020. As a result of this volatility, our stockholders could incur substantial losses. In addition, the market price for our common stock may be influenced by many factors, including:

●the success of commercialization of our drugs and drug candidates, if approved;
●the success of competitive drugs or technologies;
●results of clinical trials of our drug candidates or those of our competitors;
●regulatory or legal developments in the U.S. and other countries;
●developments or disputes concerning patent applications, issued patents or other proprietary rights;
●the recruitment or departure of key personnel;
●the level of expenses related to any of our drug candidates or clinical development programs;
●the results of our efforts to discover, develop, acquire or in-license additional drug candidates or drugs;
●actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●variations in our financial results or those of companies that are perceived to be similar to us;
●changes in the structure of healthcare payment systems;
●market conditions in the pharmaceutical and biotechnology sectors;
●general economic, industry and market conditions; and
●the other factors described in this “Risk Factors” section.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2019, we had federal net operating loss carryforwards of approximately $802.1 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. In addition, pursuant to the TCJA, we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. These new rules apply regardless of the occurrence of an ownership change.

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

Holders

As of January 31, 2020, there were approximately 16 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from April 30, 2015 (the first date that shares of our common stock were publicly traded) through December 31, 2019. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on April 30, 2015, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Blueprint Medicines Corporation, The Nasdaq Composite Index and The Nasdaq Biotechnology Index
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
4/30/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/30/2016
3/31/2017
6/30/2017
9/29/2017
12/29/2017
3/29/2018
6/29/2018
9/28/2018
12/31/2018
3/29/2019
6/28/2019
9/30/2019
12/30/2019
Blueprint Medicines Corporation
Nasdaq Composite Index
Nasdaq Biotechnology Index

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the year ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The selected historical financial information in this section is not intended to replace our financial statements and the related notes thereto. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statements of Operations Data:
Collaboration revenue	$66,512	$44,521	$21,426	$27,772	$11,400
Operating expenses:
Research and development	331,450	243,621	144,687	81,131	48,588
General and administrative	96,388	47,928	27,986	19,218	14,456
Total operating expenses	427,838	291,549	172,673	100,349	63,044
Other income (expense):
Interest income (expense), net	13,732	10,566	3,204	187	(581)
Other income (expense), net	(100)	(180)	(76)	(105)	(544)
Total other income (expense)	13,632	10,386	3,128	82	(1,125)
Net loss	$(347,694)	$(236,642)	$(148,119)	$(72,495)	$(52,769)
Convertible preferred stock dividends	—	—	—	—	(3,153)
Net loss applicable to common stockholders	$(347,694)	$(236,642)	$(148,119)	$(72,495)	$(55,922)
Net loss per share applicable to common stockholders — basic and diluted(1)	$(7.27)	$(5.39)	$(3.92)	$(2.64)	$(3.07)
Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted(1)	47,829	43,867	37,793	27,492	18,236
(1)	See Note 11, “Net Loss per Share” in the accompanying notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per share applicable to common stockholders.

	As of December 31,
	2019	2018	2017	2016	2015 (1)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$113,938	$68,064	$400,304	$52,069	$162,707
Investments	434,022	425,948	273,052	216,149	—
Working capital(2)	410,304	439,464	642,615	191,913	151,776
Total assets	707,694	540,124	715,737	282,795	178,898
Deferred revenue	46,073	46,167	35,373	47,235	13,640
Total stockholders’ equity (deficit)	464,359	419,009	623,970	213,078	143,979

(1)	Upon the closing of our initial public offering in May 2015, all outstanding shares of our convertible preferred stock were converted into 15,467,479 shares of common stock, and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 42,423 shares of common stock.
(2)	We define working capital as current assets less current liabilities.

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

Overview

We are a precision therapy company focused on genomically defined cancers, rare diseases and cancer immunotherapy. Our approach is to leverage our novel target discovery engine to systematically and reproducibly identify kinases that are drivers of diseases and to craft highly selective and potent therapies that may provide significant and durable clinical responses for patients without adequate treatment options. This integrated biology and chemistry approach enables us to identify, characterize and design drug candidates to inhibit novel kinase targets that have been difficult to selectively inhibit. We believe that our uniquely targeted, scalable approach empowers the rapid design and development of new treatments and increases the likelihood of success. We have one precision therapy approved by the U.S. Food and Drug Administration, or FDA, and are currently advancing multiple investigational medicines in clinical development, along with multiple research programs.

Avapritinib and BLU-263 — Systemic Mastocytosis and other Mast Cell Disorders

Avapritinib

We are developing avapritinib for the treatment of systemic mastocytosis, or SM, a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure. Nearly all cases of SM are driven by the KIT D816V mutation, which aberrantly activates mast cells.

We are currently evaluating avapritinib in an ongoing registration-enabling Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, an ongoing registration-enabling Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial, and an ongoing registration-enabling Phase 2 clinical trial in indolent and smoldering SM, which we refer to as our PIONEER trial. We plan to present updated data from the EXPLORER and PATHFINDER trials in the second half of 2020. In December 2019, we reported initial data from the dose-finding portion (part 1) of the PIONEER trial at the 61st American Society of Hematology Annual Meeting and Exposition, or ASH annual meeting. We plan to report updated data from part 1 of the PIONEER trial in a late-breaking oral presentation on March 14, 2020 at the annual meeting for the American Academy of Allergy, Asthma & Immunology, or AAAAI annual meeting. Based on these data, we expect to initiate patient screening in part 2 of the PIONEER trial in the second quarter of 2020 and complete enrollment by the end of 2020.

We plan to submit a supplemental new drug application, or NDA, to the FDA for avapritinib for the treatment of advanced SM in the second half of 2020, which we anticipate will be focused on data from patients in the EXPLORER and PATHFINDER trials who were treated with avapritinib at a starting dose of 200 mg once daily, or QD, supported by pooled data from all doses. The FDA has granted orphan drug designation to avapritinib for the treatment of mastocytosis, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of mastocytosis. In addition, the FDA has granted breakthrough therapy designation to avapritinib for the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia.

BLU-263

We are developing BLU-263 for the treatment of indolent SM and other mast cell disorders. BLU-263 is an investigational, orally available, potent and highly selective KIT inhibitor currently in the discovery stage. BLU-263 is designed to have equivalent potency as avapritinib, improved selectivity for KIT, with low off-target activity, and lower penetration of the central nervous system relative to avapritinib based on preclinical data, which we believe will enable development of BLU-263 in a broad population of patients with indolent SM, including patients with lower disease burden requiring potentially life-long chronic therapy, as well as patients with other KIT-driven mast cell disorders. We plan to submit an investigational new drug application, or IND, for BLU-263 for indolent SM and initiate a Phase 1 trial in healthy volunteers in the first half of 2020.

Pralsetinib — RET-altered Cancers

We are developing pralsetinib for the treatment of RET-altered non-small cell lung cancer, or NSCLC, medullary thyroid carcinoma, or MTC, and other solid tumors. Pralsetinib is an investigational, orally available, potent and highly selective inhibitor that targets RET, a receptor tyrosine kinase. Pralsetinib is designed to inhibit the activating RET fusions and mutations that drive cancer growth and remain active in the presence of resistance mutations that we predict will arise from treatment with first generation therapies. RET activating fusions and mutations drive disease in subsets of patients with NSCLC, and cancers of the thyroid, including MTC and papillary thyroid cancer, or PTC, and our research suggests that RET may drive disease in subsets of patients with colon cancer, breast cancer, pancreatic cancer and other cancers.

We are currently evaluating pralsetinib in an ongoing registration-enabling Phase 1/2 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as our ARROW trial. In January 2020, we reported top-line data from the ARROW trial in RET fusion-positive NSCLC patients treated with pralsetinib at 400 mg QD. We plan to report top-line data from the ARROW trial in RET-mutant MTC patients in the second quarter of 2020. In addition, we plan to present the registration data from the ARROW trial of pralsetinib in RET fusion-positive NSCLC and RET-mutant MTC in 2020. We recently announced the activation of the first trial site for our Phase 3 clinical trial evaluating pralsetinib in patients with first-line RET fusion-positive NSCLC, which we refer to as our AcceleRET Lung trial, and we plan to initiate a Phase 3 clinical trial of pralsetinib in first-line RET-mutant MTC in the second half of 2020.

In January 2020, we initiated the submission of a rolling NDA to the FDA for the treatment of patients with RET fusion-positive NSCLC, and we expect to complete the submission in the first quarter of 2020. We plan to submit an NDA to the FDA for pralsetinib for the treatment of patients with MTC previously treated with an approved multi-kinase inhibitor in the second quarter of 2020. In addition, we plan to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for pralsetinib for RET fusion-positive NSCLC in the second quarter of 2020.

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

Avapritinib — Gastrointestinal Stromal Tumors

We are also developing avapritinib for the treatment of gastrointestinal stromal tumors, or GIST, a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract. Avapritinib is an orally available, potent and highly selective inhibitor that targets KIT and PDGFRA mutations. These mutations abnormally activate receptor tyrosine kinases that are drivers of GIST.

In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. The efficacy of AYVAKIT was established from 43 patients in the NAVIGATOR trial with unresectable or metastatic GIST harboring PDGFRA exon 18 mutations, including 38 patients with PDGFRA D842V mutations. The safety of AYVAKIT in patients with unresectable or metastatic GIST was evaluated in 204 patients who received 300 mg QD or 400 mg QD dosing in the NAVIGATOR trial.

We are also developing avapritinib for the treatment of third-line and later GIST (including fourth-line GIST). We are currently evaluating avapritinib for the treatment of GIST in an ongoing registration-enabling global, randomized Phase 3 clinical trial comparing avapritinib to regorafenib in third-line GIST, which we refer to as our VOYAGER trial. The FDA is currently reviewing our NDA for avapritinib for the treatment of fourth-line GIST, and this application has a Prescription Drug User Fee Act, or PDUFA, action date of May 14, 2020. As part of the review, the FDA has requested top-line data from our VOYAGER trial. We expect to provide the top-line data to the FDA early in the second quarter of 2020 to enable the FDA to take action by the PDUFA action date and we also expect to report the top-line data in the second quarter of 2020.

Based on data from the VOYAGER trial, we plan to submit a supplemental NDA to the FDA for avapritinib for the treatment of third-line GIST in the second half of 2020. In addition, the EMA is currently reviewing our MAA for the treatment of adult patients with PDGFRA D842V mutant GIST, regardless of prior therapy, and we anticipate a decision from the European Commission in the third quarter of 2020. We plan to pursue an MAA for third-line and later GIST (including fourth-line GIST) based on data from our VOYAGER trial.

The FDA has granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. The FDA has also granted orphan drug designation to avapritinib for the treatment of GIST and fast track designation to avapritinib for (i) the treatment of patients with unresectable or metastatic GIST that progressed following treatment with imatinib and a second tyrosine kinase inhibitor and (ii) the treatment of patients with unresectable or metastatic GIST with the PDGFRA D842V mutation regardless of prior therapy. In addition, the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST.

Fisogatinib — Hepatocellular Carcinoma

We are developing fisogatinib for the treatment of advanced hepatocellular carcinoma, or HCC. Fisogatinib is an investigational, orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with HCC, the most common type of liver cancer. We are currently evaluating fisogatinib in an ongoing Phase 1 clinical trial in patients with advanced HCC. As part of our collaboration with CStone Pharmaceuticals, or CStone, we are also evaluating fisogatinib in combination with CS1001, a clinical-stage anti-PDL1 immunotherapy being developed by CStone, for the treatment of locally advanced or metastatic HCC in an ongoing Phase 1b/2 trial conducted in multiple clinical sites in China. The FDA has granted orphan drug designation to fisogatinib for the treatment of HCC.

Discovery Platform

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. In January 2020, we announced the nomination of a development candidate for the treatment of EGFR Exon 19/L858R+T790M+C797S, which we refer to as resistant EGFR-positive triple mutant NSCLC. Following this nomination, we currently have five wholly-owned discovery programs, consisting of the following: BLU-263; the development candidate for the treatment of resistant EGFR-positive triple mutant NSCLC; a pre-development candidate program targeting EGFR Exon 19/L858R+C797S, which we refer to as resistant EGFR-positive double mutant NSCLC; and two pre-development candidate programs for undisclosed kinase targets. EGFR Exon 19/L858R+T790M+C797S and EGFR Exon 19/L858R+C797S are acquired resistance mutations in NSCLC patients following treatment with osimertinib. We plan to nominate up to two additional development candidates by the end of 2020.

Development and Commercialization Rights

We currently have worldwide development and commercialization rights to avapritinib, pralsetinib and fisogatinib, other than the rights licensed to CStone for these drug candidates in Mainland China, Hong Kong, Macau and Taiwan, or the CStone territory. We currently have worldwide development and commercialization rights to all of our discovery programs, other than the discovery-stage cancer immunotherapy programs under collaboration with F.

Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we collectively refer to as Roche, and BLU-782, which is licensed to Clementia Pharmaceuticals, Inc., or Clementia, a wholly-owned subsidiary of Ipsen S.A .

Collaborations and Licenses

Roche. We entered into a collaboration with Roche in March 2016. Under our collaboration agreement with Roche, we are working with Roche to discover, develop and commercialize up to four small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. In the fourth quarter of 2019, we and Roche announced one of the kinase targets under the collaboration, MAP4K1, which is believed to play a role in T cell regulation.

CStone. We entered into a collaboration with CStone in June 2018. Under our collaboration agreement with CStone, we are seeking to develop and commercialize avapritinib, pralsetinib and fisogatinib, including back-up forms and certain other forms, in the CStone territory either as a monotherapy or as part of a combination therapy.

Clementia. In October 2019, we entered into a license agreement with Clementia, a wholly-owned subsidiary of Ipsen S.A., and granted an exclusive, worldwide, royalty-bearing license to Clementia to develop and commercialize BLU-782, as well as specified other compounds related to the BLU-782 program. BLU-782 is an investigational, orally available, potent and highly selective inhibitor that targets mutant activin-like kinase 2, or ALK2, in development for the treatment of fibrodysplasia ossificans progressiva, or FOP. Clementia is planning to commence a potentially pivotal Phase 2 trial of BLU-782 for the treatment of FOP in 2020 as a monotherapy. The FDA has granted a rare pediatric disease designation, orphan drug designation and fast track designation to BLU-782, each for the treatment of FOP.

We will continue to evaluate additional collaborations, partnerships and licenses that could maximize the value for our programs and allow us to leverage the expertise of strategic collaborators, partners and licensors, including in additional geographies where we may not have current operations or expertise. We are also focused on engaging in collaborations, partnerships and license agreements to capitalize on our discovery platform outside of our primary strategic focus area of cancer and rare diseases.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations and a debt financing. Through December 31, 2019, we have received an aggregate of $1.5 billion from such transactions, including $1.2 billion in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and December 2016, April 2017, December 2017 and April 2019 follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $63.0 million in upfront and milestone payments under our collaboration with Roche, $50.0 million upfront and milestone payments under our collaboration with CStone, a $25.0 million upfront payment under our license agreement with Clementia and $10.0 million in gross proceeds from a debt financing. In addition, we received $308.2 million in estimated net proceeds from our January 2020 follow-on public offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Since inception, we have incurred significant operating losses. Our net losses were $347.6 million, $236.6 million and $148.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $945.2 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

●	continue to advance and initiate clinical development activities for avapritinib, pralsetinib, fisogatinib and BLU-263;
●	seek marketing approval for avapritinib in additional geographies and indications and marketing approvals for other drug candidates;
●	maintain and expand our sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;

●	continue to manufacture increasing quantities of drug substance and drug product material for use in pre-clinical studies, clinical trials and commercialization;
●	continue to discover, validate and develop additional drug candidates;
●	conduct research and development activities under our collaborations with Roche and CStone;
●	conduct development and commercialization activities for companion diagnostic tests for AYVAKIT and current or future drug candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license other drug, drug candidates or technologies;
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel; and
●	incur additional costs associated with operating as a public company.

Financial Operations Overview

Revenue

As of December 31, 2019, our revenue consists of collaboration revenue under our collaborations with Roche and CStone, including amounts that are recognized related to upfront payments, milestone payments and amounts due to us for research and development services, and license revenue under our license agreement with Clementia.

In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and we have commenced the sale of AYVAKIT in the U.S. As a result, we will generate revenue from sales of AYVAKIT in 2020. In the future, we expect to generate revenue from a combination of sales of our approved drugs, royalties on drug sales and cost reimbursements, as well as upfront, milestone, royalty and other payments, if any, under any current or future collaborations and licenses, including revenues related to the supply of our drug candidates or approved drugs to CStone for development and commercialization activities in the CStone territory. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of product sales, license fees, research and development services and related reimbursements, payments for manufacturing services, and option fees, milestone payments or other payments under our collaboration or license agreements, if any.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our drug candidates, which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	expenses incurred under agreements with third parties that conduct research and development, pre-clinical activities, clinical activities and manufacturing on our behalf;
●	expenses incurred under agreements with third parties for the development and commercialization of companion diagnostic tests;
●	the cost of consultants;

●	the cost associated with regulatory quality assurance and quality control operations;
●	the cost of lab supplies and acquiring, developing and manufacturing pre-clinical study materials, clinical trial materials and commercial supply materials; and
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs in support of research and development activities.

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

The successful development of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our drug candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	establishing an appropriate safety profile with IND-enabling toxicology studies;
●	successful enrollment in, and completion of clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for AYVAKIT and our drug candidates;
●	commercializing AYVAKIT and our drug candidates, if and when approved, whether alone or in collaboration with others;
●	market acceptance of AYVAKIT and any future drug we may commercialize; and
●	continued acceptable safety profile of the drugs following approval.

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

The following table summarizes our external research and development expenses by program for the years ended December 31, 2019, 2018 and 2017. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Avapritinib external expenses	$98,146	$83,417	$46,851
Pralsetinib external expenses	78,689	44,099	13,512
Fisogatinib external expenses	6,496	10,167	15,078
BLU-263 external expenses	4,575	—	—
Other development and pre-development candidate expenses and unallocated expenses	68,138	56,709	41,095
Internal research and development expenses	75,406	49,230	28,151
Total research and development expenses	$331,450	$243,621	$144,687

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials and preparing regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for API, drug product and drug substance for current and future clinical trials and commercial inventory. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our collaboration with Roche, development activities under our collaboration with CStone and development activities for companion diagnostic tests for current and future drug candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, commercial, business development, information technology, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, pre-commercial development activities, legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.

We expect that our general and administrative expenses will continue to increase in the future to support additional research and development activities and commercialization activities, including expanding our sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval in additional indications or geographies and expanding our operations in the U.S. and outside the U.S. These increases will likely include increased costs related to the hiring of additional personnel, legal, auditing and filing fees and general compliance and consulting expenses, among other expenses. We have incurred and will continue to incur additional costs associated with operating as a public company and expanding the scope of our operations.

Interest Income (Expense), net

Interest income (expense), net consists primarily of income earned on cash equivalents and investments.

Other Income (Expense), net

Other income (expense), net consists primarily of foreign currency transaction gains or losses.

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

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses, available-for-sale investments, stock-based compensation and leases.

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

We enter into licensing agreements that are within the scope of ASC 606, under which we may exclusively license rights to research, develop, manufacture and commercialize our drug and drug candidates to third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

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

Milestone Payments. At the inception of each arrangement that includes research or development milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Stock-Based Compensation

We account for stock-based compensation awards in accordance with ASC 718, Compensation –Stock Compensation, which we refer to as ASC 718. We expense the fair value of stock-based awards granted to employees and members of the board of directors over the requisite service period, which is typically the vesting period. Compensation cost for stock-based awards issued to employees is measured using the estimated fair value at the grant date and is adjusted to reflect actual forfeitures. We estimate the fair value of options granted to employees at the date of grant using the Black-Scholes option-pricing model that requires management to apply judgment and make estimates, including:

●	expected volatility, which is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. For these analyses, we select companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We intend to consistently apply this process using representative companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available;
●	risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption;
●	expected term, which we calculate using the simplified method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, as we have insufficient historical information regarding our stock options to provide a basis for an estimate. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches;
●	dividend yield, which is zero based on the fact that we never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

 Stock-based awards issued to non-employees, including directors for non-board-related services, are accounted for based on the fair value of such services received or of the intrinsic value of equity instruments issued, whichever is more reliably measured. The measurement date for non-employee awards is the date of grant. Stock-based awards subject to service-based vesting conditions are expensed on a straight-line basis over the vesting period.

The purchase price of common stock under our 2015 employee stock purchase plan, as amended, or 2015 ESPP, is equal to 85% of the lesser of (i) the fair market value per share of the common stock on the first business day of an offering period and (ii) the fair market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under our 2015 ESPP is calculated using the Black-Scholes valuation model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the 180-day purchase period.

Leases

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 84), which we refer to as ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet.

We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a substantial impact on our consolidated balance sheet and no impact to our consolidated statements of operations. Upon adoption of ASC 842, we recognized an adjustment of $54.2 million and $74.1 million to operating lease right-of-use assets and the related lease liabilities, respectively. The operating lease liabilities are based on the present value of the remaining minimum lease payments discounted using our secured incremental borrowing rate at the effective date of January 1, 2019.

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

We made an accounting policy election to not recognize leases with an initial term of 12 months or less within our consolidated balance sheets and to recognize those lease payments on a straight-line basis in our consolidated statements of income over the lease term.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,
	2019	2018	Dollar Change	% Change
	(in thousands)
Collaboration revenue	$66,512	$44,521	$21,991	49%
Operating expenses:
Research and development	331,450	243,621	87,829	36
General and administrative	96,388	47,928	48,460	101
Total operating expenses	427,838	291,549	136,289	47
Other income (expense):
Interest income (expense), net	13,732	10,566	3,166	30
Other income (expense), net	(100)	(180)	(80)	(44)
Total other income (expense)	13,632	10,386	3,246	31
Net loss	$(347,694)	$(236,642)	$111,052	47%

Collaboration Revenue

Collaboration revenue increased by $22.0 million from $44.5 million for the year ended December 31, 2018 to $66.5 million for the year ended December 31, 2019. Collaboration revenue for the year ended December 31, 2019 was related to the CStone, Roche and Clementia agreements. Collaboration revenue for the year ended December 31, 2018 was related to the CStone and Roche agreements. We recorded $12.1 million and $40.0 million revenue under the CStone agreement for the years ended December 31, 2019 and 2018, respectively. Collaboration revenue related to the CStone agreement for the year ended December 31, 2019 consisted of $12.0 million in milestone revenue related to several development and regulatory milestones that were achieved during the year and $0.1 million related to drug supply for territory specific trials. Collaboration revenue related to the CStone agreement for the year ended December 31, 2018 consisted of a $40.0 million upfront payment was recognized upon the execution of the CStone collaboration agreement. We recorded $8.2 million and $4.5 million revenue under the Roche agreement for the years ended December 31, 2019 and 2018, respectively, primarily related to amortization of the total upfront and milestone payments received as of such periods. We recorded $46.2 million revenue under the Clementia license agreement for the year ended December 31, 2019, which consisted of a $25.0 million upfront payment received, a $20.0 million cash milestone payment due in the third quarter of 2020 and a $1.2 million inventory transfer.

Research and Development Expense

Research and development expense increased by $87.8 million from $243.6 million for the year ended December 31, 2018 to $331.5 million for the year ended December 31, 2019. The increase in research and development expense was primarily related to the following:

●	approximately $35.3 million in increased expenses for external clinical activities related to avapritinib, pralsetinib and BLU-782;
●	approximately $31.3 million in increased personnel expense, primarily due to an increase in headcount, which was driven by growth in the clinical and manufacturing organizations and an increase of $11.6 million in stock-based compensation expense;
●	approximately $15.1 million in increased expenses associated with clinical and commercial manufacturing activities; and

●	approximately $6.1 million in increased expenses associated with continuing to build our discovery platform and advance our discovery pipeline.

General and Administrative Expense

General and administrative expense increased by $48.5 million from $47.9 million for the year ended December 31, 2018 to $96.4 million for the year ended December 31, 2019. The increase in general and administrative expense was primarily related to increased costs and personnel expenses, including an increase of $12.5 million in stock-based compensation expense, associated with building our commercial infrastructure and to support the overall growth of our business.

Interest Income (Expense), Net

Interest income (expense), net increased by $3.2 million from $10.6 million for the year ended December 31, 2018 to $13.7 million for the year ended December 31, 2019. The increase was primarily related to higher average investment balances and a higher rate of return on investments.

Other Income (Expense), Net

Other income (expense), net, decreased by less than $0.1 million from $0.2 million for the year ended December 31, 2018 to $0.1 million for the year ended December 31, 2019. The decrease was primarily related to changes in foreign currency exchange rates.

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,
	2018	2017	Dollar Change	% Change

	(in thousands)
Collaboration revenue	$44,521	$21,426	$23,095	108%
Operating expenses:
Research and development	243,621	144,687	98,934	68
General and administrative	47,928	27,986	19,942	71
Total operating expenses	291,549	172,673	118,876	69
Other income (expense):
Interest income (expense), net	10,566	3,204	7,362	230
Other income (expense), net	(180)	(76)	104	137
Total other income (expense)	10,386	3,128	7,258	232
Net loss	$(236,642)	$(148,119)	$88,523	60%

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

Research and Development Expense

Research and development expense increased by $98.9 million from $144.7 million for the year ended December 31, 2017 to $243.6 million for the year ended December 31, 2018. The increase in research and development expense was primarily related to the following:

●	approximately $35.3 million in increased expenses for external clinical activities related to avapritinib and pralsetinib;
●	approximately $27.5 million in increased personnel expense, primarily due to an increase in headcount, which was driven by growth in the clinical and manufacturing organizations as we advance our drug candidates and an increase of $10.7 million in stock-based compensation expense;
●	approximately $27.3 million in increased expenses associated with clinical and commercial manufacturing activities;
●	approximately $5.6 million in increased expenses associated with continuing to build our discovery platform and advance our discovery pipeline; and
●	approximately $2.8 million in increased toxicology studies, including expenses associated with pre-clinical studies, including IND-enabling studies, related to BLU-782.

General and Administrative Expense

General and administrative expense increased by $19.9 million from $28.0 million for the year ended December 31, 2017 to $47.9 million for the year ended December 31, 2018. The increase in general and administrative expense was primarily related to the following:

●	approximately $11.1 million in increased personnel expenses, primarily due to an increase in general and administrative headcount to support our overall growth and including an increase of $7.3 million in stock-based compensation expense;
●	approximately $6.1 million in increased professional fees, including pre-commercial planning activities; and
●	approximately $2.1 million in increased facility costs related to our new headquarters in 2018.

Interest Income (Expense), Net

Interest income (expense), net increased by $7.4 million from $3.2 million for the year ended December 31, 2017 to $10.6 million for the year ended December 31, 2018. The increase was primarily related to higher average investment balances and a higher rate of return on investments.

Other Income (Expense), Net

Other income (expense), net, increased by $0.1 million from $0.1 million of expense for the year ended December 31, 2017 to $0.2 million of expense for the year ended December 31, 2018.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations, a license agreement and a debt financing.

Through December 31, 2019, we have received an aggregate of $1.5 billion from such transactions, including $1.2 billion in aggregate gross proceeds from the sale of common stock in our May 2015 IPO and December 2016, April 2017, December 2017 and April 2019 follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments from Alexion, $63.0 million in upfront and milestone payments from Roche, $50.0 million in upfront and milestone payments from CStone, a $25.0 million in upfront payment from Clementia and $10.0 million in gross proceeds from a debt financing.

As of December 31, 2019, we had cash, cash equivalents and investments of $548.0 million. In addition, we received $308.2 million in estimated net proceeds from our January 2020 follow-on public offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash used in operating activities	$(278,015)	$(175,009)	$(119,865)
Net cash used in investing activities	(16,466)	(161,088)	(72,347)
Net cash provided by financing activities	340,638	4,454	543,948
Net increase (decrease) in cash and cash equivalents	$46,157	$(331,643)	$351,736

Net Cash Used in Operating Activities. For the year ended December 31, 2019, compared to the same period in 2018, the $103.0 million increase in net cash used in operating activities was primarily due to the increase in net loss during this period of $110.0 million, which was driven by increased payroll and payroll-related expenses and spending on pre-clinical, clinical and pre-commercial activities, partially offset by upfront and milestone payments received during year ended December 31, 2019. The net cash flows provided by operating activities for year ended December 31, 2019 reflect a $25.0 million upfront payment received under the Clementia agreement, an aggregate of $10.0 million in milestone payments received under the CStone agreement and an $8.0 million milestone payment received under the Roche agreement.

For the year ended December 31, 2018, compared to the same period in 2017, the $55.1 million increase in net cash used in operating activities was primarily due to the increase in net loss during this period of $88.5 million, which was driven by increased payroll and payroll-related expenses and spending on pre-clinical, clinical and pre-commercial activities, partially offset by upfront and milestone payments received during year ended December 31, 2018. The net cash flows provided by operating activities for year ended December 31, 2018 reflect a $40.0 million upfront payment received under the CStone agreement and a $10.0 milestone payment received under the Roche agreement. We did not receive any upfront payments or milestones during year ended December 31, 2017.

Net Cash Used in Investing Activities. For the year ended December 31, 2019, compared to the same period in 2018, the $144.6 million decrease in net cash used in investing activities was primarily due to a decrease in net purchases of available-for-sale investments.

For the year ended December 31, 2018, compared to the same period in 2017, the $88.7 million increase in net cash used in investing activities was primarily due to an increase in net purchases of available-for-sale investments.

Net Cash Provided by Financing Activities. For the year ended December 31, 2019, compared to the same period in 2018, the $336.2 million increase in net cash provided by financing activities was primarily due to a $327.5 million increase in net proceeds received from our April 2019 follow-on public offering, after deducting underwriting discounts and commissions and offering expenses paid by us, and a $6.9 million increase in proceeds received from stock option exercises.

For the year ended December 31, 2018, compared to the same period in 2017, the $539.5 million decrease in net cash provided by financing activities was primarily due to a total of $541.5 million decrease in net proceeds received from our April 2017 and December 2017 follow-on public offerings, after deducting underwriting discounts and commissions and offering expenses paid by us, partially offset by proceeds received from stock option exercises.

Borrowings

In May 2013, we entered into the loan and security agreement with Silicon Valley Bank. Under the terms of the loan and security agreement, we borrowed $5.0 million. Loan advances under the loan and security agreement accrue interest at a fixed rate of 2.0% above the prime rate. In November 2014, we amended the loan and security agreement and borrowed an additional $5.0 million. Each loan advance included an interest-only payment period. During the years ended December 31, 2018 and 2017, we paid principal payments of $1.5 million and $2.6 million, respectively, on the $10.0 million of advances. We were required to pay a fee of 4% of the total loan advances at the end of the term of the loan. There were no financial covenants associated with the loan and security agreement. As of December 31, 2019 and 2018, we had no outstanding principal and interest under the loan and security agreement.

See Note 9, “Term Loan,” in the accompanying notes to our audited consolidated financial statements for additional information.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates, including marketing approval for AYVAKIT for additional indications or in additional geographies. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of December 31, 2019, we had cash, cash equivalents and investments of $548.0 million. Based on our current plans, we believe that our existing cash, cash equivalents and investments including the $308.2 million in estimated net proceeds from our January 2020 follow-on public offering, together with anticipated product revenues but excluding any additional potential option fees, milestone payments or other payments under our collaboration or license agreements, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs of securing manufacturing, packaging and labeling arrangements for development activities and commercial production, including active pharmaceutical ingredient, or API, drug substance and drug product material for use in pre-clinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including avapritinib for additional indications or in additional geographies;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of any of our approved drugs;
●	the success of our collaborations with Roche and CStone and our license agreement with Clementia, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our collaboration agreements with Roche and CStone or license agreement with Clementia, or any collaboration, partnership or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other drugs, drug candidates or technologies and the terms of any such arrangements;
●	the success of our current or future collaborations for the development of companion diagnostic tests;
●	the success of our commercialization efforts and market acceptance for AYVAKIT or any of our future approved drugs;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations outside the U.S.

Identifying potential drug candidates, conducting pre-clinical development and testing and clinical trials and, for any drug candidates that receive marketing approval, establishing and maintaining commercial infrastructure is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals, including for avapritinib in additional indications or geographies, and achieve substantial revenues for any of our drugs that receive marketing approval, including for AYVAKIT in the U.S. In addition, AYVAKIT and any other drug candidates that receive marketing approvals, including AYVAKIT for additional indications or in additional geographies, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Roche and CStone and the license agreement with Clementia, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs, drugs or drug candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug and drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2019:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations (1)	$137,616	$11,916	$29,483	$25,867	$70,350
Total	$137,616	$11,916	$29,483	$25,867	$70,350
(1)	Represents future minimum lease payments under our non-cancelable operating leases, net of payments under our sublease for the office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

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

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain milestones, including future payments to third parties with whom we have entered into agreements to develop and commercialize companion diagnostic tests for certain of our drug candidates. We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2019 and 2018, we had cash, cash equivalents and investments of $548.0 million and $494.0 million, respectively, consisting primarily of money market funds and investments in U.S. government agency and treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2019 and 2018, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019 and 2018.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Blueprint Medicines Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Blueprint Medicines Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Blueprint Medicines Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Blueprint Medicines Corporation as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

February 13, 2020

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)        Financial Statements

The following documents are included on pages F-1 through F-38 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)        Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)        Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37359	3.1	November 9, 2015
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-37359	3.2	November 9, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-202938	4.1	April 20, 2015
4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of November 7, 2014, by and among the Registrant and the Investors listed therein	S-1	333-202938	4.4	March 23, 2015
4.3	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended				*
10.1#	2011 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder	S-1	333-202938	10.1	March 23, 2015
10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder				*
10.3#	2015 Employee Stock Purchase Plan				*
10.4	Lease Agreement, dated February 11, 2015, by and between the Registrant and 38 Sidney Street Limited Partnership	S-1	333-202938	10.4	March 23, 2015
10.5	First Amendment to Lease Agreement, dated January 26, 2018, by and between the Registrant and 38 Sidney Street Limited Partnership	10-K	001-37359	10.5	February 26, 2019
10.6	Lease Agreement, dated April 28, 2017, by and between the Registrant and UP 45/75 Sidney Street, LLC	10-Q	001-37359	10.1	May 3, 2017

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
10.7	First Amendment of Lease, dated September 19, 2018, between Blueprint Medicines Corporation and UP 45/75 Sidney Street, LLC	8-K	001-37359	10.1	September 25, 2018
10.8#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Jeffrey W. Albers	10-Q	001-37359	10.2	November 9, 2015
10.9#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Anthony L. Boral	10-Q	001-37359	10.4	November 9, 2015
10.10#	Employment Agreement, dated March 10, 2016, by and between the Registrant and Kathryn Haviland	10-K	001-37359	10.9	March 11, 2016
10.11#	First Amendment to Employment Agreement, dated January 30, 2019, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.2	February 5, 2019
10.12#	Employment Agreement, dated September 6, 2016, by and between the Registrant and Tracey L. McCain	10-Q	001-37359	10.3	November 10, 2016
10.13#	Employment Agreement, dated November 9, 2016, by and between the Registrant and Marion Dorsch	8-K	001-37359	10.1	November 14, 2016
10.14#	Employment Agreement, dated October 10, 2017, by and between the Registrant and Christopher Murray	10-Q	001-37359	10.1	October 31, 2017
10.15#	Employment Agreement, dated November 22, 2017, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.1	November 22, 2017
10.16#	First Amendment to Employment Agreement, dated January 30, 2019, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.1	February 5, 2019
10.17#	Employment Agreement, dated October 29, 2018, by and between the Registrant and Christina Rossi	8-K	001-37359	10.1	October 29, 2018
10.18#	Employment Agreement, dated March 6, 2019, by and between the Registrant and Ariel Hurley	8-K	001-37359	10.1	March 8, 2019
10.19#

Employment Agreement, dated November 22, 2017, by and between the Registrant and Debra Durso-Bumpus, as amended by the First Amendment to Employment Agreement, dated February 10, 2020, by and between the Registrant and Debra Durso-Bumpus

					*
10.20†	Collaboration and License Agreement, effective March 14, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant, as amended by Amendment to Collaboration and License Agreement, effective April 15, 2016	10-Q/A	001-37359	10.2	July 22, 2016
10.21†	Second Amendment to Collaboration and License Agreement, effective April 27, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	August 9, 2016

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
10.22	Third Amendment to Collaboration and License Agreement, effective August 4, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	November 10, 2016
10.23†	Fourth Amendment to Collaboration and License Agreement, effective February 25, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-K	001-37359	10.26	February 26, 2019
10.24††	Fifth Amendment to Collaboration and License Agreement, effective June 28, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	8-K	001-37359	10.1	July 3, 2019
10.25††	Sixth Amendment to Collaboration and License Agreement, effective November 1, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.2	November 5, 2019
10.26††	Seventh Amendment to Collaboration and License Agreement, effective December 17, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	8-K	001-37359	10.1	December 20, 2019
10.27†	License and Collaboration Agreement, dated June 1, 2018, between the Registrant and CStone Pharmaceuticals	10-Q	001-37359	10.1	August 1, 2018
10.28††	License Agreement, effective October 15, 2019, by and between the Registrant and Clementia Pharmaceuticals, Inc.	10-Q	001-37359	10.1	November 5, 2019
10.29	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1	333-202938	10.11	March 23, 2015
10.30	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1	333-202938	10.12	March 23, 2015
10.31	Senior Executive Cash Incentive Bonus Plan	10-K	001-37359	10.15	March 11, 2016
21.1	Subsidiaries of the Registrant				*
23.1	Consent of Ernst & Young LLP				*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				+

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
††

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

Blueprint Medicines Corporation

Date: February 13, 2020	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey W. Albers Jeffrey W. Albers	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2020

/s/ Michael Landsittel Michael Landsittel	Chief Financial Officer (Principal Financial Officer)	February 13, 2020

/s/ Ariel Hurley	Vice President, Finance and Controller	February 13, 2020
Ariel Hurley	(Principal Accounting Officer)

/s/ Daniel S. Lynch Daniel S. Lynch	Chairman of the Board	February 13, 2020

/s/ Nicholas Lydon Nicholas Lydon, Ph.D.	Director	February 13, 2020

/s/ Alexis Borisy Alexis Borisy	Director	February 13, 2020

/s/ Mark Goldberg Mark Goldberg, M.D.	Director	February 13, 2020

/s/ Charles A. Rowland, Jr. Charles A. Rowland, Jr.	Director	February 13, 2020

/s/ George Demetri George Demetri, M.D.	Director	February 13, 2020

/s/ Lonnel Coats Lonnel Coats	Director	February 13, 2020

/s/ Lynn Seely Lynn Seely, M.D.	Director	February 13, 2020

Blueprint Medicines Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Blueprint Medicines Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blueprint Medicines Corporation as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2020 expressed an unqualified opinion thereon.

Adoption of ASC 606

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue effective January 1, 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

Adoption of ASC 842

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

License Agreement with Clementia
Description of the Matter

As discussed in Note 8 to the consolidated financial statements, the Company recognized $46.2 million in revenue under the license agreement with Clementia Pharmaceuticals, Inc. (“Clementia”) in the fourth quarter of 2019. The Company determined that there were three distinct performance obligations in the Clementia agreement: (i) the combination of the License, Technology Transfer, and Manufacturing Technology Transfer; (ii) delivery of the Existing Manufacturing Inventory; and (iii) delivery of the In-Process Manufacturing Inventory.

Auditing management’s identification of the performance obligations was challenging as the contract includes implicit and explicit goods and services. Significant judgment was required in the evaluation of the identification of the performance obligations and in the evaluation of whether the identified promised goods and services meet the criteria of being distinct and capable of being distinct within the context of the contract.

How We Addressed the Matter in Our Audit

We obtained an understanding of, evaluated the design and tested the operating effectiveness of internal controls that addressed the identified risks related to the Company’s process for identifying performance obligations in its contracts with customers.

To test the identification of performance obligations, we assessed, among other things, the stated terms of the Company’s arrangement with Clementia. We also conducted meetings with various personnel at the Company responsible for negotiating the contract and overseeing the delivery of the performance obligations in order to understand the nature of the explicit and implicit promised goods and services as well as understand whether promises were capable of being distinct and distinct in the context of the contract. Finally, we assessed the Company’s analyses to support their conclusion of the amount of revenue to recognize in 2019 upon delivery of certain performance obligations.

Accrued Clinical Trial Expenses
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company records costs for clinical trial activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced by the contract research organizations and other vendors.

Auditing the Company’s accruals for clinical trials is challenging due to the fact that information necessary to estimate the accruals is accumulated from multiple sources. In addition, in certain circumstances, the determination of the nature and level of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from clinical study sites and other vendors.

How We Addressed the Matter in Our Audit

We obtained an understanding of, evaluated the design and tested the operating effectiveness of internal controls that addressed the identified risks related to the Company’s process for recording accrued clinical expenses.

To evaluate the accrual for clinical expenses, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating the significant assumptions including, but not limited to, expected patient enrollment, costs per patient, site activation and estimated project duration, that are used by management to estimate the recorded accruals. To assess the reasonableness of the significant assumptions, we corroborated the progress of clinical trials with the Company’s clinical team and obtained information directly from third parties related to active patient sites and currently enrolled patients. We also tested subsequent invoicing received from such third parties and inspected the Company’s contracts with third parties and any pending change orders to assess the impact to the accrual through the balance sheet date and compared that to the Company’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Boston, Massachusetts

February 13, 2020

Blueprint Medicines Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$113,938	$68,064
Investments, available-for-sale	369,616	425,948
Accounts receivable	663	64
Unbilled accounts receivable	22,749	151
Prepaid expenses and other current assets	9,820	5,560
Total current assets	516,786	499,787
Investments, available-for-sale	64,406	—
Property and equipment, net	38,361	29,627
Operating lease right-of-use assets, net	72,753	—
Restricted cash	5,166	5,154
Other assets	10,222	5,556
Total assets	$707,694	$540,124
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	4,793	3,298
Accrued expenses	88,706	51,711
Current portion of operating lease liabilities	6,823	—
Current portion of deferred revenue	6,160	3,600
Current portion of lease incentive obligation	—	1,714
Total current liabilities	106,482	60,323
Deferred rent, net of current portion	—	5,130
Operating lease liabilities, net of current portion	89,126	—
Deferred revenue, net of current portion	39,913	42,567
Lease incentive obligation, net of current portion	—	12,903
Other long-term liabilities	7,814	192
Total liabilities	243,335	121,115
Commitments (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 49,272,223 and 44,037,026 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	49	44
Additional paid-in capital	1,412,083	1,016,690
Accumulated other comprehensive loss	(2,535)	(180)
Accumulated deficit	(945,238)	(597,545)
Total stockholders’ equity	464,359	419,009
Total liabilities and stockholders’ equity	$707,694	$540,124

Blueprint Medicines Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended
	December 31,
	2019	2018	2017
Collaboration revenue	$66,512	$44,521	$21,426
Operating expenses:
Research and development	331,450	243,621	144,687
General and administrative	96,388	47,928	27,986
Total operating expenses	427,838	291,549	172,673
Other income (expense):
Interest income (expense), net	13,732	10,566	3,204
Other income (expense), net	(100)	(180)	(76)
Total other income (expense)	13,632	10,386	3,128
Net loss	$(347,694)	$(236,642)	$(148,119)
Other comprehensive loss:
Unrealized gain (losses) on pension benefit obligations	(2,985)	—	—
Unrealized gain (losses) on available-for-sale investments	671	105	(251)
Currency translation adjustments	(40)	(16)	—
Comprehensive loss	$(350,048)	$(236,553)	$(148,370)
Net loss per share — basic and diluted	$(7.27)	$(5.39)	$(3.92)
Weighted-average number of common shares used in net loss per share — basic and diluted	47,829	43,867	37,793

Blueprint Medicines Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2016	33,123,354	$33	$420,533	$(18)	$(207,470)	$213,078
Follow on offering, net of issuance costs	10,009,259	10	541,366	—	—	541,376
Issuance of common stock under stock plan	428,210	—	4,887	—	—	4,887
Purchase of common stock under ESPP	16,703	—	476	—	—	476
Stock-based compensation expense	—	—	12,523	—	—	12,523
Unrealized loss on available-for-sale securities	—	—	—	(251)	—	(251)
Net loss	—	—	—	—	(148,119)	(148,119)
Balance at December 31, 2017	43,577,526	$43	$979,785	$(269)	$(355,589)	$623,970
Issuance of common stock under stock plan	445,622	1	5,586	—	—	5,587
Purchase of common stock under ESPP	13,878	—	750	—	—	750
Stock-based compensation expense	—	—	30,534	—	—	30,534
Adoption of new accounting standard	—	—	—	—	(5,314)	(5,314)
Unrealized gain on available-for-sale securities	—	—	—	105	—	105
Cumulative translation adjustment	—	—	—	(16)	—	(16)
Other	—	—	35	—	—	35
Net loss	—	—	—	—	(236,642)	(236,642)
Balance at December 31, 2018	44,037,026	$44	$1,016,690	$(180)	$(597,545)	$419,009
Issuance of common stock under stock plan	552,311	1	12,130	—	—	12,131
Purchase of common stock under ESPP	20,724	—	1,148	—	—	1,148
Stock-based compensation expense	—	—	54,653	—	—	54,653
Follow on offering, net of issuance costs	4,662,162	4	327,462	—	—	327,466
Unrealized loss on pension benefit obligation	—	—	—	(2,985)	—	(2,985)
Unrealized gain on available-for-sale securities	—	—	—	671	—	671
Cumulative translation adjustment	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(347,694)	(347,694)
Balance at December 31, 2019	49,272,223	$49	$1,412,083	$(2,534)	$(945,239)	$464,359

Blueprint Medicines Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(347,694)	$(236,642)	$(148,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,259	4,246	1,578
Noncash lease expense	4,991	—	—
Stock-based compensation	54,653	30,534	12,523
Accretion of premiums and discounts on investments	(4,949)	(4,381)	(320)
Other	—	(6)	32
Changes in assets and liabilities:
Accounts receivable	(599)	349	(413)
Unbilled accounts receivable	(22,597)	(151)	3,577
Prepaid expenses and other current assets	(3,338)	6,086	(6,853)
Other assets	20	(4,242)	(458)
Accounts payable	1,448	(445)	1,532
Accrued expenses	36,980	24,804	14,597
Deferred revenue	(94)	5,479	(11,861)
Deferred rent	—	(640)	14,320
Operating lease liabilities	(2,095)	—	—
Net cash used in operating activities	(278,015)	(175,009)	(119,865)
Cash flows from investing activities
Purchases of property and equipment	(14,013)	(12,677)	(15,512)
Purchases of investments	(738,387)	(801,236)	(360,835)
Maturities of investments	735,934	652,825	304,000
Net cash used in investing activities	(16,466)	(161,088)	(72,347)
Cash flows from financing activities
Principal payments on loan payable	—	(1,528)	(2,583)
Payment of offering costs	(284)	(281)	(965)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	327,750	—	542,225
Proceeds from issuance of common stock	13,288	6,425	5,271
Other financing activities	(116)	(162)	—
Net cash provided by financing activities	340,638	4,454	543,948
Net increase (decrease) in cash, cash equivalents, and restricted cash	46,157	(331,643)	351,736
Cash, cash equivalents and restricted cash at beginning of period	73,429	405,072	53,336
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18	—	—
Cash, cash equivalents and restricted cash at end of period	$119,604	$73,429	$405,072
Supplemental cash flow information
Public offering costs incurred but unpaid at period end	$—	$—	$317
Property and equipment purchases unpaid at period end	$958	$912	$3,947
Cash paid for interest	$5	$267	$151
Cash paid for taxes, net	$185	$123	$37

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,	December 31,	December 31,
	2019	2018	2017
Cash and cash equivalents	113,938	68,064	400,304
Restricted cash included in prepaid expenses and other current assets	500	211	213
Restricted cash	5,166	5,154	4,555
Total cash, cash equivalents, and restricted cash shown in consolidated statements of cash flows	119,604	73,429	405,072

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

On April 2, 2019, the Company closed a follow-on public offering of 4,662,162 shares of its common stock at a price to the public of $74.00 per share, including 608,108 shares of common stock sold by the Company pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the offering. The Company received net proceeds of $327.5 million, after deducting underwriting discounts and commissions and offering expenses.

On January 27, 2020, the Company closed a follow-on public offering of 4,710,144 shares of its common stock at a price to the public of $69.00 per share and received estimated net proceeds of $308.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company has also granted the underwriters a 30-day option to purchase up to an additional 706,521 shares of its common stock at the public offering price, less underwriting discounts and commissions.

As of December 31, 2019, the Company had cash, cash equivalents and investments of $548.0 million. Based on the Company’s current operating plans, the Company believes that its existing cash, cash equivalents and investments including the $308.2 million in estimated net proceeds from its January 2020 follow-on public offering, together with anticipated product revenues but excluding any additional potential option fees, milestone payments or other payments under its collaboration or license agreements, will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The audited consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB) and the rules and regulations of the Securities and Exchange Commission (SEC).

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities, and Blueprint Medicines (Switzerland) GmbH, Blueprint Medicines (Netherlands) B.V., Blueprint Medicines (UK) Ltd, Blueprint Medicines (Germany) GmbH, Blueprint Medicines (Spain) S.L., Blueprint Medicines (France) SAS and Blueprint Medicines (Italy) S.r.L. All intercompany transactions and balances have been eliminated.

Due to the follow-on public offering completed in April 2019, there was a significant increase in shares outstanding in the year ended December 31, 2019, which impacts the year-over-year comparability of the Company’s net loss per share calculations.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 605, Revenue Recognition (ASC 605). The Company only applied the modified retrospective transition method to contracts that were not completed as of January 1, 2018, the effective date of adoption for ASC 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company enters into licensing agreements that are within the scope of ASC 606, under which it may exclusively license rights to research, develop, manufacture and commercialize its drug candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

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

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. If the Company performs by transferring goods or services to a customer before the customer pays consideration or before payment is due, the Company records a contract asset, excluding any amounts presented as accounts receivable. The Company includes contract assets as unbilled accounts receivable on the consolidated balance sheets. The Company records accounts receivables for amounts billed to the customer for which the Company has an unconditional right to consideration. The Company assesses contract assets and accounts receivable for impairment and, to date, no impairment losses have been recorded.

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

For a complete discussion of accounting for collaboration revenues, see Note 8, Collaboration and License Agreement.

Prior to January 1, 2018, the Company recognized revenue from license and collaboration agreements in accordance with ASC Topic 605, Revenue Recognition (ASC 605). Accordingly, revenue was recognized when all of the following criteria were met:

(1)	persuasive evidence of an arrangement exists;
(2)	delivery has occurred or services have been rendered;
(3)	the seller’s price to the buyer is fixed or determinable; and
(4)	collectability is reasonably assured.

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

At the inception of an arrangement that includes milestone payments, the Company evaluated whether each milestone was substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation included an assessment of whether:

●	the consideration was commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone;
●	the consideration related solely to past performance; and

●	the consideration was reasonable relative to all of the deliverables and payment terms within the arrangement.

The Company evaluated factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There was considerable judgment involved in determining whether a milestone satisfied all of the criteria required to conclude that a milestone was substantive. Milestones that were not considered substantive were accounted for as license payments and recognized over the remaining period of performance from the date of achievement of the milestone. Milestones that were considered substantive were recognized in their entirety upon successful accomplishment of the milestone with a cumulative catch up adjustments, assuming all other revenue recognition criteria were met.

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

For a complete discussion of accounting for collaboration revenues, see Note 8, Collaboration and License Agreement.

Fair Value Measurements

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

●	Level 1 — Fair values are determined utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;
●	Level 2 — Fair values are determined by utilizing quoted prices for identical or similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves and foreign currency spot rates; and
●	Level 3 — inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market based approaches, to determine value.

There have been no changes to the valuation methods during the years ended December 31, 2019 and 2018.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2019 and 2018, cash equivalents were comprised of money market funds and other debt securities with maturities less than 90 days from the date of purchase. Cash equivalents are reported at fair value.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) consisted of foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments and unrealized gains and losses on pension benefit obligations.

Research and Development Costs

Expenditures relating to research and development are expensed in the period incurred. Research and development expenses consist of both internal and external costs associated with the development of the Company’s selective cancer therapies and building of its discovery platform. As part of the process of preparing the consolidated financial statements, the Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations or other clinical trial vendors that perform the activities.

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

Property and Equipment, Net

Property and equipment consists of lab equipment, furniture and fixtures, computer equipment, software, and leasehold improvements, all of which is stated at cost. Expenditures for maintenance and repairs are recorded to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation is recognized over the estimated useful lives of the assets using the straight-line method.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any impairment charges through December 31, 2019.

Stock-Based Compensation Expense

Stock-based compensation awards are accounted for in accordance with ASC Topic 718, Compensation –Stock Compensation (ASC 718). The Company expenses the fair value of stock awards granted to employees and members of the board of directors over the requisite service period, which is typically the vesting period. Compensation cost for stock-based awards issued to employees is measured using the estimated fair value at the grant date and is adjusted to reflect actual forfeitures. Fair value of options granted to employees at the date of grant are estimated using the Black-Scholes option-pricing model that requires management to apply judgment and make estimates, including:

●	expected volatility, which is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. For these analyses, the Company selects companies with comparable characteristics to itself including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock-based awards. The Company intends to consistently apply this process using representative companies until a sufficient amount of historical information regarding the volatility of its own share price becomes available;
●	risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption;
●	expected term, which is calculated using the simplified method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches;
●	dividend yield, which is zero based on the fact that the Company never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Stock-based awards issued to non-employees, including directors for non-board-related services, are accounted for based on the fair value of such services received or of the intrinsic value of equity instruments issued, whichever is more reliably measured. The measurement date for non-employee awards is the date of grant. Stock-based awards subject to service-based vesting conditions are expensed on a straight-line basis over the vesting period.

The purchase price of common stock under the Company’s 2015 employee stock purchase plan (as amended, the 2015 ESPP) is equal to 85% of the lesser of (i) the fair market value per share of the common stock on the first business day of an offering period and (ii) the fair market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under 2015 ESPP is calculated using the Black-Scholes valuation model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the 180-day purchase period.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of the assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in the law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position.

Foreign currency translation

The financial statements of each of the Company’s subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in other (expense) income, net in the results of operations.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation.

Concentrations of Credit Risk and Off-Balance-Sheet Risk

The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash and cash equivalents, investments, accounts receivable and unbilled account receivables.

The Company maintains its cash, cash equivalents and investments in a custodian account at high quality financial institutions, and as of December 31, 2019 and 2018, substantially all the Company’s cash, cash equivalents and investments were invested in money market funds and U.S. government agency and treasury obligations, and consequently, the Company believes that such funds are subject to minimal credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds.

Accounts receivables and unbilled accounts receivables represent amounts due from the Company’s collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables is at risk of collection.

Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief operating decision maker view the Company’s operations and manage its business as one operating segment. The Company operates in the U.S. and Europe. All material long-lived assets of the Company reside in the U.S.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), a new standard issued to increase transparency and comparability among organizations related to their leasing activities. This standard established a right-of-use model that requires all lessees to recognize right-of-use assets and lease liabilities on their balance sheet that arise from leases as well as provide disclosures with respect to certain qualitative and quantitative information related to a company's leasing arrangements to meet the objective of allowing users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

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

As permitted by the new leasing standards, the Company elected to adopt ASC 842 using the modified retrospective transition approach, with no restatement of prior periods or cumulative adjustment to retained earnings, and therefore, the consolidated balance sheet prior to January 1, 2019 continues to be reported under ASC Topic 840, Leases, (ASC 840), which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative.

Upon adoption of the new leasing standards under ASC 842, the Company elected the package of transition practical expedients, which allowed it to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and the accounting for finance leases (capital leases) was substantially unchanged. The Company elected to apply the practical expedient not to separate lease and non-lease components for new and modified leases commencing after adoption. The Company also made an accounting policy election to not recognize leases with an initial term of 12 months or less within the consolidated balance sheets and to recognize those lease payments on a straight-line basis in the consolidated statements of operations over the lease term.

Impact of Adoption of ASC 842

Upon adoption of the new leasing standards under ASC 842, the Company recognized an adjustment of $54.2 million and $74.1 million to operating lease right-of-use assets and the related lease liabilities, respectively. The operating lease liabilities are based on the present value of the remaining minimum lease payments discounted using the Company’s secured incremental borrowing rate at the effective date of January 1, 2019. The adoption of the new leasing standards did not have an impact on the Company’s consolidated statements of operations.

The impact of the adoption of ASC 842 on the consolidated balance sheet was as follows:

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

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The FASB has subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establish additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment.

The Company adopted the new standard on January 1, 2020 and has substantially completed the assessment of the standard based on the composition of its portfolio of financial instruments and current and forecasted economic conditions as of January 1, 2020. The Company has substantially completed its calculations for credit losses and established processes and internal controls that are required to comply with the new credit loss standard and related disclosure requirements. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial position and results of operations.

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

Fair Value Measurements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard was effective for the Company on January 1, 2020. The Company does not expect that the adoption of this standard to have a material impact on the disclosures of its consolidated financial statements.

Collaborative Arrangements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard makes targeted improvements for collaborative arrangements as follows:

●	Clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation and disclosure requirements;
●	Adds unit-of-account guidance to ASC 808, to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606; and
●	Requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting that transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer.

The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. A retrospective transition approach is required for either all contracts or only for contracts that are not completed at the date of initial application of ASC 606, with a cumulative adjustment to opening retained earnings. The Company adopted the new standard on January 1, 2020 and does not expect the adoption of this standard to have a significant impact on its consolidated financial position and results of operations.

Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, and can be adopted prospectively or retrospectively.

The Company adopted the new standard on January 1, 2020 on a prospective basis and is continuing to establish new processes and internal controls that may be required to comply with the new cloud computing standard. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial position and results of operations; however, the adoption of this standard will result in an increase in capitalized assets related to qualifying cloud computing arrangement implementation costs incurred after the adoption date.

3. Cash Equivalents and Investments

Cash equivalents and investments, available-for-sale, consisted of the following at December 31, 2019 and December 31, 2018 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$113,938	$—	$—	$113,938
Investments, available-for-sale:
U.S. government agency securities	128,156	160	(4)	128,312
U.S. treasury bills	305,360	358	(8)	305,710
Total	$547,454	$518	$(12)	$547,960

	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$68,064	$—	$—	$68,064
Investments, available-for-sale:
U.S. government agency securities	99,940	—	(80)	99,860
U.S. treasury bills	326,172	—	(84)	326,088
Total	$494,176	$—	$(164)	$494,012

At December 31, 2019 and 2018, the Company held 11 and 54 securities, respectively, that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2019 and 2018 were $82.1 million and $397.5 million, respectively, and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2019 and 2018.

As of December 31, 2019, 9 securities with an aggregate fair value of $64.4 million had remaining maturities greater than one year. No available-for-sale securities held as of December 31, 2018 had remaining maturities greater than one year.

4. Fair Value of Financial Instruments

The following table summarizes the Company’s cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$113,938	$113,938	$—	$—
Investments, available-for-sale:
U.S. government agency securities	128,312	—	128,312	—
U.S. treasury bills	305,710	305,710	—	—
Total	$547,960	$419,648	$128,312	$—

The following table summarizes the Company’s cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$68,064	$68,064	$—	$—
Investments, available-for-sale:
U.S. government agency securities	99,860	99,860	—	—
U.S. treasury bills	326,088	326,088	—	—
Total	$494,012	$494,012	$—	$—

5. Restricted Cash

At December 31, 2019 and 2018, respectively, $5.7 million and $5.4 million, of the Company’s cash is restricted by a bank primarily related to security deposits for the lease agreements for the Company’s current and former corporate headquarters.

For additional information on these security deposits, see Note 14, Leases.

6. Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated
	Useful Life	As of December 31,
	(Years)	2019	2018
Lab equipment	5	$8,975	$6,232
Furniture and fixtures	4	3,512	2,369
Computer equipment	3	1,558	1,805
Leasehold improvements	Term of lease	36,627	26,640
Software	3	417	280
Construction-in-progress		956	956
		52,045	38,282
Less: accumulated depreciation and amortization		(13,684)	(8,655)
Total property and equipment, net		$38,361	$29,627

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $5.3 million, $4.2 million and $1.6 million, respectively.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2019	2018
External research and development	$59,420	$36,213
Employee compensation	13,519	8,071
Accrued professional fees	12,042	4,423
Property and equipment costs	906	912
Other	2,819	2,092
	$88,706	$51,711

8. Collaboration and License Agreement

Clementia

On October 15, 2019, the Company entered into a license agreement (the Clementia agreement) with Clementia Pharmaceuticals, Inc. (Clementia), a wholly-owned subsidiary of Ipsen S.A. Under the Clementia agreement, the Company granted an exclusive, worldwide, royalty-bearing license to Clementia to develop and commercialize BLU-782, the Company’s oral, highly selective investigational ALK2 inhibitor in Phase 1 clinical development for the treatment of fibrodysplasia ossificans progressive (FOP), as well as specified other compounds related to the BLU-782 program.

The Company received an upfront cash payment of $25.0 million, and subject to the terms of the Clementia agreement, the Company will be eligible to receive up to $510.0 million in milestone and other payments, including a $20.0 million cash milestone payment due in the third quarter of 2020 and up to $490.0 million in other payments and potential development, regulatory and sales-based milestone payments for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and to purchase specified manufacturing inventory from the Company for a total of $1.5 million.

Unless earlier terminated in accordance with the terms of the Clementia agreement, the agreement will expire on a country-by-country, licensed product-by-licensed product basis on the date when no royalty payments are or will become due. Clementia may terminate the agreement at any time on or after the second anniversary of the effective date of the agreement upon at least 12 months’ prior written notice to the Company, which cannot be delivered before the first anniversary of the effective date. Either party may terminate the agreement for the other party’s uncured material breach or insolvency and in certain other circumstances agreed to by the parties. In certain termination circumstances, the Company is entitled to retain specified licenses to be able to continue to exploit the Clementia licensed products.

The Company evaluated the Clementia agreement under ASC 606 as the agreement represented a transaction with a customer. The Company identified the following material promises under the agreement: (1) the exclusive license to develop, manufacture and commercialize BLU-782; (2) the technology transfer of BLU-782 program; (3) the transfer of existing manufacturing inventory; and (4) the transfer of in-process manufacturing inventory. In addition, the Company determined that the exclusive license and technology transfer were not distinct from each other, as exclusive license has limited value without the corresponding technology transfer. As such, for the purposes of ASC 606, the Company determined that these four material promises, described above, should be combined into three performance obligations: (1) the exclusive license and the technology transfer; (2) the transfer of existing manufacturing inventory; and (3) the transfer of in-process manufacturing inventory.

The Company determined that the transaction price as of the outset of the arrangement was $46.5 million, which consists of the upfront amount of $25.0 million, the $20.0 million cash milestone payment due in the third quarter of 2020, the purchase of existing manufacturing inventory of $1.2 million and the purchase of in-process manufacturing inventory of $0.3 million. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The transaction price was allocated to the three performance obligation on a relative stand-alone selling price basis. The Company satisfies the performance obligations upon delivery of the license and completion of the technology transfer and inventory transfers.

As of December 31, 2019, the Company completed the delivery of the license, the technology transfer and the transfer of existing manufacturing inventory and recognized a total of $46.2 million as revenue, of which $20.0 million cash milestone payment due in the third quarter of 2020 was recorded as unbilled accounts receivable. There was no revenue deferred as a contract liability associated with the Clementia agreement as of December 31, 2019 and 2018.

CStone Pharmaceuticals

On June 1, 2018, the Company entered into a collaboration and license agreement (the CStone agreement) with CStone Pharmaceuticals (CStone) pursuant to which the Company granted CStone exclusive rights to develop and commercialize the Company’s drug candidates avapritinib, pralsetinib and fisogatinib, including back-up forms and certain other forms thereof, in Mainland China, Hong Kong, Macau and Taiwan (each, a CStone region and collectively, the CStone territory), either as a monotherapy or as part of a combination therapy. The Company retains exclusive rights to the licensed products outside the CStone territory.

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

Pursuant to the terms of the CStone agreement, CStone will be responsible for conducting all development and commercialization activities in the CStone territory related to the licensed products, and the Company and CStone have initiated a clinical trial in China evaluating fisogatinib in combination with CS1001, a clinical-stage anti-programmed death ligand-1 immunotherapy being developed by CStone, as a first-line therapy for the treatment of patients with hepatocellular carcinoma.

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

A summary of manufacturing services related to the global development activities during the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Manufacturing services related to global development activities	$3,286	$496

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

The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal. During the year ended December 31, 2019, several development and regulatory milestones were achieved and the associated aggregate cash consideration of $12.0 million for such milestones was added to the estimated transaction price for the CStone agreement.

A summary of revenue recognized under the CStone agreement during the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
License milestone revenue	$12,000	$40,000
Manufacturing services related to territory-specific activities	144	—
Total CStone collaboration revenue	$12,144	$40,000

The following table presents the receivables including the contract assets associated with the CStone agreement as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Accounts receivables	$663	$—
Unbilled accounts receivables	$2,749	$151

There was no revenue deferred as a contract liability associated with the CStone agreement as of December 31, 2019 and 2018.

Roche

In March 2016, the Company entered into a collaboration and license agreement (as amended, Roche agreement) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche) for the discovery, development and commercialization of small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. As a result of an amendment to the Roche agreement in the fourth quarter of 2019, the parties are currently conducting activities for up to four programs under the collaboration.

Under the Roche agreement, Roche was initially granted up to five option rights to obtain an exclusive license to exploit products derived from the collaboration programs in the field of cancer immunotherapy. Such option rights are triggered upon the achievement of Phase 1 proof-of-concept. For up to two collaboration programs, if Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed products. For up to two collaboration programs, if Roche exercises its option, the Company will retain commercialization rights in the U.S. for the licensed products, and Roche will receive commercialization rights outside of the U.S. for the licensed products. The Company will also retain worldwide rights to any products for which Roche elects not to exercise its applicable option.

Prior to Roche’s exercise of an option, the Company will have the lead responsibility for drug discovery and pre-clinical development of all collaboration programs. In addition, the Company will have the lead responsibility for the conduct of all Phase 1 clinical trials other than those Phase 1 clinical trials for any product in combination with Roche’s portfolio of therapeutics, for which Roche will have the right to lead the conduct of such Phase 1 clinical trials. Pursuant to the Roche agreement, the parties will share the costs of Phase 1 development for each collaboration program. In addition, Roche will be responsible for post-Phase 1 development costs for each licensed product for which it retains global commercialization rights, and the Company and Roche will share post-Phase 1 development costs for each licensed product for which the Company retains commercialization rights in the U.S.

The Company received an upfront cash payment of $45.0 million in March 2016 upon execution of the Roche agreement, and subject to the terms of the Roche agreement, the Company will be eligible to receive up to approximately $940.0 million in contingent option fees and milestone payments related to specified research, pre-clinical, clinical, regulatory and sales-based milestones. Of the total contingent payments, up to approximately $190.0 million are for option fees and milestone payments for research, pre-clinical and clinical development events prior to licensing across all four potential collaboration programs.

In addition, for any licensed product for which Roche retains worldwide commercialization rights, the Company will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which the Company retains commercialization rights in the U.S., the Company and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

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

The Company assessed this arrangement in accordance with ASC 606 upon the adoption of the new standard on January 1, 2018, and concluded that the contract counterparty, Roche, is a customer prior to the exercise, if any, of an option by Roche. The Company identified the following material promises under the arrangement: (1) a non-transferable, sub-licensable and non-exclusive license to use the Company’s intellectual property and collaboration compounds to conduct research activities; (2) research and development activities through Phase 1 clinical trials under the research plan; (3) five option rights for licenses to develop, manufacture, and commercialize the collaboration targets; (4) participation on a joint research committee (JRC) and joint development committee (JDC); and (5) regulatory responsibilities under Phase 1 clinical trials. The Company determined that the license and research and development activities were not distinct from another, as the license has limited value without the performance of the research and development activities. Participation on the JRC and JDC to oversee the research and development activities was determined to be quantitatively and qualitatively immaterial and therefore is excluded from performance obligations. The regulatory responsibilities related to filings and obtaining approvals related to the drugs that may result from each program do not represent separate performance obligations based on their dependence on the research and development efforts. As such, the Company determined that these promises should be combined into a single performance obligation.

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

In June 2018 and October 2019, the Company achieved a $10.0 million research and milestone payment and an $8.0 million research milestone payment under the Roche agreement. These amounts were added to the estimated transaction price and allocated to the existing performance obligation as it became probable that a significant reversal of cumulative revenue would not occur for each of the research milestones achieved.

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

During the year ended December 31, 2019, as a result of an amendment to the Roche agreement, a reduction in the costs expected to be incurred in the future to satisfy certain performance obligations under the collaboration became probable, and accordingly, the Company recorded a cumulative catch-up of $1.6 million to revenue; In addition, due to the achievement of the $8.0 million research milestone in October 2019, the Company recognized another cumulative catch-up of $1.6 million to revenue.

A summary of revenue recognized under the Roche agreement during the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
Roche collaboration research and development services revenue	$8,165	$4,521

During the years ended December 31, 2019 and 2018, the Company recognized the following revenue due to the changes in the contract liability balances (in thousands):

	Year Ended
	December 31,
	2019	2018
Amounts included in the contract liability at the beginning of the period	$4,578	$4,277

As of December 31, 2019, the Company had revenue deferred as a contract liability related to the Roche agreement of $46.1 million, of which $6.2 million was included in current liabilities, and the research and development services related to the performance obligation are expected to be performed over a remaining period of approximately 5.3 years. As of December 31, 2018, the Company had revenue deferred as a contract liability related to the Roche agreement of $46.2 million, of which $3.6 million was included in current liabilities.

Alexion

In March 2015, the Company entered into a research, development and commercialization agreement (Alexion agreement) with Alexion to research, develop and commercialize one or more drug candidates targeting the ALK2 kinase for the treatment of FOP. Since the Alexion agreement was terminated in October 2017, the Company recognized revenue from the agreement in accordance with ASC 605.

Prior to the termination, the Company had received an aggregate amount of $18.8 million in upfront and milestone payments, which consisted of a $15.0 million non-refundable upfront payment upon execution of the Alexion agreement and an aggregate amount of $3.8 million in pre-clinical milestone payments. The Company was not entitled to receive payment from Alexion for any research and development expenses incurred after October 24, 2017 and as a result, the Company did not recognize any revenue under the Alexion agreement for the year ended December 31, 2018.

During the year ended December 31, 2017, the Company recognized $16.2 million revenue under the Alexion agreement, of which $9.5 million related to reimbursable research and development costs and $6.7 million related to the remaining portion of the upfront and milestone payments previously received.

9. Term Loan

In May 2013, the Company entered into a loan and security agreement with Silicon Valley Bank, which provided for up to $5.0 million in funding, to be made available in three tranches. Loan advances accrue interest at a fixed rate of 2% above the prime rate. In November 2014, the Company amended the loan to allow the Company to borrow an additional $5.0 million. The Company accounted for the amendment as a modification to the existing 2013 loan. The Company immediately drew the additional $5.0 million and was required to make interest-only payments until December 1, 2015, and consecutive monthly payments of principal, plus accrued interest, over the remaining term through November 2018. The Company was required to pay a fee of 4% of the total loan advances at the end of the term of each of the loan. The fee had been accreted to interest expense over the term of the loan. As of December 31, 2019 and 2018, the Company had no outstanding principal and interest under the loan and security agreement.

10. Stock-based Compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar years beginning January 1, 2019 and 2020, the number of shares reserved for issuance under the 2015 Plan was increased by 1,761,481 and 1,970,888 shares, respectively. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. At December 31, 2019, there were 1,364,378 shares available for future grant under the 2015 Plan.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense totaling $54.7 million, $30.5 million and $12.5 million for the year ended December 31, 2019, 2018 and 2017, respectively.

Stock-based compensation expense by award type included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

Year Ended

	December 31,
	2019	2018	2017
Stock options	$47,726	$30,095	$12,317
Restricted stock units	6,445	167	—
Restricted stock awards	—	—	2
Employee stock purchase plan	482	272	204
Total stock-based compensation expense	$54,653	$30,534	$12,523

Stock-based compensation expense by classification within the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Research and development	$28,596	$17,019	$6,296
General and administrative	26,057	13,515	6,227
Total stock-based compensation expense	$54,653	$30,534	$12,523

At December 31, 2019, there was $160.6 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted-average period of 2.9 years. Due to an operating loss, the Company does not record tax benefits associated with stock-based compensation or option exercises. Tax benefit will be recorded when realized.

Stock Options

Stock options granted by the Company generally vest ratably over four years, with a one-year cliff for new employee awards and are exercisable from the date of grant for a period of ten years. The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.21%	2.77%	2.07%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.0	6.0	6.0
Expected stock price volatility	63.83%	69.08%	74.58%

The following table summarizes the stock option activity for the year ended December 31, 2019:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(1)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2018	4,557,800	$44.64	7.96	$86,675
Granted	2,063,081	82.20
Exercised	(544,065)	22.30
Canceled	(281,106)	71.24
Outstanding at December 31, 2019	5,795,710	$58.82	7.69	$134,409
Exercisable at December 31, 2019	2,755,865	$40.20	6.56	$111,895
(1)	Intrinsic value represents the amount by which the fair market value as of December 31, 2019 of the underlying common stock exceeds the exercise price of the option.

The weighted-average grant date fair value of options granted in the years ended December 31, 2019, 2018 and 2017 was $48.96, $49.40 and $28.04, respectively. The total intrinsic value of options exercised in the years ended December 31, 2019, 2018, and 2017 was $33.8 million, $29.4 million, and $17.8 million, respectively.

At December 31, 2019, the total unrecognized compensation expense related to unvested stock option awards was $132.0 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted stock units

Restricted stock units granted by the Company generally vest ratably over four years. The following table summarizes the restricted stock units activity for the year ended December 31, 2019:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested shares at December 31, 2018	36,868	$66.28
Granted	413,499	83.58
Vested	(8,246)	66.55
Forfeited	(22,366)	81.57
Unvested shares at December 31, 2019	419,755	$82.50

The Company started to grant restricted stock units to employees in June 2018. The total fair value of restricted stock units vested during the year ended December 31, 2019 was $0.7 million and there were no restricted stock units vested during the year ended December 31, 2018. At December 31, 2019, the total unrecognized compensation expense related to unvested restricted stock units was $28.6 million, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

Restricted Stock Awards

Restricted stock awards granted by the Company generally vest ratably over four years. The Company did not grant restricted stock awards to any employees or directors during the years ended December 31, 2019 or 2018. Outstanding restricted stock awards previously granted to employees and directors were fully vested as of December 31,

2017. The total fair value of restricted stock awards that vested during the years ended December 31, 2017 was $0.1 million.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 ESPP, which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar years by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar years beginning January 1, 2019 and 2020, the number of shares reserved for issuance under the 2015 ESPP was increased by 440,370 and 492,722 shares, respectively. The Company issued 20,724, 13,878, and 16,703 shares under the ESPP during the years ended December 31, 2019, 2018 and 2017, respectively.

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

	Year Ended
	December 31,
	2019	2018	2017
Stock options	5,795,710	4,557,800	3,304,166
Restricted stock units	419,755	36,868	—
ESPP shares	13,621	10,275	5,663
Total	6,229,086	4,604,943	3,309,829

12. Convertible Preferred Stock

Under the Company’s certificate of incorporation, the board of directors is authorized, without action by the stockholders, to designate and issue up to an aggregate of 5,000,000 shares of preferred stock in one or more series. The board of directors can designate the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions. No shares of preferred stock were issued and outstanding during years ended December 31, 2019, 2018 and 2017.

13. Income Taxes

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2019, 2018 and 2017.

	Year Ended
	December 31,
	2019	2018	2017
Federal income tax (benefit) at statutory rate	21.00%	21.00%	34.00%
Permanent differences	1.11	1.71	0.49

Federal research and development credits	0.77	1.79	0.97
Federal orphan drug credits	6.90	18.06	6.40
State income tax, net of federal benefit	7.46	7.08	5.40
Other	2.13	0.04	0.83
Foreign rate differential	(0.03)	—	—
Deferred rate change	(0.08)	—	(27.58)
Change in valuation allowance	(39.26)	(49.68)	(20.54)
Effective income tax rate	—%	—%	(0.03)%

The Company had net losses in all periods presented and therefore has not recognized any federal or state income tax expense.

During 2018, the Company completed a detailed study of its research and development credits and orphan drug credit carryforwards. As a result, the Company adjusted its deferred tax asset balances and the impacts are included on the Federal research and developmental credit and Federal orphan drug credit lines in the effective rate reconciliation above. The impacts of the increases in the deferred tax asset balances have been completely offset by an increase in the Company's valuation allowance which is included in the change in valuation allowance line on the reconciliation above.

The Company’s deferred tax assets and liabilities consist of the following:

	Year Ended
	December 31,
	2019	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$219,935	$127,421	$78,829
Research and development credit carryforwards	19,240	13,714	5,950
Orphan drug credit carryforwards	92,538	68,536	14,574
Accrued expenses and other	25,842	12,248	4,660
Deferred revenue	10,971	10,320	9,664
Deferred lease incentive	—	3,993	4,462
Deferred rent	26,196	1,436	1,142
Total gross deferred tax asset	394,722	237,668	119,281
Deferred tax liability
Depreciation	(4,474)	(4,162)	(4,801)
Right of use assets	(19,869)	—	—
Debt discount	—	—	(2)
Valuation allowance	(370,379)	(233,506)	(114,478)
Net deferred tax asset	$—	$—	$—

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $370.4 million, $233.5 million and $114.5 million has been established at December 31, 2019, 2018 and 2017, respectively. The change in the valuation allowance was $136.9 million, $119.0 million and $30.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company has incurred net operating losses (NOL) since inception. At December 31, 2019, the Company had federal and state NOL carryforwards of $802.1 million and $817.4 million, respectively, which expire beginning in 2030. As of December 31, 2019, the Company had federal and state research and development tax credit carryforwards of $11.2 million and $9.4 million, respectively, which expire beginning in 2027. As of December 31, 2019, the Company had federal orphan drug credits of $92.5 million, which expire beginning in 2035 and state investment tax credits of $0.8 million, which expire beginning in 2021.

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

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations and comprehensive loss. As of December 31, 2019 and 2018, the Company has no accrued interest related to uncertain tax positions. As of December 31, 2018, the Company was open to examination in the U.S. federal and certain state jurisdictions for all of the Company’s tax years since the net operating losses may potentially be utilized in future years to reduce taxable income. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

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

As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company recorded provisional estimates during the year ended December 31, 2018, and has subsequently finalized its accounting analysis based on the guidance, interpretations, and data available as of December 31, 2019. Adjustments made in the fourth quarter of 2018 upon finalization of its accounting analysis were not material to the Company’s consolidated financial statements.

14. Leases

38 Sidney Street

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space at 38 Sidney Street in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The initial term of the lease agreement will expire on October 31, 2022, unless terminated sooner. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the initial seven-year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The lease provided the Company with an allowance for leasehold improvements of $4.3 million. Prior to adoption of ASC 842, the Company recorded rent expense on a straight-line basis through the end of the lease term and the associated deferred rent on the consolidated balance sheet. The Company also recorded the leasehold improvement incentives as a reduction to rent expense ratably over the lease term, and the balance from the leasehold improvement incentives was included in lease incentive obligations on the consolidated balance sheet as of December 31, 2018. The lease agreement required the Company to pay a security deposit of $1.3 million, of which $0.2 million was released in February 2018 and February 2019, respectively. The remaining $0.9 million is recorded in restricted cash on the Company’s consolidated balance sheet as of December 31, 2019.

In the first quarter of 2018, the Company subleased its former corporate headquarters at 38 Sidney Street, Cambridge, Massachusetts through October 31, 2020. Subject to the terms of the sublease agreement and the master lease agreement, including a right of recapture by the Company, the sublessee has the option to extend the sublease through October 31, 2022. The sublease includes a total commitment by the sublessee of $8.2 million over the 32 month term of the sublease agreement. During the 32 month term, the Company will be responsible for total rental payments of $6.9 million and an additional $0.7 million in total payments related to the Company’s profit on the sublease income which are payable by the Company to the landlord. As of December 31, 2019, the remaining minimum sublease rental commitment by the sublessee was $2.6 million.

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

During the initial term of the lease agreement, the Company has agreed to pay an initial annual base rent of approximately $7.7 million, which increases annually until it reaches approximately $10.6 million in the last year of the initial term. The lease provided the Company with a tenant improvement allowance of approximately $14.2 million for improvements to be made to the premises. Prior to adoption of ASC 842, the Company recorded rent expense on a straight-line basis through the end of the lease term and the associated deferred rent on the consolidated balance sheet. The Company also recorded the leasehold improvement incentives as a reduction to rent expense ratably over the lease term, and the balance from the leasehold improvement incentives was included in lease incentive obligations on the consolidated balance sheet as of December 31, 2018. The lease agreement required the Company to pay a security deposit of $3.5 million, of which $3.0 million is recorded in restricted cash on the Company’s consolidated balance sheet as of December 31, 2019, and $0.5 million was recorded in prepaid and other current assets, which was subsequently released in January 2020.

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

The Company has agreed to pay an initial annual base rent of approximately $3.2 million for the expansion premises, which increases annually until it reaches approximately $4.2 million in the last year of the initial term for the expansion premises. Pursuant to the lease amendment, the landlord has also agreed to provide the Company with a tenant improvement allowance of approximately $3.2 million for improvements to be made to the expansion premises. The lease amendment required the Company to pay an additional security deposit of $0.8 million to the landlord for the expansion premises, which is recorded in restricted cash on the Company’s consolidated balance sheet as of December 31, 2019.

 The lease agreements do not contain residual value guarantees and the components of lease cost for the year ended December 31, 2019 were as follows (in thousands):

Operating leases:	Year Ended December 31, 2019
Lease cost	$16,162
Sublease income	(2,834)
Net lease cost	$13,328

For the years ended December 31, 2018 and 2017 rent expenses under ASC 840, net of sublease income, was $7.3 million and $6.3 million, respectively.

The Company has not entered into any material short-term leases or financing leases as of December 31, 2019.

Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows (in thousands):

Year Ended December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:	$12,247

Lease liabilities arising from obtaining right-of-use assets:

Operating leases	$23,300

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Weighted average remaining lease term in years	9.30
Weighted average discount rate	8.2%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows (in thousands):

2020	14,341
2021	14,764
2022	14,719
2023	12,746
2024	13,121
Thereafter	70,350
Total future minimum lease payments (1)	140,041
Less imputed interest	(44,093)
Total	$95,948
(1)

Minimum lease payments have not been reduced by minimum sublease rentals of $2.4 million due in the future under the Company’s non-cancelable sublease for the office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

15. Employee Benefit Plans

The Company sponsors various retirement and pension plans. The estimates of liabilities and expenses for these plans incorporate a number of assumptions, including expected rates of return on plan assets and interest rates used to discount future benefits.

401(k) Savings Plan

The Company maintains a 401(k) plan for employees (the 401(k) Plan). The 401(k) Plan is intended to qualify under Section 401(k) of the Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings on contributions, are not taxable to the employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits the Company to make contributions up to the limits allowed by law on behalf of all eligible employees. Effective September 1, 2015, the Company instituted an employer match of 50% of eligible contributions up to 6% of employee contributions. For the years ended December 31, 2019, 2018 and 2017, the Company contributed $1.3 million, $0.8 million and $0.5 million, respectively, to the 401(k) Plan.

Switzerland Defined Benefit Plan

The Company maintains a pension plan covering employees of its Swiss subsidiary, Blueprint Medicines (Switzerland) GmbH (the “Swiss Plan”). The Swiss Plan is a government-mandated retirement fund that provides employees with a minimum benefit. Employer and employee contributions are made to the Swiss Plan based on various percentages of salary and wages that vary according to employee age and other factors. The Company’s contributions to the Swiss Plan for the year ended December 31, 2019 were $0.2 million. The Company’s expected contributions for the year ended December 31, 2020 are $0.4 million.

As is customary with Swiss pension plans, the assets of the Swiss Plan are invested in a collective fund with multiple employers. The Company has no investment authority over the assets of the Swiss Plan, which are held and invested by a Swiss insurance company. The investment strategy of the Swiss Plan is managed by an independent asset manager with the objective of achieving a consistent long-term return which will provide sufficient funding for future pension obligations while limiting risk. As of December 31, 2019, the Swiss Plan had an unfunded net pension obligation of $3.0 million, plan assets of $4.7 million and accumulated benefit obligation of $6.5 million. The expected rate of return on plan assets is 2.6%. During the year ended December 31, 2019, the Company recorded $0.2 million expenses related to the Swiss Plan.

16. Commitments

The Company has no other commitments other than the minimum lease payments commitment as disclosed in Note 14, Leases.

17. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except per share data)
Total revenue	$730	$5,110	$9,139	$51,533
Total operating expenses	90,803	109,024	107,100	120,911
Total other income	2,666	4,233	3,686	3,047
Net loss	$(87,407)	$(99,681)	$(94,275)	$(66,331)
Net loss per share — basic and diluted	$(1.98)	$(2.04)	$(1.92)	$(1.35)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data)
Total revenue	$954	$41,439	$1,095	$1,033
Total operating expenses	59,865	70,906	76,603	84,175
Total other income	2,362	2,419	2,785	2,820
Net loss	$(56,549)	$(27,048)	$(72,723)	$(80,322)
Net loss per share — basic and diluted	$(1.29)	$(0.62)	$(1.66)	$(1.83)

18. Subsequent Events

On January 9, 2020, the FDA granted approval of AYVAKIT (avapritinib) for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumor harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and the Company has commenced the sale of AYVAKIT in the U.S.

On January 27, 2020, the Company closed a follow-on public offering of 4,710,144 shares of its common stock at a price to the public of $69.00 per share and received estimated net proceeds of $308.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company has also granted the underwriters a 30-day option to the underwriters to purchase up to an additional 706,521 shares of its common stock at the public offering price, less underwriting discounts and commissions.