Form 10-Q
period 2020-03-31
Blueprint Medicines Corp
filed 2020-05-06
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on April 30, 2020: 54,189,964

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for avapritinib, pralsetinib, fisogatinib and BLU-263, and our research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	the timing or likelihood of regulatory actions, filings and approvals for our drug candidates and our ability to successfully expand the indication for avapritinib, including our ability to obtain approval for our pending new drug application, or NDA, for avapritinib for the treatment of fourth-line gastrointestinal stromal tumor from the U.S. Food and Drug Administration, or FDA, obtain marketing approval for avapritinib for additional indications or in additional geographies and obtain marketing approval for pralsetinib;
●	the actual or potential benefits of FDA designations such as orphan drug, fast track and breakthrough therapy designation or priority review, and the review of current or future NDA’s under the FDA’s Oncology Center of Excellence Real-Time Oncology Review pilot program or the FDA’s Project Orbis initiative;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT™ (avapritinib) and any current and future drug candidates for which we receive marketing approval;
●	the rate and degree of market acceptance of AYVAKIT and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT and any current and future drug candidates for which we receive marketing approval;
●	our ability to successfully develop manufacturing processes for AYVAKIT and any current and future drug candidates and secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drug and drug candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering AYVAKIT, our current and future drug candidates and technology;
●	the potential benefits of our existing cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. and our collaboration with CStone Pharmaceuticals, as well as our ability to maintain these collaborations and establish other strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc.;

●	the development of a companion diagnostic test for AYVAKIT to identify patients with a PDGFRA D842V mutation or companion diagnostic tests for our current or future drug candidates;
●	our financial performance, estimates of our expenses, future revenues, capital requirements and our needs for future financing;
●	developments relating to our competitors and our industry; and
●	the impact and scope of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones, including our ongoing and planned research and discovery activities, ability to conduct ongoing and planned clinical trials, clinical supply of current or future drug candidates, commercial supply of AYVAKIT and any current or future drug candidates for which we receive marketing approval, and the launch, marketing and sale of AYVAKIT and any current and future drug candidates for which we receive marketing approval.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$375,168	$113,938
Investments, available-for-sale	291,596	369,616
Accounts receivable	4,510	663
Unbilled accounts receivable	20,597	22,749
Inventory	2,665	—
Prepaid expenses and other current assets	10,147	9,820
Total current assets	704,683	516,786
Investments, available-for-sale	83,666	64,406
Property and equipment, net	37,822	38,361
Operating lease right-of-use assets, net	71,903	72,753
Restricted cash	5,168	5,166
Other assets	10,381	10,222
Total assets	$913,623	$707,694
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	8,468	4,793
Accrued expenses	73,961	88,706
Current portion of operating lease liabilities	7,169	6,823
Current portion of deferred revenue	8,690	6,160
Total current liabilities	98,288	106,482
Operating lease liabilities, net of current portion	87,667	89,126
Deferred revenue, net of current portion	36,809	39,913
Other long-term liabilities	7,928	7,814
Total liabilities	230,692	243,335
Commitments (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 54,168,533 and 49,272,223 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	54	49
Additional paid-in capital	1,739,140	1,412,083
Accumulated other comprehensive loss	(69)	(2,535)
Accumulated deficit	(1,056,194)	(945,238)
Total stockholders’ equity	682,931	464,359
Total liabilities and stockholders’ equity	$913,623	$707,694

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Product revenue, net	$3,458	$—
Collaboration revenue	2,709	730
Total revenues	6,167	730
Cost and operating expenses:
Cost of sales	24	—
Research and development	84,146	74,250
Selling, general and administrative	35,655	16,553
Total cost and operating expenses	119,825	90,803
Other income (expense):
Interest income (expense), net	2,904	2,710
Other income (expense), net	(201)	(44)
Total other income	2,703	2,666
Net loss	$(110,955)	$(87,407)
Other comprehensive loss:
Unrealized gain (losses) on available-for-sale investments	2,492	270
Currency translation adjustments	(27)	(15)
Comprehensive loss	$(108,490)	$(87,152)
Net loss per share — basic and diluted	$(2.11)	$(1.98)
Weighted-average number of common shares used in net loss per share — basic and diluted	52,655	44,097

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2019	49,272,223	$49	$1,412,083	$(2,534)	$(945,239)	$464,359
Issuance of common stock under stock plan	186,166	1	1,612	—	—	1,613
Stock-based compensation expense	—	—	17,026	—	—	17,026
Follow on offering, net of issuance costs	4,710,144	4	308,419	—	—	308,423
Unrealized gain (loss) on available-for-sale securities	—	—	—	2,492	—	2,492
Cumulative translation adjustment	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(110,955)	(110,955)
Balance at March 31, 2020	54,168,533	$54	$1,739,140	$(69)	$(1,056,194)	$682,931

Balance at December 31, 2018	44,037,026	$44	$1,016,690	$(180)	$(597,545)	$419,009
Issuance of common stock under stock plan	134,439	—	2,061	—	—	2,061
Stock-based compensation expense	—	—	10,295	—	—	10,295
Unrealized gain (loss) on available-for-sale securities	—	—	—	270	—	270
Cumulative translation adjustment	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(87,407)	(87,407)
Balance at March 31, 2019	44,171,465	$44	$1,029,046	$75	$(684,952)	$344,213

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(110,955)	$(87,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,571	1,178
Noncash lease expense	1,391	1,041
Stock-based compensation	16,859	10,295
Accretion of premiums and discounts on investments	(134)	(1,332)
Changes in assets and liabilities:
Accounts receivable	(3,847)	(323)
Unbilled accounts receivable	2,152	(219)
Inventory	(382)	—
Prepaid expenses and other current assets	(1,408)	(1,381)
Other assets	(66)	(114)
Accounts payable	3,715	982
Accrued expenses	(16,576)	(1,208)
Deferred revenue	(575)	(731)
Operating lease liabilities	(1,073)	(969)
Net cash used in operating activities	(109,328)	(80,188)
Cash flows from investing activities
Purchases of property and equipment	(1,525)	(1,770)
Purchases of investments	(139,250)	(112,916)
Maturities of investments	200,635	204,000
Net cash provided by investing activities	59,860	89,314
Cash flows from financing activities
Proceeds from public offerings of common stock, net of commissions, underwriting discounts and offering costs	308,541	—
Proceeds from issuance of common stock	1,609	2,039
Other financing activities	—	(28)
Net cash provided by financing activities	310,150	2,011
Net increase in cash, cash equivalents, and restricted cash	260,682	11,137
Cash, cash equivalents and restricted cash at beginning of period	119,604	73,429
Effect of exchange rate changes on cash, cash equivalents and restricted cash	50	(16)
Cash, cash equivalents and restricted cash at end of period	$380,336	$84,550
Supplemental cash flow information
Public offering costs incurred but unpaid at period end	$118	$—
Property and equipment purchases unpaid at period end	$465	$1,478
Cash paid for taxes, net	$32	$53

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands).

	March 31,	March 31,
	2020	2019
Cash and cash equivalents	$375,168	$79,391
Restricted cash	5,168	5,159
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$380,336	$84,550

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

On January 9, 2020, the Company’s commercial product, AYVAKITTM (avapritinib) was approved by the U.S. Food and Drug Administration (FDA) for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumor (GIST) harboring a platelet-derived growth factor receptor alpha (PDGFRA) exon 18 mutation, including PDGFRA D842V mutations. AYVAKIT is the first precision therapy approved to treat a genomically defined population of patients with GIST.

The Company is devoting substantially all of its efforts to research and development, initial market development and raising capital. The Company is subject to a number of risks similar to those of other early commercial stage companies, including dependence on key individuals; establishing safety and efficacy in clinical trials for its drug candidates; the need to develop commercially viable drug candidates; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its drug candidates. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, eliminate or out-license certain of its research and development programs or future commercialization efforts.

On January 27, 2020, the Company closed a follow-on public offering of 4,710,144 shares of its common stock at a price to the public of $69.00 per share and received estimated net proceeds of $308.4 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

As of March 31, 2020, the Company had cash, cash equivalents and investments of $750.4 million. Based on the Company’s current operating plans, the Company believes that its existing cash, cash equivalents and investments, together with anticipated product revenues but excluding any potential option fees, milestone payments or other payments under its collaboration or license agreements, will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) as found in the Accounting Standards Codification (ASC), Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB) and the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 13, 2020 (the 2019 Annual Report on Form 10-K).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2020, the results of its operations for the three months ended March 31, 2020 and 2019, stockholder’s equity for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or for any future period.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities, Blueprint Medicines (Switzerland) GmbH, Blueprint Medicines (Netherlands) B.V., Blueprint Medicines (UK) Ltd, and Blueprint Medicines (Germany) GmbH, Blueprint Medicines Spain, S.L., Blueprint Medicines (France) SAS and Blueprint Medicines (Italy) S.r.L. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: revenue recognition, operating lease right-of-use assets, operating lease liabilities, stock-based compensation expense, accrued expenses, and income taxes. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact thereof on local, regional, national and international customers and markets. The Company had made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2019 Annual Report on Form 10-K, except as noted below with respect to the Company’s accounting policies for product revenue, accounts receivable, and inventory.

Product Revenue

The Company generated product revenue from sales of AYVAKIT to specialty pharmacy providers in the U.S. These customers subsequently dispense the product directly to patients. In addition, the Company entered into arrangements with payors that provide for government mandated rebates and discounts and allowances with respect to the utilization of AYVAKIT.

Product revenue is recognized when the customer takes control of the product, typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price, which includes estimated reserves for variable consideration resulting from chargebacks, government rebates, trade discounts and allowances, product returns and other incentives that are offered within the contract with customers, healthcare providers, payors and other indirect customers relating to the sales of the Company’s product. Reserves are established based on the amounts earned or to be claimed on the related sales. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the Company’s current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Chargebacks: Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers and government agencies at prices lower than the list prices charged to the customers who directly purchase the product from the Company. The customers charge the Company for the difference between what they pay for the product and the ultimate contractually committed or government required lower selling price to the qualified healthcare providers. These reserves are estimated using the expected value method based upon a range of possible outcomes and are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue.

Government rebates: Government rebates consist of Medicare, Tricare and Medicaid rebates, which were estimated using the expected value method, based upon a range of possible outcomes for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom it will owe a rebate under the Medicare Part D program.

Trade discounts and allowances: The Company provides the customers with discounts that are explicitly stated in the contracts and recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company also receives sales order management, inventory management and data services from the customers in exchange for certain fees.

Product returns: The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using expected value method based on available industry data and its visibility into the inventory remaining in the distribution channel.

Other deductions: Co-pay assistance relates to financial assistance provided to qualified patients, whereby the Company may assist them with prescription drug co-payments required by the patient’s insurance provider. Reserves for co-pay assistance are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue.

Accounts Receivable

Accounts receivable arise from product sales and amounts due from the Company’s collaboration partners. The amount from product sales represents amounts due from specialty pharmacy providers in the U.S. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. For the three months ended March 31, 2020, the Company did not record any expected credit losses related to outstanding accounts receivable.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in first-out method. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials.

Prior to the regulatory approval of its drug candidates, the Company incurs expenses for the manufacture of drug product supplies to support clinical development that could potentially be available to support the commercial launch of those drugs. Until the date at which regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expenses.

The Company performs an assessment of the recoverability of capitalized inventories during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product sales in the condensed consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

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

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which had the same effective date and transition date of January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establish additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases.

The Company adopted the new standard on a prospective basis on January 1, 2020 and has completed the assessment of the standard based on the composition of its accounts receivable, investment portfolio of financial instruments, current and forecasted economic conditions and historical credit loss activity as of January 1, 2020. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial statements and related disclosures.

Fair Value Measurements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. The Company adopted the new standard on January 1, 2020 and the adoption of this standard did not have a material impact on related disclosures.

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

The Company adopted the new standard on January 1, 2020. A retrospective transition approach is required for either all contracts or only for contracts that are not completed at the date of initial application of ASC 606, with a cumulative adjustment to opening retained earnings. The adoption of this standard did not have a material impact on its condensed consolidated financial position and results of operations.

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

The Company adopted the new standard on January 1, 2020 on a prospective basis. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial position and results of operations. However, the adoption of this standard will result in an increase in capitalized assets related to qualifying cloud computing arrangement implementation costs incurred after the adoption date.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for the fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company has early adopted this amendment as of January 1, 2020. The adoption of the standard did not have a material impact to the Company’s condensed consolidated financial position and results of operations as well as related income tax disclosures.

Reclassification

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation.

3. Cash Equivalents and Investments

Cash equivalents and investments, available-for-sale, consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
March 31, 2020	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$341,711	$—	$—	$341,711
U.S. treasury obligations	29,999	—	—	29,999
Investments, available-for-sale:
U.S. government agency securities	100,113	883	—	100,996
U.S. treasury obligations	272,174	2,092	—	274,266
Total	$743,997	$2,975	$—	$746,972

	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$98,946	$—	$—	$98,946
U.S. treasury obligations	14,992	—	—	14,992
Investments, available-for-sale:
U.S. government agency securities	128,156	160	(4)	128,312
U.S. treasury obligations	305,360	358	(8)	305,710
Total	$547,454	$518	$(12)	$547,960

As of March 31, 2020, the Company has no investment in an unrealized loss position. As of December 31, 2019, the Company held 11 debt securities in an unrealized loss position with an aggregate fair value $82.1 million.

As of March 31, 2020, 12 securities with an aggregate fair value of $83.7 million have remaining maturities greater than one year. As of December 31, 2019, nine securities with an aggregate fair value of $64.4 million had remaining maturities greater than one year.

4. Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2020 (in thousands):

		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$341,711	$341,711	$—	$—
U.S. treasury obligations	29,999	29,999	—	—
Investments, available-for-sale:
U.S. government agency securities	100,996	—	100,996	—
U.S. treasury obligations	274,266	274,266	—	—
Total	$746,972	$645,976	$100,996	$—

The following table summarizes cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$98,946	$98,946	$—	$—
U.S. treasury obligations	14,992	14,992	—	—
Investments, available-for-sale:
U.S. government agency securities	128,312	—	128,312	—
U.S. treasury obligations	305,710	305,710	—	—
Total	$547,960	$419,648	$128,312	$—

5. Product Revenue Reserves and Allowances

In January 2020, the FDA approved AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring PDGFRA exon 18 mutation, including PDGFRA D842V mutations. To date, the Company’s only source of product revenue has been from the U.S. sales of AYVAKIT, and the total net product revenue was $3.5 million for the three months ended March 31, 2020.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2020 (in thousands):

Total
Beginning balance at January 1, 2020	$—
Provision related to sales in the current period	607
Adjustment related to prior periods sales	—
Credits and payments made	(119)
Ending balance at March 31, 2020	$488

The total reserves above, which are included in the Company’s condensed consolidated balance sheets, are summarized as follows (in thousands):

March 31,
2020
Reduction of accounts receivable	$161
Component of accrued expenses	327
Total revenue-related reserves	$488

6. Inventory

Capitalized inventory consists of the following at March 31, 2020 (in thousands):

	March 31,	December 31,
	2020	2019
Work in process	$2,580	$—
Finished goods	85	—
Total	$2,665	$—

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales was zero for the three months ended March 31, 2020.

7. Restricted Cash

At March 31, 2020 and December 31, 2019, $5.2 million and $5.7 million, respectively, of the Company’s cash is restricted by a bank primarily related to security deposits for the lease agreements for the Company’s current and former corporate headquarters.

For additional information on these security deposits, see Note 14, Leases.

8. Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2020	2019
Lab equipment	5	$10,475	$8,975
Furniture and fixtures	4	3,580	3,512
Computer equipment	3	1,558	1,558
Leasehold improvements	Term of lease	35,975	36,627
Software	3	408	417
Construction-in-progress		1,081	956
		53,077	52,045
Less: accumulated depreciation and amortization		(15,255)	(13,684)
Total		$37,822	$38,361

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. For the three months ended March 31, 2020, depreciation expense totaled $1.6 million, compared to $1.2 million for the three months ended March 31, 2019.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Research, development and commercial contract costs	$51,823	$59,420
Employee compensation	9,460	13,519
Accrued professional fees	9,658	12,042
Property and equipment costs	465	906
Revenue-related reserves	327	—
Other	2,228	2,819
Total	$73,961	$88,706

10. Collaboration and License Agreements

Clementia

On October 15, 2019, the Company entered into a license agreement (the Clementia agreement) with Clementia Pharmaceuticals, Inc. (Clementia), a wholly-owned subsidiary of Ipsen S.A. Under the Clementia agreement, the Company granted an exclusive, worldwide, royalty-bearing license to Clementia to develop and commercialize BLU-782, the Company’s oral, highly selective investigational ALK2 inhibitor in Phase 1 clinical development for the treatment of fibrodysplasia ossificans progressiva (FOP), as well as specified other compounds related to the BLU-782 program.

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

The Company evaluated the Clementia agreement under ASC 606, as the agreement represented a transaction with a customer. The Company identified the following material promises under the agreement: (1) the exclusive license to develop, manufacture and commercialize BLU-782; (2) the technology transfer of BLU-782 program; (3) the transfer of existing manufacturing inventory; and (4) the transfer of in-process manufacturing inventory. In addition, the Company determined that the exclusive license and technology transfer were not distinct from each other, as the exclusive license has limited value without the corresponding technology transfer. As such, for the purposes of ASC 606, the Company determined that these four material promises, described above, should be combined into three performance obligations: (1) the exclusive license and the technology transfer; (2) the transfer of existing manufacturing inventory; and (3) the transfer of in-process manufacturing inventory.

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

During 2019, the Company completed the delivery of the license, the technology transfer and the transfer of existing manufacturing inventory and recognized a total of $46.2 million as revenue, of which $20.0 million cash milestone payment due in the third quarter of 2020 was recorded as unbilled accounts receivable.

No revenue was recognized during the three months ended March 31, 2020 and 2019. There was no revenue deferred as a contract liability associated with the Clementia agreement as of March 31, 2020 and December 31, 2019.

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

A summary of manufacturing and research and development services related to the global development activities during the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Manufacturing and research and development services related to global development activities	$1,530	$758

The Company evaluated the CStone territory-specific license and related activities in the CStone territory under ASC 606, as these transactions are considered transactions with a customer. The Company identified the following material promises under the arrangement: (1) the three exclusive licenses granted in the CStone territory to develop, manufacture and commercialize the three licensed products; (2) the initial know-how transfer for each licensed product; (3) manufacturing activities related to development and commercial supply of the licensed products; (4) participation in the joint steering committee (JSC) and joint project teams (JPT); (5) regulatory responsibilities; and (6) manufacturing technology and continuing know-how transfers. The Company determined that each licensed product is distinct from the other licensed products. In addition, the Company determined that the exclusive licenses and initial know-how transfers for each licensed product were not distinct from each other, as each exclusive license has limited value without the corresponding initial know-how transfer. For purposes of ASC 606, the Company determined that that participation on the JSC and JPTs, the regulatory responsibilities and the manufacturing technology and continuing know-how transfers are qualitatively and quantitatively immaterial in the context of the CStone agreement and therefore are excluded from performance obligations. As such, the Company determined that these six material promises, described above, should be combined into one performance obligation for each of the three candidates.

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

The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal. During the three months ended March 31, 2020, one development and regulatory milestone was achieved and the associated aggregate cash consideration of $2.0 million for such milestone was added to the estimated transaction price for the CStone agreement.

A summary of revenue recognized under the CStone agreement during the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
License milestone revenue	$2,000	$—
Manufacturing services related to territory-specific activities	134	—
Total CStone collaboration revenue	$2,134	$—

The following table presents the contract assets associated with the CStone agreement as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Accounts receivables	$2,374	$663
Unbilled accounts receivables	$597	$2,749

There was no revenue deferred as a contract liability associated with the CStone agreement as of March 31, 2020 and December 31, 2019.

Roche

In March 2016, the Company entered into a collaboration and license agreement (as amended, Roche agreement) with Roche for the discovery, development and commercialization of up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy (including the kinase target MAP4K1, which is believed to play a role in T cell regulation), as single products or possibly in combination with other therapeutics.

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

The Company received an upfront cash payment of $45.0 million in March 2016 upon execution of the Roche agreement, and subject to the terms of the Roche agreement, the Company will be eligible to receive up to approximately $940.0 million in contingent option fees and milestone payments related to specified research, pre-clinical, clinical, regulatory and sales-based milestones. Of the total contingent payments, up to approximately $190.0 million are for option fees and milestone payments for research, pre-clinical and clinical development events prior to licensing across all four potential collaboration programs

In addition, for any licensed product for which Roche retains worldwide commercialization rights, the Company will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which the Company retains commercialization rights in the U.S., the Company and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

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

In June 2018 and October 2019, the Company achieved and received a $10.0 million research milestone payment and an $8.0 million research milestone payment related to the Roche agreement. These amounts were added to the estimated transaction price and allocated to the existing performance obligation as it became probable that a significant reversal of cumulative revenue would not occur for each of the research milestones achieved.

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

A summary of revenue recognized under the Roche agreement during the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Roche collaboration research and development services revenue	$575	$730

During the three months ended March 31, 2020 and 2019, the Company recognized the following revenue due to the changes in the contract liability balances (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Amounts included in the contract liability at the beginning of the period	$989	$987

As of March 31, 2020, the Company had revenue deferred as a contract liability related to the Roche agreement of $45.5 million, of which $8.7 million was included in current liabilities, and the research and development services related to the performance obligation are expected to be performed over a remaining period of approximately 5 years.

11. Stock-based compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2020, the number of shares reserved for issuance under the 2015 Plan was increased by 1,970,888 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. At March 31, 2020, there were 1,623,278 shares available for future grant under the 2015 Plan.

Stock options

The following table summarizes the stock option activity for the three months ended March 31, 2020:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2019	5,795,710	$58.82
Granted	1,087,783	57.21
Exercised	(127,220)	12.67
Canceled	(112,822)	78.82
Outstanding at March 31, 2020	6,643,451	$59.10
Exercisable at March 31, 2020	2,863,027	$43.21

At March 31, 2020, the total unrecognized compensation expense related to unvested stock option awards was $149.5 million, which is expected to be recognized over a weighted-average period of approximately 2.97 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the three months ended March 31, 2020:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested shares at December 31, 2019	419,755	$82.50
Granted	751,946	55.33
Vested	(58,946)	85.29
Forfeited	(14,919)	82.07
Unvested shares at March 31, 2020	1,097,836	$63.75

At March 31, 2020, the total unrecognized compensation expense related to unvested restricted stock units was $65.8 million, which is expected to be recognize over a weighted-average period of approximately 3.62 years.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of March 31, 2020, no awards were issued under the Inducement Plan.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the Company’s initial public offering in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2020, the number of shares reserved for issuance under the 2015 ESPP was increased by 492,722 shares.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $16.9 million and $10.3 million for the three months ended March 31, 2020 and 2019, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Stock options	$13,716	$9,579
Restricted stock units	3,153	624
Employee stock purchase plan	157	92
Subtotal	17,026	10,295
Capitalized stock-based compensation costs	(167)	—
Stock-based compensation expense included in total cost and operating expenses	$16,859	$10,295

Stock-based compensation expense by classification within the unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$7,798	$5,790
Selling, general and administrative	9,061	4,505
Total	16,859	10,295

12. Net Loss per Share

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

	Three Months Ended
	March 31,
	2020	2019
Stock options	6,643,451	5,460,882
Restricted stock units	1,097,836	291,992
ESPP shares	13,621	10,275
Total	7,754,908	5,763,149

13. Income Taxes

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three months ended March 31, 2020, or to its net deferred tax assets and related allowances as of March 31, 2020.

14. Leases

38 Sidney Street

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space at 38 Sidney Street in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The initial term of the lease agreement will expire on October 31, 2022, unless terminated sooner. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the initial seven-year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The lease provided the Company with an allowance for leasehold improvements of $4.3 million. The associated security deposit of $0.9 million is recorded in restricted cash on the Company’s condensed consolidated balance sheet as of March 31, 2020.

In the first quarter of 2018, the Company subleased its former corporate headquarters at 38 Sidney Street, Cambridge, Massachusetts through October 31, 2020. Subject to the terms of the sublease agreement and the master lease agreement, including a right of recapture by the Company, the sublessee has the option to extend the sublease through October 31, 2022. The sublease includes a total commitment by the sublessee of $8.2 million over the 32-month term of the sublease agreement. During the 32-month term, the Company will be responsible for total rental payments of $6.9 million and an additional $0.7 million in total payments related to the Company’s profit on the sublease income which are payable by the Company to the landlord. As of March 31, 2020, the remaining minimum sublease rental commitment by the sublessee was $1.9 million.

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

During the initial term of the lease agreement, the Company has agreed to pay an initial annual base rent of approximately $7.7 million, which increases annually until it reaches approximately $10.6 million in the last year of the initial term. The lease provided the Company with a tenant improvement allowance of approximately $14.2 million for improvements to be made to the premises. The associated security deposit of $3.0 million is recorded in restricted cash on the Company’s condensed consolidated balance sheet as of March 31, 2020.

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

The Company has agreed to pay an initial annual base rent of approximately $3.2 million for the expansion premises, which increases annually until it reaches approximately $4.2 million in the last year of the initial term for the expansion premises. Pursuant to the lease amendment, the landlord has also agreed to provide the Company with a tenant improvement allowance of approximately $3.2 million for improvements to be made to the expansion premises. The lease amendment required the Company to pay an additional security deposit of $0.8 million to the landlord for the expansion premises, which is recorded in restricted cash on the Company’s condensed consolidated balance sheet as of March 31, 2020.

 The lease agreements do not contain residual value guarantees and the components of lease cost for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended
	March 31,
Operating leases:	2020	2019
Lease cost	$4,381	$3,564
Sublease income	(722)	(701)
Net lease cost	$3,659	$2,863

The Company has not entered into any material short-term leases or financing leases as of March 31, 2020.

Supplemental cash flow information related to leases for the three months ended March 31, 2020 was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:	$3,581	$2,621

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$523	$23,300

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	9.10
Weighted average discount rate	8.2%

15. Commitments

Manufacturing Agreements

In connection with the FDA approval of the Company’s first commercial product AYVAKIT in January 2020, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. The aggregate amount of future minimum purchase obligations under these manufacturing agreements is approximately $16.2 million.

16. Subsequent Events

Collaboration with Roche

On April 30, 2020, the Company entered into an eighth amendment to the Roche agreement, pursuant to which the Company and Roche agreed to, among other things, modify certain time periods related to Roche’s option rights for one of the collaboration programs and certain mechanics for deeming such collaboration program as a terminated target.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or the SEC, on February 13, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

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

We are currently evaluating avapritinib in an ongoing registration-enabling Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and an ongoing registration-enabling Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial. We plan to present updated data from the EXPLORER trial in June 2020 at the European Hematology Association 25th Annual Congress. In addition, we plan to report top-line data from the EXPLORER trial and the PATHFINDER trial in the third quarter of 2020. We are also evaluating avapritinib in an ongoing registration-enabling Phase 2 clinical trial in indolent SM, which we refer to as our PIONEER trial. In March 2020, we reported updated data from the dose-finding portion (Part 1) of the PIONEER trial at an investor conference call and on a virtual forum established by the American Academy of Allergy, Asthma & Immunology. We also plan to present additional data from the Part 1 of PIONEER trial at the European Academy of Allergy and Clinical Immunology 2020 Congress. We plan to initiate patient screening for the registration-enabling Part 2 of the PIONEER trial in June 2020, and our goal is to complete enrollment in Part 2 of the PIONEER trial as early as the end of 2020. However, this timing could be impacted depending on the duration, scope and severity of the COVID-19 pandemic.

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

BLU-263

We are developing BLU-263 for the treatment of indolent SM and other mast cell disorders. BLU-263 is an investigational, orally available, potent and highly selective KIT inhibitor. BLU-263 is designed to have equivalent potency as avapritinib, improved selectivity for KIT, with low off-target activity, and lower penetration of the central nervous system relative to avapritinib based on preclinical data, which we believe will enable development of BLU-263 in a broad population of patients with indolent SM, including patients with lower disease burden requiring potentially life-long chronic therapy, as well as patients with other KIT-driven mast cell disorders. The FDA accepted our investigational new drug, or IND, application for BLU-263 for indolent SM and recently notified us that we are permitted to proceed with clinical development under the IND. We currently plan to initiate a Phase 1 trial in healthy volunteers in June 2020. However, this timing could be impacted depending on the duration, scope and severity of the COVID-19 pandemic.

Pralsetinib — RET-altered Cancers

We are developing pralsetinib for the treatment of RET-altered non-small cell lung cancer, or NSCLC, thyroid carcinoma, including medullary thyroid carcinoma, or MTC, and other solid tumors. Pralsetinib is an investigational, orally available, potent and highly selective inhibitor that targets RET, a receptor tyrosine kinase. Pralsetinib is designed to inhibit the activating RET fusions and mutations that drive cancer growth and remain active in the presence of resistance mutations that we predict will arise from treatment with first generation therapies. RET activating fusions and mutations drive disease in subsets of patients with NSCLC, and cancers of the thyroid, including MTC and papillary thyroid cancer, or PTC, and our research suggests that RET may drive disease in subsets of patients with colon cancer, breast cancer, pancreatic cancer and other cancers.

We are currently evaluating pralsetinib in an ongoing registration-enabling Phase 1/2 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as our ARROW trial. In January 2020, we reported top-line data from the ARROW trial in RET fusion-positive NSCLC patients treated with pralsetinib at 400 mg QD, and in April 2020, we reported top-line data from the ARROW trial in RET-mutant MTC patients treated with pralsetinib at 400 mg QD. We also plan to present updated data from the ARROW trial of pralsetinib in RET fusion-positive NSCLC and other RET-altered solid tumors at the American Society of Clinical Oncology Annual Meeting in June 2020. We plan to present updated data from the ARROW trial of pralsetinib in RET-mutant MTC in the second half of 2020. In the first quarter of 2020, we activated the first trial site for our Phase 3 clinical trial evaluating pralsetinib in patients with first-line RET fusion-positive NSCLC, which we refer to as our AcceleRET Lung trial. In addition, we plan to initiate a Phase 3 clinical trial of pralsetinib in first-line RET-mutant MTC in the second half of 2020.

In the first quarter of 2020, we completed the submission of a rolling NDA to the FDA for the treatment of patients with RET fusion-positive NSCLC. In addition, we recently submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for pralsetinib for RET fusion-positive NSCLC. We plan to submit additional marketing applications for pralsetinib for RET fusion-positive NSCLC through the FDA’s Project Orbis initiative, which provides a framework for concurrent submission and review of marketing applications for oncology products among international health authorities. In addition, we plan to submit an NDA to the FDA for pralsetinib for the treatment of patients with MTC previously treated with an approved multi-kinase inhibitor in the second quarter of 2020 under the FDA’s Oncology Center of Excellence Real-Time Oncology Review pilot program, or RTOR program. The FDA’s RTOR program aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality by the FDA.

The FDA has granted orphan drug designation to pralsetinib for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC, and the FDA has granted breakthrough therapy designation to pralsetinib for the treatment of patients with RET fusion-positive NSCLC that has progressed following platinum-based chemotherapy and to pralsetinib for the treatment of patients with RET mutation-positive MTC that requires systemic treatment and for which there are no acceptable alternative treatments.

Avapritinib — Gastrointestinal Stromal Tumors

We are also developing and, in the U.S., commercializing avapritinib for the treatment of patients with PDGFRA exon 18 mutant gastrointestinal stromal tumors, or GIST, a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract.

In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. The EMA is currently reviewing our MAA for avapritinib for the treatment of adult patients with PDGFRA D842V mutant GIST, regardless of prior therapy, and we anticipate a decision from the European Commission in the third quarter of 2020. In addition, the China National Medical Products Administration recently accepted an NDA submitted by CStone Pharmaceuticals, or CStone, for avapritinib for the treatment of adults with unresectable or metastatic PDGFRA exon 18 mutant GIST and fourth-line GIST. CStone also submitted an NDA to the Taiwan Food and Drug Administration, or the TFDA, for avapritinib for the indication of adult patients with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and received priority review designation from the TFDA.

We recently announced top-line data from our Phase 3 clinical trial comparing avapritinib to regorafenib in third-line GIST, which we refer to as our VOYAGER trial. As previously reported, the VOYAGER trial did not meet the primary endpoint of an improvement in progression-free survival for avapritinib versus regorafenib. Based on the results of the VOYAGER trial, we plan to discontinue further development of avapritinib for all GIST indications beyond PDGFRA exon 18 mutant GIST. We plan to continue to commercialize AYVAKIT in the U.S. for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and seek marketing approval for avapritinib for the treatment of this patient population in additional geographies, including the European Union.

As previously reported, the FDA requested the top-line data from our VOYAGER trial as part of its review of our NDA for avapritinib for the treatment of fourth-line GIST. We recently submitted the top-line data to the FDA and anticipate a decision from the FDA by May 14, 2020, which is the Prescription Drug User Fee Act action date.

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

Discovery Platform

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. In the first quarter of 2020, we announced the nomination of BLU-945, our development candidate for the treatment of EGFR Exon 19/L858R+T790M+C797S, which we refer to as resistant EGFR-positive triple mutant NSCLC. We currently have five wholly-owned discovery programs (including two programs with development candidates), consisting of the following: BLU-263; BLU-945; a pre-development candidate program targeting EGFR Exon 19/L858R+C797S, which we refer to as resistant EGFR-positive double mutant NSCLC; and two pre-development candidate programs for undisclosed kinase targets. BLU-945 and EGFR Exon 19/L858R+C797S are acquired resistance mutations in NSCLC patients following treatment with osimertinib. In addition to BLU-945, we plan to nominate up to two additional development candidates by the end of 2020.

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

Collaborations and Licenses

Roche. In March 2016, we entered into a collaboration with Roche to discover, develop and commercialize up to four small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy (including the kinase target MAP4K1, which is believed to play a role in T cell regulation), as single products or possibly in combination with other therapeutics.

CStone. In June 2018, we entered into a collaboration with CStone to develop and commercialize avapritinib, pralsetinib and fisogatinib, including back-up forms and certain other forms, in the CStone territory either as a monotherapy or as part of a combination therapy.

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

Note on the COVID-19 Pandemic

Due to the evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business, operations and financial performance for the remainder of our fiscal year ending December 31, 2020 and beyond. We have established a work-from-home policy for all employees, other than those performing or supporting business-critical activities, such as certain members of our laboratory and facilities staff, and we will continue to evaluate this policy for each of our locations based on guidance from federal, state and local government authorities. For our ongoing and planned clinical trials, while we anticipate and have experienced some temporary delays or disruptions due to the COVID-19 pandemic, we are working with any impacted clinical trial sites to ensure study continuity, enable medical monitoring, facilitate study procedures and maintain clinical data and records, including the use of local laboratories for testing and tumor imaging, home delivery of study drug and remote data and records monitoring. In addition, we currently have sufficient supply to meet our anticipated global commercial and clinical development needs for avapritinib, pralsetinib, fisogatinib and BLU-263 through 2021. However, the COVID-19 pandemic could adversely impact our suppliers and result in delays or disruptions in our current or future supply chain. For our commercial activities for AYVAKIT and planned commercial activities for pralsetinib, we have shifted commercial and medical affairs field activities across our portfolio toward virtual formats where possible in order to allow us to continue to serve the needs of healthcare providers, patients and other stakeholders during this critical time. We will continue to assess the duration, scope and severity of the COVID-19 pandemic and its potential impacts on our business, operations and financial performance, and we will continue to work closely with our third-party vendors, collaborators and other parties in order to seek to advance our pipeline of targeted therapies as quickly as possible, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part II, Item IA of this Quarterly Report on Form 10-Q for further discussion of risks related to the COVID-19 pandemic.

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations, a debt financing and limited product revenue. Through March 31, 2020, we have received an aggregate of $1.8 billion from such transactions, including $1.5 billion in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $63.0 million in upfront and milestone payments under our collaboration with Roche, $52.0 million upfront and milestone payments under our collaboration with CStone, a $25.0 million upfront payment under our license agreement with Clementia and $10.0 million in gross proceeds from a debt financing.

Since inception, we have incurred significant operating losses. Our net losses were $111.0 million for the three-month ended March 31, 2020 and $347.7 million, $236.6 million and $148.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of March 31, 2020, we had an accumulated deficit of $1,056.2 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

●	continue to advance and initiate clinical development activities for avapritinib, pralsetinib, fisogatinib and BLU-263;
●	seek marketing approval for avapritinib for additional indications and in additional geographies and marketing approvals for other drug candidates;
●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize AYVAKIT and commercialize any current or future drug candidates for which we may obtain marketing approval;
●	continue to manufacture increasing quantities of drug substance and drug product material for use in pre-clinical studies, clinical trials and commercialization;
●	continue to discover, validate and develop additional drug candidates or development candidates, including BLU-945;
●	conduct research and development activities under our collaborations with Roche and CStone;
●	conduct development and commercialization activities for companion diagnostic tests for AYVAKIT and any current or future drug candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license other approved drugs, drug candidates or technologies;
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel; and
●	incur additional costs associated with operating as a public company.

Revenue

Through December 31, 2019, our revenue consisted of collaboration revenue under our collaborations with Roche and CStone, including amounts that were recognized related to upfront payments, milestone payments and amounts due to us for research and development services, and license revenue under our license agreement with Clementia.

In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and we have commenced the sale of AYVAKIT in the U.S. As a result, we started generating revenue from sales of AYVAKIT in the first quarter of 2020.

In the future, we expect to generate revenue from a combination of sales of AYVAKIT and any current or future drug candidates for which we receive marketing approval, royalties on drug sales and cost reimbursements, as well as upfront, milestone, royalty and other payments, if any, under any current or future collaborations and licenses, including revenues related to the supply of our drug candidates or approved drugs to CStone for development and commercialization activities in the CStone territory. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of product sales, license fees, research and development services and related reimbursements, payments for manufacturing services, and option fees, milestone payments or other payments under our collaboration or license agreements, if any.

Cost of Sales

Our cost of sales includes the cost of producing and distributing inventories that are related to product revenue during the respective period, including salary related and stock-based compensation expense for employees involved with production and distribution, freight, and indirect overhead costs. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred. Cost of sales for newly launched products will not be significant until the initial pre-launch inventory is depleted, and additional inventory is manufactured. As a result, the gross margin of AYVAKIT sales for the three months ended March 31, 2020 was enhanced by the use of active pharmaceutical ingredients and components that were previously expensed as research and development expense in prior years.

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

The successful development of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our drug candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	establishing an appropriate safety profile with IND-enabling toxicology studies;
●	successful initiation, enrollment in, and completion of clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for AYVAKIT and our drug candidates;
●	commercializing AYVAKIT and our drug candidates, if and when approved, whether alone or in collaboration with others;
●	market acceptance of AYVAKIT and any future drug we may commercialize; and
●	continued acceptable safety profile of the drugs following approval.

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

The following table summarizes our external research and development expenses by program for the three months ended March 31, 2020 and 2019. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Avapritinib external expenses	$21,053	$24,677
Pralsetinib external expenses	22,698	16,059
Fisogatinib external expenses	2,156	1,262
BLU-263 external expenses	2,565	—
Other development and pre-development candidate expenses and unallocated expenses*	12,948	16,194
Internal research and development expenses	22,726	16,058
Total research and development expenses	$84,146	$74,250

*	Other development and pre-development candidate expenses also includes reimbursable expenses under our collaboration agreements.

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials and preparing regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for active pharmaceutical ingredient, or API, drug product and drug substance for current and future clinical trials and commercial inventory. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our collaboration with Roche, development activities under our collaboration with CStone and development activities for companion diagnostic tests for AYVAKIT and any current and future drug candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for pre-launch and post-launch commercial operations for personnel in executive, finance, accounting, commercial, business development, information technology, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, commercial development activities, legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.

We expect that our selling, general and administrative expenses will continue to increase in the future to support additional research and development activities and commercialization activities, including expanding our sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval for additional indications or in additional geographies and expanding our operations in the U.S. and outside the U.S. These increases will likely include increased costs related to the hiring of additional personnel, legal, auditing and filing fees and general compliance and consulting expenses, among other expenses. We have incurred and will continue to incur additional costs associated with operating as a public company and expanding the scope of our operations.

Interest Income (Expense), net

Interest income (expense), net consists primarily of income earned on cash equivalents and investments. The increase was primarily related to higher average investment balances partially offset by a lower rate of return on investments. Due to the COVID-19 pandemic, in March 2020, there was a severe liquidity crisis in the capital markets, particularly with respect to securities with maturities of less than one year. This issue impacted pricing of certain securities in our investment portfolio, and we expect our interest income (expense), net will decrease in future periods.

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

For a description of our critical accounting policies, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Operations Overview—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019. Other than as described below, there have been no significant changes to our critical accounting policies since December 31, 2019.

Product Revenue

We generate product revenue from sales of AYVAKIT to specialty pharmacy providers in the U.S. These customers subsequently dispense the product directly to patients. In addition, we entered into arrangements with payors that provide for government mandated rebates and discounts and allowances with respect to the utilization of AYVAKIT.

Product revenue is recognized when the customer takes control of the product, typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price, which includes estimated reserves for variable consideration resulting from chargebacks, government rebates, trade discounts and allowances, product returns and other incentives that are offered within the contract with customers, healthcare providers, payors and other indirect customers relating to the sales of our product. Reserves are established based on the amounts earned or to be claimed on the related sales. Where appropriate, we utilize the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as our current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Chargebacks: Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers and government agencies at prices lower than the list prices charged to the customers who directly purchase the product from us. The customers charge us for the difference between what they pay for the product and the ultimate contractually committed or government required lower selling price to the qualified healthcare providers. These reserves are estimated using the expected value method based upon a range of possible outcomes and are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue.

Government rebates: Government rebates consist of Medicare, Tricare and Medicaid rebates, which were estimated using the expected value method, based upon a range of possible outcomes for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe a rebate under the Medicare Part D program.

Trade discounts and allowances: We provide the customers with discounts that are explicitly stated in the contracts and recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company also receives sales order management, inventory management and data services from the customers.

Product returns: We estimate the amount of product sales that may be returned by our customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. We currently estimate product return liabilities using expected value method based on available industry data and our visibility into the inventory remaining in the distribution channel.

Other deductions: Co-pay assistance relates to financial assistance provided to qualified patients, whereby we may assist them with prescription drug co-payments required by the patient’s insurance provider. Reserves for co-pay assistance are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue.

Accounts Receivable

Accounts receivables arise from product sales and amounts due from our collaboration partners. The amount from product sales represents amounts due from specialty pharmacy providers in the U.S. We monitor economic conditions to identify facts or circumstances that may indicate that our receivables are at risk of collection. We provide reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay based on the composition of our accounts receivable, current economic conditions and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in first-out method. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials.

Prior to the regulatory approval of our drug candidates, we incur expenses for the manufacture of drug product supplies to support clinical development that could potentially be available to support the commercial launch of those drugs. Until the date at which regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expenses.

We perform an assessment of the recoverability of capitalized inventories during each reporting period and write down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product sales in the condensed consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,
	2020	2019	Dollar Change	% Change
	(in thousands)
Revenues:
Product revenue, net	$3,458	$—	$3,458	100%
Collaboration revenue	2,709	730	1,979	271
Total revenues	6,167	730	5,437	745
Cost and operating expenses:
Cost of sales	24	—	24	100
Research and development	84,146	74,250	9,896	13
Selling, general and administrative	35,655	16,553	19,102	115
Total cost and operating expenses	119,825	90,803	29,022	32
Other income (expense):
Interest income (expense), net	2,904	2,710	194	7
Other income (expense), net	(201)	(44)	(157)	(357)
Total other income	2,703	2,666	37	1
Net loss	$(110,955)	$(87,407)	$23,548	27%

Product Revenue, Net

We started generating revenue from sales of AYVAKIT in the first quarter of 2020 following FDA approval of AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. For the three months ended March 31, 2020, we recorded net product revenue of $3.5 million.

Collaboration Revenue

Collaboration revenue increased by $2.0 million from $0.7 million for the three months ended March 31, 2019 to $2.7 million for the three months ended March 31, 2020. Collaboration revenue for the three months ended March 31, 2020 and 2019 was related to CStone and Roche agreements. We recorded collaboration revenue of $2.1 million under the CStone agreement that was primarily related to the milestone achieved for the three months ended March 31, 2020. We recorded collaboration revenue of $0.6 million and $0.7 million under the Roche agreement for the three months ended March 31, 2020 and 2019, respectively, related to amortization of the total $63.0 million of upfront and milestone payments received as of such periods.

Cost of Product Sales

Cost of product sales was less than $0.1 million for the three months ended March 31, 2020 and was related to manufacturing costs associated with AYVAKIT sales. Costs associated with the manufacture of AYVAKIT prior to FDA approval were expensed and, therefore, are not included in cost of sales during the current period.

Research and Development Expense

Research and development expense increased by $9.9 million from $74.3 million for the three months ended March 31, 2019 to $84.1 million for the three months ended March 31, 2020. The increase in research and development expense was primarily related to the following:

●	approximately $6.9 million in increased personnel expense, primarily due to an increase in headcount, which was driven by growth in the clinical and manufacturing organizations, and an increase of $2.0 million in stock-based compensation expense;
●	approximately $3.7 million in increased expenses for external clinical activities primarily related to pralsetinib clinical trials; and
●	approximately $0.7 million in increased expenses associated with clinical manufacturing activities.

These increased expenses were partially offset by approximately $1.4 million in decreased expenses associated with our early research programs, primarily driven by the BLU-782 program, which we exclusively licensed to Clementia during the fourth quarter of 2019.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $19.1 million from $16.6 million for the three months ended March 31, 2019 to $35.7 million for the three months ended March 31, 2020. The increase in general and administrative expense was primarily related to increased costs and personnel expenses, including an increase of $4.6 million in stock-based compensation expense, associated with building our commercial infrastructure for commercialization of AYVAKIT and to support the overall growth of our business.

Interest Income (Expense), Net

Interest income (expense), net, increased by $0.2 million from $2.7 million for the three months ended March 31, 2019 to $2.9 million for the three months ended March 31, 2020. The increase was primarily related to higher average investment balances partially offset by a lower rate of return on investments.

Other Income (Expense), Net

Other income (expense), net, decreased by $0.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily related to changes in foreign currency exchange rates.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations, a license agreement, a debt financing and limited product revenue.

Through March 31, 2020, we have received an aggregate of $1.8 billion from such transactions, including $1.5 billion in aggregate gross proceeds from the sale of common stock in our May 2015 IPO and follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments from Alexion, $63.0 million in upfront and milestone payments from Roche, $52.0 million in upfront and milestone payments from CStone, a $25.0 million in upfront payment from Clementia and $10.0 million in gross proceeds from a debt financing.

As of March 31, 2020, we had cash, cash equivalents and investments of $750.4 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(109,328)	$(80,188)
Net cash provided by investing activities	59,860	89,314
Net cash provided by financing activities	310,150	2,011
Net increase in cash and cash equivalents	$260,682	$11,137

Net Cash Used in Operating Activities. For the three months ended March 31, 2020, compared to the same period in 2019, the $29.1 million increase in net cash used in operating was primarily due to the decreased net loss during this period of $23.5 million, which was driven by increased headcount and headcount-related expenses and spending on pre-clinical, clinical, manufacturing and commercial activities.

Net Cash Provided by Investing Activities. For the three months ended March 31, 2020, compared to the same period in 2019, the $29.5 million decrease in net cash provided by investing activities was primarily due to a decrease in net purchases of available-for-sale investments.

Net Cash Provided by Financing Activities. For the three months ended March 31, 2020, compared to the same period in 2019, the $308.1 million increase in net cash provided by financing activities was primarily due to $308.4 million estimated net proceeds received from our January 2020 follow-on public offering, net of underwriting discounts and commissions and offering expenses payable by us.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates, including marketing approval for AYVAKIT for additional indications or in additional geographies. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We may also need to raise additional funds if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of March 31, 2020, we had cash, cash equivalents and investments of $750.4 million. Based on our current plans, we believe that our existing cash, cash equivalents and investments, together with anticipated product revenues but excluding any potential option fees, milestone payments or other payments under our collaboration or license agreements, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;

●	the costs of securing manufacturing, packaging and labeling arrangements for development activities and commercial production, including API, drug substance and drug product material for use in pre-clinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including avapritinib for additional indications or in additional geographies;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT and any of our current or future drug candidates for which we receive marketing approval;
●	the success of our collaborations with Roche and CStone and our license agreement with Clementia, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our collaboration agreements with Roche and CStone or license agreement with Clementia, or any collaboration, partnership or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the success of our current or future collaborations for the development and commercialization of companion diagnostic tests;
●	the success of our commercialization efforts and market acceptance for AYVAKIT or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations outside the U.S.

Identifying potential drug candidates, conducting pre-clinical development and testing and clinical trials and, for any drug candidates that receive marketing approval, establishing and maintaining commercial infrastructure is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals, including for avapritinib for additional indications or in additional geographies, and achieve substantial revenues for any of our drugs that receive marketing approval, including for AYVAKIT in the U.S. In addition, AYVAKIT and any current or future drug candidates that receive marketing approvals, including AYVAKIT for additional indications or in additional geographies, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Contractual Obligations

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and unconditional purchase obligations.

As of March 31, 2020, except for minimum purchase obligations associated with certain commercial manufacturing agreements of approximately $16.2 million, there have been no other material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, and December 31, 2019, we had cash, cash equivalents and investments of $750.4 million and $548.0 million, respectively, consisting primarily of money market funds and investments in U.S. government agency and treasury obligations.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, including recent changes resulting from the impact of the COVID-19 pandemic. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from the impact of the COVID-19 pandemic. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2020 and December 31, 2019, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020 and December 31, 2019.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a precision therapy company with a limited operating history on which investors can base an investment decision. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in April 2011. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking pre-clinical studies and conducting clinical trials for our drug candidates and establishing a commercial infrastructure. In January 2020, the U.S. Food and Drug Administration, or FDA, granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumors, or GIST, harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. With the exception of AYVAKIT in the U.S., all of our drug candidates are still in preclinical and clinical development. We are in the early stages of transitioning from a company with a research focus to a company capable of supporting commercial activities and we have not yet demonstrated our ability to conduct large-scale sales and marketing activities necessary for successful commercialization. We may not be successful in such a transition.

Since inception, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing the active pharmaceutical ingredient, or API, drug substance and drug product material for use in pre-clinical studies and clinical trials, conducting pre-clinical studies and commencing clinical development, pre-commercial activities for AYVAKIT and pralsetinib and the commercial launch of AYVAKIT. To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations, a license agreement, a debt financing and limited product revenue. Through March 31, 2020, we have received an aggregate of $1.8 billion from such transactions, including $1.5 billion in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering and follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $63.0 million in upfront and milestone payments under our collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, $52.0 million in upfront and milestone payments under our collaboration with CStone Pharmaceuticals, or CStone, a $25.0 million in upfront payment under our license agreement with Clementia Pharmaceuticals, Inc., or Clementia, and $10.0 million in gross proceeds from a debt financing.

Since inception, we have incurred significant operating losses. Our net losses were $111.0 million for the three months ended March 31, 2020 and $347.7 million, $236.6 million, and $148.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of March 31, 2020, we had an accumulated deficit of $1,056.2 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, we will incur significant sales, marketing and outsourced-manufacturing expenses in connection with the commercialization of any of our approved drugs. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

To date, we have not generated substantial revenue from sales of AYVAKIT. We also have not obtained marketing approval for AYVAKIT outside of the U.S. or for any other indications, and we have not obtained marketing approval for any of our other drug candidates, which are in preclinical or clinical development stages. We do not expect to generate significant revenue from our drug candidates unless and until we obtain marketing approval of, and begin to sell, such drug candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	initiate and successfully complete clinical trials that meet their clinical endpoints;
●	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our drug candidates;
●	continue to maintain and expand commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●	establish and maintain a sales, marketing and distribution infrastructure to commercialize AYVAKIT and any current or future drug candidates for which we obtain marketing approval; and
●	achieve market acceptance in the medical community and with third-party payors for AYVAKIT and any current or future drug candidates for which we receive marketing approval.

We expect to incur significant sales and marketing costs as we commercialize AYVAKIT for PDGFRA exon 18 mutant GIST in the U.S. and, if approved, commercialize avapritinib for PDGFRA mutant GIST outside the U.S., avapritinib for systemic mastocytosis globally and pralsetinib globally. Even if we initiate and successfully complete pivotal clinical trials of our drug candidates, and our drug candidates are approved for commercial sale, and despite expending these costs, our drug candidates may not be commercially successful. We may not achieve profitability soon after generating drug sales, if ever. If we are unable to generate drug revenue, we will not become profitable and may be unable to continue operations without continued funding.

We may need to raise additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our drug development programs or commercialization efforts.

The development of pharmaceuticals is capital-intensive. We are currently advancing avapritinib, pralsetinib and fisogatinib through clinical development. In addition, the FDA accepted our investigational new drug, or IND, application for BLU-263 for indolent SM and recently notified us that we are permitted to proceed with clinical development under the IND. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates, including marketing approval for avapritinib for additional indications or in additional geographies. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We may also need to raise additional funds if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we may need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of March 31, 2020, we had cash, cash equivalents and investments of $750.4 million. Based on our current operating plans, we believe that our existing cash, cash equivalents and investments, together with anticipated product revenues but excluding any potential option fees, milestone payments or other payments under our collaboration or license agreements, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

●	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs of securing manufacturing, packaging and labeling arrangements for development activities and commercial production, including API, drug substance and drug product material for use in pre-clinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including avapritinib for additional indications or in additional geographies;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT and any of our current or future drug candidates for which we receive marketing approval;
●	the success of our collaborations with Roche and CStone and our license agreement with Clementia, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our collaboration agreements with Roche and CStone or license agreement with Clementia, or any collaboration, partnership or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the success of our current or future collaborations for the development and commercialization of companion diagnostic tests;
●	the success of our commercialization efforts and market acceptance for AYVAKIT or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations outside the U.S.

Identifying potential drug candidates and conducting pre-clinical development and testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals, including for avapritinib for additional indications or in additional geographies, and achieve sales for any of our drug candidates that receive marketing approval. In addition, our approved drugs and drug candidates, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Our business, results of operations and future growth prospects could be materially and adversely affected by the COVID-19 pandemic.

Due to the evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business operations for the remainder of our fiscal year ending December 31, 2020 or beyond. The extent to which COVID-19 may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread of the disease, the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat COVID-19.

For example, public health actions being undertaken globally in response to the COVID-19 pandemic, including quarantines, stay-at-home, executive and similar government orders and the prioritization of healthcare resources, could adversely impact our business, results of operations and future growth prospects. For ongoing and planned clinical trials, we anticipate and have experienced some temporary delays or disruptions due to the COVID-19 pandemic, including limited or reduced patient access to trial investigators, hospitals and trial sites, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites, which could adversely impact our development plans, including the initiation of planned clinical trials and our ability to conduct ongoing clinical trials. There may also be local orders affecting one or more trial sites, which may trigger mandated changes to our clinical trial protocols or temporary suspensions in the affected trial sites. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations have occurred and could continue to occur or be expanded in scope or duration, which could adversely impact ongoing and planned clinical trials, our employees and business operations, personnel at our third-party suppliers and other vendors in the U.S. and other countries, the availability, cost or supply of materials, which may cause delays or disruptions to development plans for our drug candidates or clinical or commercial supply chains for our current or future approved drugs and drug candidates, and sales and marketing activities related to AYVAKIT and any drug candidates for which we may receive marketing approval in the U.S. or other geographies in the future.

To the extent the COVID-19 pandemic adversely affects our business, results of operations and future growth prospects, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Risks Related to Drug Development and Regulatory Approval

If we are unable to advance our drug candidates to clinical development, obtain regulatory approval for our drug candidates, including for avapritinib for additional indications or in additional geographies, and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We have only three drug candidates currently in clinical development: avapritinib, pralsetinib and fisogatinib. In addition, the FDA accepted our IND application for BLU-263 for indolent SM and recently notified us that we are permitted to proceed with clinical development under the IND. We currently plan to initiate a Phase 1 trial in healthy volunteers in June 2020. All of our other drug candidates are currently in pre-clinical or earlier stages of development. We have invested significant efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our drugs and drug candidates. Our ability to generate drug revenues, if ever, will depend heavily on the successful development and commercialization of our drugs and drug candidates. Each of our drug candidates, including avapritinib for additional indications or in additional geographies, will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. Further clinical development, manufacturing and regulatory activities, and substantial investment will be required before we may obtain marketing approval for avapritinib for additional indications or in additional geographies, if at all. In addition, for some of our drug candidates, in order to select patients most likely to respond to treatment and rapidly confirm mechanistic and clinical proof-of-concept, or to identify appropriate patients for any drug candidates for which we obtain approval, we may be required or we may seek to develop companion diagnostic tests, which are assays or tests to identify an appropriate patient population. For example, we have entered into agreements with third parties to develop and commercialize companion diagnostics for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions. Companion diagnostic tests are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our approved drugs and drug candidates will depend on several factors, including the following:

●	successful enrollment in, and initiation and completion of, clinical trials, including our ongoing and planned clinical trials for avapritinib, pralsetinib, fisogatinib and BLU-263;
●	successful initiation and completion of pre-clinical studies for our other drug candidates;
●	approval of INDs to commence future clinical trials for our other drug candidates;
●	successful development of any companion diagnostic tests for use with our current or future drug candidates;
●	receipt of regulatory approvals from applicable regulatory authorities;
●	establishing commercial manufacturing capabilities or making arrangements with third-parties for clinical supply and commercial manufacturing, packaging and labeling and the receipt by such third-party manufacturers of requisite approvals to supply commercial inventories of our approved drugs and drug candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our drugs and drug candidates;
●	successful commercialization of our approved drugs and drug candidates, if and when approved, whether alone or in collaboration with others;
●	acceptance of our approved drugs and drug candidates, if and when approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement;
●	enforcing and defending intellectual property rights and claims; and
●	maintaining a continued acceptable safety profile of our approved drugs and drug candidates following approval.

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

Avapritinib is in clinical development for PDGFRA exon 18 mutant GIST outside the U.S. and for systemic mastocytosis globally, and all of our other drug candidates are in pre-clinical or clinical development. The risk of failure for preclinical and clinical development is high. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. For example, we recently announced top-line data from our Phase 3 clinical trial comparing avapritinib to regorafenib in third-line GIST, which we refer to as our VOYAGER trial, which showed the VOYAGER trial did not meet the primary endpoint of an improvement in progression-free survival, or PFS, for avapritinib versus regorafenib. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and results for one indication may not be predictive of the success in additional indications. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drug candidates. Our pre-clinical studies, current clinical trials and future clinical trials may not be successful.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities, including due to unforeseen impacts from the COVID-19 pandemic on our current or planned trials. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of additional indications for our approved drugs or for our drug candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or the FDA or any other regulatory authority may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for avapritinib for additional indications or in additional geographies, or be delayed in obtaining marketing approval for our drug candidates, if at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	be subject to post-marketing testing requirements; or
●	fail to achieve market acceptance or have the drug removed from the market after obtaining marketing approval.

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

We may not be able to initiate or continue clinical trials for our drug candidates, including avapritinib for additional indications, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. In particular, because we are focused on diseases in genomically defined patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, we have experienced some temporary delays or disruptions in enrollment in our ongoing clinical trials due to the COVID-19 pandemic, and we anticipate we may experience additional delays or disruptions in the future due to the COVID-19 pandemic and changes in local site or IRB policies, availabilities of site staff, reprioritization of hospital resources, restricted access to healthcare professionals and testing sites and other containment measures or concerns among patients about participating in clinical trials during a pandemic. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as AYVAKIT and our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

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

Our drug candidates and any companion diagnostic tests related to our approved drugs or drug candidates, including the companion diagnostic tests that we are developing for AYVAKIT in order to identify GIST patients with the PDGFRA D842V mutation, pralsetinib in order to identify NSCLC patients with RET fusions and fisogatinib in order to identify HCC patients with FGFR4 pathway activation, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We may also need marketing clearance or approval for any related companion diagnostic tests, including the companion diagnostic tests that we are developing for avapritinib, pralsetinib and fisogatinib. Except for FDA approval of AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, we have not received regulatory authorization to market any of our drug candidates or related companion diagnostic tests from regulatory authorities in any jurisdiction, and it is possible that these current or future drug candidates or related companion diagnostic tests will ever obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, if approval is obtained at all, both in the U.S. and abroad is expensive, may take many years if additional clinical trials are required and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA for a drug candidate, pre-market approval, or PMA, application for a companion diagnostic test or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical, clinical or other studies. For example, the FDA is reviewing our NDA for avapritinib for the treatment of fourth-line GIST. As a part of the review, the FDA requested top-line data from our VOYAGER trial. We recently submitted the top-line data to the FDA and anticipate a decision from the FDA by May 14, 2020, which is the Prescription Drug User Fee Act action date.

Our drug candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication or a related companion diagnostic test is suitable to identify appropriate patient populations;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;
●	the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere;
●	the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
●	delays or disruptions impacting the FDA or comparable foreign regulatory authorities due to the COVID-19 pandemic.

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

The FDA has granted breakthrough therapy designation to avapritinib for the treatment of patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation, and the FDA has granted breakthrough therapy designation to avapritinib for the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia. In addition, the FDA has granted breakthrough therapy designation to pralsetinib for the treatment of patients with RET fusion-positive NSCLC that has progressed following platinum-based chemotherapy and to pralsetinib for the treatment of patients with RET mutation-positive MTC that requires systemic treatment and for which there are no acceptable alternative treatments. We may also seek breakthrough therapy designation for some of our other drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

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

Review of our planned NDA for pralsetinib for the treatment of patients with MTC previously treated with an approved multi-kinase inhibitor under the FDA’s RTOR program and planned additional marketing applications for pralsetinib for RET fusion-positive NSCLC through the FDA’s Project Orbis initiative, may not lead to a faster regulatory review or approval for pralsetinib, and they do not increase the likelihood that pralsetinib will obtain marketing approval.

The FDA and other regulatory bodies periodically introduce pilot programs with the goal of a more efficient review of applications for drug or biologic approval, including the Oncology Center of Excellence Real-Time Oncology Review pilot program, or RTOR program, which is currently being tested by the FDA. The RTOR program aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality by the FDA. The FDA’s Project Orbis initiative provides a framework for concurrent submission and review of marketing applications for oncology products among international health authorities.

In the first quarter of 2020, we completed the submission of a rolling NDA to the FDA for pralsetinib for the treatment of patients with RET fusion-positive NSCLC. In addition, we recently submitted an MAA to the EMA for pralsetinib for RET fusion-positive NSCLC. We plan to submit additional marketing applications for pralsetinib for RET fusion-positive NSCLC through the FDA’s Project Orbis initiative. In addition, we plan to submit an NDA to the FDA for pralsetinib for the treatment of patients with MTC previously treated with an approved multi-kinase inhibitor in the second quarter of 2020 under the FDA’s RTOR program. Acceptance into the RTOR program and Project Orbis initiative does not guarantee or influence approvability of any current or future marketing applications for pralsetinib in patients with RET fusion-positive NSCLC or patients with MTC previously treated with an approved multi-kinase inhibitor, which are subject to the standard benefit-risk evaluation by the FDA and any other applicable health authority. In addition, we may not derive any benefit, such as a more efficient review process compared to marketing applications submitted and reviewed under conventional procedures by the FDA or other health authorities, from inclusion in these programs. These programs are not formal regulatory pathways and may be changed, suspended, or halted at any time, including as a result of the FDA deciding not to continue these programs or determining that a current or future marketing application no longer meets the criteria for inclusion in one or both of these programs. The FDA’s RTOR program and Project Orbis initiative do not change the scientific and medical standard for approval or the quality of evidence necessary to support approval. As a result, even if current or future marketing applications are subject to one or more of these programs, they may still be denied based on study data, study design, or other factors.

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

We may choose not to develop a potential drug candidate, or we may suspend, deprioritize or terminate one or more discovery programs or pre-clinical or clinical drug candidates or programs.

At any time and for any reason, we may determine that one or more of our discovery programs or pre-clinical or clinical drug candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or drug candidate. Accordingly, we may choose not to develop a potential drug candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or pre-clinical or clinical drug candidates or programs. For example, we have previously determined to suspend our discovery program for inhibitors of neurotrophic tyrosine receptor kinase, or NTRK, and predicted NTRK resistant mutants, and to deprioritize our discovery program targeting protein kinase cAMP-activated catalytic subunit alpha fusions for the treatment of fibrolamellar carcinoma. If we suspend, deprioritize or terminate a program or drug candidate in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or drug candidates.

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

In January 2020, the FDA approved AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. While we have initiated the commercial launch of AYVAKIT in the U.S., we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. Marketing applications for avapritinib for additional indications and for pralsetinib are currently under review or planned in the U.S. and Europe. To execute our business plan, in addition to successfully marketing and selling AYVAKIT, we will need to successfully:

●	establish and maintain our relationships with healthcare providers who will be treating the patients who may receive our drugs and any future drugs;
●	obtain adequate pricing and reimbursement for AYVAKIT and any future drugs;
●	gain regulatory acceptance for the development and commercialization of the drug candidates in our pipeline;
●	develop and maintain successful strategic alliances; and

●	manage our spending as costs and expenses increase due to clinical trials, marketing approvals, and commercialization.

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

The commercial success of AYVAKIT and of any future drugs will depend in part on the medical community, patients, and third-party or governmental payors. AYVAKIT and any other drugs that we may bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these drugs do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of AYVAKIT and of any current or future drug candidates for which we receive marketing approval will depend on a number of factors, including:

●	the potential efficacy and potential advantages over alternative treatments;
●	the prevalence and severity of any side effects, including any limitations or warnings contained in a drug’s approved labeling;
●	relative convenience and ease of administration;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the length of time that patients who are prescribed our drugs remain on treatment;
●	the pricing of our drugs and any current or future drug candidates for which we receive marketing approval;
●	publicity concerning our current and future drugs, or competing products and treatments; and
●	sufficient third-party insurance coverage or reimbursement.

Even if a potential drug displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the drug will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our drugs may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors. Any of these factors may cause AYVAKIT, or any current or future drug candidates for which we receive marketing approval, to be unsuccessful or less successful than anticipated.

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

Factors that may inhibit our efforts to commercialize our drugs include:

●	our inability to recruit, train and retain adequate numbers of sales and marketing personnel;
●	the inability of sales personnel to obtain access to or to persuade adequate numbers of physicians to prescribe AYVAKIT;
●	unforeseen costs and expenses associated with maintaining an independent sales and marketing organization; and
●	delays or disruptions to sales and marketing activities due to the COVID-19 pandemic.

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

AYVAKIT may face competition from drug candidates in development for GIST, including those being developed by AB Science S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Deciphera Pharmaceuticals, LLC, Exelixis, Inc., Ningbo Tai Kang Medical Technology Co. Ltd. and Xencor, Inc.

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

Any delay or failure by us or our collaborators to develop or obtain regulatory clearance or approval of the companion diagnostic tests could delay or prevent approval of our drug candidates. If we, or any third parties that we have engaged or may in the future engage to assist us are unable to successfully develop and commercialize companion diagnostic tests for our drugs and drug candidates, or experience delays in doing so:

●	the development of our approved drugs and drug candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;
●	our drug candidates may not receive marketing approval if safe and effective use of a therapeutic drug candidate depends on an in vitro diagnostic;
●	regulatory authorities may impose post-marketing requirements regarding the development and commercialization of companion diagnostic tests for our drugs and drug candidates; and
●	we may not realize the full commercial potential of any of our approved drugs or drug candidates that receive marketing approval if, among other reasons, we are unable to appropriately select patients who are likely to benefit from treatment with our drugs.

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

Our ability to commercialize any drug candidates successfully also will depend in part on the extent to which coverage and reimbursement for these drug candidates and related treatments will be available from government authorities, private health insurers and other organizations. In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other products that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for any drug candidate that we commercialize and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the

U.S. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Private third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts (increased to 70% by the Bipartisan Budget Act of 2018, effective January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

In addition, other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Since its enactment, some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, and executive challenges. Since January 2017, President Trump has signed two executive orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation to date, it has enacted laws that modify certain provisions of the Affordable Care Act. The Tax Cuts and Jobs Act of 2017, or TCJA, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Affordable Care Act is an essential and inseverable feature of the Affordable Care Act, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full Affordable Care Act. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. Pending review, the Affordable Care Act remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the Affordable Care Act. Litigation and legislation over the Affordable Care Act are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating these subsidies, but on October 25, 2017, a federal judge in California denied their request for a restraining order. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, in Moda Health Plan, Inc. v. United States the U.S. Supreme Court reversed the judgment, holding the risk corridors program created a government obligation to pay insurers the full amount set out in the Affordable Care Act and remanded for further preceding. The effects of this gap in reimbursement on third-party payors, the viability of the Affordable Care Act marketplace, providers, and potentially our business, are not yet known.

Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share. However, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS published regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the health benefits required under the Affordable Care Act for plans sold through these marketplaces. Congress and the Trump administration will likely continue to consider subsequent legislation and further action to repeal, replace or modify the Affordable Care Act. It is unclear what impact any changes to the Affordable Care Act will have on the availability of healthcare and containing or lowering the cost of healthcare. We plan to continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement may have on our business.

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal years 2019 and 2020 and the administration’s budget proposal for fiscal year 2021 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, to increase patient access to lower-cost generic and biosimilar drugs, and to eliminate cost sharing for generic drugs for low-income patients. While some proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Additionally, on December 18, 2019, President Trump, HHS and FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. FDA also issued a Draft Guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability.

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

We are currently unable to predict what additional legislation or regulation, if any, relating to the healthcare industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to enter into collaboration agreements for the further development and commercialization of our approved drugs and drug candidates.

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

We are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any of our approved drugs and drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drugs and drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

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
●	the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Affordable Care Act require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value and the ownership and investment interests of such physicians (as defined by the statute) and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services (similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation);
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In the U.S., to help patients who have no or inadequate insurance access our drug, we have a patient assistance program that we administer in conjunction with our patient support program vendor. If we or our vendors are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses and reduce the availability of assistance to our patients.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

Some of these factors may be beyond our control. For example, the performance of our CROs may also be delayed or disrupted by the ongoing COVID-19 pandemic, including due to travel or quarantine policies, availabilities of staff, exposure of CRO staff to COVID-19 or re-prioritization of CRO resources as a result of the pandemic. These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our approved drugs for additional indications and our drug candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our drug candidates, or our development program materially and irreversibly harmed. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

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

The facilities used by our contract manufacturers to manufacture our drugs and drug candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the

FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our drugs and drug candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drugs and drug candidates or is unable to conduct inspections necessary to approve these facilities due to delays or disruptions caused by the COVID-19 pandemic, or if the FDA or a comparable regulatory authority withdraws any such approval in the future, we may be delayed in obtaining approval of these facilities for the manufacture of our drugs and drug candidates or need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our drugs and drug candidates.

We do not have long-term supply agreements with all of our contract manufacturers, and purchase our required drug supply, including the API, drug product and drug substance used in our drug candidates, on a purchase order basis with certain contract manufacturers. In addition, we may be unable to establish or maintain any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish and maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

The API, drug substance and drug product used in avapritinib and pralsetinib are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug substance and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. Although we have entered into arrangements to establish redundant or second-source supply of some of the API, drug product or drug substance for avapritinib and pralsetinib, if any of our suppliers ceases its operations for any reason or is unable or unwilling to supply API, drug product or drug substance in sufficient quantities or on the timelines necessary to meet our needs, including as a result of the COVID-19 pandemic, it could significantly and adversely affect our business, the supply of our drug candidates or approved drugs and our financial condition.

For all of our drug candidates, we intend to identify and qualify additional manufacturers to provide such API, drug substance and drug product prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers. We currently have sufficient supply to meet our anticipated global commercial and clinical development needs for avapritinib, pralsetinib, fisogatinib and BLU-263 through 2021. However, the COVID-19 pandemic could adversely impact our suppliers and result in delays or disruptions in our current or future supply chain.

Establishing additional or replacement suppliers for the API, drug substance and drug product used in our drug candidates or approved drugs, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of the API, drug substance and drug product used in our drug candidates and approved drugs, any interruption or delay in the supply of components or materials, or our inability to obtain such API, drug substance and drug product from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

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

We have relied on certain third parties located in China to manufacture and supply certain raw materials used in AYVAKIT and our drug candidates, and we expect to continue to use such third party manufacturers for such purposes. In addition, certain of our drug candidates are being evaluated at clinical trial sites in China under our collaboration with CStone and through CROs located in China. A natural disaster, epidemic or pandemic disease outbreaks, including the recent COVID-19 pandemic, trade war, political unrest or other events in China could disrupt the business or operations of CROs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China that significantly impacts such third parties, including services provided by CROs for our research and development programs, clinical trial operations conducted by CROs or our collaborators, or our manufacturers ability to produce raw materials in adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future approved drugs or drug candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China, and we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases in China and the availability of skilled labor declines in China.

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

As of April 15, 2020, we owned nine issued U.S. patents, 12 issued foreign patents, including one European patent validated in 38 countries, three pending U.S. non-provisional patent applications, six pending U.S. provisional patent applications, three pending PCT international applications and 23 pending foreign patent applications directed to our KIT and PDGFRA program, including avapritinib and BLU-263. The patents that have issued or will issue covering our KIT and PDGFRA program will have a statutory expiration date between 2034 and 2040. Patent term adjustments or patent term extensions could result in later expiration dates for avapritinib or BLU-263.

As of April 15, 2020, we owned six issued U.S. patents, three pending U.S. non-provisional patent applications, two pending PCT international applications and 30 pending foreign patent applications directed to our RET program, including pralsetinib. The patents that have issued or will issue covering our RET program will have a statutory expiration date between 2036 and 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

As of April 15, 2020, we owned eight issued U.S. patents, three pending U.S. non-provisional patent applications, one pending PCT international application, 25 issued foreign patents and 28 pending foreign patent applications directed to our FGFR4 program, including fisogatinib. The patents that have issued or will issue covering our FGFR4 program will have a statutory expiration date between 2033 and 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of April 15, 2020, we owned six issued U.S. patents, seven pending U.S. non-provisional patent applications, six pending European Union patent applications and five issued European patents directed to this technology. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

As of April 15, 2020, we had 394 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remains applicable to the United Kingdom. This transition period is due to end on December 31, 2020. These arrangements may be extended beyond 2020 if both the United Kingdom and the EU agree to an extension before the end of June 2020. Due to the current COVID-19 pandemic, negotiations between the United Kingdom and the European Union scheduled for March 2020 were not held and there is an increased likelihood that the transition period may need to be extended beyond December 31, 2020 (although it remains the position of the United Kingdom government that it will not be extended). Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to drugs and the approval of drug candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the European Union, especially in the case of a “hard” Brexit, would have and how such withdrawal would affect us. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are negotiated in relation to the United Kingdom’s future relationship with the European Union, and we are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear.

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

For example, on December 22, 2017, TCJA was enacted. The TCJA significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards and allows for the expensing of capital expenditures. Our net deferred tax assets and liabilities were revalued as of December 31, 2017 at the newly enacted U.S. corporate rate, and the impact was recognized in our tax expense in the year of enactment but was offset by a corresponding reduction to the valuation allowance. Additionally, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including delaying the effective date of the net operating loss restrictions imposed by the TJCA, temporarily relaxing (but not eliminating) the TJCA’s interest deductibility limitations, and making temporary beneficial changes to the payroll tax regime. We continue to examine the impact this tax reform legislation may have on our business. The impact of these and other future changes in tax laws is uncertain and could have an adverse effect on our business, cash flow, financial condition or results of operations.

Risks Related to Our Common Stock

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $109.00 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through May 6, 2020. As a result of this volatility, our stockholders could incur substantial losses.

The stock market in general has recently experienced relatively large price and volume fluctuations, particularly in response to the COVID-19 outbreak. In particular, the market prices of securities of Nasdaq listed and biopharmaceutical companies have experienced extreme fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could include a decline in the value of our common stock. In addition, the market price for our common stock may be influenced by many factors, including:

●	the success of commercialization of our drugs and drug candidates, if approved;
●	the success of competitive drugs or technologies;
●	results of clinical trials of our drug candidates or those of our competitors;
●	regulatory or legal developments in the U.S. and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our drug candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional drug candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	natural disasters, epidemic or pandemic disease outbreaks, including the COVID-19 pandemic, trade wars, political unrest or other similar events;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

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

Our bylaws contain exclusive forum provisions, which may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable and may discourage lawsuits with respect to such claims.

Our amended and restated bylaws, as amended, or bylaws, provide that unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action, (2) any claim of breach of fiduciary duty, (3) any claim against a current or former director, officer, employee or stockholder, and (4) any action against our company governed by the internal affairs doctrine, which we refer to collectively as the Delaware forum provision. The Delaware forum provision does not apply to any claims arising under the Securities Exchange Act of 1934 or the Securities Act of 1933, as amended, or the Securities Act. Our bylaws further provide that, unless we consent in writing to an alternative forum, the United States District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which we refer to as the federal forum provision. We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Massachusetts. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware forum provision and the federal forum provision.

The Delaware forum provision and the federal forum provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. In addition, these forum selection clauses in our bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The federal forum provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable or invalid. Alternatively, if the federal forum provision is found inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have an adverse effect on our business, financial condition or results of operations. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Item 5. Other Information

Roche Amendment

On April 30, 2020, we entered into an eighth amendment to our collaboration and license agreement, as amended, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, pursuant to which we and Roche agreed to, among other things, modify certain time periods related to Roche’s option rights for one of the collaboration programs and certain mechanics for deeming such collaboration program as a terminated target.

The foregoing description of the eighth amendment to the collaboration and license agreement with Roche is qualified in its entirety by reference to the complete text of such agreement, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Bylaws Amendment

On April 30, 2020, our board of directors approved an amendment to our amended and restated bylaws. The amendment, which was adopted effective as of April 30, 2020, (1) designates the Court of Chancery of the State of Delaware as the exclusive jurisdiction for (i) any derivative action, (ii) any claim of breach of fiduciary duty, (iii) any claim against a current or former director, officer, employee or stockholder, and (iv) any action against our company governed by the internal affairs doctrine, and (2) designates the United States District Court for the District of Massachusetts as the exclusive jurisdiction for any litigation arising under the Securities Act of 1933, as amended. Our board of directors approved this amendment to our amended and restated bylaws in order to reduce any potential expenses that we may incur in connection with any of the specified types of actions or proceedings if we were required to defend any such potential actions or proceedings in multiple jurisdictions and in parallel proceedings in federal and state courts simultaneously.

A complete copy of our current bylaws, as amended, is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1*	Amended and Restated Bylaws, as amended on April 30, 2020, of Blueprint Medicines Corporation
10.1*†	Eighth Amendment to Collaboration and License Agreement, effective April 30, 2020, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and Blueprint Medicines Corporation
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
†

Certain portions of the exhibit have been omitted pursuant to Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) likely to cause competitive harm to the Company if publicly disclosed.

+

The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blueprint Medicines Corporation

Date: May 6, 2020	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2020	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)