Form 10-Q
period 2020-06-30
Blueprint Medicines Corp
filed 2020-07-31
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on July 24, 2020: 55,272,075

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib for additional indications or in additional geographies and our ability to obtain marketing approval for pralsetinib;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT™ (avapritinib) and any current and future drug candidates for which we receive marketing approval;
●	the rate and degree of market acceptance of AYVAKIT and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT and any current and future drug candidates for which we receive marketing approval;
●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for avapritinib, pralsetinib, fisogatinib, BLU-263, and our research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	the actual or potential benefits of designations granted by the U.S. Food and Drug Administration, or FDA, such as orphan drug, fast track and breakthrough therapy designation or priority review, and the review of current or future NDA’s under the FDA’s Oncology Center of Excellence Real-Time Oncology Review pilot program or the FDA’s Project Orbis initiative;
●	our ability to successfully develop manufacturing processes for AYVAKIT and any current and future drug candidates and secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drug and drug candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering AYVAKIT, our current and future drug candidates and technology;
●	the potential benefits of our cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., our collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc. to development and commercialize pralsetinib globally (excluding Greater China), and our collaboration with CStone Pharmaceuticals to develop and commercialize avapritinib, pralsetinib and fisogatinib in Greater China, as well as our ability to maintain these collaborations and establish other strategic collaborations;

●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc. to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;
●	the development of a companion diagnostic test for AYVAKIT to identify patients with a PDGFRA D842V mutation or companion diagnostic tests for our current or future drug candidates;
●	our financial performance, estimates of our expenses, future revenues, capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry; and
●	the impact and scope of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones, including our ongoing and planned research and discovery activities, ability to conduct ongoing and planned clinical trials, clinical supply of current or future drug candidates, commercial supply of AYVAKIT and any current or future drug candidates for which we receive marketing approval, and the launch, marketing and sale of AYVAKIT and any current and future drug candidates for which we receive marketing approval.

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

For purposes of this Quarterly Report on Form 10-Q, including the footnotes to our condensed consolidated financial statements, (i) with respect to our cancer immunotherapy collaboration, Roche means F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. and (ii) with respect to our collaboration for pralsetinib, Roche means F. Hoffmann-La Roche Ltd and Genentech, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$288,678	$113,938
Investments, available-for-sale	233,120	369,616
Accounts receivable, net	3,403	663
Unbilled accounts receivable	20,877	22,749
Inventory	4,359	—
Prepaid expenses and other current assets	17,875	9,820
Total current assets	568,312	516,786
Investments, available-for-sale	128,475	64,406
Property and equipment, net	36,745	38,361
Operating lease right-of-use assets, net	70,471	72,753
Restricted cash	5,168	5,166
Other assets	8,286	10,222
Total assets	$817,457	$707,694
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	5,591	4,793
Accrued expenses	84,062	88,706
Current portion of operating lease liabilities	7,416	6,823
Current portion of deferred revenue	8,017	6,160
Total current liabilities	105,086	106,482
Operating lease liabilities, net of current portion	85,727	89,126
Deferred revenue, net of current portion	36,688	39,913
Other long-term liabilities	8,589	7,814
Total liabilities	236,090	243,335
Commitments (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 54,284,501 and 49,272,223 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	54	49
Additional paid-in capital	1,762,099	1,412,083
Accumulated other comprehensive loss	(1,120)	(2,535)
Accumulated deficit	(1,179,666)	(945,238)
Total stockholders’ equity	581,367	464,359
Total liabilities and stockholders’ equity	$817,457	$707,694

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Product revenue, net	$5,680	$—	$9,138	$—
Collaboration revenue	2,663	5,110	5,372	5,840
Total revenues	8,343	5,110	14,510	5,840
Cost and operating expenses:
Cost of sales	127	—	150	—
Research and development	91,079	87,101	175,225	161,351
Selling, general and administrative	42,174	21,923	77,829	38,476
Total cost and operating expenses	133,380	109,024	253,204	199,827
Other income (expense):
Interest income, net	1,586	4,275	4,490	6,985
Other income, net	(23)	(42)	(224)	(86)
Total other income	1,563	4,233	4,266	6,899
Net loss	$(123,474)	$(99,681)	$(234,428)	$(187,088)
Other comprehensive loss:
Unrealized gain (losses) on available-for-sale investments	(1,057)	845	1,435	1,115
Currency translation adjustments	6	7	(21)	(8)
Comprehensive loss	$(124,525)	$(98,829)	$(233,014)	$(185,981)
Net loss per share — basic and diluted	$(2.28)	$(2.04)	$(4.39)	$(4.03)
Weighted-average number of common shares used in net loss per share — basic and diluted	54,217	48,843	53,436	46,458

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2019	49,272,223	$49	$1,412,083	$(2,534)	$(945,239)	$464,359
Issuance of common stock under stock plan	186,166	1	1,612	—	—	1,613
Stock-based compensation expense	—	—	17,026	—	—	17,026
Follow on offering, net of issuance costs	4,710,144	4	308,419	—	—	308,423
Unrealized gain (loss) on available-for-sale securities	—	—	—	2,492	—	2,492
Cumulative translation adjustment	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(110,953)	(110,953)
Balance at March 31, 2020	54,168,533	$54	$1,739,140	$(69)	$(1,056,192)	$682,933

Issuance of common stock under stock plan	98,950	$—	$2,335	$—	$—	$2,335
Purchase of common stock under ESPP	17,018	—	942	—	—	942
Stock-based compensation expense	—	—	19,675	—	—	19,675
Unrealized gain (loss) on available-for-sale securities	—	—	—	(1,057)	—	(1,057)
Cumulative translation adjustment	—	—	—	6	—	6
Net loss	—	—	—	—	(123,474)	(123,474)
Other	—	—	7	—	—	7
Balance at June 30, 2020	54,284,501	$54	$1,762,099	$(1,120)	$(1,179,666)	$581,367

Balance at December 31, 2018	44,037,026	$44	$1,016,690	$(180)	$(597,545)	$419,009
Issuance of common stock under stock plan	134,439	—	2,061	—	—	2,061
Stock-based compensation expense	—	—	10,295	—	—	10,295
Unrealized gain (loss) on available-for-sale securities	—	—	—	270	—	270
Cumulative translation adjustment	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(87,407)	(87,407)
Balance at March 31, 2019	44,171,465	$44	$1,029,046	$75	$(684,952)	$344,213
Issuance of common stock under stock plan	215,299	—	5,813	—	—	5,813
Purchase of common stock under ESPP	10,718	—	522	—	—	522
Follow on offering, net of issuance costs	4,662,162	5	327,437	—	—	327,442
Stock-based compensation expense	—	—	13,666	—	—	13,666
Unrealized gain (loss) on available-for-sale securities	—	—	—	845	—	845
Cumulative translation adjustment	—	—	—	7	—	7
Net loss	—	—	—	—	(99,681)	(99,681)
Balance at June 30, 2019	49,059,644	$49	$1,376,484	$927	$(784,633)	$592,827

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(234,428)	$(187,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,239	2,392
Noncash lease expense	2,823	2,337
Stock-based compensation	36,387	23,961
Accretion of premiums and discounts on investments	(26)	(2,973)
Other	269	—
Changes in assets and liabilities:
Accounts receivable	(2,740)	(686)
Unbilled accounts receivable	1,872	(4,363)
Inventory	(2,748)	—
Prepaid expenses and other current assets	(9,159)	(4,840)
Other assets	2,018	(179)
Accounts payable	802	3,291
Accrued expenses	(4,573)	9,994
Deferred revenue	(1,368)	(1,697)
Operating lease liabilities	(2,860)	(1,565)
Net cash used in operating activities	(210,492)	(161,416)
Cash flows from investing activities
Purchases of property and equipment	(2,466)	(3,940)
Purchases of investments	(232,148)	(465,289)
Maturities of investments	306,035	310,490
Net cash provided by (used in) investing activities	71,421	(158,739)
Cash flows from financing activities
Proceeds from public offerings of common stock, net of issuance cost	308,750	327,750
Net proceeds from stock option exercises and employee stock purchase plan	4,886	6,911
Payment of offering costs	(311)	(280)
Other financing activities	—	(72)
Net cash provided by financing activities	313,325	334,309
Net increase in cash, cash equivalents, and restricted cash	174,254	14,154
Cash, cash equivalents and restricted cash at beginning of period	119,604	73,429
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	3
Cash, cash equivalents and restricted cash at end of period	$293,846	$87,586
Supplemental cash flow information
Public offering costs incurred but unpaid at period end	$5	$28
Property and equipment purchases unpaid at period end	$116	$3,328
Cash paid for taxes, net	$47	$97

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands).

	June 30,	June 30,
	2020	2019
Cash and cash equivalents	$288,678	$82,425
Restricted cash	5,168	5,161
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$293,846	$87,586

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

The Company’s first commercial product is approved by the U.S. Food and Drug Administration (FDA) under the brand name AYVAKITTM (avapritinib) for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumor (GIST) harboring a platelet-derived growth factor receptor alpha (PDGFRA) exon 18 mutation, including PDGFRA D842V mutations. AYVAKIT is the first precision therapy approved to treat a genomically defined population of patients with GIST. The Company is devoting substantially all of its efforts to research and development for current and future drug candidates and commercialization of AYVAKIT and any current or future drug candidates that obtain marketing approval.

As of June 30, 2020, the Company had cash, cash equivalents and investments of $650.3 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and investments will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019, stockholder’s equity for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or for any future period.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities, Blueprint Medicines (Switzerland) GmbH, Blueprint Medicines (Netherlands) B.V., Blueprint Medicines (UK) Ltd, Blueprint Medicines (Germany) GmbH, Blueprint Medicines Spain, S.L., Blueprint Medicines (France) SAS and Blueprint Medicines (Italy) S.r.L. All intercompany transactions and balances have been eliminated.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2019 Annual Report on Form 10-K, except as noted below with respect to the Company’s accounting policies for product revenue, accounts receivable, and inventory.

Product Revenue

The Company generated product revenue from sales of AYVAKIT to specialty pharmacy providers in the U.S. These customers subsequently dispense the product directly to patients. In addition, the Company entered into arrangements with payors that provide for government mandated rebates, discounts and allowances with respect to the utilization of AYVAKIT.

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

Accounts Receivable, net

Accounts receivable arise from product sales and amounts due from the Company’s collaboration partners. The amount from product sales represents amounts due from specialty pharmacy providers in the U.S. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. For the three and six months ended June 30, 2020, the Company did not record any expected credit losses related to outstanding accounts receivable.

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

Reclassification

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation.

3. Cash Equivalents and Investments

Cash equivalents and investments, available-for-sale, consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
June 30, 2020	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$285,014	$—	$—	$285,014
U.S. treasury obligations	—	—	—	—
Investments, available-for-sale:
U.S. government agency securities	168,474	730	(17)	169,187
U.S. treasury obligations	191,180	1,228		192,409
Total	$644,668	$1,958	$(17)	$646,609

	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$98,946	$—	$—	$98,946
U.S. treasury obligations	14,992	—	—	14,992
Investments, available-for-sale:
U.S. government agency securities	128,156	160	(4)	128,312
U.S. treasury obligations	305,360	358	(8)	305,710
Total	$547,454	$518	$(12)	$547,960

As of June 30, 2020 the Company held six securities that were in an unrealized loss position with an aggregate fair value of $32.0 million. As of December 31, 2019, the Company held 11 debt securities in an unrealized loss position with an aggregate fair value of $82.1 million.

As of June 30, 2020, 22 securities with an aggregate fair value of $128.5 million have remaining maturities between one year and five years. As of December 31, 2019, nine securities with an aggregate fair value of $64.4 million had remaining maturities greater than one year.

4. Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2020 (in thousands):

		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$285,014	$285,014	$—	$—
U.S. treasury obligations	—	—	—	—
Investments, available-for-sale:
U.S. government agency securities	169,187	—	169,187	—
U.S. treasury obligations	192,409	192,409	—	—
Total	$646,609	$477,423	$169,187	$—

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

5. Product Revenue Reserves and Allowances

In January 2020, the FDA approved AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring PDGFRA exon 18 mutation, including PDGFRA D842V mutations. To date, the Company’s only source of product revenue has been from the U.S. sales of AYVAKIT, and the total net product revenue was $5.7 million and $9.1 million for the three and six months ended June 30, 2020, respectively.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2020 (in thousands):

Total
Beginning balance at January 1, 2020	$—
Provision related to sales in the current period	1,230
Adjustment related to prior periods sales	—
Credits and payments made	(400)
Ending balance at June 30, 2020	$830

The total reserves above, which are included in the Company’s condensed consolidated balance sheets, are summarized as follows (in thousands):

June 30,
2020
Reduction of accounts receivable, net	$186
Component of accrued expenses	644
Total revenue-related reserves	$830

6. Inventory

Capitalized inventory consists of the following at June 30, 2020 (in thousands):

	June 30,	December 31,
	2020	2019
Work in process	$4,221	$—
Finished goods	138	—
Total	$4,359	$—

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales was zero for the three and six months ended June 30, 2020.

7. Restricted Cash

At June 30, 2020 and December 31, 2019, $5.2 million and $5.7 million, respectively, of the Company’s cash is restricted by a bank primarily related to security deposits for the Company’s building lease agreements.

8. Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2020	2019
Lab equipment	5	$10,929	$8,975
Furniture and fixtures	4	3,590	3,512
Computer equipment	3	1,571	1,558
Leasehold improvements	Term of lease	36,003	35,975
Software	3	408	417
Construction-in-progress		1,166	1,608
		53,667	52,045
Less: accumulated depreciation and amortization		(16,922)	(13,684)
Total		$36,745	$38,361

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. For the three and six months ended June 30, 2020, depreciation expense totaled $1.7 million and $3.2 million, respectively, compared to $1.2 million and $2.4 million, respectively, for the three and six months ended June 30, 2019.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Research, development and commercial contract costs	$56,183	$59,420
Employee compensation	14,985	13,519
Accrued professional fees	10,475	12,042
Revenue-related reserves	644	—
Other	1,776	3,725
Total	$84,062	$88,706

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

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and a $20.0 million cash milestone payment in October 2019 and July 2020, respectively. Subject to the terms of the Clementia agreement, the Company is eligible to receive up to $490.0 million in additional potential development, regulatory and sales-based milestone payments for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and Clementia purchased specified manufacturing inventory from the Company for a total of $1.5 million.

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

The Company determined that the transaction price as of the outset of the arrangement was $46.5 million, which consists of the upfront amount of $25.0 million, the $20.0 million cash milestone payment received in July 2020, the purchase of existing manufacturing inventory of $1.2 million and the purchase of in-process manufacturing inventory of $0.3 million. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The transaction price was allocated to the three performance obligations on a relative stand-alone selling price basis. The

Company satisfies the performance obligations upon delivery of the license and completion of the technology transfer and inventory transfers.

During 2019, the Company completed the delivery of the license, the technology transfer and the transfer of existing manufacturing inventory and recognized a total of $46.2 million as revenue. The $20.0 million cash milestone payment subsequently received in July 2020 was recorded as unbilled accounts receivable as of June 30, 2020 and December 31, 2019, respectively.

During the three and six months ended June 30, 2020, the Company completed the transfer of the in-process manufacturing inventory and recognized revenue of $0.3 million accordingly. No revenue was recognized during the three and six months ended June 30, 2019. There was no revenue deferred as a contract liability associated with the Clementia agreement as of June 30, 2020 and December 31, 2019.

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

A summary of manufacturing and research and development services related to the global development activities during the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Manufacturing and research and development services related to global development activities	$920	$370	$2,450	$1,128

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

The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal. During the six months ended June 30, 2020, one development and regulatory milestone was achieved and the associated aggregate cash consideration of $2.0 million for such milestone was added to the estimated transaction price for the CStone agreement.

A summary of revenue recognized under the CStone agreement during the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
License milestone revenue	$—	$4,000	$2,000	$4,000
Manufacturing services related to territory-specific activities	1,263	144	1,397	144
Total CStone collaboration revenue	$1,263	$4,144	$3,397	$4,144

The following table presents the contract assets associated with the CStone agreement as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Accounts receivable, net	$706	$663
Unbilled accounts receivable	$561	$2,749

There was no revenue deferred as a contract liability associated with the CStone agreement as of June 30, 2020 and December 31, 2019.

Roche – Immunotherapy Collaboration

In March 2016, the Company entered into a collaboration and license agreement (as amended, the Roche immunotherapy agreement) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche) for the discovery, development and commercialization of up to five small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy (including the kinase target MAP4K1, which is believed to play a role in T cell regulation), as single products or possibly in combination with other therapeutics.

Under the Roche immunotherapy agreement, Roche was granted up to five option rights to obtain an exclusive license to exploit products derived from the collaboration programs in the field of cancer immunotherapy. Such option rights are triggered upon the achievement of Phase 1 proof-of-concept. As a result of an amendment to the Roche immunotherapy agreement in the fourth quarter of 2019, the parties are currently conducting activities for up to four programs under the collaboration. For up to two collaboration programs, if Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed products. For up to two collaboration programs, if Roche exercises its option, the Company will retain commercialization rights in the U.S. for the licensed products, and Roche will receive commercialization rights outside of the U.S. for the licensed products. The Company will also retain worldwide rights to any products for which Roche elects not to exercise its applicable option.

Prior to Roche’s exercise of an option, the Company will have the lead responsibility for drug discovery and pre-clinical development of all collaboration programs. In addition, the Company will have the lead responsibility for the conduct of all Phase 1 clinical trials other than those Phase 1 clinical trials for any product in combination with Roche’s portfolio of therapeutics, for which Roche will have the right to lead the conduct of such Phase 1 clinical trials. Pursuant to the Roche immunotherapy agreement, the parties will share the costs of Phase 1 development for each collaboration program. In addition, Roche will be responsible for post-Phase 1 development costs for each licensed product for which it retains global commercialization rights, and the Company and Roche will share post-Phase 1 development costs for each licensed product for which the Company retains commercialization rights in the U.S.

The Company received an upfront cash payment of $45.0 million in March 2016 upon execution of the Roche immunotherapy agreement, and subject to the terms of the Roche immunotherapy agreement, the Company will be eligible to receive up to approximately $940.0 million in contingent option fees and milestone payments related to specified research, pre-clinical, clinical, regulatory and sales-based milestones. Of the total contingent payments, up to approximately $190.0 million are for option fees and milestone payments for research, pre-clinical and clinical development events prior to licensing across all four potential collaboration programs.

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

The Roche immunotherapy agreement will continue until the date when no royalty or other payment obligations are or will become due, unless earlier terminated in accordance with the terms of the Roche immunotherapy agreement. Prior to its exercise of its first option, Roche may terminate the Roche immunotherapy agreement at will, in whole or on a collaboration target-by-collaboration target basis, upon 120 days’ prior written notice to the Company. Following its exercise of an option, Roche may terminate the Roche immunotherapy agreement at will, in whole, on a collaboration target-by-collaboration target basis, on a collaboration program-by-collaboration program basis or, if a licensed product has been commercially sold, on a country-by-country basis, (i) upon 120 days’ prior written notice if a licensed product has not been commercially sold or (ii) upon 180 days’ prior written notice if a licensed product has been commercially sold. Either party may terminate the Roche immunotherapy agreement for the other party’s uncured material breach or insolvency and in certain other circumstances agreed to by the parties. In certain termination circumstances, the Company is entitled to retain specified licenses to be able to continue to exploit the licensed products.

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

Based on these assessments, the Company identified one performance obligation at the outset of the Roche immunotherapy agreement, which consists of: (1) the non-exclusive license; (2) the research and development activities through Phase 1; and (3) regulatory responsibilities under Phase 1 clinical trials.

Under the Roche immunotherapy agreement, in order to evaluate the appropriate transaction price, the Company determined that as of January 1, 2018, the upfront amount of $45.0 million constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the single performance obligation. The option exercise payments that may be received are excluded from the transaction price until each customer option is exercised as it was determined that the options are not material rights. The potential milestone payments that the Company is eligible to receive prior to the exercise of the options were initially excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The

Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

In June 2018 and October 2019, the Company achieved and received a $10.0 million research milestone payment and an $8.0 million research milestone payment related to the Roche immunotherapy agreement, respectively. These amounts were added to the estimated transaction price and allocated to the existing performance obligation as it became probable that a significant reversal of cumulative revenue would not occur for each of the research milestones achieved.

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

A summary of revenue recognized under the Roche immunotherapy agreement during the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Roche collaboration research and development services revenue	$1,109	$966	$1,684	$1,697

During the three and six months ended June 30, 2020 and 2019, the Company recognized the following revenue due to the changes in the contract liability balances (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amounts included in the contract liability at the beginning of the period	$1,061	$966	$2,050	$1,953

As of June 30, 2020, the Company had revenue deferred as a contract liability related to the Roche immunotherapy agreement of $44.7 million, of which $8.0 million was included in current liabilities, and the research and development services related to the performance obligation are expected to be performed over a remaining period of approximately 4.8 years.

11. Stock-based compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2020, the number of shares reserved for issuance under the 2015 Plan was increased by 1,970,888 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2020, there were 2,453,214 shares available for future grant under the 2015 Plan.

Stock options

The following table summarizes the stock option activity for the six months ended June 30, 2020:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2019	5,795,710	$58.82
Granted	1,296,203	58.40
Exercised	(208,510)	18.93
Canceled	(222,413)	77.27
Outstanding at June 30, 2020	6,660,990	$59.37
Exercisable at June 30, 2020	3,136,170	$46.60

As of June 30, 2020, the total unrecognized compensation expense related to unvested stock option awards was $138.8 million, which is expected to be recognized over a weighted-average period of approximately 2.84 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the six months ended June 30, 2020:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested shares at December 31, 2019	419,755	$82.50
Granted	853,895	56.46
Vested	(76,606)	85.95
Forfeited	(45,633)	69.62
Unvested shares at June 30, 2020	1,151,411	$63.47

As of June 30, 2020, the total unrecognized compensation expense related to unvested restricted stock units was $65.6 million, which is expected to be recognize over a weighted-average period of approximately 3.41 years.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of June 30, 2020, there were 68,726 shares issued under the Inducement Plan.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the Company’s initial public offering in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2020, the number of shares reserved for issuance under the 2015 ESPP was increased by 492,722 shares. The Company issued 17,018 and 10,718 shares under the 2015 ESPP during the six months ended June 30, 2020 and 2019, respectively.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $19.5 million and $36.4 million for the three and six months ended June 30, 2020, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock options	$14,629	$12,016	$28,344	$21,595
Restricted stock units	4,844	1,544	7,998	2,168
Employee stock purchase plan	202	106	359	198
Subtotal	19,675	13,666	36,701	23,961
Capitalized stock-based compensation costs	(147)	—	(314)	—
Stock-based compensation expense included in total cost and operating expenses	$19,528	$13,666	$36,387	$23,961

Stock-based compensation expense by classification within the unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$8,709	$7,503	$16,507	$13,293
Selling, general and administrative	10,819	6,163	19,880	10,668
Total	19,528	13,666	36,387	23,961

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

	Six Months Ended
	June 30,
	2020	2019
Stock options	6,660,990	5,506,867
Restricted stock units	1,151,411	323,854
ESPP shares	25,576	11,641
Total	7,837,977	5,842,362

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three and six months ended June 30, 2020, or to its net deferred tax assets and related allowances as of June 30, 2020.

14. Leases

 The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements have remaining lease terms of two to nine years and contain various clauses for renewal at the Company’s option. The renewal options were not included in the calculation of the operating lease assets and the operating lease as the renewal option is not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees and the components of lease cost for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating leases:	2020	2019	2020	2019
Lease cost	$4,328	$4,126	$8,709	$7,739
Sublease income	(730)	(708)	(1,451)	(1,409)
Net lease cost	$3,598	$3,418	$7,258	$6,330

The Company has not entered into any material short-term leases or financing leases as of June 30, 2020.

Supplemental cash flow information related to leases for the six months ended June 30, 2020 was as follows (in thousands):

	Six Months Ended
	June 30,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:	$7,172	$5,242

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$497	$23,300

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	8.9
Weighted average discount rate	8.2%

15. Commitments

Manufacturing Agreements

In connection with the commercialization of AYVAKIT, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. The aggregate amount of future minimum purchase obligations under these manufacturing agreements is approximately $25.5 million as of June 30, 2020.

16. Subsequent Events

Roche – Pralsetinib Collaboration

Collaboration Agreement. On July 13, 2020, the Company entered into a collaboration agreement (the Roche collaboration agreement) with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively, Roche), pursuant to which the Company granted Roche exclusive rights to develop and commercialize the Company’s drug candidate pralsetinib worldwide, excluding the CStone territory, and a co-exclusive license in the U.S. to develop and commercialize pralsetinib. In addition, Roche will have the right to opt in to a next-generation RET compound co-developed by the Company and Roche.

Under the Roche collaboration agreement, the Company received an upfront cash payment of $675.0 million in the third quarter of 2020. In addition, the Company will be eligible to receive up to an additional $927.0 million in contingent payments, including specified development, regulatory and sales-based milestones for pralsetinib and any licensed product containing a next-generation RET compound.

In the U.S., the Company and Roche will work together to co-commercialize pralsetinib and will equally share responsibilities, profits and losses. In addition, the Company is eligible to receive tiered royalties ranging from high-teens to mid-twenties on annual net sales of pralsetinib outside the U.S., excluding the CStone territory. In addition, the Company and Roche have agreed to co-develop pralsetinib globally in RET-altered solid tumors, including non-small cell lung cancer, medullary thyroid carcinoma and other thyroid cancers, as well as other solid tumors. The Company and Roche will share global development costs for pralsetinib at a rate of 45 percent for the Company and 55 percent for Roche up to a specified amount of aggregate joint development costs, after which the Company’s share of global development costs for pralsetinib will be reduced by a specified percentage. The Company and Roche will also share specified global development costs for any next-generation RET compound co-developed under the collaboration in a similar manner.

Unless earlier terminated in accordance with its terms, the Roche collaboration agreement will expire on a licensed product-by-licensed product basis (i) in the U.S. upon the expiration of the gross profit sharing term for such licensed product and (ii) outside the U.S. on a country-by-country basis at the end of the applicable royalty term for such licensed product. Roche may terminate the agreement in its entirety or on a licensed product-by-licensed product or country-by-country basis subject to certain notice periods. Either party may terminate the Roche collaboration agreement for the other party’s uncured material breach or insolvency. Subject to the terms of the Roche collaboration agreement, effective upon termination of the agreement, the Company is entitled to retain specified licenses to be able to continue to exploit the licensed products.

The Company is currently evaluating the revenue recognized under the Roche collaboration agreement and expects to recognize revenue related to a majority of the $675.0 million upfront cash payment during the third quarter of 2020.

Stock Purchase Agreement. In connection with the Roche collaboration agreement, on July 13, 2020, the Company entered into a stock purchase agreement with Roche Holdings, Inc. (Roche Holdings) pursuant to which the Company issued and sold 973,386 of its shares of common stock to Roche Holdings in the third quarter of 2020 in a private placement at a purchase price of $96.57 per share and received approximately $94.0 million in gross proceeds. Under the stock purchase agreement, the Company will issue and sell an additional 62,133 of its shares of common stock to Roche Holdings in a private placement at a purchase price of $96.57 per share and will receive approximately $6.0 million in additional gross proceeds, subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

The Company is currently evaluating the accounting treatment for the stock purchase agreement and expects to recognize a majority of the investment within Stockholders’ Equity.

Clementia License Agreement

Under the Clementia agreement, the Company received a $20.0 million cash milestone payment in July 2020.

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

We are currently evaluating avapritinib in an ongoing registration-enabling Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and an ongoing registration-enabling Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial. In June 2020, we presented updated data from the EXPLORER trial at the European Hematology Association 25th Annual Congress, and we plan to report top-line data from the EXPLORER trial and the PATHFINDER trial in the third quarter of 2020. In addition, we are evaluating avapritinib in an ongoing registration-enabling Phase 2 clinical trial in indolent SM, which we refer to as our PIONEER trial. In March 2020, we reported updated data from the dose-finding portion (Part 1) of the PIONEER trial at an investor conference call and on a virtual forum established by the American Academy of Allergy, Asthma & Immunology, and in June 2020, we presented additional data from Part 1 of the PIONEER trial at the European Academy of Allergy and Clinical Immunology 2020 Congress. We recently initiated patient screening for the registration-enabling Part 2 of the PIONEER trial, and our goal is to complete enrollment in Part 2 of the PIONEER trial as early as the end of 2020. However, this timing could be impacted depending on the duration, scope and severity of the COVID-19 pandemic.

We plan to submit a supplemental new drug application, or NDA, to the FDA for avapritinib for the treatment of advanced SM in the fourth quarter of 2020. We anticipate the supplemental NDA will be focused on data from patients in the EXPLORER and PATHFINDER trials who were treated with avapritinib at a starting dose of 200 mg once daily, or QD, supported by pooled data from all doses.

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

BLU-263

We are developing BLU-263 for the treatment of indolent SM and other mast cell disorders. BLU-263 is an investigational, orally available, potent and highly selective KIT inhibitor. BLU-263 is designed to have equivalent potency as avapritinib, improved selectivity for KIT, with low off-target activity, and lower penetration of the central nervous system relative to avapritinib based on preclinical data, which we believe will enable development of BLU-263 in a broad population of patients with indolent SM, including patients with lower disease burden requiring potentially life-long chronic therapy, as well as patients with other KIT-driven mast cell disorders. We are currently conducting a Phase 1 trial of BLU-263 in healthy volunteers.

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

We are currently evaluating pralsetinib in an ongoing registration-enabling Phase 1/2 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as our ARROW trial. In January 2020, we reported top-line data from the ARROW trial in RET fusion-positive NSCLC patients treated with pralsetinib at 400 mg QD, and in April 2020, we reported top-line data from the ARROW trial in RET-mutant MTC patients treated with pralsetinib at 400 mg QD. In June 2020, we presented updated data from the ARROW trial of pralsetinib in RET fusion-positive NSCLC and other RET-altered solid tumors at the American Society of Clinical Oncology Annual Meeting, and we plan to present updated data from the ARROW trial of pralsetinib in RET-mutant MTC in the second half of 2020. We are also evaluating pralsetinib in an ongoing Phase 3 clinical trial in patients with first-line RET fusion-positive NSCLC, which we refer to as our AcceleRET Lung trial. Pursuant to our collaboration with Roche, we plan to co-develop pralsetinib globally in RET-altered solid tumors, including NSCLC, MTC and other thyroid cancers, as well as other solid tumors. See “Collaborations and Licenses—Roche—Pralsetinib Collaboration.”

In the first quarter of 2020, we completed the submission of a rolling NDA to the FDA for pralsetinib for the treatment of patients with RET fusion-positive NSCLC. In May 2020, the FDA accepted this NDA and set a Prescription Drug User Fee Act, or PDUFA, action date of November 23, 2020. In May 2020, we announced that the European Medicines Agency, or EMA, validated our marketing authorization application, or MAA, for pralsetinib for RET fusion-positive NSCLC. Validation of the MAA confirms that the application is sufficiently complete to begin the formal review process. We plan to submit additional marketing applications for pralsetinib for RET fusion-positive NSCLC through the FDA’s Project Orbis initiative, which provides a framework for concurrent submission and review of marketing applications for oncology products among international health authorities. In the second quarter of 2020, we also submitted an NDA to the FDA for pralsetinib for the treatment of patients with advanced or metastatic RET mutant MTC and RET fusion-positive thyroid cancers under the FDA’s Oncology Center of Excellence Real-Time Oncology Review pilot program, or RTOR program. The FDA’s RTOR program aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality by the FDA.

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

Avapritinib is approved by the FDA under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. The EMA is currently reviewing our MAA for avapritinib for the treatment of adult patients with PDGFRA D842V mutant GIST, regardless of prior therapy. In July 2020, the EMA Committee for Medicinal Products for Human Use, or CHMP, adopted a positive opinion, recommending conditional marketing authorization for avapritinib under this MAA. The CHMP opinion is under review by the European Commission, and we anticipate a final decision by the end of September 2020. In addition, in March 2020, the China National Medical Products Administration accepted an NDA submitted by CStone Pharmaceuticals, or CStone, for avapritinib for the treatment of adults with unresectable or metastatic PDGFRA exon 18 mutant GIST and fourth-line GIST. CStone also submitted an NDA to the Taiwan Food and Drug Administration, or the TFDA, for avapritinib for the indication of adult patients with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and received priority review designation from the TFDA. As previously announced, we do not plan to further develop avapritinib for additional GIST indications beyond PDGFRA exon 18 mutant GIST.

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

Discovery Platform

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. In the first quarter of 2020, we announced the nomination of BLU-945, our development candidate for the treatment of EGFR Exon 19/L858R+T790M+C797S, which we refer to as resistant EGFR-positive triple mutant NSCLC. We currently have four wholly-owned discovery programs (including one program with a development candidate), consisting of the following: BLU-945; a pre-development candidate program targeting EGFR Exon 19/L858R+C797S, which we refer to as resistant EGFR-positive double mutant NSCLC; and two pre-development candidate programs for undisclosed kinase targets. BLU-945 and the discovery program targeting EGFR Exon 19/L858R+C797S are designed to target acquired resistance mutations in NSCLC patients following treatment with osimertinib. In addition to BLU-945, we plan to nominate up to two additional development candidates by the end of 2020.

Development and Commercialization Rights

We currently have worldwide development and commercialization rights to avapritinib and fisogatinib, other than the rights licensed to CStone for these drug candidates in Mainland China, Hong Kong, Macau and Taiwan, or the CStone territory. We have granted Roche an exclusive license to develop and commercialize pralsetinib worldwide, excluding the CStone territory and the U.S., and a co-exclusive license in the U.S. to develop and commercialize pralsetinib. We have granted CStone an exclusive license to develop and commercialize pralsetinib in the CStone territory. We have granted an exclusive worldwide license to Clementia Pharmaceuticals, Inc., or Clementia, a wholly-owned subsidiary of Ipsen S.A., to develop and commercialize BLU-782. See “—Collaborations and Licenses” below.

We have worldwide development and commercialization rights to BLU-263.

We currently have worldwide development and commercialization rights to all of our discovery programs, other than the discovery-stage cancer immunotherapy programs under our collaboration with Roche.

Collaborations and Licenses

Roche—Immunotherapy Collaboration. In March 2016, we entered into a collaboration with Roche to discover, develop and commercialize up to four small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy (including the kinase target MAP4K1, which is believed to play a role in T cell regulation), as single products or possibly in combination with other therapeutics.

Roche—Pralsetinib Collaboration. In July 2020, we entered into a collaboration with Roche to develop and commercialize pralsetinib for the treatment of RET-altered cancers. Under the collaboration, we and Genentech will co-commercialize pralsetinib in the U.S., and Roche has exclusive commercialization rights for pralsetinib outside of the U.S., excluding the CStone territory. In addition, we and Roche plan to co-develop pralsetinib globally in RET-altered solid tumors, including NSCLC, MTC and other thyroid cancers, and expand development of pralsetinib in multiple treatment settings. We and Roche also plan to explore development of a next-generation RET inhibitor as part of the collaboration.

CStone. In June 2018, we entered into a collaboration with CStone to develop and commercialize avapritinib, pralsetinib and fisogatinib, including back-up forms and certain other forms, in the CStone territory either as a monotherapy or as part of a combination therapy.

Clementia. In October 2019, we entered into a license agreement with Clementia and granted Clementia an exclusive, worldwide, royalty-bearing license to develop and commercialize BLU-782, as well as specified other compounds related to the BLU-782 program. BLU-782 is an investigational, orally available, potent and highly selective inhibitor that targets mutant activin-like kinase 2, or ALK2, in development for the treatment of fibrodysplasia ossificans progressiva, or FOP. The FDA has granted a rare pediatric disease designation, orphan drug designation and fast track designation to BLU-782, each for the treatment of FOP.

In addition to the collaborations and licenses described above, we will continue to evaluate potential additional collaborations, partnerships and licenses that could maximize the value of our programs and allow us to leverage the expertise of strategic collaborators, partners and licensors, including in additional geographies where we may not have current operations or expertise. We are also focused on engaging in collaborations, partnerships and license agreements to capitalize on our discovery platform outside of our primary strategic focus area of cancer and rare diseases. In addition, we may explore opportunities to acquire or in-license additional businesses, technologies or drugs, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business.

Note on the COVID-19 Pandemic

Due to the evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business, operations and financial performance for the remainder of our fiscal year ending December 31, 2020 and beyond. We have established a work-from-home policy for all employees, other than those performing or supporting business-critical activities, such as certain members of our laboratory and facilities staff, and we will continue to evaluate and update this policy for each of our locations based on guidance from federal, state and local government authorities. For our ongoing and planned clinical trials, while we anticipate and have experienced some temporary delays or disruptions due to the COVID-19 pandemic, we are working with any impacted clinical trial sites to ensure study continuity, enable medical monitoring, facilitate study procedures and maintain clinical data and records, including the use of local laboratories for testing and tumor imaging, home delivery of study drug and remote data and records monitoring. In addition, we currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for avapritinib, pralsetinib, fisogatinib and BLU-263 through 2021. However, depending on the length and ultimate impact of the COVID-19 pandemic, our suppliers could be adversely impacted, which may result in delays or disruptions in our current or future supply chain. For our commercial activities for AYVAKIT and planned commercial activities for pralsetinib, we have shifted commercial and medical affairs field activities across our portfolio toward virtual formats where possible in order to allow us to continue to serve the needs of healthcare providers, patients and other stakeholders during this critical time. We will continue to assess the duration, scope and severity of the COVID-19 pandemic and the existing and potential impacts on our business, operations and financial performance, and we will continue to work closely with our third-party vendors, collaborators and other parties in order to seek to advance our pipeline of targeted therapies as quickly as possible, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part II, Item IA of this Quarterly Report on Form 10-Q for further discussion of risks related to the COVID-19 pandemic.

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations, a debt financing and limited product revenue. Through June 30, 2020, we have received an aggregate of $1.8 billion from such transactions, including $1.5 billion in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $63.0 million in upfront and milestone payments under our immunotherapy collaboration with Roche, $54.0 million in upfront and milestone payments under our collaboration with CStone, a $25.0 million upfront payment under our license agreement with Clementia and $10.0 million in gross proceeds from a debt financing. In addition, in July 2020, we received total cash payments of $769.0 million related to our collaboration for pralsetinib with Roche and a $20.0 million milestone payment related to our license agreement with Clementia.

Since inception, we have incurred significant operating losses. Our net losses were $234.4 million for the six months ended June 30, 2020 and $347.7 million, $236.6 million and $148.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of June 30, 2020, we had an accumulated deficit of $1,179.7 million. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses will continue to increase in connection with our ongoing activities, particularly as we:

●	continue to advance and initiate clinical development activities for avapritinib, pralsetinib, and other current or future drug candidates;
●	seek marketing approval for avapritinib for additional indications and in additional geographies and seek marketing approvals for pralsetinib and any other current or future drug candidates;
●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize AYVAKIT and any current or future drug candidates for which we may obtain marketing approval, including pralsetinib;
●	continue to manufacture increasing quantities of drug substance and drug product material for use in pre-clinical studies, clinical trials and commercialization;
●	continue to discover, validate and develop additional drug candidates or development candidates, including BLU-945;
●	conduct research and development activities under our collaborations with Roche and CStone;
●	conduct development and commercialization activities for companion diagnostic tests for AYVAKIT, pralsetinib and any other current or future drug candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license other approved drugs, drug candidates or technologies;
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel; and
●	incur additional costs associated with operating as a public company.

Revenue

In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and we have commenced the sale of AYVAKIT in the U.S.

Through June 30, 2020, our revenue consisted of sales of AYVAKIT and collaboration revenue under our immunotherapy collaboration with Roche and our collaboration with CStone, including amounts that were recognized related to upfront payments, milestone payments and amounts due to us for manufacture, research and development services, and license revenue under our license agreement with Clementia.

In the future, we expect to generate revenue from a combination of sales of AYVAKIT and any current or future drug candidates for which we receive marketing approval, royalties on drug sales and cost reimbursements, as well as upfront, milestone, profit sharing, royalty and other payments, if any, under any current or future collaborations and licenses, including revenues related to the supply of our drug candidates or approved drugs to our various collaboration partners. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of product sales, license fees, research and development services and related reimbursements, payments for manufacturing services, and option fees, milestone payments or other payments under our collaboration or license agreements, if any.

Cost of Sales

Our cost of sales includes the cost of producing and distributing inventories that are related to product revenue during the respective period, including salary related and stock-based compensation expense for employees involved with production and distribution, freight, and indirect overhead costs. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred. Cost of sales for newly launched products will not be significant until the initial pre-launch inventory is depleted, and additional inventory is manufactured. As a result, the gross margin of AYVAKIT sales for the three and six months ended June 30, 2020 was enhanced by use of active pharmaceutical ingredients and components that were previously expensed as research and development expense in prior years.

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

The following table summarizes our external research and development expenses by program for the three and six months ended June 30, 2020 and 2019. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Avapritinib external expenses	$17,882	$26,986	$38,935	$51,663
Pralsetinib external expenses	26,334	21,828	49,032	37,886
Fisogatinib external expenses	615	985	2,771	2,248
BLU-263 external expenses	3,499	—	6,064	—
Other development and pre-development candidate expenses and unallocated expenses*	18,051	18,687	30,999	34,707
Internal research and development expenses	24,698	18,615	47,424	34,847
Total research and development expenses	$91,079	$87,101	$175,225	$161,351

*	Other development and pre-development candidate expenses also includes reimbursable expenses under our collaboration agreements.

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials and preparing regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for active pharmaceutical ingredient, or API, drug product and drug substance for current and future clinical trials and commercial inventory. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our immunotherapy collaboration with Roche, development activities under our collaboration with CStone, development activities under our collaboration for pralsetinib with Roche and development activities for companion diagnostic tests for AYVAKIT, pralsetinib and any current or future drug candidates.

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

We expect that our selling, general and administrative expenses will continue to increase in the future to support additional research and development activities and commercialization activities, including expanding our sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval for additional indications or in additional geographies and expanding our operations. These increases will likely include increased costs related to the hiring of additional personnel, legal, auditing and filing fees and general compliance and consulting expenses, among other expenses. We have incurred and will continue to incur additional costs associated with operating as a public company and expanding the scope of our operations.

Interest Income, net

Interest income, net consists primarily of income earned on cash equivalents and investments. We expect our interest income, net will increase in future periods due to our increase in average investment balances following receipt of the upfront payments related to our collaboration for pralsetinib with Roche.

Other Income, net

Other income, net consists primarily of foreign currency transaction gains or losses.

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

Product Revenue

We generate product revenue from sales of AYVAKIT to specialty pharmacy providers in the U.S. These customers subsequently dispense the product directly to patients. In addition, we entered into arrangements with payors that provide for government mandated rebates, discounts and allowances with respect to the utilization of AYVAKIT.

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

Trade discounts and allowances: We provide the customers with discounts that are explicitly stated in the contracts and recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we also receive sales order management, inventory management and data services from the customers.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,
	2020	2019	Dollar Change	% Change

	(in thousands)
Revenues:
Product revenue, net	$5,680	$—	$5,680	100%
Collaboration revenue	2,663	5,110	(2,447)	(48)
Total revenues	8,343	5,110	3,233	63
Cost and operating expenses:
Cost of sales	127	—	127	100
Research and development	91,079	87,101	3,978	5
Selling, general and administrative	42,174	21,923	20,251	92
Total cost and operating expenses	133,380	109,024	24,356	22
Other income (expense):
Interest income, net	1,586	4,275	(2,689)	(63)
Other income, net	(23)	(42)	19	45
Total other income	1,563	4,233	(2,670)	(63)
Net loss	$(123,474)	$(99,681)	$23,793	24%

Product Revenue, Net

We started generating revenue from sales of AYVAKIT in the first quarter of 2020 following FDA approval of AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. For the three months ended June 30, 2020, we recorded net product revenue of $5.7 million.

Collaboration Revenue

Collaboration revenue decreased by $2.4 million from $5.1 million for the three months ended June 30, 2019 to $2.7 million for the three months ended June 30, 2020. For the three months ended June 30, 2020, we recorded collaboration revenue of $1.3 million under the CStone agreement associated with manufacturing services related to territory-specific activities. For the three months ended June 30, 2019, we recorded collaboration revenue of $4.1 million under the CStone agreement primarily related to development milestones achieved as of such period. We recorded collaboration revenue of $1.1 million and $1.0 million under the immunotherapy agreement with Roche for the three months ended June 30, 2020 and 2019, respectively, primarily related to amortization of the total $63.0 million of upfront and milestone payments received as of such periods. For the three months ended June 30, 2020, we recorded $0.3 million revenue under the Clementia agreement related to the transfer of inventory. No revenue was recognized under the Clementia agreement for the three months ended June 30, 2019.

Cost of Product Sales

Cost of product sales was $0.1 million for the three months ended June 30, 2020 and was related to manufacturing costs associated with AYVAKIT sales. Costs associated with the manufacture of AYVAKIT prior to FDA approval were expensed and, therefore, are not included in cost of sales during the current period.

Research and Development Expense

Research and development expense increased by $4.0 million from $87.1 million for the three months ended June 30, 2019 to $91.1 million for the three months ended June 30, 2020. The increase in research and development expense was primarily related to an increase of approximately $5.6 million in personnel expenses due to an increase in headcount, which was driven by growth in the clinical and manufacturing organizations, and an increase of $1.2 million in stock-based compensation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $20.3 million from $21.9 million for the three months ended June 30, 2019 to $42.2 million for the three months ended June 30, 2020. The increase in selling, general and administrative expense was primarily related to an increase of $14.6 million in personnel expenses, including an increase of $4.7 million in stock-based compensation expense, associated with building our commercial infrastructure for commercialization of AYVAKIT and for the potential commercialization of pralsetinib.

Interest Income, Net

Interest income, net, decreased by $2.7 million from $4.3 million for the three months ended June 30, 2019 to $1.6 million for the three months ended June 30, 2020. The decrease was primarily due to a lower rate of return on investments caused by the severe liquidity crisis in the capital markets resulting from the COVID-19 pandemic.

Other Income, Net

Other income, net, was unchanged for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,
	2020	2019	Dollar Change	% Change

	(in thousands)
Revenues:
Product revenue, net	$9,138	$—	$9,138	100%
Collaboration revenue	5,372	5,840	(468)	(8)
Total revenues	14,510	5,840	8,670	148
Cost and operating expenses:
Cost of sales	150	—	150	100
Research and development	175,225	161,351	13,874	9
Selling, general and administrative	77,829	38,476	39,353	102
Total cost and operating expenses	253,204	199,827	53,377	27
Other income (expense):
Interest income, net	4,490	6,985	(2,495)	(36)
Other income, net	(224)	(86)	(138)	(160)
Total other income	4,266	6,899	(2,633)	(38)
Net loss	$(234,428)	$(187,088)	$(47,340)	25%

Product Revenue, Net

We started generating revenue from sales of AYVAKIT in the first quarter of 2020 following FDA approval of AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. For the six months ended June 30, 2020, we recorded net product revenue of $9.1 million.

Collaboration Revenue

Collaboration revenue decreased by $0.5 million from $5.8 million for the six months ended June 30, 2019 to $5.4 million for the six months ended June 30, 2020. We recorded collaboration revenue of $3.4 million and $4.1 million under the CStone agreement associated with development milestones achieved and manufacturing services related to territory-specific activities for the six months ended June 30, 2020 and 2019, respectively. We recorded collaboration revenue of $1.7 million and $1.7 million under the Roche immunotherapy agreement for the six months ended June 30, 2020 and 2019, respectively, primarily related to amortization of the total $63.0 million of upfront and milestone payments received as of such periods. For the six months ended June 30, 2020, $0.3 million revenue under the Clementia agreement related to the transfer of inventory. No revenue was recognized under the Clementia agreement for the six months ended June 30, 2019.

Cost of Product Sales

Cost of product sales was $0.1 million for the six months ended June 30, 2020 and was related to manufacturing costs associated with AYVAKIT sales. Costs associated with the manufacture of AYVAKIT prior to FDA approval were expensed and, therefore, are not included in cost of sales during the current period.

Research and Development Expense

Research and development expense increased by $13.9 million from $161.4 million for the six months ended June 30, 2019 to $175.2 million for the six months ended June 30, 2020. The increase in research and development expense was primarily related to an increase of approximately $12.5 million in personnel expenses, primarily due to an increase in headcount, which was driven by growth in the clinical and manufacturing organizations and an increase of $3.2 million in stock-based compensation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $39.4 million from $38.5 million for the six months ended June 30, 2019 to $77.8 million for the six months ended June 30, 2020. The increase in selling, general and administrative expense was primarily related to an increase of approximately $29.0 million in personnel expenses, including an increase of $9.2 million in stock-based compensation expense, associated with building our commercial infrastructure for commercialization of AYVAKIT and for the potential commercialization of pralsetinib.

Interest Income, Net

Interest income, net, decreased by $2.5 million from $7.0 million for the six months ended June 30, 2019 to $4.5 million for the six months ended June 30, 2020. The decrease was primarily due to a lower rate of return on investments caused by the severe liquidity crisis in the capital markets resulting from the COVID-19 pandemic.

Other Income, Net

Other income, net, increased by $0.1 million from $0.1 million for the six months ended June 30, 2019 to $0.2 million for the six months ended June 30, 2020.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations, a license agreement, a debt financing and limited product revenue.

Through June 30, 2020, we have received an aggregate of $1.8 billion from such transactions, including $1.5 billion in aggregate gross proceeds from the sale of common stock in our May 2015 IPO and follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments from Alexion, $63.0 million in upfront and milestone payments from Roche under our immunotherapy collaboration, $54.0 million in upfront and milestone payments from CStone, a $25.0 million in upfront payment from Clementia and $10.0 million in gross proceeds from a debt financing. In addition, in July 2020, we received total cash payments of $769.0 million related to our collaboration for pralsetinib with Roche and a $20.0 million milestone payment related to our license agreement with Clementia.

As of June 30, 2020, we had cash, cash equivalents and investments of $650.3 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(210,492)	$(161,416)
Net cash provided by (used in) investing activities	71,421	(158,739)
Net cash provided by financing activities	313,325	334,309
Net increase in cash and cash equivalents	$174,254	$14,154

Net Cash Used in Operating Activities. For the six months ended June 30, 2020, compared to the same period in 2019, the $49.1 million increase in net cash used in operating was primarily due to the increased net loss during this period of $47.3 million, which was driven by increased headcount and headcount-related expenses and spending on pre-clinical, clinical, manufacturing and commercial activities.

Net Cash Provided by Investing Activities. For the six months ended June 30, 2020, compared to the same period in 2019, the $230.2 million increase in net cash provided by investing activities was primarily due to a decrease in net purchases of available-for-sale investments.

Net Cash Provided by Financing Activities. For the six months ended June 30, 2020, compared to the same period in 2019, the $21.0 million decrease in net cash provided by financing activities was primarily due to $19.0 million decrease in net proceeds received from our January 2020 follow-on public offering as compared with our April 2019 follow-on public offering.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates, including marketing approval for AYVAKIT for additional indications or in additional geographies. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We will also incur additional significant costs if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we may seek to obtain additional funding from time to time in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of June 30, 2020, we had cash, cash equivalents and investments of $650.3 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and investments, together with the upfront payments under our collaboration with Roche for pralsetinib and anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

Our future capital requirements will depend on many factors, including:

●	the success of our commercialization efforts and market acceptance for AYVAKIT or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT and any of our current or future drug candidates for which we receive marketing approval;
●	the costs of securing manufacturing, packaging and labeling arrangements for development activities and commercial production, including API, drug substance and drug product material for use in pre-clinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including avapritinib for additional indications or in additional geographies and for pralsetinib;
●	the success of our collaborations with Roche and CStone and our license agreement with Clementia, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration or license agreements, or any collaboration, partnership or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the success of our current or future collaborations for the development and commercialization of companion diagnostic tests;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations.

Identifying potential drug candidates, conducting pre-clinical development and testing and clinical trials and, for any drug candidates that receive marketing approval, establishing and maintaining commercial infrastructure is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals, including for avapritinib for additional indications or in additional geographies or for pralsetinib, and achieve substantial revenues for any of our drugs that receive marketing approval, including for AYVAKIT in the U.S. In addition, AYVAKIT and any current or future drug candidates that receive marketing approvals, including AYVAKIT for additional indications or in additional geographies, may not achieve commercial success. Accordingly, we may need to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

As of June 30, 2020, except for minimum purchase obligations associated with certain commercial manufacturing agreements of approximately $25.5 million, there have been no other material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020 and December 31, 2019, we had cash, cash equivalents and investments of $650.3 million and $548.0 million, respectively, consisting primarily of money market funds and investments in U.S. government agency and treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from the impact of the COVID-19 pandemic. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2020 and December 31, 2019, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2020 and 2019.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a precision therapy company with a limited operating history on which investors can base an investment decision. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in April 2011. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking pre-clinical studies, conducting clinical trials for our drug candidates and establishing a commercial infrastructure. In January 2020, the U.S. Food and Drug Administration, or FDA, granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumors, or GIST, harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. With the exception of AYVAKIT in the U.S., all of our drug candidates are still in preclinical and clinical development. We are in the early stages of transitioning from a company with a research focus to a company capable of supporting commercial activities and we have not yet demonstrated our ability to conduct large-scale sales and marketing activities necessary for successful commercialization. We may not be successful in such a transition.

Since inception, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, producing the active pharmaceutical ingredient, or API, drug substance and drug product material for use in pre-clinical studies and clinical trials, conducting pre-clinical studies and commencing clinical development, pre-commercial activities for AYVAKIT and pralsetinib and the commercial launch of AYVAKIT. To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, collaborations, a license agreement, a debt financing and limited product revenue. Through June 30, 2020, we have received an aggregate of $1.8 billion from such transactions, including $1.5 billion in aggregate gross proceeds from the sale of common stock in our May 2015 initial public offering, or IPO, and follow-on public offerings, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $18.8 million in upfront and milestone payments under our former collaboration with Alexion Pharma Holding, or Alexion, $63.0 million in upfront and milestone payments under our immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., $54.0 million in upfront and milestone payments under our collaboration with CStone Pharmaceuticals, or CStone, a $25.0 million upfront payment under our license agreement with Clementia Pharmaceuticals, Inc., or Clementia, and $10.0 million in gross proceeds from a debt financing. In addition, in July 2020, we received total cash payments of $769.0 million related to our collaboration for pralsetinib with F. Hoffmann-La Roche Ltd and Genentech, Inc and a $20.0 million milestone payment related to our license agreement with Clementia.

Since inception, we have incurred significant operating losses. Our net losses were $234.4 million for the six months ended June 30, 2020 and $347.7 million, $236.6 million, and $148.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of June 30, 2020, we had an accumulated deficit of $1,179.7 million.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses will continue to increase in connection with our ongoing activities. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, we will incur significant sales, marketing and outsourced-manufacturing expenses in connection with the commercialization of any of our approved drugs. In addition, we have incurred and will continue to incur substantial costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

To date, we have not generated substantial revenue from sales of AYVAKIT. We also have not obtained marketing approval for AYVAKIT outside of the U.S. or for any other indications, and we have not obtained marketing approval for any of our other drug candidates, which are in preclinical or clinical development stages. We do not expect to generate significant revenue from our drug candidates unless and until we obtain marketing approval of, and begin to sell, such drug candidates. Our ability to generate substantial revenue depends on a number of factors, including, but not limited to, our ability to:

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

We expect to incur significant sales and marketing costs as we commercialize AYVAKIT for PDGFRA exon 18 mutant GIST in the U.S. and, if approved, commercialize avapritinib for PDGFRA mutant GIST outside the U.S., jointly commercialize pralsetinib in the U.S. and commercialize avapritinib for systemic mastocytosis globally. Even if we initiate and successfully complete pivotal clinical trials of our drug candidates, and our drug candidates are approved for commercial sale, and despite expending these costs, our drug candidates may not be commercially successful. We may not achieve profitability soon after generating drug sales, if ever. If we are unable to generate drug revenue, we will not become profitable and may be unable to continue operations without continued funding.

Our business, results of operations and future growth prospects could be materially and adversely affected by the COVID-19 pandemic.

Due to the evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business operations for the remainder of our fiscal year ending December 31, 2020 or beyond. The extent to which COVID-19 may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat COVID-19.

For example, public health actions being undertaken globally in response to the COVID-19 pandemic, including quarantines, stay-at-home, executive and similar government orders and the prioritization of healthcare resources, could adversely impact our business, results of operations and future growth prospects. For ongoing and planned clinical trials, we anticipate and have experienced some temporary delays or disruptions due to the COVID-19 pandemic, including limited or reduced patient access to trial investigators, hospitals and trial sites, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites, which could adversely impact our development plans, including the initiation of planned clinical trials, the rate of enrollment and our ability to conduct ongoing clinical trials. There may also be local orders affecting one or more trial sites, which may trigger mandated changes to our clinical trial protocols or temporary suspensions in the affected trial sites. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations have occurred and could continue to occur or be expanded in scope or duration, which could adversely impact ongoing and planned clinical trials, our employees and business operations, personnel at our third-party suppliers and other vendors in the U.S. and other countries, the availability, cost or supply of materials, which may cause delays or disruptions to development plans for our drug candidates or clinical or commercial supply chains for our current or future approved drugs and drug candidates, and sales and marketing activities related to AYVAKIT and any drug candidates for which we may receive marketing approval in the U.S. or other geographies in the future.

To the extent the COVID-19 pandemic adversely affects our business, results of operations and future growth prospects, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We may seek to raise additional funding from time to time. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate some of our drug development programs or commercialization efforts.

The development of pharmaceuticals is capital-intensive. We are currently advancing multiple drug candidates and development programs through clinical and preclinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates, including marketing approval for avapritinib for additional indications or in additional geographies and for pralsetinib. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We may also need to raise additional funds if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we may seek additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of June 30, 2020, we had cash, cash equivalents and investments of $650.3 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and investments, together with the upfront payments under our collaboration with Roche for pralsetinib and anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

●	the success of our commercialization efforts and market acceptance for AYVAKIT or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT and any of our current or future drug candidates for which we receive marketing approval;
●	the costs of securing manufacturing, packaging and labeling arrangements for development activities and commercial production, including API, drug substance and drug product material for use in pre-clinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;

●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including avapritinib for additional indications or in additional geographies and for pralsetinib;
●	the success of our collaborations with Roche and CStone and our license agreement with Clementia, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration or license agreements, or any collaboration, partnership or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the success of our current or future collaborations for the development and commercialization of companion diagnostic tests;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations.

Identifying potential drug candidates and conducting pre-clinical development and testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals, including for avapritinib for additional indications or in additional geographies or for pralsetinib, and achieve sales for any of our drug candidates that receive marketing approval. In addition, our approved drugs and drug candidates, if approved, may not achieve commercial success. Accordingly, we may need to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Risks Related to Drug Development and Regulatory Approval

If we are unable to advance our drug candidates to clinical development, obtain regulatory approval for our drug candidates, including for avapritinib for additional indications or in additional geographies or for pralsetinib, and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We have four drug candidates currently in clinical development: avapritinib, pralsetinib, fisogatinib and BLU-263. All of our other drug candidates and development candidates are currently in pre-clinical or earlier stages of development. We have invested significant efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our drugs and drug candidates. Our ability to generate substantial drug revenues, if ever, will depend heavily on the successful development and commercialization of our drugs and drug candidates. Each of our drug candidates, including avapritinib for additional indications or in additional geographies, will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate substantial revenues from drug sales. Further clinical development, manufacturing and regulatory activities, and substantial investment will be required before we may obtain marketing approval for avapritinib for additional indications or in additional geographies, if at all. In addition, for some of our drug candidates, in order to select patients most likely to respond to treatment and rapidly confirm mechanistic and clinical proof-of-concept, or to identify appropriate patients for any drug candidates for which we obtain approval, we may be required or we may seek to develop companion diagnostic tests, which are assays or tests to identify an appropriate patient population. For example, we have entered into agreements with third parties to develop and commercialize companion diagnostics for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions and medullary thyroid carcinoma, or MTC patients with RET mutations. Companion diagnostic tests are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our approved drugs and drug candidates will depend on several factors, including the following:

●	successful enrollment in, and initiation and completion of, clinical trials, including our ongoing and planned clinical trials for avapritinib, pralsetinib, fisogatinib and BLU-263 and other current or future drug candidates;
●	successful initiation and completion of pre-clinical studies for our other drug candidates;

●	approval of INDs to commence future clinical trials for our other drug candidates;
●	successful development of any companion diagnostic tests for use with our current or future drug candidates;
●	receipt of regulatory approvals from applicable regulatory authorities;
●	establishing commercial manufacturing capabilities or making arrangements with third-parties for clinical supply and commercial manufacturing, packaging and labeling and the receipt by such third-party manufacturers of requisite approvals to supply commercial inventories of our approved drugs and drug candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our drugs and drug candidates;
●	successful commercialization of our approved drugs and drug candidates, if and when approved, whether alone or in collaboration with others;
●	acceptance of our approved drugs and drug candidates, if and when approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement;
●	enforcing and defending intellectual property rights and claims; and
●	maintaining a continued acceptable safety profile of our approved drugs and drug candidates following approval.

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

We focus our research and development on treatments for cancer and rare diseases, including genomically defined cancer and diseases driven by abnormal kinase activation. Because the target patient populations for AYVAKIT and our drug candidates are relatively small, it may be difficult to successfully identify patients. We have entered into agreements with third parties to develop a companion diagnostic test for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions and MTC patients with RET mutations, and we may engage third parties to develop companion diagnostic tests for use in some of our other current or future clinical trials. However, we may experience delays in reaching, or fail to reach, agreement on acceptable terms to develop companion diagnostic tests with third parties, and any third parties whom we engage to develop companion diagnostic tests may experience delays or may not be successful in developing such companion diagnostic tests, furthering the difficulty in identifying patients for our clinical trials. In addition, current commercially available diagnostic tests to identify appropriate patients for our clinical trials or any approved drug candidates may become unavailable in the future.

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

The process of obtaining regulatory approvals, if approval is obtained at all, both in the U.S. and abroad is expensive, may take many years if additional clinical trials are required and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA for a drug candidate, pre-market approval, or PMA, application for a companion diagnostic test or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical, clinical or other studies. We currently have marketing applications pending for pralsetinib in the U.S. and Europe.

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

Review of our NDA for pralsetinib for the treatment of patients with advanced or metastatic RET mutant MTC and RET fusion-positive thyroid cancers under the FDA’s RTOR program and planned additional marketing applications for pralsetinib for RET fusion-positive NSCLC through the FDA’s Project Orbis initiative, may not lead to a faster regulatory review or approval for pralsetinib, and they do not increase the likelihood that pralsetinib will obtain marketing approval.

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

In the first quarter of 2020, we completed the submission of a rolling NDA to the FDA for pralsetinib for the treatment of patients with RET fusion-positive NSCLC. In May 2020, the FDA accepted this NDA and set a Prescription Drug User Fee Act, or PDUFA, action date of November 23, 2020. In May 2020, we announced that the European Medicines Agency, or EMA, validated our marketing authorization application, or MAA, for pralsetinib for RET fusion-positive NSCLC. Validation of the MAA confirms that the application is sufficiently complete to begin the formal review process. We plan to submit additional marketing applications for pralsetinib for RET fusion-positive NSCLC through the FDA’s Project Orbis initiative, which provides a framework for concurrent submission and review of marketing applications for oncology products among international health authorities. In the second quarter of 2020, we also submitted an NDA to the FDA for pralsetinib for the treatment of patients with advanced or metastatic RET mutant MTC and RET fusion-positive thyroid cancers under the FDA’s Oncology Center of Excellence Real-Time Oncology Review pilot program, or RTOR program. The FDA’s RTOR program aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality by the FDA.

Acceptance into the RTOR program and Project Orbis initiative does not guarantee or influence approvability of any current or future marketing applications for pralsetinib in patients with RET fusion-positive NSCLC or patients with advanced or metastatic RET mutant MTC and RET fusion-positive thyroid cancers, which are subject to the standard benefit-risk evaluation by the FDA and any other applicable health authority. In addition, we may not derive any benefit, such as a more efficient review process compared to marketing applications submitted and reviewed under conventional procedures by the FDA or other health authorities, from inclusion in these programs. These programs are not formal regulatory pathways and may be changed, suspended, or halted at any time, including as a result of the FDA deciding not to continue these programs or determining that a current or future marketing application no longer meets the criteria for inclusion in one or both of these programs. The FDA’s RTOR program and Project Orbis initiative do not change the scientific and medical standard for approval or the quality of evidence necessary to support approval. As a result, even if current or future marketing applications are subject to one or more of these programs, they may still be denied based on study data, study design, or other factors.

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

The total addressable market opportunity for avapritinib for the treatment of patients with GIST and SM, pralsetinib for the treatment of patients with RET-altered NSCLC and thyroid cancers, including MTC, and fisogatinib for the treatment of patients with advanced HCC will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our current and future drugs for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the Major Markets and elsewhere, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, patients treated with our drugs and drug candidates may develop mutations that confer resistance to treatment or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If avapritinib receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin, a multi-kinase inhibitor with KIT D816V inhibitory activity. In addition, if avapritinib is approved for advanced SM or if avapritinib or BLU-263 are approved for indolent SM, they may face competition from other drug candidates in development for these indications, including drug candidates being developed by AB Science S.A., Allakos Inc. and Unum Therapeutics Inc.

AYVAKIT may face competition from drug candidates in development for GIST, including those being developed by AB Science S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Deciphera Pharmaceuticals, LLC, Exelixis, Inc., Ningbo Tai Kang Medical Technology Co. Ltd., Unum Therapeutics Inc. and Xencor, Inc.

If pralsetinib receives marketing approval for patients with RET-driven cancers, it will face competition from Eli Lilly and Company’s selpercatinib, which was approved by the FDA in May 2020 for the treatment of RET-driven NSCLC, MTC and thyroid cancer. In addition, it may face competition from other drug candidates in development, including those being developed by AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. Roche, Stemline Therapeutics, Inc., and Turning Point Therapeutics, Inc., as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, sorafenib, sunitinib and vandetinib.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drugs and drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostic tests. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostic tests. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into agreements to develop and commercialize companion diagnostic tests with third parties for AYVAKIT in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions and MTC patients with RET mutations. We have not yet initiated commercialization of these companion diagnostic tests or development and commercialization of companion diagnostic tests for any of our other programs. We have little experience in the development and commercialization of companion diagnostic tests and may not be successful in developing and commercializing appropriate companion diagnostic tests to pair with any of our approved drugs or drug candidates that receive marketing approval. In addition, current commercially available diagnostic tests may become unavailable in the future. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the U.S. as medical devices and require separate regulatory clearance or approval prior to commercialization. Given our limited experience in developing and commercializing companion diagnostic tests, we are relying on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize the companion diagnostic tests for avapritinib, pralsetinib and fisogatinib, and we expect to rely in whole or in part on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize any other companion diagnostic tests for our drugs and drug candidates. We and our collaborators may encounter difficulties in developing and obtaining clearance or approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic test that we may seek to develop:

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

Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share. However, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the Affordable Care Act risk adjustment program payment parameters have been updated annually. In addition, CMS published regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the health benefits required under the Affordable Care Act for plans sold through these marketplaces. Congress and the Trump administration will likely continue to consider subsequent legislation and further action to repeal, replace or modify the Affordable Care Act. It is unclear what impact any changes to the Affordable Care Act will have on the availability of healthcare and containing or lowering the cost of healthcare. We plan to continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement may have on our business.

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the U.S. government’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. While some proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Additionally, on December 18, 2019, President Trump, HHS and FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. FDA also issued a Draft Guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability.

On March 10, 2020, the U.S. government sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration previously released a “blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

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

In addition, our collaborations or licenses with Roche, CStone and Clementia, as well as any future collaborations or licenses that we enter into, may not be successful. The success of these arrangements will depend heavily on the efforts and activities of our collaborators and licensing partners. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Licensors generally have sole discretion in determining the efforts and resources that they will apply to the licensed products. Collaborations and licenses with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. For example, in the fourth quarter of 2017, Alexion terminated our collaboration related to fibrodysplasia ossificans progressiva for convenience following a strategic review by Alexion of its research and development portfolio. Any termination or expiration of our collaboration or license agreements with Roche, CStone or Clementia, or of any future collaboration or license agreement, could adversely affect us financially or harm our business reputation.

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our drug for additional indications or our drug candidates. As a result, we believe that our financial results and the commercial prospects for our drugs or our drug candidates in the subject indication would be harmed, our costs could increase and our ability to generate substantial revenue could be delayed.

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

In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Any of our approved drugs and drug candidates that we may develop may compete with other approved drugs and drug candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act in response to the U.S. COVID-19 pandemic. Throughout the COVID-19 outbreak, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan in place that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for all of our bulk drug substances. If our current contract manufacturers cannot perform as agreed, we may experience shortages that require reporting to the FDA or foreign regulatory authorities and may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our approved drugs and drug candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

For all of our drug candidates, we intend to identify and qualify additional manufacturers to provide such API, drug substance and drug product prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers. In addition, we currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for avapritinib, pralsetinib, fisogatinib and BLU-263 through 2021. However, the COVID-19 pandemic could adversely impact our suppliers and result in delays or disruptions in our current or future supply chain.

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

As of July 15, 2020, we owned nine issued U.S. patents, 13 issued foreign patents, including one European patent validated in 38 countries, three pending U.S. non-provisional patent applications, five pending U.S. provisional patent applications, one pending PCT international applications and 22 pending foreign patent applications directed to our KIT and PDGFRA program, including avapritinib and BLU-263. The patents that have issued or will issue covering our KIT and PDGFRA program will have a statutory expiration date between 2034 and 2040. Patent term adjustments or patent term extensions could result in later expiration dates for avapritinib or BLU-263.

As of July 15, 2020, we owned six issued U.S. patents, three pending U.S. non-provisional patent applications, three U.S. provisional patent applications, two pending PCT international applications, two issued foreign patents and 29 pending foreign patent applications directed to our RET program, including pralsetinib. The patents that have issued or will issue covering our RET program will have a statutory expiration date between 2036 and 2041. Patent term adjustments or patent term extensions could result in later expiration dates.

As of July 15, 2020, we owned eight issued U.S. patents, three pending U.S. non-provisional patent applications, two pending PCT international application, 25 issued foreign patents and 29 pending foreign patent applications directed to our FGFR4 program, including fisogatinib. The patents that have issued or will issue covering our FGFR4 program will have a statutory expiration date between 2033 and 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of July 15, 2020, we owned seven issued U.S. patents, six pending U.S. non-provisional patent applications, five pending European Union patent applications and six issued European patents directed to this technology. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

Even if they are unchallenged, our issued patents and our pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or drugs in a non-infringing manner. For example, a third party may develop a competitive drug that provides benefits similar to one or more of our drugs and drug candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our drugs and drug candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our drugs or drug candidates, if approved, could be negatively affected, which would harm our business.

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

As of July 15, 2020, we had 419 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. On May 25, 2018, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR, took effect. The GDPR applies to any company established in the European Union as well as any company outside the European Union that collects or otherwise processes personal data in connection with the offering goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. The GDPR imposes additional obligations and risk upon our business and substantially increase the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. If enacted, we will be subject to the EU ePrivacy Regulation, which is a proposed regulation of privacy and electronic communications. In addition, we will be subject to the California Consumer Privacy Act, which took effect on January 1, 2020 and imposes sweeping privacy and security obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unredacted or unencrypted personal information. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations (which have not been finalized to date) and commenced enforcement actions against violators starting July 1, 2020. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could lead to government enforcement actions and significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

We may acquire or in-license businesses, technologies or drugs, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

We may acquire or in-license additional businesses, technologies or drugs, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

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

For example, on December 22, 2017, TCJA was enacted. The TCJA significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards and allows for the expensing of capital expenditures. Our net deferred tax assets and liabilities were revalued as of December 31, 2017 at the newly enacted U.S. corporate rate, and the impact was recognized in our tax expense in the year of enactment but was offset by a corresponding reduction to the valuation allowance. Additionally, on March 27, 2020, President Trump signed into law the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including delaying the effective date of the net operating loss restrictions imposed by the TJCA, temporarily relaxing (but not eliminating) the TJCA’s interest deductibility limitations, and making temporary beneficial changes to the payroll tax regime. We continue to examine the impact this tax reform legislation may have on our business. The impact of these and other future changes in tax laws is uncertain and could have an adverse effect on our business, cash flow, financial condition or results of operations.

Risks Related to Our Common Stock

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $109.00 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through July 29, 2020. As a result of this volatility, our stockholders could incur substantial losses.

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

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. In July 2020, we entered into a sales agreement with Cowen through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $250.0 million, subject to the terms and conditions of the sales agreement. If we sell our common stock under the sales agreement, seek authorization to sell additional shares of common stock under the sales agreement, enter into new “at-the-market” stock offering programs, or through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2019, we had federal net operating loss carryforwards of approximately $802.1 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. In addition, pursuant to the TCJA (as modified by the CARES Act), we may not use net operating loss carry-forwards generated in taxable years beginning after December 31, 2017 to reduce our taxable income in any year beginning after December 31, 2020 by more than 80%, and we may not carry back any net operating losses generated in taxable years beginning after December 31, 2020 to prior years. These new rules apply regardless of the occurrence of an ownership change.

Item 5. Other Information

At-the-Market Offering Agreement

On July 30, 2020, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $250.0 million through Cowen as sales agent. Cowen may sell the shares under such sales agreement by any method that is deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or any other trading market for our common stock. Cowen will use commercially reasonable efforts to sell the shares from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the sales agreement, and we have also provided Cowen with customary indemnification rights. We are not obligated to make any sales of our common stock under the sales agreement. The offering of shares of our common stock pursuant to the sales agreement will terminate upon the earlier of (i) the sale of all common stock subject to the sales agreement or (ii) the termination of the sales agreement in accordance with its terms.

The foregoing description of the sales agreement is qualified in its entirety by reference to the complete text of such agreement, a copy of which is attached hereto as Exhibit 1.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference. The legal opinion of Goodwin Procter LLP relating to the shares of our common stock being offered pursuant to the sales agreement is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
1.1*	Sales Agreement, dated as of July 30, 2020, by and between Blueprint Medicines Corporation and Cowen and Company, LLC
5.1*	Opinion of Goodwin Procter LLP
10.1*†	Collaboration Agreement, dated as of July 13, 2020, by and among F. Hoffmann-La Roche Ltd, Genentech, Inc. and Blueprint Medicines Corporation
23.1*	Consent of Goodwin Procter LLP (contained in its opinion filed as Exhibit 5.1 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
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

Blueprint Medicines Corporation

Date: July 30, 2020	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 30, 2020	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)