Form 10-Q
period 2020-09-30
Blueprint Medicines Corp
filed 2020-10-29
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on October 26, 2020: 55,730,804

Unless otherwise stated, all references to “us,” “our,” “Blueprint,” “Blueprint Medicines,” “we,” the “Company” and similar designations in this Quarterly Report on Form 10-Q refer to Blueprint Medicines Corporation and its consolidated subsidiaries. Blueprint Medicines, AYVAKIT™, AYVAKYT®, GAVRETO™ and associated logos are trademarks of Blueprint Medicines Corporation. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT™ (avapritinib) (marketed in Europe under the brand name AYVAKYT®), GAVRETO™ (pralsetinib) and any current and future drug candidates for which we receive marketing approval;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for avapritinib, pralsetinib, fisogatinib, BLU-263, BLU-945 and our research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;
●	the potential benefits of our collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc. to develop and commercialize pralsetinib globally (excluding Greater China), our cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., and our collaboration with CStone Pharmaceuticals to develop and commercialize avapritinib, pralsetinib and fisogatinib in Greater China, as well as our ability to maintain these collaborations and establish additional strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc. to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;

●	the development of companion diagnostic tests for our current or future drugs or drug candidates;
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry;
●	the actual or potential benefits of designations granted by the U.S. Food and Drug Administration, or FDA, such as orphan drug, fast track and breakthrough therapy designation or priority review, and the review of current or future new drug applications under the FDA’s Oncology Center of Excellence Real-Time Oncology Review pilot program or the FDA’s Project Orbis initiative; and
●	the impact and scope of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones, including our ongoing and planned research and discovery activities, ability to conduct ongoing and planned clinical trials, clinical supply of current or future drug candidates, and the launch, marketing, sale and commercial supply of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval.

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

For purposes of this Quarterly Report on Form 10-Q, including the footnotes to our condensed consolidated financial statements, (i) with respect to our collaboration for pralsetinib, Roche means F. Hoffmann-La Roche Ltd and Genentech, Inc., and (ii) with respect to our cancer immunotherapy collaboration, Roche means F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$565,221	$113,938
Investments, available-for-sale	192,209	369,616
Accounts receivable, net	44,369	663
Unbilled accounts receivable	16,887	22,749
Inventory	5,565	—
Prepaid expenses and other current assets	17,404	9,820
Total current assets	841,655	516,786
Investments, available-for-sale	598,470	64,406
Property and equipment, net	35,199	38,361
Operating lease right-of-use assets, net	69,020	72,753
Restricted cash	5,168	5,166
Other assets	8,666	10,222
Total assets	$1,558,178	$707,694
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,929	4,793
Accrued expenses	89,116	88,706
Current portion of operating lease liabilities	7,672	6,823
Current portion of deferred revenue	10,391	6,160
Total current liabilities	110,108	106,482
Operating lease liabilities, net of current portion	83,735	89,126
Deferred revenue, net of current portion	35,017	39,913
Other long-term liabilities	9,318	7,814
Total liabilities	238,178	243,335
Commitments (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 55,514,395 and 49,272,223 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	56	49
Additional paid-in capital	1,867,572	1,412,083
Accumulated other comprehensive loss	(1,940)	(2,535)
Accumulated deficit	(545,688)	(945,238)
Total stockholders’ equity	1,320,000	464,359
Total liabilities and stockholders’ equity	$1,558,178	$707,694

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Product revenue, net	$6,308	$—	$15,446	$—
Collaboration revenue	738,810	9,139	744,183	14,979
Total revenues	745,118	9,139	759,629	14,979
Cost and operating expenses:
Cost of sales	146	—	297	—
Research and development	74,230	81,453	249,456	242,804
Selling, general and administrative	37,375	25,647	115,203	64,123
Total cost and operating expenses	111,751	107,100	364,956	306,927
Other income (expense):
Interest income, net	1,173	3,758	5,663	10,742
Other income (expense), net	(192)	(72)	(416)	(157)
Total other income	981	3,686	5,247	10,585
Income (loss) before income taxes	634,348	(94,275)	399,920	(281,363)
Income tax expense	370	—	370	—
Net income (loss)	$633,978	$(94,275)	$399,550	$(281,363)
Other comprehensive income (loss):
Unrealized gain (losses) on available-for-sale investments	(777)	(287)	658	828
Currency translation adjustments	(43)	(3)	(64)	(10)
Comprehensive income (loss)	$633,158	$(94,565)	$400,144	$(280,545)
Net income (loss) per share - basic	$11.49	$(1.93)	$7.40	$(5.94)
Net income (loss) per share - diluted	11.16	(1.93)	7.20	(5.94)
Weighted-average number of common shares used in net income (loss) per share - basic	55,169	48,921	54,018	47,361
Weighted-average number of common shares used in net income (loss) per share - diluted	56,786	48,921	55,492	47,361

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2019	49,272,223	$49	$1,412,083	$(2,535)	$(945,238)	$464,359
Issuance of common stock under stock plan	186,166	1	1,612	—	—	1,613
Stock-based compensation expense	—	—	17,026	—	—	17,026
Follow on offering, net of issuance costs	4,710,144	4	308,419	—	—	308,423
Unrealized gain (loss) on available-for-sale securities	—	—	—	2,492	—	2,492
Cumulative translation adjustment	—	—	—	(26)	—	(26)
Net income (loss)	—	—	—	—	(110,954)	(110,954)
Balance at March 31, 2020	54,168,533	$54	$1,739,140	$(69)	$(1,056,192)	$682,933

Issuance of common stock under stock plan	98,950	$—	$2,335	$—	$—	$2,335
Purchase of common stock under ESPP	17,018	—	942	—	—	942
Stock-based compensation expense	—	—	19,675	—	—	19,675
Unrealized gain (loss) on available-for-sale securities	—	—	—	(1,057)	—	(1,057)
Cumulative translation adjustment	—	—	—	6	—	6
Net income (loss)	—	—	—	—	(123,474)	(123,474)
Other	—	—	7	—	—	7
Balance at June 30, 2020	54,284,501	$54	$1,762,099	$(1,120)	$(1,179,666)	$581,367

Issuance of common stock under stock plan	194,375	$1	$6,279	$—	$—	$6,280
Stock-based compensation expense	—	—	19,889	—	—	19,889
Issuance of common stock related to collaboration agreement	1,035,519	1	79,305	—	—	79,306
Unrealized gain (loss) on available-for-sale securities	—	—	—	(777)	—	(777)
Cumulative translation adjustment	—	—	—	(43)	—	(43)
Net income (loss)	—	—	—	—	633,978	633,978
Balance at September 30, 2020	55,514,395	$56	$1,867,572	$(1,940)	$(545,688)	$1,320,000

Balance at December 31, 2018	44,037,026	$44	$1,016,690	$(180)	$(597,545)	$419,009
Issuance of common stock under stock plan	134,439	—	2,061	—	—	2,061
Stock-based compensation expense	—	—	10,295	—	—	10,295
Unrealized gain (loss) on available-for-sale securities	—	—	—	270	—	270
Cumulative translation adjustment	—	—	—	(15)	—	(15)
Net income (loss)	—	—	—	—	(87,407)	(87,407)
Balance at March 31, 2019	44,171,465	$44	$1,029,046	$75	$(684,952)	$344,213

Issuance of common stock under stock plan	215,299	—	5,813	—	—	5,813
Purchase of common stock under ESPP	10,718	—	522	—	—	522
Follow on offering, net of issuance costs	4,662,162	5	327,437	—	—	327,442
Stock-based compensation expense	—	—	13,666	—	—	13,666
Unrealized gain (loss) on available-for-sale securities	—	—	—	845	—	845
Cumulative translation adjustment	—	—	—	7	—	7
Net income (loss)	—	—	—	—	(99,681)	(99,681)
Balance at June 30, 2019	49,059,644	$49	$1,376,484	$927	$(784,633)	$592,827

Issuance of common stock under stock plan	115,798	—	3,089	—	—	3,089
Stock-based compensation expense	—	—	14,993	—	—	14,993
Follow on offering, net of issuance costs	—	—	—	—	—	—
Unrealized gain (loss) on available-for-sale securities	—	—	—	(287)	—	(287)
Cumulative translation adjustment	—	—	—	(3)	—	(3)
Net income (loss)	—	—	—	—	(94,275)	(94,275)
Balance at September 30, 2019	49,175,442	$49	$1,394,566	$637	$(878,908)	$516,344

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$399,550	$(281,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,887	3,685
Noncash lease expense	4,289	3,649
Stock-based compensation	56,022	38,954
Accretion of premiums and discounts on investments	245	(4,366)
Other	328	—
Changes in assets and liabilities:
Accounts receivable	(43,705)	(2,350)
Unbilled accounts receivable	5,862	(2,417)
Inventory	(4,491)	—
Prepaid expenses and other current assets	(7,266)	(7,175)
Other assets	1,796	(58)
Accounts payable	(1,978)	(1,095)
Accrued expenses	1,573	26,408
Deferred revenue	(666)	(4,836)
Operating lease liabilities	(4,612)	(2,156)
Net cash provided by (used in) operating activities	411,834	(233,120)
Cash flows from investing activities
Purchases of property and equipment	(2,472)	(10,122)
Purchases of investments	(796,980)	(597,514)
Maturities of investments	440,735	523,434
Net cash used in investing activities	(358,717)	(84,202)
Cash flows from financing activities
Proceeds from public offerings of common stock, net of issuance cost	308,750	327,466
Net proceeds from stock option exercises and employee stock purchase plan	9,921	11,454
Issuance of common stock related to collaboration agreement	79,305	—
Other financing activities	(310)	(116)
Net cash provided by financing activities	397,666	338,804
Net increase in cash, cash equivalents, and restricted cash	450,783	21,482
Cash, cash equivalents and restricted cash at beginning of period	119,604	73,429
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(10)
Cash, cash equivalents and restricted cash at end of period	$570,389	$94,901
Supplemental cash flow information
Public offering costs incurred but unpaid at period end	$6	$25
Property and equipment purchases unpaid at period end	$209	$3,225
Cash paid for taxes, net	$68	$130

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands).

	September 30,	September 30,
	2020	2019
Cash and cash equivalents	$565,221	$89,237
Restricted cash included in prepaid expenses and other current assets	—	500
Restricted cash	5,168	5,164
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$570,389	$94,901

Blueprint Medicines Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Blueprint Medicines Corporation (the Company), a Delaware corporation incorporated on October 14, 2008, is a precision therapy company focused on genomically defined cancers, rare diseases and cancer immunotherapy. The Company’s approach is to leverage its novel target discovery engine to systematically and reproducibly identify kinases that are drivers of diseases and to craft highly selective and potent drug candidates that may provide significant and durable clinical responses for patients without adequate treatment options. The Company has two approved precision therapies and is currently advancing multiple investigational medicines in clinical and pre-clinical development, along with a number of earlier stage research programs. The Company is devoting substantially all of its efforts to research and development for current and future drug candidates and commercialization of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates that obtain marketing approval.

As of September 30, 2020, the Company had cash, cash equivalents and investments of $1,355.9 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and investments will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and 2019, stockholder’s equity for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or for any future period.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2019 Annual Report on Form 10-K, except as noted below with respect to the Company’s accounting policies for product revenue, accounts receivable, and inventory.

Product Revenue

The Company generated product revenue from sales of AYVAKIT and GAVRETO to a limited number of specialty distributors and specialty pharmacy providers in the U.S. These customers subsequently resell the products or dispense the products directly to patients. In addition, the Company entered into arrangements with payors that provide for government mandated rebates, discounts and allowances with respect to the utilization of its products.

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

Accounts Receivable, net

Accounts receivable arise from product sales and amounts due from the Company’s collaboration partners. The amount from product sales represents amounts due from specialty pharmacy providers in the U.S. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. For the three and nine months ended September 30, 2020, the Company did not record any expected credit losses related to outstanding accounts receivable.

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

Reclassification

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation.

3. Cash Equivalents and Investments

Cash equivalents and investments, available-for-sale, consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
September 30, 2020	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$565,221	$—	$—	$565,221
U.S. treasury obligations	—	—	—	—
Investments, available-for-sale:
U.S. government agency securities	643,513	598	(173)	643,938
U.S. treasury obligations	146,002	740	(1)	146,741
Total	$1,354,736	$1,338	$(174)	$1,355,900

	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gain	Losses	Value
Cash equivalents:
Money market funds	$98,946	$—	$—	$98,946
U.S. treasury obligations	14,992	—	—	14,992
Investments, available-for-sale:
U.S. government agency securities	128,156	160	(4)	128,312
U.S. treasury obligations	305,360	358	(8)	305,710
Total	$547,454	$518	$(12)	$547,960

As of September 30, 2020, the Company held 31 debt securities that were in an unrealized loss position with an aggregate fair value of $383.4 million. As of December 31, 2019, the Company held 11 debt securities that were in an unrealized loss position with an aggregate fair value of $82.1 million.

As of September 30, 2020, there was no securities in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery, and there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of September 30, 2020.

As of September 30, 2020, 63 securities with an aggregate fair value of $598.5 million have remaining maturities between one year and five years. As of December 31, 2019, nine securities with an aggregate fair value of $64.4 million had remaining maturities greater than one year.

4. Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2020 (in thousands):

		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash equivalents:
Money market funds	$565,221	$565,221	$—	$—
U.S. treasury obligations	—	—	—	—
Investments, available-for-sale:
U.S. government agency securities	643,938	—	643,938	—
U.S. treasury obligations	146,741	146,741	—	—
Total	$1,355,900	$711,962	$643,938	$—

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

5. Product Revenue Reserves and Allowances

In January 2020, the U.S. Food and Drug Administration (FDA) approved AYVAKIT for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumor (GIST) harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the FDA granted accelerated approval of GAVRETO for the treatment of adult patients with metastatic RET fusion-positive non-small cell lung cancer (NSCLC) as detected by an FDA approved test, and the European Commission granted conditional marketing authorization to AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation.

The Company has generated net product revenue from the U.S. sales of AYVAKIT and GAVRETO for a total of $6.3 million and $15.4 million for the three and nine months ended September 30, 2020, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2020 (in thousands):

Total
Beginning balance at January 1, 2020	$—
Provision related to sales in the current period	1,774
Adjustment related to prior periods sales	—
Credits and payments made	(824)
Ending balance at September 30, 2020	$950

The total reserves above, which are included in the Company’s condensed consolidated balance sheets, are summarized as follows (in thousands):

September 30,
2020
Reduction of accounts receivable, net	$228
Component of accrued expenses	722
Total revenue-related reserves	$950

6. Inventory

Capitalized inventory consists of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Work in process	$5,415	$—
Finished goods	150	—
Total	$5,565	$—

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales and was zero for the three and nine months ended September 30, 2020 and 2019.

7. Restricted Cash

At September 30, 2020 and December 31, 2019, $5.2 million and $5.7 million, respectively, of the Company’s cash is restricted by a bank primarily related to security deposits for the Company’s building lease agreements.

8. Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2020	2019
Lab equipment	5	$10,937	$8,975
Furniture and fixtures	4	3,764	3,512
Computer equipment	3	1,572	1,558
Leasehold improvements	Term of lease	36,945	35,975
Software	3	350	417
Construction-in-progress		190	1,608
Total cost		53,758	52,045
Less: accumulated depreciation and amortization		(18,559)	(13,684)
Total		$35,199	$38,361

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. For the three and nine months ended September 30, 2020, depreciation expense totaled $1.6 million and $4.9 million, respectively, compared to $1.3 million and $3.7 million, respectively, for the three and nine months ended September 30, 2019.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Research, development and commercial contract costs	$56,658	$59,420
Employee compensation	17,730	13,519
Accrued professional fees	11,049	12,042
Revenue-related reserves	722	—
Other	2,957	3,725
Total	$89,116	$88,706

10. Collaboration and License Agreements

Roche – Pralsetinib Collaboration

On July 13, 2020, the Company entered into a collaboration agreement (the Roche pralsetinib collaboration agreement) with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively, Roche), pursuant to which the Company granted Roche exclusive rights to develop and commercialize the Company’s drug candidate pralsetinib worldwide, excluding the CStone territory (as defined below), and a co-exclusive license in the U.S. to develop and commercialize pralsetinib. In addition, Roche has the right to opt in to a next-generation RET compound co-developed by the Company and Roche.

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million in the third quarter of 2020. In addition, the Company is eligible to receive up to $927.0 million in contingent payments, including specified development, regulatory and sales-based milestones for pralsetinib and any licensed product containing a next-generation RET compound. During the three months ended September 30, 2020, as a result of initial U.S. marketing approval for GAVRETO, the Company achieved $40.0 million in specified regulatory and commercialization milestones.

In the U.S., the Company and Roche will work together to co-commercialize pralsetinib and will equally share responsibilities, profits and losses. In addition, the Company is eligible to receive tiered royalties ranging from high-teens to mid-twenties on annual net sales of pralsetinib outside the U.S., excluding Greater China (the Roche territory).

The Company and Roche have also agreed to co-develop pralsetinib globally in RET-altered solid tumors, including non-small cell lung cancer, medullary thyroid carcinoma and other thyroid cancers, as well as other solid tumors. The Company and Roche will share global development costs for pralsetinib at a rate of 45 percent for the Company and 55 percent for Roche up to a specified amount of aggregate joint development costs, after which the Company’s share of global development costs for pralsetinib will be reduced by a specified percentage. The Company and Roche will also share specified global development costs for any next-generation RET compound co-developed under the collaboration in a similar manner.

Unless earlier terminated in accordance with its terms, the Roche pralsetinib collaboration agreement will expire on a licensed product-by-licensed product basis (i) in the U.S. upon the expiration of the gross profit sharing term for such licensed product and (ii) outside the U.S. on a country-by-country basis at the end of the applicable royalty term for such licensed product. Roche may terminate the agreement in its entirety or on a licensed product-by-licensed product or country-by-country basis subject to certain notice periods. Either party may terminate the Roche pralsetinib collaboration agreement for the other party’s uncured material breach or insolvency. Subject to the terms of the Roche pralsetinib collaboration agreement, effective upon termination of the agreement, the Company is entitled to retain specified licenses to be able to continue to exploit the licensed products.

In connection with the Roche collaboration agreement, on July 13, 2020, the Company also entered into a stock purchase agreement with Roche Holdings, Inc. (Roche Holdings) pursuant to which the Company issued and sold an aggregate of 1,035,519 of shares of common stock to Roche Holdings at a purchase price of $96.57 per share and received $100.0 million in the third quarter of 2020. The closing for a minority portion of the equity investment occurred following the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

The Company considered the ASC 606 criteria for combining contracts and determined that the Roche pralsetinib collaboration agreement and stock purchase agreement should be combined into a single contract because they were negotiated and entered into in contemplation of one another. The Company accounted for the common stock issued to Roche Holdings based on the fair market value of the common stock on the dates of issuance. The fair market value of the common stock issued to Roche Holdings was $79.3 million, based on the closing price of the Company’s common stock on the dates of issuance, resulting in a $20.7 million premium. The Company determined that the premium paid by Roche Holdings for the common stock should be attributed to the transaction price of the Roche pralsetinib collaboration agreement.

The Company determined that the Roche pralsetinib collaboration agreement contained four material components: (i) licenses granted to Roche to develop and commercialize pralsetinib worldwide, excluding the CStone territory (pralsetinib license); (ii) the Roche territory-specific commercialization activities for pralsetinib, including manufacturing Roche territory activities); (iii) the parties’ joint development activities for pralsetinib worldwide, excluding the CStone territory; and (iv) the parties’ joint commercialization activities for pralsetinib in the U.S. The Company considered the guidance in ASC 606 to determine which of the components of the Roche pralsetinib collaboration agreement are performance obligations with a customer and concluded that the pralsetinib license and the Roche territory activities are within the scope of ASC 606 because the Company is not exposed to significant risks and rewards, and Roche is a customer with regard to those components.

The Company evaluated the Roche pralsetinib license under ASC 606 and concluded that the pralsetinib license is a functional intellectual property license and is a distinct performance obligation. The transaction price for the pralsetinib license was determined to be $695.7 million, which consisted of the upfront cash payment of $675.0 million and the $20.7 million premium on the sale of common stock to Roche Holdings. The Company determined that Roche benefited from the pralsetinib license at the time of grant, and therefore the related performance obligation is satisfied at a point in time. During the three months ended September 30, 2020, as a result of initial U.S. marketing approval for GAVRETO, the Company achieved $40.0 million in specified regulatory and commercialization milestones and added the $40.0 million to the estimated transaction price of the Roche pralsetinib agreement. The other potential milestone payments that the Company is eligible to receive under the Roche pralsetinib agreement have been excluded from the transaction price, as all the remaining milestone amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

The Company evaluated the Roche territory activities under ASC 606 and identified one material promise associated with manufacturing activities related to development and commercial supply of pralsetinib in the Roche territory. The Company concluded that the provision of manufacturing activities related to development and commercial supply of pralsetinib in Roche territory was an option for the purpose of ASC 606, was not issued at a significant and incremental discount and do not provide Roche with any material rights. Therefore, the manufacturing activities were excluded as performance obligations at the outset of the arrangement. Additionally, the Company is entitled to sales milestones and royalties from Roche upon future sales of pralsetinib in the Roche territory, and revenue will be recognized when the related sales occur. Costs that are incurred associated with the Roche territory activities are reimbursable from Roche and will be recognized as revenue.

The following table summarizes revenue recognized under the Roche pralsetinib collaboration during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Upfront license revenue	$695,694	$—	$695,694	$—
License milestone revenue	40,000	—	40,000	—
Services related to Roche territory-specific activities	856	—	856	—
Total Roche pralsetinib collaboration revenue	$736,550	$—	$736,550	$—

For the parties’ participation in global development for pralsetinib and the U.S. commercialization activities for GAVRETO, the Company concluded that those activities and cost-sharing payments related to such activities are within the scope of ASC 808, as both parties are active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards of those activities under the Roche pralsetinib collaboration agreement. Payments to or reimbursements from Roche related to the global development activities will be accounted for as an increase to or reduction of research and development expenses. Prior to the transition date as defined in the Roche pralsetinib collaboration agreement, the Company is the principal for product sales to customers in the U.S. and will recognize revenues on sales to third parties in product revenue, net in its consolidated statements of operations. After such transition, Roche will be the principal for product sales to customers in the U.S., and the Company will recognize its portion of the commercial profits and losses sharing as revenue (expenses) from the collaboration arrangement in its consolidated statements of operations.

During the three and nine months ended September 30, 2020, the Company recorded a $5.3 million reduction in selling, general and administrative expenses in connection with the commercialization of GAVRETO in the U.S. and a $9.7 million reduction in research and development expenses in connection with global development activities for pralsetinib.

The following table summarizes the contract assets associated with the Roche pralsetinib collaboration as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Accounts receivable, net	$40,000	$—
Unbilled accounts receivable	$15,888	$—

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

During the three months ended September 30, 2020, no revenue was recognized from the Clementia collaboration. During the nine months ended September 30, 2020, the Company completed the transfer of the in-process manufacturing inventory and recognized revenue of $0.3 million accordingly. No revenue was recognized during the nine months ended September 30, 2019. There was no revenue deferred as a contract liability associated with the Clementia agreement as of September 30, 2020 and December 31, 2019.

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

The Company received an upfront cash payment of $40.0 million, and subject to the terms of the CStone agreement, is eligible to receive up to approximately $346.0 million in milestone payments, including $118.5 million related to development and regulatory milestones and $227.5 million related to sales-based milestones. In addition, CStone will be obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone will be responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone territory that will be shared by the Company and CStone.

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

A summary of manufacturing and research and development services related to the global development activities net of cost sharing payments during the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Manufacturing and research and development services related to global development activities net of cost sharing payments	$1,047	$1,275	$3,091	$2,403

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

The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal. During the nine months ended September 30, 2020, a development milestone was achieved and the associated cash consideration of $2.0 million for such milestone was added to the estimated transaction price for the CStone agreement.

A summary of revenue recognized under the CStone agreement during the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
License milestone revenue	$—	$6,000	$2,000	$10,000
Manufacturing services related to CStone territory-specific activities	100	—	1,496	144
Total CStone collaboration revenue	$100	$6,000	$3,496	$10,144

The following table presents the contract assets associated with the CStone collaboration as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Accounts receivable, net	$1,050	$663
Unbilled accounts receivable	$270	$2,749

As of September 30, 2020, the Company had $2.1 million of deferred revenue as a contract liability associated with the CStone collaboration. This contract liability resulted from an advance payment made by CStone in connection with commercial supply of avapritinib for the CStone territory. There was no associated contract liability at December 31, 2019.

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

The Company received an upfront cash payment of $45.0 million in March 2016 upon execution of the Roche immunotherapy agreement, and subject to the terms of the Roche immunotherapy agreement, the Company is eligible to receive up to approximately $940.0 million in contingent option fees and milestone payments related to specified research, pre-clinical, clinical, regulatory and sales-based milestones. Of the total contingent payments, up to approximately $190.0 million are for option fees and milestone payments for research, pre-clinical and clinical development events prior to licensing across all four potential collaboration programs.

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

A summary of revenue recognized under the Roche immunotherapy agreement during the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Roche immunotherapy collaboration research and development services revenue	$2,161	$3,139	$3,845	$4,836

During the three and nine months ended September 30, 2020 and 2019, the Company recognized the following revenue due to the changes in the contract liability balances (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amounts included in the contract liability at the beginning of the period	$1,259	$1,518	$3,310	$3,470

As of September 30, 2020, the Company had revenue deferred as a contract liability related to the Roche immunotherapy agreement of $43.3 million, of which $8.3 million was included in current liabilities, and the research and development services related to the performance obligation are expected to be performed over a remaining period of approximately 4.5 years.

11. Stock-based compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2020, the number of shares reserved for issuance under the 2015 Plan was increased by 1,970,888 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2020, there were 1,587,167 shares available for future grant under the 2015 Plan.

Stock options

The following table summarizes the stock option activity for the nine months ended September 30, 2020:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2019	5,795,710	$58.82
Granted	1,386,743	59.65
Exercised	(385,696)	26.51
Canceled	(331,443)	76.55
Outstanding at September 30, 2020	6,465,314	$60.01
Exercisable at September 30, 2020	3,280,686	$49.45

As of September 30, 2020, the total unrecognized compensation expense related to unvested stock option awards was $124.7 million, which is expected to be recognized over a weighted-average period of approximately 2.68 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the nine months ended September 30, 2020:

		Weighted-Average
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2019	419,755	$82.50
Granted	903,460	57.62
Vested	(93,795)	85.67
Forfeited	(67,982)	66.81
Unvested shares at September 30, 2020	1,161,438	$63.81

As of September 30, 2020, the total unrecognized compensation expense related to unvested restricted stock units was $62.9 million, which is expected to be recognize over a weighted-average period of approximately 3.19 years.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of September 30, 2020, there were 159,514 shares issued under the Inducement Plan.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the Company’s initial public offering in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2020, the number of shares reserved for issuance under the 2015 ESPP was increased by 492,722 shares. The Company issued 17,018 and 10,718 shares under the 2015 ESPP during the nine months ended September 30, 2020 and 2019, respectively.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $19.6 million and $56.0 million for the three and nine months ended September 30, 2020, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock options	$14,418	$12,778	$42,764	$34,373
Restricted stock units	5,164	2,076	13,162	4,243
Employee stock purchase plan	306	139	664	338
Subtotal	19,889	14,993	56,590	38,954
Capitalized stock-based compensation costs	(254)	—	(568)	—
Stock-based compensation expense included in total cost and operating expenses	$19,635	$14,993	$56,022	$38,954

Stock-based compensation expense by classification within the unaudited condensed consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$8,634	$7,678	$25,141	$20,971
Selling, general and administrative	11,001	7,315	30,881	17,983
Total	19,635	14,993	56,022	38,954

12. Earnings per Share

Basic earnings per share (EPS) is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the diluted EPS calculation, the effect of stock options, unvested restricted stock units and ESPP shares on the weighted average number of shares is calculated using the treasury stock method. In periods with reported net operating losses, all common stock equivalents are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The calculation of net income (loss) and the number of shares used to compute basic and diluted net income (loss) per share for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss) - basic and diluted	$633,978	$(94,275)	$399,550	$(281,363)
Weighted average shares outstanding - basic	55,169	48,921	54,018	47,361
Effect of dilutive securities:
Stock options	1,289	—	1,265	—
Restricted stock units	328	—	209	—
Weighted average shares outstanding - diluted	56,786	48,921	55,492	47,361
Net income (loss) per share - basic	$11.49	$(1.93)	$7.40	$(5.94)
Net income (loss) per share - diluted	11.16	(1.93)	7.20	(5.94)

For the three and nine months ended September 30, 2020 and 2019, the following dilutive securities were not included in the computation of net income (loss) per share because the effect would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock options	4,704	5,631	4,543	4,459
Restricted stock units	—	382	68	12
ESPP	26	12	26	6
Total	4,730	6,025	4,637	4,477

13. Income Taxes

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning in 2019 and 2020.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three and nine months ended September 30, 2020, or to its net deferred tax assets and related allowances as of September 30, 2020.

Roche Pralsetinib Collaboration

As a result of the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million and $100.0 million from the issuance and the sale of the Company’s common stock to Roche Holdings. For the sale of common stock to Roche Holdings, $20.7 million of the $100.0 million is treated as a premium. The $775.0 million in aggregate payments for the upfront payment and equity investment received in the third quarter of 2020 and the $40.0 million in milestone payments received in October 2020 are expected to generate taxable income for the Company in 2020. The Company is currently performing an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the Code) has occurred from the Company’s inception in 2008 and through December 31, 2020. If it is determined that the Company’s U.S. subsidiaries underwent an “ownership change” for purposes of Section 382 of the Code at any time during this period, the effect of this change would result in the imposition of a limitation on the use of the Company’s NOLs and other tax attributes.

14. Leases

 The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements have remaining lease terms of two to nine years and contain various clauses for renewal at the Company’s option. The renewal options were not included in the calculation of the operating lease assets and the operating lease as the renewal option is not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees and the components of lease cost for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating leases:	2020	2019	2020	2019
Lease cost	$4,303	$4,167	$13,014	$11,906
Sublease income	(730)	(708)	(2,181)	(2,117)
Net lease cost	$3,573	$3,459	$10,833	$9,789

The Company has not entered into any material short-term leases or financing leases as of September 30, 2020.

Supplemental cash flow information related to leases for the three and nine months ended September 30, 2020 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	$3,616	$3,485	$10,789	$8,727
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$—	$486	$23,300

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	8.7
Weighted average discount rate	8.2%

15. Commitments

Manufacturing Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT and GAVRETO, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. The aggregate amount of future minimum purchase obligations under these manufacturing agreements is approximately $25.5 million as of September 30, 2020.

16. Subsequent Events

Manufacturing Agreements

In October 2020, in connection with the commercialization of GAVRETO, the Company negotiated an additional manufacturing agreement with certain vendor that requires the Company to meet minimum purchase obligations on an annual basis. The aggregate amount of future minimum purchase obligations under this manufacturing agreement is approximately $10.0 million for a five year period.

Sublease Amendment

In October 2020, the Company amended the sublease agreement for the premises located at 38 Sidney Street, Cambridge, Massachusetts to extend the term of the sublease through December 31, 2020.

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

Overview

We are a precision therapy company focused on genomically defined cancers, rare diseases and cancer immunotherapy. Our approach is to leverage our novel target discovery engine to systematically and reproducibly identify kinases that are drivers of diseases and to craft highly selective and potent therapies that may provide significant and durable clinical responses for patients without adequate treatment options. This integrated biology and chemistry approach enables us to identify, characterize and design drug candidates to inhibit novel kinase targets that have been difficult to selectively inhibit. We believe that our uniquely targeted, scalable approach empowers the rapid design and development of new treatments and increases the likelihood of success. We have two approved precision therapies and are currently advancing multiple investigational medicines in clinical and pre-clinical development, along with a number of earlier stage research programs.

Avapritinib and BLU-263 — Systemic Mastocytosis and other Mast Cell Disorders

Avapritinib

We are developing and plan to commercialize avapritinib for the treatment of systemic mastocytosis, or SM, a rare disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure. Nearly all cases of SM are driven by the KIT D816V mutation, which aberrantly activates mast cells.

We are currently evaluating avapritinib in an ongoing registration-enabling Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and an ongoing registration-enabling Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial. In June 2020, we presented data from the EXPLORER trial at the European Hematology Association 25th Annual Congress, and in September 2020, we reported top-line data from the EXPLORER trial and the PATHFINDER trial. We plan to submit a supplemental new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for avapritinib for the treatment of advanced SM in the fourth quarter of 2020. We anticipate the supplemental NDA will be focused on data from patients in the EXPLORER and PATHFINDER trials who were treated with avapritinib at a starting dose of 200 mg once daily, or QD, supported by pooled data from all doses.

In addition, we are evaluating avapritinib in an ongoing registration-enabling Phase 2 clinical trial in indolent SM, which we refer to as our PIONEER trial. In March 2020, we reported updated data from the dose-finding portion (Part 1) of the PIONEER trial at an investor conference call and on a virtual forum established by the American Academy of Allergy, Asthma & Immunology, and in June 2020, we presented additional data from Part 1 of the PIONEER trial at the European Academy of Allergy and Clinical Immunology 2020 Congress. In the third quarter of 2020, we initiated the registration-enabling Part 2 of the PIONEER trial, activated multiple clinical sites in the United States and Europe, and are currently enrolling patients. Given uncertainty from the impact of the COVID-19 pandemic on activation of additional clinical trial sites and patient enrollment rates, we plan to provide an update in the first quarter of 2021 on expected timing for completing enrollment for Part 2 of the PIONEER trial.

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

Pralsetinib — RET-altered Cancers

We are developing and commercializing pralsetinib for the treatment of RET fusion-positive non-small cell lung cancer, or NSCLC, and developing and plan to commercialize pralsetinib for the treatment of RET-altered thyroid carcinoma, including medullary thyroid carcinoma, or MTC, and other solid tumors. We have exclusive licenses to Roche and CStone to develop and commercialize pralsetinib in their respective territories. See “—Collaborations and Licenses” below.

Pralsetinib is approved in the U.S. with accelerated approval under the brand name GAVRETO for the treatment of adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA approved test. In addition, the European Medicines Agency, or EMA, is currently reviewing our marketing authorization application, or MAA, for pralsetinib for RET fusion-positive NSCLC. We plan to submit additional marketing applications for pralsetinib for RET fusion-positive NSCLC through the FDA’s Project Orbis initiative, which provides a framework for concurrent submission and review of marketing applications for oncology products among international health authorities. In addition, in September 2020, China’s National Medical Products Administration, or NMPA, accepted an NDA submitted by CStone Pharmaceuticals, or CStone, for pralsetinib for the treatment of RET fusion-positive NSCLC patients previously treated with platinum-based chemotherapy. In the second quarter of 2020, we submitted an NDA to the FDA for pralsetinib for the treatment of patients with advanced or metastatic RET mutant MTC and RET fusion-positive thyroid cancers, and the FDA set a Prescription Drug User Fee Act, or PDUFA, action date of February 28, 2021 for this NDA. This NDA was submitted under the FDA’s Oncology Center of Excellence Real-Time Oncology Review pilot program, or RTOR program, which aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality by the FDA.

We are currently evaluating pralsetinib in an ongoing registration-enabling Phase 1/2 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as our ARROW trial. In January 2020, we reported top-line data from the ARROW trial in RET fusion-positive NSCLC patients, and in April 2020, we reported top-line data from the ARROW trial in RET-mutant MTC patients. In June 2020, we presented additional data from the ARROW trial of pralsetinib in RET fusion-positive NSCLC and other RET-altered solid tumors at the American Society of Clinical Oncology Annual Meeting. In September 2020, we announced updated data from the ARROW trial in RET-mutant MTC patients at the European Society for Medical Oncology Virtual Congress 2020. We are also evaluating pralsetinib in an ongoing Phase 3 clinical trial in patients with first-line RET fusion-positive NSCLC, which we refer to as our AcceleRET Lung trial. Pursuant to our collaboration with Roche, we plan to co-develop pralsetinib globally in RET-altered solid tumors, including NSCLC, MTC and other thyroid cancers, as well as other solid tumors.

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

Avapritinib — Gastrointestinal Stromal Tumors

We are also developing and commercializing avapritinib for the treatment of patients with PDGFRA exon 18 mutant gastrointestinal stromal tumors, or GIST, a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract.

Avapritinib is approved in the U.S. under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and is approved in European Union with conditional marketing authorization under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring PDGFRA D842V mutation. The European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST. In addition, in March 2020, the NMPA accepted an NDA submitted by CStone for avapritinib for the treatment of adults with unresectable or metastatic PDGFRA exon 18 mutant GIST and fourth-line GIST. CStone also submitted an NDA to the Taiwan Food and Drug Administration, or the TFDA, for avapritinib for the indication of adult patients with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and received priority review designation from the TFDA. As previously announced, we do not plan to further develop avapritinib for additional GIST indications beyond PDGFRA exon 18 mutant GIST.

BLU-945 — Treatment-Resistant EGFR-Mutated NSCLC

We are developing BLU-945 for the treatment of EGFR-mutated NSCLC. BLU-945 is selective investigational inhibitor designed to potently inhibit triple-mutant EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired T790M and C797S mutations, the most common on-target resistance to standard EGFR inhibitors. In addition, BLU-945 was designed to be wild-type EGFR and kinome selective with the potential for improved tolerability and combination strategies. Based on preclinical proof-of-concept data presented in September 2020, we plan to develop BLU-945 as a monotherapy and in combination with other agents for the treatment of patients with treatment-resistant EGFR-mutated NSCLC. We plan to initiate a global Phase 1 dose-escalation trial of BLU-945 in the first half of 2021.

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

Discovery Platform

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. We currently have four wholly-owned discovery programs consisting of the following: BLU-945, our development candidate for the treatment of resistant EGFR-positive triple mutant NSCLC; a pre-development candidate program targeting EGFR Exon 19/L858R+C797S, which we refer to as resistant EGFR-positive double mutant NSCLC; and two pre-development candidate programs for undisclosed kinase targets. We also have up to four discovery programs in cancer immunotherapy under our collaboration with Roche. See “—Collaborations and Licenses” below. In addition to BLU-945, we plan to nominate up to two additional development candidates by the end of 2020.

Development and Commercialization Rights

We currently have worldwide development and commercialization rights to avapritinib and fisogatinib, other than the rights licensed to CStone for these drug candidates in Mainland China, Hong Kong, Macau and Taiwan, or the CStone territory. We have worldwide development and commercialization rights to BLU-263. We currently have worldwide development and commercialization rights to all of our discovery programs, including BLU-945, other than the discovery-stage cancer immunotherapy programs under our collaboration with Roche.

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

Collaborations and Licenses

In addition to the collaborations and licenses described below, we will continue to evaluate potential additional collaborations, partnerships and licenses that could maximize the value of our programs and allow us to leverage the expertise of strategic collaborators, partners and licensors, including in additional geographies where we may not have current operations or expertise. We are also focused on engaging in collaborations, partnerships and license agreements to capitalize on our discovery platform outside of our primary strategic focus area of cancer and rare diseases. We may also explore opportunities to acquire or in-license additional businesses, technologies or drugs, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business.

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

Roche—Pralsetinib Collaboration. In July 2020, we entered into a collaboration with Roche to develop and commercialize pralsetinib for the treatment of RET-altered cancers. Under the collaboration, we and Genentech are co-commercializing GAVRETO in the U.S., and Roche has exclusive commercialization rights for pralsetinib outside of the U.S., excluding the CStone territory. We and Roche also plan to co-develop pralsetinib globally in RET-altered solid tumors, including NSCLC, MTC and other thyroid cancers, and expand development of pralsetinib in multiple treatment settings. Further, we and Roche plan to explore development of a next-generation RET inhibitor as part of the collaboration.

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

Note on the COVID-19 Pandemic

Due to the evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business, operations and financial performance for the remainder of our fiscal year ending December 31, 2020 and beyond. We initially established a work-from-home policy for all employees, other than those performing or supporting business-critical activities, such as certain members of our laboratory and facilities staff. While the majority of employees continue to work from home, we have continued to evaluate and update this policy for each of our locations and field-based employees based on guidance from federal, state and local government authorities. For our ongoing and planned clinical trials, while we anticipate and have experienced some temporary delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient enrollment rates, we are working with any impacted clinical trial sites to ensure study continuity, enable medical monitoring, facilitate study procedures and maintain clinical data and records, including the use of local laboratories for testing and tumor imaging, home delivery of study drug and remote data and records monitoring. In addition, we currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for avapritinib, pralsetinib, fisogatinib and BLU-263 through 2021. However, depending on the length and ultimate impact of the COVID-19 pandemic, our suppliers could be adversely impacted, which may result in delays or disruptions in our current or future supply chain. For our commercial activities for AYVAKIT/AYVAKYT and GAVRETO, we are conducting commercial and medical affairs field activities across our portfolio in virtual formats where possible in order to allow us to continue to serve the needs of healthcare providers, patients and other stakeholders during this critical time. We will continue to assess the duration, scope and severity of the COVID-19 pandemic and the existing and potential impacts on our business, operations and financial performance, and we will continue to work closely with our third-party vendors, collaborators and other parties in order to seek to advance our pipeline of targeted therapies as quickly as possible, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part II, Item IA of this Quarterly Report on Form 10-Q for further discussion of risks related to the COVID-19 pandemic.

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations, a license agreement, a debt financing and limited product revenue. Through September 30, 2020, we have received an aggregate of $2.6 billion from such transactions, including $1.7 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, or IPO, follow-on public offerings and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $855.8 million in upfront payments and milestone payments under our collaborations with Roche and CStone, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, or Alexion, and $10.0 million in gross proceeds from a debt financing. In addition, in September 2020, we achieved $40.0 million in specified regulatory and commercialization milestones as a result of the initial U.S. marketing approval for GAVRETO and received those milestone payments in October 2020.

Since inception, we have incurred significant operating losses, with the exception of the three and nine months ended September 30, 2020. Our net income was $399.6 million for the nine months ended September 30, 2020 primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib. Our net losses were $347.7 million, $236.6 million and $148.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of September 30, 2020, we had an accumulated deficit of $545.7 million. We expect to continue to incur significant expenses and operating losses over the next few years. However, as a result of our collaboration with Roche for pralsetinib, we expect to record net income for the year ended December 31, 2020. We anticipate that our expenses will continue to increase in connection with our ongoing activities, particularly as we:

●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we may obtain marketing approval;
●	seek marketing approval for avapritinib and pralsetinib for additional indications and in additional geographies and seek marketing approvals for any other current or future drug candidates;
●	continue to advance clinical development activities for avapritinib and pralsetinib and initiate or advance clinical development activities for other current or future drug candidates;
●	continue to discover, validate and develop additional drug candidates or development candidates, including BLU-945;

●	continue to manufacture increasing quantities of drug substance and drug product material for use in pre-clinical studies, clinical trials and commercialization;
●	conduct development and commercialization activities for companion diagnostic tests for AYVAKIT/AYVAKYT, GAVRETO and any other current or future drug candidates;
●	conduct research and development activities under our collaborations with Roche and CStone;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license additional businesses, technologies, drugs or drug candidates, form strategic alliances or create joint ventures with third parties;
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel; and
●	incur additional costs associated with operating as a public company.

Revenue

In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the FDA granted accelerated approval to pralsetinib under the brand name GAVRETO for the treatment of adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA approved test, and the European Commission granted conditional marketing authorization to avapritinib under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation.

Through September 30, 2020, our revenue consisted of sales of AYVAKIT, GAVRETO and collaboration revenue under our collaborations with Roche and CStone and license agreement with Clementia. Collaboration revenue includes amounts that were recognized related to upfront payments, milestone payments, the equity premium from Roche, and amounts due to us for supply of inventory (under our collaboration and license agreements), research and development services, and license revenue under our license agreement with Clementia.

In the future, we expect to record revenue from a combination of sales of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval, royalties on drug sales and cost reimbursements, as well as upfront, milestone, profit sharing, royalty and other payments, if any, under any current or future collaborations and licenses, including revenues related to the supply of our drug candidates or approved drugs to our various collaboration partners. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of product sales, license fees, research and development services and related reimbursements, payments for manufacturing services, and option fees, milestone payments or other payments under our collaboration or license agreements, if any.

Cost of Sales

Our cost of sales includes the cost of producing and distributing inventories that are related to product revenue during the respective period, including salary related and stock-based compensation expense for employees involved with production and distribution, freight, and indirect overhead costs. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred. Cost of sales for newly launched products will not be significant until the initial pre-launch inventory is depleted, and additional inventory is manufactured. As a result, the gross margin of our product sales for the three and nine months ended September 30, 2020 was enhanced by use of active pharmaceutical ingredients and components that were previously expensed as research and development expense in prior years.

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

The successful development of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our drug candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	establishing an appropriate safety profile with IND-enabling toxicology studies;
●	successful initiation, enrollment in, and completion of clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for AYVAKIT/AYVAKYT, GAVRETO and our drug candidates;
●	commercializing AYVAKIT/AYVAKYT, GAVRETO and our drug candidates, if and when approved, whether alone or in collaboration with others;

●	market acceptance of AYVAKIT/AYVAKYT, GAVRETO and any future drug we may commercialize; and
●	continued acceptable safety profile of the drugs following approval.

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

The following table summarizes our external research and development expenses by program for the three and nine months ended September 30, 2020 and 2019. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Avapritinib external expenses	$17,477	$18,290	$56,412	$69,953
Pralsetinib external expenses*	10,199	21,963	59,231	59,850
Fisogatinib external expenses	513	2,446	3,284	4,694
BLU-263 external expenses	4,318	1,654	10,382	2,019
Other development and pre-development candidate expenses and unallocated expenses*	17,313	17,550	48,314	51,892
Internal research and development expenses	24,410	19,550	71,833	54,396
Total research and development expenses	$74,230	$81,453	$249,456	$242,804

*

Pralsetinib external expenses includes reimbursable expenses under our collaboration for pralsetinib with Roche, and other development and pre-development candidate expenses includes reimbursable expenses under our other collaboration agreements.

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials and preparing regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for active pharmaceutical ingredient, or API, drug product and drug substance for current and future clinical trials and commercial inventory. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our immunotherapy collaboration with Roche, development activities under our collaboration with CStone, development activities under our collaboration for pralsetinib with Roche and development activities for companion diagnostic tests for our products and any current or future drug candidates.

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

Interest Income, net

Interest income, net consists primarily of income earned on cash equivalents and investments. We expect our interest income, net will increase in future periods due to our increase in average investment balances following receipt of the upfront payments related to our collaboration with Roche for pralsetinib.

Other Income (Expense), net

Other income (expense), net consists primarily of foreign currency transaction gains or losses.

Income Tax Expense

Income tax expense consists primarily of income taxes related to the taxable income generated from our collaboration with Roche for pralsetinib and our product sales in the state jurisdictions where we conduct business. We expect our income taxes provisions will increase in future periods due to future taxable income generated from our collaboration with Roche for pralsetinib and the increase in our product sales in the respective state jurisdictions.

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

Product Revenue

We generated product revenue from sales of AYVAKIT and GAVRETO to a limited number of specialty distributors and specialty pharmacy providers in the U.S. These customers subsequently resell the products or dispense the products directly to patients. In addition, we entered into arrangements with payors that provide for government mandated rebates, discounts and allowances with respect to the utilization of our products.

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

Trade discounts and allowances: We provide the customers with discounts that are explicitly stated in the contracts and recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we also receive sales order management, inventory management and data services from the customers in exchange for certain fees.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,
	2020	2019	Dollar Change	% Change

	(in thousands)
Revenues:
Product revenue, net	$6,308	$—	$6,308	100%
Collaboration revenue	738,810	9,139	729,671	7,984
Total revenues	745,118	9,139	735,979	8,053
Cost and operating expenses:
Cost of sales	146	—	146	100
Research and development	74,230	81,453	(7,223)	(9)
Selling, general and administrative	37,375	25,647	11,728	46
Total cost and operating expenses	111,751	107,100	4,651	4
Other income (expense):
Interest income, net	1,173	3,758	(2,585)	(69)
Other income (expense), net	(192)	(72)	(120)	(167)
Total other income	981	3,686	(2,705)	(73)
Income (loss) before income taxes	634,348	(94,275)	728,623	773
Income tax expense	370	—	370	100
Net income (loss)	$633,978	$(94,275)	$728,253	772%

Product Revenue, Net

Product revenue, net was $6.3 million for the three months ended September 30, 2020.

We started generating revenue from sales of AYVAKIT in the first quarter of 2020 following FDA approval of AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. For the three months ended September 30, 2020, we recorded net product revenue of $6.1 million.

We started generating revenue from sales of GAVRETO in the third quarter of 2020 following FDA approval of GAVRETO for the treatment of adult patients with metastatic RET fusion-positive NSCLC. For the three months ended September 30, 2020, we recorded net product revenue of $0.2 million.

Collaboration Revenue

Collaboration revenue increased by $729.7 million from $9.1 million for the three months ended September 30, 2019 to $738.8 million for the three months ended September 30, 2020. For the three months ended September 30, 2020, our collaboration revenue consisted of $736.6 million in revenue under our collaboration with Roche for pralsetinib and $2.2 million in revenue under our immunotherapy collaboration with Roche. Revenue recognized under our collaboration with Roche for pralsetinib for the three months ended September 30, 2020 consisted of $675.0 million upfront cash payment, $20.7 million premium associated with the $100.0 million equity investment by Roche, $40.0 million in specified regulatory and commercialization milestone payments as a result of the initial U.S. marketing approval for GAVRETO and $0.9 million associated with services related to Roche territory-specific activities. We recognized $2.2 million in revenue under our cancer immunotherapy collaboration with Roche for the three months ended September 30, 2020, which was primarily related to amortization of the total $63.0 million of upfront and milestone payments received as of such period.

For the three months ended September 30, 2019, our collaboration revenue mainly consisted of $6.0 million in revenue under our CStone collaboration and $3.1 million in revenue under our cancer immunotherapy collaboration with

Roche. Revenue recognized under the CStone collaboration for the three months ended September 30, 2019 consisted of $6.0 million in milestone revenue related to development and regulatory milestones that were either achieved or deemed probable during the third quarter of 2019. We recognized $3.1 million in revenue under our cancer immunotherapy collaboration with Roche for the three months ended September 30, 2019, which was primarily related to amortization of the total $55.0 million of upfront and milestone payments received as of such period.

Cost of Product Sales

Cost of product sales was $0.1 million for the three months ended September 30, 2020 and was related to manufacturing costs associated with our products sales. Costs associated with the manufacture of our products prior to FDA approval were expensed and, therefore, are not included in cost of sales during the current period.

Research and Development Expense

Research and development expense decreased by $7.2 million from $81.5 million for the three months ended September 30, 2019 to $74.2 million for the three months ended September 30, 2020. The decrease in research and development expense was primarily related to a $9.7 million reimbursement from global development cost sharing arrangement under our collaboration with Roche for pralsetinib. This decrease in research and development expense was offset primarily by an increase of approximately $2.2 million in personnel expenses due to an increase in headcount, which was driven by growth in the clinical and manufacturing organizations, and an increase of $1.0 million in stock-based compensation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $11.7 million from $25.6 million for the three months ended September 30, 2019 to $37.4 million for the three months ended September 30, 2020. The increase in selling, general and administrative expense was primarily related to an increase of $10.2 million in personnel expenses, including an increase of $3.7 million in stock-based compensation expense, as well as an increase of $4.7 million in commercial expenses to build our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT and GAVRETO. The increase in selling, general and administrative expense was partially offset by a $5.3 million reimbursement in connection with the commercialization of GAVRETO in the U.S. under our collaboration with Roche for pralsetinib.

Interest Income, Net

Interest income, net, decreased by $2.6 million from $3.8 million for the three months ended September 30, 2019 to $1.2 million for the three months ended September 30, 2020. The decrease was primarily due to a lower rate of return on investments caused by the severe liquidity crisis in the capital markets resulting from the COVID-19 pandemic.

Other Income (Expense), Net

Other expenses, net, increased by $0.1 million from $0.1 million for the three months ended September 30, 2019 to $0.2 million for the three months ended September 30, 2020.

Income Tax Expense

Income tax expense consisted of $0.4 million for the three months ended September 30, 2020, related to the income taxes provisions associated with the taxable income generated from our collaboration with Roche for pralsetinib and our product sales in certain state jurisdictions.

Comparison of Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,
	2020	2019	Dollar Change	% Change

	(in thousands)
Revenues:
Product revenue, net	$15,446	$—	$15,446	100%
Collaboration revenue	744,183	14,979	729,204	4,868
Total revenues	759,629	14,979	744,650	4,971
Cost and operating expenses:
Cost of sales	297	—	297	100
Research and development	249,456	242,804	6,652	3
Selling, general and administrative	115,203	64,123	51,080	80
Total cost and operating expenses	364,956	306,927	58,029	19
Other income (expense):
Interest income, net	5,663	10,742	(5,079)	(47)
Other income (expense), net	(416)	(157)	(259)	(165)
Total other income (expense), net	5,247	10,585	(5,338)	(50)
Income (loss) before income taxes	399,920	(281,363)	681,283	242
Income tax expense	370	—	370	100
Net income (loss)	$399,550	$(281,363)	$680,913	242%

Product Revenue, Net

Product revenue, net was $15.4 million for the nine months ended September 30, 2020.

We started generating revenue from sales of AYVAKIT in the first quarter of 2020 following FDA approval of AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. For the nine months ended September 30, 2020, we recorded net product revenue of $15.2 million.

We started generating revenue from sales of GAVRETO in the third quarter of 2020 following FDA approval of GAVRETO for the treatment of adult patients with metastatic RET fusion-positive NSCLC. For the nine months ended September 30, 2020, we recorded net product revenue of $0.2 million.

Collaboration Revenue

Collaboration revenue increased by $729.2 million from $15.0 million for the nine months ended September 30, 2019 to $744.2 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2020, our collaboration revenue mainly consisted of $736.6 million in revenue under our collaboration agreement with Roche for pralsetinib, $3.5 million in revenue under our CStone collaboration, and $3.8 million revenue under our cancer immunotherapy collaboration with Roche. Revenue recognized under our collaboration with Roche for pralsetinib for the nine months ended September 30, 2020 consisted of $675.0 million upfront cash payment, $20.7 million premium associated with the $100.0 million equity investment by Roche, $40.0 million in specified regulatory and commercialization milestone payments as a result of the initial U.S. marketing approval for GAVRETO and $0.9 million associated with services related to Roche territory-specific activities. Revenue recognized under our CStone collaboration for the nine months ended September 30, 2020 primarily consisted of $2.0 million in milestone revenue related to a development milestone that was achieved as of such period and $1.5 million associated with manufacturing services related to CStone territory-specific activities. We recognized $3.8 million in revenue under our cancer immunotherapy collaboration with Roche for the nine months ended September 30, 2020, which was primarily related to amortization of the total $63.0 million of upfront and milestone payments received as of such period.

For the nine months ended September 30, 2019, our collaboration revenue mainly consisted of $10.1 million in revenue under our CStone collaboration and $4.8 million in revenue under our cancer immunotherapy collaboration with Roche. Revenue recognized under our CStone collaboration for the nine months ended September 30, 2019 primarily consisted of $10.0 million in milestone revenue related to development and regulatory milestones that were either achieved or deemed probable as of such period. We recognized $4.8 million in revenue under our cancer immunotherapy collaboration with Roche for the nine months ended September 30, 2019, which was primarily related to amortization of the total $55.0 million of upfront and milestone payments received as of such period.

Cost of Product Sales

Cost of product sales was $0.3 million for the nine months ended September 30, 2020 and was related to manufacturing costs associated with our product sales. Costs associated with the manufacture of our products prior to FDA approval were expensed and, therefore, are not included in cost of sales during the current period.

Research and Development Expense

Research and development expense increased by $6.7 million from $242.8 million for the nine months ended September 30, 2019 to $249.5 million for the nine months ended September 30, 2020. The increase in research and development expense was primarily related to an increase of approximately $14.7 million in personnel expenses, primarily due to an increase in headcount, which was driven by growth in the clinical and manufacturing organizations and an increase of $4.2 million in stock-based compensation expense. The increase in research and development expense was partially offset by a $9.7 million reimbursement from global development cost sharing under our collaboration with Roche for pralsetinib.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $51.1 million from $64.1 million for the nine months ended September 30, 2019 to $115.2 million for the nine months ended September 30, 2020. The increase in selling, general and administrative expense was primarily related to an increase of approximately $39.2 million in personnel expenses, including an increase of $12.9 million in stock-based compensation expense, as well as an increase of $12.6 million in commercial expenses to build our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT and GAVRETO. The increase in selling, general and administrative expense was partially offset by a $5.3 million reimbursement in connection with the commercialization of GAVRETO in the U.S. under our collaboration with Roche for pralsetinib.

Interest Income, Net

Interest income, net, decreased by $5.1 million from $10.7 million for the nine months ended September 30, 2019 to $5.7 million for the nine months ended September 30, 2020. The decrease was primarily due to a lower rate of return on investments caused by the severe liquidity crisis in the capital markets resulting from the COVID-19 pandemic.

Other Income (Expense), Net

Other expenses, net, increased by $0.3 million from $0.2 million for the nine months ended September 30, 2019 to $0.4 million for the nine months ended September 30, 2020.

Income Tax Expense

Income tax expense consisted of $0.4 million for the nine months ended September 30, 2020, related to the income taxes provisions associated with the taxable income generated from our collaboration with Roche for pralsetinib and our product sales in certain state jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations, a license agreement, a debt financing and limited product revenue. Through September 30, 2020, we have received an aggregate of $2.6 billion from such transactions, including $1.7 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $855.8 million in upfront payments and milestone payments under our collaborations with Roche and CStone, our license agreement with Clementia and our former collaboration with Alexion, and $10.0 million in gross proceeds from a debt financing. In addition, in September 2020, we achieved $40.0 million in specified regulatory and commercialization milestones as a result of the initial U.S. marketing approval for GAVRETO and received those milestone payments in October 2020.

As of September 30, 2020, we had cash, cash equivalents and investments of $1,355.9 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$411,834	$(233,120)
Net cash used in investing activities	(358,717)	(84,202)
Net cash provided by financing activities	397,666	338,804
Net increase in cash and cash equivalents	$450,783	$21,482

Net Cash Provided by (Used in) Operating Activities. For the nine months ended September 30, 2020, compared to the same period in 2019, the $645.0 million increase in net cash provided by operating activities was primarily due to the increased net income during this period of $680.9 million, which was driven by the $736.6 million collaboration revenue recognized under our collaboration agreement with Roche for pralsetinib.

Net Cash Used in Investing Activities. For the nine months ended September 30, 2020, compared to the same period in 2019, the $274.5 million increase in net cash used in investing activities was primarily due to an increase in net purchases of available-for-sale investments.

Net Cash Provided by Financing Activities. For the nine months ended September 30, 2020, compared to the same period in 2019, the $58.9 million increase in net cash provided by financing activities was primarily due to the $79.3 million received from the issuance of common stock related to the collaboration agreement with Roche for pralsetinib, offset by an $18.7 million decrease in net proceeds received from our January 2020 follow-on public offering as compared with our April 2019 follow-on public offering.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates, including marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT/AYVAKYT, GAVRETO and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We will also incur additional significant costs if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we may seek to obtain additional funding from time to time in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of September 30, 2020, we had cash, cash equivalents and investments of $1,355.9 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and investments, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

Our future capital requirements will depend on many factors, including:

●	the success of our commercialization efforts and market acceptance for AYVAKIT/AYVAKYT, GAVRETO or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT/AYVAKYT, GAVRETO and any of our current or future drug candidates for which we receive marketing approval;
●	the costs of securing manufacturing, packaging and labeling arrangements for development activities and commercial production, including API, drug substance and drug product material for use in pre-clinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including seeking marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies;
●	the success of our collaborations with Roche and CStone and our license agreement with Clementia, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration or license agreements, or any collaboration, partnership or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the success of our current or future collaborations for the development and commercialization of companion diagnostic tests;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations.

Identifying potential drug candidates, conducting pre-clinical development and testing and clinical trials and, for any drug candidates that receive marketing approval, establishing and maintaining commercial infrastructure is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals, including for avapritinib and pralsetinib for additional indications or in additional geographies, and achieve substantial revenues for any of our drugs that receive marketing approval, including for AYVAKIT/AYVAKYT and GAVRETO. In addition, our drugs and any current or future drug candidates that receive marketing approvals, including avapritinib or pralsetinib for additional indications or in additional geographies, may not achieve commercial success. Accordingly, we may need to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

During the nine months ended September 30, 2020, except for minimum purchase obligations associated with certain commercial manufacturing agreements of approximately $25.5 million disclosed in Note 15 to our condensed consolidated financial statements, there have been no other material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020 and December 31, 2019, we had cash, cash equivalents and investments of $1,355.9 million and $548.0 million, respectively, consisting primarily of money market funds and investments in U.S. government agency and treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from the impact of the COVID-19 pandemic. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2020 and December 31, 2019, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2020 and 2019.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a precision therapy company with a limited operating history. To date, we have not yet demonstrated our ability to conduct large-scale sales and marketing activities necessary for successful commercialization. We currently have two approved precision therapies and are transitioning to a company capable of supporting commercial activities. We may not be successful in such a transition.

We commenced operations in April 2011 and we have focused substantially all of our efforts and financial resources to date on organizing and staffing our company, business planning, raising capital, establishing our intellectual property, building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, conducting pre-clinical studies and clinical development for our drug candidates, commencing pre-commercial activities and the commercial launches for AYVAKIT/AYVAKYT and GAVRETO, and producing the active pharmaceutical ingredient, or API, drug substance and drug product material for use in pre-clinical studies and clinical trials for our drug candidates and commercial sale of AYVAKIT/AYVAKYT and GAVRETO. To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations, a license agreement, a debt financing and limited product revenue. Through September 30, 2020, we have received an aggregate of $2.6 billion from such transactions, including $1.7 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow-on public offerings and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $855.8 million in upfront payments and milestone payments under our collaborations with Roche and CStone, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, and $10.0 million in gross proceeds from a debt financing. In addition, in September 2020, we achieved $40.0 million in specified regulatory and commercialization milestones as a result of the initial U.S. marketing approval for GAVRETO and received those milestone payments in October 2020.

Since inception, we have incurred significant operating losses, with the exception of the three and nine months ended September 30, 2020. Our net income was $399.6 million for the nine months ended September 30, 2020 primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib, and our net losses were $347.7 million, $236.6 million, and $148.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of September 30, 2020, we had an accumulated deficit of $545.7 million.

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

To date, we have not generated substantial revenue from drug sales. Our ability to generate substantial revenue depends on a number of factors, including, but not limited to, our ability to:

●	initiate and successfully complete clinical trials that meet their clinical endpoints;
●	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our drug candidates;
●	continue to maintain and expand commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●	establish and maintain a sales, marketing and distribution infrastructure to commercialize AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we obtain marketing approval; and
●	achieve market acceptance in the medical community and with third-party payors for AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval.

We expect to incur significant sales and marketing costs as we commercialize AYVAKIT/AYVAKYT, jointly commercialize GAVRETO with Roche and commercialize any current or future drug candidates for which we receive marketing approval. Even if we initiate and successfully complete pivotal clinical trials of our drug candidates, and our drug candidates are approved for commercial sale, and despite expending these costs, our drug candidates may not be commercially successful. We may not achieve profitability soon after generating drug sales, if ever. If we are unable to generate drug revenue, we will not become profitable and may be unable to continue operations without continued funding.

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

For example, public health actions being undertaken globally in response to the COVID-19 pandemic, including quarantines, stay-at-home, executive and similar government orders and the prioritization of healthcare resources, could adversely impact our business, results of operations and future growth prospects. For ongoing and planned clinical trials, we anticipate and have experienced some temporary delays or disruptions due to the COVID-19 pandemic, including limited or reduced patient access to trial investigators, hospitals and trial sites, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites, which could adversely impact our development plans, including the initiation of planned clinical trials, the rate of enrollment and our ability to conduct ongoing clinical trials. There may also be local orders affecting one or more trial sites, which may trigger mandated changes to our clinical trial protocols or temporary suspensions in the affected trial sites. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations have occurred and could continue to occur or be expanded in scope or duration, which could adversely impact ongoing and planned clinical trials, our employees and business operations, personnel at our third-party suppliers and other vendors in the U.S. and other countries, the availability, cost or supply of materials, which may cause delays or disruptions to development plans for our drug candidates or clinical or commercial supply chains for our current or future approved drugs and drug candidates, and sales and marketing activities related to AYVAKIT/AYVAKYT, GAVRETO and any drug candidates for which we may receive marketing approval in the U.S. or other geographies in the future.

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

The development of pharmaceuticals is capital-intensive. We are currently advancing multiple drug candidates and development programs through clinical and preclinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates, including marketing approval for avapritinib for additional indications or in additional geographies and for pralsetinib. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT/AYVAKYT, GAVRETO and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We may also need to raise additional funds if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we may seek additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

●	the success of our commercialization efforts and market acceptance for AYVAKIT/AYVAKYT, GAVRETO or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT/AYVAKYT, GAVRETO and any of our current or future drug candidates for which we receive marketing approval;
●	the costs of securing manufacturing, packaging and labeling arrangements for development activities and commercial production, including API, drug substance and drug product material for use in pre-clinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including seeking marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies;
●	the success of our collaborations with Roche and CStone and our license agreement with Clementia, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration or license agreements, or any collaboration, partnership or license agreements that we may enter into in the future;

●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the success of our current or future collaborations for the development and commercialization of companion diagnostic tests;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations.

Identifying potential drug candidates and conducting pre-clinical development and testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals, including for avapritinib and pralsetinib for additional indications or in additional geographies, and achieve sales for any of our drug candidates that receive marketing approval. In addition, our approved drugs and drug candidates, if approved, may not achieve commercial success. Accordingly, we may need to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Risks Related to Drug Development and Regulatory Approval

If we are unable to advance our drug candidates to clinical development, obtain regulatory approval for our drug candidates, including for avapritinib and pralsetinib for additional indications or in additional geographies, and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We have four drug candidates currently in clinical development: avapritinib, pralsetinib, fisogatinib and BLU-263. All of our other drug candidates and development candidates are currently in pre-clinical or earlier stages of development. We have invested significant efforts and financial resources in the identification and pre-clinical development of kinase inhibitors, including the development of our drugs and drug candidates. Our ability to generate substantial drug revenues, if ever, will depend heavily on the successful development and commercialization of our drugs and drug candidates. Each of our drug candidates, including avapritinib and pralsetinib for additional indications or in additional geographies, will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate substantial revenues from drug sales. Further clinical development, manufacturing and regulatory activities, and substantial investment will be required before we may obtain marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies, if at all. In addition, for some of our drug candidates, in order to select patients most likely to respond to treatment and rapidly confirm mechanistic and clinical proof-of-concept, or to identify appropriate patients for any drug candidates for which we obtain approval, we may be required or we may seek to develop companion diagnostic tests, which are assays or tests to identify an appropriate patient population. For example, we have entered into or plan to enter into agreements with third parties to develop and/or commercialize companion diagnostics for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions and medullary thyroid carcinoma, or MTC patients with RET mutations. Companion diagnostic tests are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our approved drugs and drug candidates will depend on several factors, including the following:

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

We may not be able to initiate or continue clinical trials for our drug candidates, including avapritinib for additional indications, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. In particular, because we are focused on diseases in genomically defined patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, we have experienced some temporary delays or disruptions in enrollment in our ongoing clinical trials due to the COVID-19 pandemic, and we anticipate we may experience additional delays or disruptions in the future due to the COVID-19 pandemic and changes in local site or IRB policies, availabilities of site staff, reprioritization of hospital resources, restricted access to healthcare professionals and testing sites and other containment measures or concerns among patients about participating in clinical trials during a pandemic. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as AYVAKIT/AYVAKYT, GAVRETO and our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

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

Because the target patient populations for AYVAKIT/AYVAKYT, GAVRETO and our drug candidates are relatively small, it may be difficult to successfully identify patients, which could delay enrollment for our trials.

We focus our research and development on treatments for cancer and rare diseases, including genomically defined cancer and diseases driven by abnormal kinase activation. Because the target patient populations for AYVAKIT/AYVAKYT, GAVRETO and our drug candidates are relatively small, it may be difficult to successfully identify patients. We have entered into or plan to enter into agreements with third parties to develop a companion diagnostic test for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, fisogatinib in order to identify HCC patients with FGFR4 pathway activation and pralsetinib in order to identify NSCLC patients with RET fusions and MTC patients with RET mutations, and we may engage third parties to develop companion diagnostic tests for use in some of our other current or future clinical trials. However, we may experience delays in reaching, or fail to reach, agreement on acceptable terms to develop companion diagnostic tests with third parties, and any third parties whom we engage to develop companion diagnostic tests may experience delays or may not be successful in developing such companion diagnostic tests, furthering the difficulty in identifying patients for our clinical trials. In addition, current commercially available diagnostic tests to identify appropriate patients for our clinical trials or any approved drug candidates may become unavailable in the future.

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

Our drug candidates and any companion diagnostic tests related to our approved drugs or drug candidates, including the companion diagnostic tests that we are developing or have developed for AYVAKIT/AYVAKYT in order to identify GIST patients with the PDGFRA D842V mutation, pralsetinib in order to identify NSCLC patients with RET fusions and MTC patients with RET mutations and fisogatinib in order to identify HCC patients with FGFR4 pathway activation, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We may also need marketing clearance or approval for any related companion diagnostic tests, including the companion diagnostic tests that we are developing for avapritinib and fisogatinib.

We have limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to other drugs and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification. As of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended.

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

Review of our NDA for pralsetinib for the treatment of patients with advanced or metastatic RET mutant MTC and RET fusion-positive thyroid cancers under the FDA’s RTOR program and planned additional marketing applications for pralsetinib for RET fusion-positive NSCLC through the FDA’s Project Orbis initiative may not lead to a faster regulatory review or approval for pralsetinib, and they do not increase the likelihood that pralsetinib will obtain marketing approval.

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

Pralsetinib is approved in the U.S. with accelerated approval under the brand name GAVRETO for the treatment of adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA approved test. In addition, the EMA is currently reviewing our MAA for pralsetinib for RET fusion-positive NSCLC. We plan to submit additional marketing applications for pralsetinib for RET fusion-positive NSCLC through the FDA’s Project Orbis initiative, which provides a framework for concurrent submission and review of marketing applications for oncology products among international health authorities. In the second quarter of 2020, we submitted an NDA to the FDA for pralsetinib for the treatment of patients with advanced or metastatic RET mutant MTC and RET fusion-positive thyroid cancers and the FDA set a Prescription Drug User Fee Act, or PDUFA, action date of February 28, 2021. This NDA was submitted under the FDA’s Oncology Center of Excellence Real-Time Oncology Review pilot program, or RTOR program, which aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality by the FDA.

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

We are required to comply with comprehensive and ongoing regulatory requirements for our approved drugs and, if we receive regulatory approval, our drug candidates, including conducting confirmatory clinical trials of any drug that receives accelerated approval. In addition, our drugs and drug candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.

Any current or future drug candidate for which we receive accelerated approval from the FDA, including GAVRETO, or similar conditional approval from the EMA, including AVYAKYT, or comparable regulatory authorities in other jurisdictions may be required to undergo one or more confirmatory clinical trials. If such drug candidate fails to meet its safety and efficacy endpoints in such confirmatory clinical trials, the regulatory authority may withdraw its approval. There is no assurance that any such drug candidate will successfully advance through its confirmatory clinical trial(s). Therefore, even if a drug candidate receives accelerated approval from the FDA or similar conditional approval from the EMA or comparable regulatory authorities, such approval may be withdrawn at a later date.

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

Risks Related to Commercialization

We have limited experience as a commercial company and the marketing and sale of AYVAKIT/AYVAKYT, GAVRETO or any future approved drugs may be unsuccessful or less successful than anticipated.

We have two approved precision therapies, AYVAKIT/AYVAKYT and GAVRETO. While we have initiated the commercial launch of AYVAKIT and GAVRETO in the U.S. and AYVAKYT in Europe, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. Marketing applications for avapritinib and pralsetinib for additional indications are currently under review or planned in the U.S. and Europe. To execute our business plan, in addition to successfully marketing and selling our approved drugs, we will need to successfully:

●	establish and maintain our relationships with healthcare providers who will be treating the patients who may receive our drugs and any future drugs;
●	obtain and maintain adequate pricing and reimbursement for AYVAKIT/AYVAKYT, GAVRETO and any future drugs;
●	gain regulatory acceptance for the development and commercialization of the drug candidates in our pipeline;
●	develop and maintain successful strategic alliances; and
●	manage our spending as costs and expenses increase due to clinical trials, marketing approvals, and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop drug candidates, commercialize AYVAKIT/AYVAKYT, GAVRETO or any future drugs, raise capital, expand our business or continue our operations.

The commercial success of our current and future drugs will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

AYVAKIT/AYVAKYT, GAVRETO and any other drugs that we may bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these drugs do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our approved drugs and any current or future drug candidates for which we receive marketing approval will depend on a number of factors, including:

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

Even if a potential drug displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the drug will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our drugs may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors. Any of these factors may cause our approved drugs or any current or future drug candidates for which we receive marketing approval to be unsuccessful or less successful than anticipated.

If we are unable to establish additional commercial capabilities and infrastructure, we may be unable to generate sufficient revenue to sustain our business.

Although we have established our initial commercial infrastructure, we are continuing to build out our commercial capabilities and infrastructure and have limited sales and distribution experience and limited capabilities for marketing and market access. To successfully commercialize our approved drugs or any current or future drug candidates for which we receive marketing approval, we will need to develop these capabilities and further expand our infrastructure to support commercial operations in the U.S., Europe and other regions, either on our own or with others. We may be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without a significant internal team or the support of a third party to perform these functions, including marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Factors that may inhibit our efforts to commercialize our drugs include:

●	our inability to recruit, train and retain adequate numbers of sales and marketing personnel;
●	the inability of sales personnel to obtain access to or to persuade adequate numbers of physicians to prescribe our drugs;
●	unforeseen costs and expenses associated with maintaining an independent sales and marketing organization; and
●	delays or disruptions to sales and marketing activities due to the COVID-19 pandemic.

In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of our drug candidates could be delayed which would negatively impact our ability to generate product revenues.

Our reliance on single-source third-party suppliers could harm our ability to commercialize our drugs or any other drug candidates that may be approved in the future.

We do not currently own or operate manufacturing facilities for the production of our drugs or any other drug candidates that may be approved in the future. We rely on single-source third-party suppliers to manufacture and supply our drugs, which may not be able to produce sufficient inventory to meet commercial demand in a timely manner, or at all. Our third-party suppliers may not be required to provide us with any guaranteed minimum production levels or have dedicated capacity for our drugs. As a result, there can be no assurances that we will be able to obtain sufficient quantities of our drugs or any other drug candidates that may be approved in the future, which could have a material adverse effect on our business as a whole.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If avapritinib receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin, a multi-kinase inhibitor with KIT D816V inhibitory activity. In addition, if avapritinib is approved for advanced SM or if avapritinib or BLU-263 are approved for indolent SM, they may face competition from other drug candidates in development for these indications, including drug candidates being developed by AB Science S.A., Allakos Inc. and Cogent Biosciences, Inc. (formerly known as Unum Therapeutics).

AYVAKIT/AYVAKYT may face competition from drug candidates in development for GIST, including those being developed by AB Science S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Cogent Biosciences, Inc., Deciphera Pharmaceuticals, LLC, Exelixis, Inc., Ningbo Tai Kang Medical Technology Co. Ltd. and Xencor, Inc.

GAVRETO faces competition for RET fusion-positive NSCLC from Eli Lilly and Company’s selpercatinib, which was approved by the FDA in May 2020 for the treatment of RET-driven NSCLC, MTC and thyroid cancer. If pralsetinib receives marketing approval for patients with RET-altered thyroid carcinoma, including MTC, and other solid tumors, it will also face competition from selpercatinib for these additional indications. In addition, pralsetinib may face competition from other drug candidates in development, including those being developed by AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. Roche, Stemline Therapeutics, Inc., and Turning Point Therapeutics, Inc., as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, sorafenib, sunitinib and vandetinib.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drugs and drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostic tests. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostic tests. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into or plan to enter into agreements to develop and/or commercialize companion diagnostic tests with third parties for AYVAKIT in order to identify GIST patients with the PDGFRA D842V mutation, pralsetinib in order to identify NSCLC patients with RET fusions and MTC patients with RET mutations and fisogatinib in order to identify HCC patients with FGFR4 pathway activation. We have not yet initiated commercialization of these companion diagnostic tests or development and commercialization of companion diagnostic tests for any of our other programs. We have limited experience in the development and commercialization of companion diagnostic tests and may not be successful in developing and commercializing appropriate companion diagnostic tests to pair with our approved drugs or drug candidates that receive marketing approval. In addition, current commercially available diagnostic tests may become unavailable in the future. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the U.S. as medical devices and require separate regulatory clearance or approval prior to commercialization. Given our limited experience in developing and commercializing companion diagnostic tests, we are relying on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize the companion diagnostic tests for avapritinib, pralsetinib and fisogatinib, and we expect to rely in whole or in part on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize any other companion diagnostic tests for our drugs and drug candidates. We and our collaborators may encounter difficulties in developing and obtaining clearance or approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic test that we may seek to develop:

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

We may face competition in the U.S. for our current and future drug candidates and approved drugs from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, states and Indian tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act, and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

We face significant competition in seeking appropriate collaborators and licensing partners. Whether we reach a definitive agreement for a collaboration or license will depend, among other things, upon our assessment of the collaborator’s or licensing partner’s resources and expertise, the terms and conditions of the proposed agreement and the proposed partner’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the U.S., the potential market for the subject drug or drug candidate, the costs and complexities of manufacturing and delivering such drug or drug candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator or licensing partner may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration or licensing arrangement could be more attractive than the one with us for our drug candidate. The terms of any additional collaborations, licenses or other arrangements that we may establish may not be favorable to us. We may also be restricted under our collaboration agreements with Roche and CStone and our license agreement with Clementia from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

We contract with third parties for the manufacture of our drug candidates for pre-clinical development and clinical trials, and for the manufacture of AYVAKIT/AYVAKYT and GAVRETO for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drugs or drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter.  Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Certain of our research and development, clinical trials and manufacturing and supply for certain raw materials used in our drugs and our drug candidates takes place in China through third-party CROs, collaborators or manufacturers. A significant disruption in the operation of those CROs, collaborators or manufacturers, could materially adversely affect our business, financial condition and results of operations.

We have relied on certain third parties located in China to manufacture and supply certain raw materials used in our drugs and our drug candidates, and we expect to continue to use such third party manufacturers for such purposes. In addition, certain of our drug candidates are being evaluated at clinical trial sites in China under our collaboration with CStone and through CROs located in China. A natural disaster, epidemic or pandemic disease outbreaks, including the recent COVID-19 pandemic, trade war, political unrest or other events in China could disrupt the business or operations of CROs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China that significantly impacts such third parties, including services provided by CROs for our research and development programs, clinical trial operations conducted by CROs or our collaborators, or our manufacturers ability to produce raw materials in adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future approved drugs or drug candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China, and we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases in China and the availability of skilled labor declines in China.

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

As of October 15, 2020, we owned nine issued U.S. patents, 13 issued foreign patents, including one European patent validated in 38 countries, three pending U.S. non-provisional patent applications, five pending U.S. provisional patent applications, four pending PCT international applications and 23 pending foreign patent applications directed to our KIT and PDGFRA program, including avapritinib and BLU-263. The patents that have issued or will issue covering our KIT and PDGFRA program will have a statutory expiration date between 2034 and 2041. Patent term adjustments or patent term extensions could result in later expiration dates for avapritinib or BLU-263.

As of October 15, 2020, we owned seven issued U.S. patents, five pending U.S. non-provisional patent applications, three U.S. provisional patent applications, two pending PCT international applications, two issued foreign patents and 38 pending foreign patent applications directed to our RET program, including pralsetinib. The patents that have issued or will issue covering our RET program will have a statutory expiration date between 2036 and 2041. Patent term adjustments or patent term extensions could result in later expiration dates.

As of October 15, 2020, we owned eight issued U.S. patents, three pending U.S. non-provisional patent applications, two pending PCT international applications, 26 issued foreign patents and 29 pending foreign patent applications directed to our FGFR4 program, including fisogatinib. The patents that have issued or will issue covering our FGFR4 program will have a statutory expiration date between 2033 and 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of October 15, 2020, we owned seven issued U.S. patents, six pending U.S. non-provisional patent applications, five pending European Union patent applications and six issued European patents directed to this technology. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

We are highly dependent on the research and development, clinical, business development, financial and legal expertise of Jeffrey W. Albers, our President and Chief Executive Officer, Fouad Namouni, M.D., our President, Research & Development, Anthony L. Boral, our Chief Medical Officer, Debra Durso-Bumpus, our Chief People Officer, Marion Dorsch, our Chief Scientific Officer, Kathryn Haviland, our Chief Operating Officer, Michael Landsittel, our Chief Financial Officer, Tracey McCain, our Chief Legal and Compliance Officer, Christopher Murray, our Senior Vice President of Technical Operations, and Christina Rossi, our Chief Commercial Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of our executive officers may terminate their employment with us at any time. In addition, insurance coverage is increasingly expensive, including with respect to directors and officers liability insurance, or D&O insurance. We may not be able to maintain D&O insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise. An inability to secure and maintain D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of October 15, 2020, we had 420 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

For example, the departure of the United Kingdom from the European Union, commonly referred to as Brexit, could result in the United Kingdom or the European Union significantly altering its regulations affecting the clearance or approval of our drug candidates that are developed in the United Kingdom. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our drug candidates receive regulatory approval in the United Kingdom, the European Union and elsewhere. In addition, the announcement of Brexit and the withdrawal of the United Kingdom from the European Union have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

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

Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. On May 25, 2018, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR, took effect. The GDPR applies to any company established in the European Union as well as any company outside the European Union that collects or otherwise processes personal data in connection with the offering goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. The GDPR imposes additional obligations and risk upon our business and substantially increase the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. If enacted, we will be subject to the EU ePrivacy Regulation, which is a proposed regulation of privacy and electronic communications. In addition, we are subject to the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposes sweeping privacy and security obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unredacted or unencrypted personal information. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The CCPA became enforceable as of July 1, 2020, but there continues to be uncertainty about how the law will be interpreted and enforced. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could lead to government enforcement actions and significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $109.00 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through October 28, 2020. As a result of this volatility, our stockholders could incur substantial losses.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2019, we had federal net operating loss carryforwards of $812.2 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. In addition, pursuant to the TCJA (as modified by the CARES Act), we may not use net operating loss carry-forwards generated in taxable years beginning after December 31, 2017 to reduce our taxable income in any year beginning after December 31, 2020 by more than 80%, and we may not carry back any net operating losses generated in taxable years beginning after December 31, 2020 to prior years. These new rules apply regardless of the occurrence of an ownership change.

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

Blueprint Medicines Corporation

Date: October 29, 2020	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 29, 2020	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)