Form 10-K
period 2020-12-31
Blueprint Medicines Corp
filed 2021-02-17
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☑

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on the Nasdaq Global Select Market on such date, was approximately $4,234,191,078.

Number of shares of the registrant’s common stock, par value $0.001 per share, outstanding on February 15, 2021: 57,957,641

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Unless otherwise stated, all references to “us,” “our,” “Blueprint,” “Blueprint Medicines,” “we,” the “Company” and similar designations in this Annual Report on Form 10-K refer to Blueprint Medicines Corporation and its consolidated subsidiaries. Blueprint Medicines, AYVAKIT™, AYVAKYT®, GAVRETO™ and associated logos are trademarks of Blueprint Medicines Corporation. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

RISK FACTOR SUMMARY

Below is a summary of the material risks to our business, operations and the investment in our common stock. This summary does not address all of the risks that we face. Risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K in its entirety before making investment decisions regarding our common stock.

●	We have limited experience as a commercial company and the marketing and sale of AYVAKIT™ (avapritinib) (marketed in Europe under the brand name AYVAKYT®), GAVRETO™ (pralsetinib) or any future approved drugs may be unsuccessful or less successful than anticipated.
●	The commercial success of our current and future drugs will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
●	If we are unable to establish additional commercial capabilities and infrastructure, we may be unable to generate sufficient revenue to sustain our business.
●	If the market opportunities for our approved drugs or drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected.
●	We face substantial competition, which may result in others commercializing, developing or discovering drugs before or more successfully than we do.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any of our approved drugs or drug candidates that we may develop.
●	If we are unable to advance our drug candidates to clinical development, obtain regulatory approval for our drug candidates, including for avapritinib and pralsetinib for additional indications or in additional geographies, and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates and, if applicable, for any related companion diagnostic tests, we will not be able to commercialize, or may be delayed in commercializing, such drug candidates, and our ability to generate revenue will be materially impaired.
●	Our drugs and drug candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, result in restrictive distribution or result in significant negative consequences following marketing approval, if any.
●	We may not be successful in our efforts to expand our pipeline of drug candidates.
●	We are required to comply with comprehensive and ongoing regulatory requirements for any of our current or future approved drugs, including conducting confirmatory clinical trials for any drug that receives accelerated approval. In addition, our current or future approved drugs could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.
●	We are a precision therapy company with a limited operating history. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	We have entered into collaborations and licenses with our partners for the development and commercialization of several of our drugs and drug candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these drugs and drug candidates.
●	We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.
●	We contract with third parties for the manufacture of our approved drugs and drug candidates, including for pre-clinical, clinical and commercial supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our approved drugs or drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and drugs or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
●	Our business, results of operations and future growth prospects could be materially and adversely affected by the COVID-19 pandemic.
●	We may acquire or in-license businesses, technologies or platforms, approved drugs, drug candidates or discovery-stage programs, or form strategic alliances, collaborations or partnerships, in the future, and we may not realize the benefits of such acquisitions, in-licenses, alliances, collaborations or partnerships.
●	The price of our common stock has been and may in the future be volatile and fluctuate substantially.

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

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT/AYVAKYT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the rate and degree of market acceptance of AYVAKIT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for avapritinib, pralsetinib, and any current and future drug candidates;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;
●	the potential benefits of our collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc. to develop and commercialize pralsetinib globally (excluding Greater China), our cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., and our collaboration with CStone Pharmaceuticals to develop and commercialize avapritinib, pralsetinib and fisogatinib in Greater China, as well as our ability to maintain these collaborations and establish additional strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc. to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;
●	the development of companion diagnostic tests for our current or future drugs or drug candidates;
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;

●	developments relating to our competitors and our industry;
●	the actual or potential benefits of designations granted by the U.S. Food and Drug Administration, or FDA, such as orphan drug, fast track and breakthrough therapy designation or priority review; and
●	the impact and scope of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones, including our ongoing and planned research and discovery activities, ability to conduct ongoing and planned clinical trials, clinical supply of current or future drug candidates, and the launch, marketing, sale and commercial supply of AYVAKIT, GAVRETO and any current or future drug candidates for which we receive marketing approval.

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

For purposes of this Annual Report on Form 10-K, including the footnotes to our consolidated financial statements, (i) with respect to our collaboration for pralsetinib, Roche means F. Hoffmann-La Roche Ltd and Genentech, Inc., and (ii) with respect to our cancer immunotherapy collaboration, Roche means F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

Part I

Item 1. Business.

Overview

We are a global precision therapy company that is inventing transformative medicines for people with cancer and hematologic disorders. Applying an approach that is both precise and agile, we create therapies that selectively target genetic drivers, with the goal of staying one step ahead across stages of disease. Since 2011, we have leveraged our research platform, including expertise in molecular targeting and world-class drug design capabilities, to rapidly and reproducibly translate science into a broad pipeline of precision therapies. We are delivering our approved medicines, AYVAKIT™/AYVAKYT® (avapritinib) and GAVRETO™ (pralsetinib), to patients in the U.S. and Europe, and we are globally advancing multiple programs for genomically defined cancers, systemic mastocytosis, and cancer immunotherapy.

Our drug discovery approach combines our deep understanding of kinase biology with our proprietary compound library and chemistry expertise to design highly selective and potent precision therapies, with the goal of delivering significant and durable clinical benefit to patients based on the genetic driver of their disease. This uniquely targeted, scalable approach is designed to empower the rapid design and development of new treatments and increase the likelihood of success. In addition, our business model integrates our research engine with robust clinical development and commercial capabilities in oncology and hematology to create a cycle of innovation.

Systemic Mastocytosis and other Mast Cell Disorders — Avapritinib and BLU-263

Avapritinib

We are developing avapritinib for the treatment of systemic mastocytosis, or SM, a rare hematologic disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure. Nearly all cases of SM are driven by the KIT D816V mutation, which aberrantly activates mast cells.

In December 2020, we submitted a supplemental new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for avapritinib for the treatment of adult patients with advanced SM. In February 2021, the FDA accepted our application and set a Prescription Drug User Fee Act, or PDUFA, action date of June 16, 2021. We also submitted a Type II variation marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for avapritinib for advanced SM in February 2021.

We are currently evaluating avapritinib in an ongoing registration-enabling Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and an ongoing registration-enabling Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial. In September 2020, we reported positive top-line data from the EXPLORER and PATHFINDER trials. We plan to present registrational data from the PATHFINDER trial in the first half of 2021. In addition, we are evaluating avapritinib in an ongoing registration-enabling Phase 2 clinical trial in non-advanced SM, which we refer to as our PIONEER trial. In 2020, we reported data from the dose-finding portion (Part 1) of the PIONEER trial and initiated the registration-enabling Part 2 of the PIONEER trial. We expect to complete enrollment of Part 2 of the PIONEER trial in mid-2021.

The FDA has granted breakthrough therapy designation to avapritinib for (i) the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia, and (ii) the treatment of moderate to severe indolent SM. In addition, the FDA has granted orphan drug designation to avapritinib for the treatment of mastocytosis, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of mastocytosis.

BLU-263

BLU-263 is an investigational, orally available, potent and highly selective KIT inhibitor that we are developing for the treatment of non-advanced SM and other mast cell disorders. BLU-263 is designed to have equivalent potency as avapritinib, with low off-target activity and lower penetration of the central nervous system, or CNS, relative to avapritinib based on preclinical data, which we believe will enable development of BLU-263 in a broad population of patients with non-advanced SM, including patients with lower disease burden requiring potentially life-long chronic therapy, and potentially patients with other mast cell disorders. In January 2021, we announced positive top-line results from a Phase 1 trial of BLU-263 in healthy volunteers. Based on these data, in mid-2021, we plan to initiate a Phase 2 trial of BLU-263 in patients with non-advanced SM, which we refer to as our HARBOR trial.

RET-altered Cancers — GAVRETO™ (pralsetinib)

We are developing and commercializing pralsetinib for the treatment of RET fusion-positive non-small cell lung cancer, or NSCLC, and for the treatment of RET-altered thyroid carcinoma, including medullary thyroid carcinoma, or MTC. We are also developing pralsetinib for the treatment of other RET-altered solid tumors. We have granted exclusive licenses to Roche and CStone Pharmaceuticals, or CStone, to develop and commercialize pralsetinib in their respective territories. See “—Collaborations and Licenses Summary” below.

Pralsetinib is approved in the U.S. with accelerated approval under the brand name GAVRETO for the treatment of (i) adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA approved test, (ii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant MTC who require systemic therapy, and (iii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate).

The EMA is currently reviewing our MAA for pralsetinib for RET fusion-positive NSCLC. If approved by the European Commission, Roche plans to launch pralsetinib in RET fusion-positive NSCLC in Europe in the first half of 2021. Roche also plans to submit a Type II variation MAA to the EMA for pralsetinib for RET-altered thyroid cancers in the second half of 2021, and to submit marketing applications for pralsetinib for RET-altered NSCLC and thyroid cancers across multiple additional global geographies in 2021. In addition, China’s National Medical Products Administration, or NMPA, accepted an NDA submitted by CStone in the third quarter of 2020 for pralsetinib for the treatment of RET fusion-positive NSCLC patients previously treated with platinum-based chemotherapy.

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

The FDA has granted breakthrough therapy designation to pralsetinib for (i) the treatment of patients with RET fusion-positive NSCLC that has progressed following platinum-based chemotherapy and (b) the treatment of patients with RET mutation-positive MTC that requires systemic treatment and for which there are no acceptable alternative treatments. In addition, the FDA has granted orphan drug designation to pralsetinib for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC.

PDGFRA-Driven Gastrointestinal Stromal Tumors — AYVAKIT™ / AYVAKYT® (avapritinib)

We are commercializing avapritinib for the treatment of patients with PDGFRA exon 18 mutant gastrointestinal stromal tumors, or GIST, a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract. Avapritinib is approved in the U.S. under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumors harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and is approved in the European Union with conditional marketing authorization under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring a PDGFRA D842V mutation.

The European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST. In addition, the NMPA accepted an NDA submitted by CStone in the first quarter of 2020 for avapritinib for the treatment of adults with unresectable or metastatic PDGFRA exon 18 mutant GIST. CStone also submitted an NDA to the Taiwan Food and Drug Administration, or the TFDA, for avapritinib for the indication of adult patients with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and received priority review designation from the TFDA.

Treatment-Resistant EGFR-Mutated NSCLC

We are developing two investigational EGFR inhibitors, BLU-701 and BLU-945, with the goal of addressing the most common on-target resistance mutations to currently available EGFR-targeted therapies. While the introduction of EGFR-targeted therapies, including osimertinib, has transformed the care of patients with EGFR-driven NSCLC, treatment resistance is a significant emerging unmet medical need.

In addition to targeting EGFR resistance mutations, BLU-701 and BLU-945 were specifically designed for selectivity over wild-type EGFR and other kinases to enable potential improved tolerability and also combination strategies. In addition, in preclinical tumor models, both drug candidates have shown CNS activity, highlighting the potential to address CNS metastases which are more common in treatment-experienced NSCLC patients.

We plan to initially develop BLU-701 and BLU-945 as monotherapies and in combination with each other and other therapies to overcome treatment resistance in specific patient populations with EGFR-driven NSCLC.

EGFR-Positive Double Mutant NSCLC — BLU-701

BLU-701 is a selective and potent investigational inhibitor of double-mutant EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired C797S mutation, the most common on-target resistance mutation to osimertinib. We plan to initially develop BLU-701 as a monotherapy and in combination with other therapies. We plan to present foundational preclinical data for BLU-701 in the first half of 2021, and we plan to initiate a Phase 1 trial of BLU-701 in the second half of 2021.

EGFR-Positive Triple Mutant NSCLC — BLU-945

BLU-945 is a selective and potent investigational inhibitor of triple-mutant EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired T790M and C797S mutations, the most common on-target resistance to first-generation EGFR inhibitors and osimertinib, respectively.

In preclinical data presented in September 2020, BLU-945 inhibited triple mutant EGFR with sub-nanomolar potency and demonstrated greater than 900-fold selectivity over wild-type EGFR along with excellent overall kinome selectivity. In a triple mutant EGFR cell-line, BLU-945 potently inhibited the EGFR pathway, while osimertinib demonstrated limited activity. BLU-945 monotherapy resulted in robust anti-tumor activity in multiple cell line-derived and patient-derived xenograft models of triple mutant EGFR NSCLC. In addition, BLU-945 treatment in combination with osimertinib or gefitinib resulted in tumor regression in a triple mutant EGFR NSCLC patient-derived xenograft model, which was derived from a patient with progressive disease following five lines of prior therapy. BLU-945 was also highly active in an intracranial disease model.

Based on these preclinical proof-of-concept data, we plan to initially develop BLU-945 as a monotherapy and in combination with other agents. We plan to initiate a Phase 1 trial of BLU-945 in patients with EGFR-driven NSCLC, in the first half of 2021.

Fisogatinib — Hepatocellular Carcinoma

We are developing fisogatinib for the treatment of advanced hepatocellular carcinoma, or HCC. Fisogatinib is an investigational, orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with HCC, the most common type of liver cancer. As part of our collaboration with CStone, we are evaluating fisogatinib as a monotherapy and in combination with sugemalimab, a clinical-stage anti-PDL1 immunotherapy being developed by CStone, for the treatment of locally advanced or metastatic HCC in an ongoing Phase 1b/2 trial conducted in multiple clinical sites in China. The FDA has granted orphan drug designation to fisogatinib for the treatment of HCC.

Discovery Platform

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases.

In addition to our discovery programs for treatment-resistant EGFR-mutated NSCLC, we currently have the following wholly-owned discovery programs:

●	CDK2 Discovery Program. In February 2021, we announced a discovery program targeting CDK2. CDK2, a cyclin-dependent kinase involved in cell cycle biology, is activated by its regulatory partner Cyclin E, and can drive cancer cell proliferation when Cyclin E is aberrantly expressed. Dysregulated Cyclin E is associated with multiple malignancies and has been shown to be a mechanism of resistance to targeted therapies, including CDK4/6 inhibitors.
●	Other Discovery Programs. In addition to the discovery programs described above, we have two wholly-owned pre-development candidate programs for undisclosed kinase targets.

Under our immunotherapy collaboration with Roche, we are conducting activities for up to two discovery programs, including a development candidate for the kinase target MAP4K1. See “—Collaborations and Licenses Summary” below. We plan to present initial preclinical data for our MAP4K1 development candidate in the first half of 2021.

Collaborations and Licenses Summary

Roche—Immunotherapy Collaboration. In March 2016, we entered into a collaboration with Roche to discover, develop and commercialize up to two small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy (including the kinase target MAP4K1, which is believed to play a role in T cell regulation), as single products or possibly in combination with other therapeutics.

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

Clementia. In October 2019, we entered into a license agreement with Clementia Pharmaceuticals, Inc., or Clementia, a wholly-owned subsidiary of Ipsen S.A., and granted Clementia an exclusive, worldwide, royalty-bearing license to develop and commercialize BLU-782, as well as specified other compounds related to the BLU-782 program. BLU-782 is an investigational, orally available, potent and highly selective inhibitor that targets mutant activin-like kinase 2, or ALK2, in development for the treatment of fibrodysplasia ossificans progressiva, or FOP. The FDA has granted a rare pediatric disease designation, orphan drug designation and fast track designation to BLU-782, each for the treatment of FOP.

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

Our Pipeline

The following chart summarizes our pipeline of approved drugs and drug candidates as of February 15, 2021.

Program	Discovery	Early-Stage Development	Late-Stage Development	Regulatory Submission	Approved
AYVAKIT™ (avapritinib) (KIT and PDGFRA)	PDGFRA GIST[1,2,3]				U.S. / Europe
	Advanced SM2			NDA / MAA
Non-advanced SM2

GAVRETO™ (pralsetinib) (RET)	RET+ NSCLC[1,2,4,5]			MAA	U.S.
	RET+ thyroid cancer[1,2,4,6]			MAA	U.S.
Other RET-altered solid tumors[1,2,4]

Fisogatinib (FGFR4)	Advanced HCC (+/- sugemalimab)[2]

BLU-263 (KIT)	Non-advanced SM

BLU-945 (EGFR+ triple mutant)	EGFR+ NSCLC[1]

BLU-701 (EGFR+ double mutant)	EGFR+ NSCLC[1]

(CDK2)

(MAP4K1)[7]

(2 undisclosed targets)

(1 undisclosed immunokinase target)[7]

(1)	Unresectable or metastatic disease.
(2)	CStone has exclusive rights to develop and commercialize avapritinib, pralsetinib and fisogatinib in Mainland China, Hong Kong, Macau and Taiwan, which we refer to as the CStone territory. For more information, see “—Collaborations and Licenses” below.
(3)	Approved in the U.S. for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. Received conditional marketing authorization in Europe under the brand name AVYAKYT® for the treatment of adults with unresectable or metastatic GIST harboring the PDGFRA D842V mutation.
(4)	Roche has exclusive rights to develop and commercialize pralsetinib worldwide, excluding the U.S. and the CStone territory. We and Roche have co-exclusive rights to develop and commercialize pralsetinib in the U.S. For more information, see “—Collaborations and Licenses” below.

(5)	Received accelerated approval in the U.S. for the treatment of adults with metastatic RET fusion-positive NSCLC. Continued approval may be contingent on a confirmatory trial. The proposed indication for the MAA is locally advanced or metastatic RET fusion-positive NSCLC previously treated with platinum-based chemotherapy.
(6)	Received accelerated approval in the U.S. for the treatment of patients with advanced or metastatic RET-mutant medullary thyroid cancer and RET fusion-positive thyroid cancer. Continued approval may be contingent on confirmatory trials.
(7)	(i) For one of the programs, Roche will receive exclusive worldwide commercialization rights and (ii) for the other program, we will retain commercialization rights in the U.S. and Roche will receive commercialization rights outside of the U.S. if Roche exercises its option. We retain worldwide rights to any programs for which Roche elects not to exercise its applicable option. For more information, see “—Collaborations and Licenses” below.

Our Strategy

As a fully-integrated, global precision therapy company focused on discovering, developing and commercializing a portfolio of precision therapies, our vision is to bring life-changing precision therapies to as many patients with cancer and hematologic disorders as possible. To achieve this goal, key elements of our strategy are as follows:

●Accelerate the global adoption of our approved medicines, AYVAKIT and GAVRETO in the U.S. and AYVAKYT in Europe, by continuing to strengthen and expand our global commercial capabilities and preparing for additional planned commercial launches in additional indications, including advanced and non-advanced SM.
●Deepen our strategic focus on SM and related mast cell disorders by seeking regulatory approvals for avapritinib for the treatment of advanced and non-advanced SM and developing BLU-263 for the treatment of non-advanced SM, as well as exploring opportunities to address the needs of additional patient populations with adjacent hematologic disorders.
●Advance the global development and commercialization of pralsetinib and to seek international regulatory approvals under the Roche pralsetinib collaboration as a treatment for RET-altered cancers.
●Advance our innovative research programs, including BLU-701 and BLU-945, our selective and potent EGFR inhibitors for treatment-resistant EGFR-driven NSCLC, and our other preclinical programs, rapidly through development with plans to seek regulatory approval.
●Expand our broad, differentiated precision medicine pipeline, with a focus on genomically defined cancers and hematologic disorders and continued internal discovery research and innovation, as well as opportunities to acquire or in-license complementary technologies or therapies.
●Evaluate potential additional collaborations, partnerships and licenses that could maximize the value of our existing programs and allow us to leverage the expertise of strategic collaborators, partners and licensors, including in additional geographies where we may not have current operations or expertise.
●Maintain a commitment to building a corporate culture centered by our focus on patient needs, science-driven approach to drug development, and organizational strength through the diversity of experience and perspective across our workforce.

Our Precision Therapy Approach

Our approach is to systematically and reproducibly identify drivers of disease in genomically defined patient populations and to craft drug candidates that provide significant and durable clinical responses to patients. This approach enables us to drug known targets that have been difficult to inhibit selectively and also identify, characterize and design drug candidates to inhibit novel targets. By focusing on diseases in genomically defined patient populations, we believe that we can quickly identify the patients most likely to respond, resulting in a more efficient development path with a greater likelihood of success. To date, our approach has been enabled by our drug discovery platform consisting of two pillars: (1) a proprietary, highly-annotated library of novel compounds; and (2) a novel target discovery engine, which is a comprehensive process that interrogates kinase biology from many angles using genomics, structural biology and cell biology.

We have initially focused our efforts on kinase drug discovery and development. Kinases are enzymes that function in many signaling pathways to regulate critical cellular functions. Kinase-dependent signaling networks are present in multiple different cell types and deregulation of these networks can lead to disease pathology. Abnormal activation of kinases has been shown to drive several key activities of cancer cells, including growth, survival, metabolism, cell motility and angiogenesis. Kinases may become abnormally activated through a number of mechanisms, including when: (1) a gene mutates creating a change in the resulting protein sequence; (2) chromosomes become rearranged creating a translocation or a fusion gene; or (3) excessive amounts of protein are created due to gene duplication or dysregulation leading to overexpression. There is a strong link between genomic alterations in kinases and disease, including specific forms of cancer and rare diseases. Several kinases have been validated as oncogenes, which are genes that when altered can initiate and maintain cancer growth. Ongoing genomic analyses of tumor data sets continue to identify new roles for kinases as drivers of disease.

We believe there is substantial opportunity for developing novel and transformative therapies that target well-characterized but currently difficult-to-drug kinases as well as kinases of unknown biology which constitute the majority of the kinome, by:

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

Disease Overviews

Systemic Mastocytosis (SM)

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

SM comprises a spectrum of disease, with nearly all patients (approximately 95%) having a KIT D816V mutation, the underlying driver of disease for most SM patients. The diagnosis, which is usually made in adulthood, involves a complex diagnostic algorithm that begins with confirmation of SM and subsequently categorizes patients into non-advanced or advanced subtypes of disease. Indolent SM, a subset of non-advanced SM, is the most common form of SM and is characterized by often severe, unpredictable and debilitating symptoms due to mast cell activation. Symptoms may include hypersensitivity reactions, including unpredictable anaphylaxis, gastrointestinal distress including severe nausea, vomiting and diarrhea, and extensive skin rashes that cause pain, discomfort and social isolation. Advanced SM is a more rare form of SM associated with mast cell infiltration of organ systems resulting in increasingly severe impact on life expectancy, and includes three subsets: aggressive SM, or ASM, advanced SM with an associated hematologic neoplasm, SM-AHN, and mast cell leukemia, or MCL. These advanced forms of SM have a median overall survival of three to five years and are characterized by prominent organopathy and dysfunction, as well as symptoms of mast cell activation.

Advanced SM accounts for approximately 5% of the patients, and non-advanced SM, including indolent SM and an intermediate form referred to as smoldering SM, account for the remaining 95% of patients. Population studies estimate the prevalence rate of all subtypes of SM is approximately 9.6 per 100,000 people. We estimate that in the U.S., France, Germany, Italy, Spain, the United Kingdom and Japan, which we collectively refer to as the Major Markets, there are approximately 75,000 patients with SM, including 3,750 patients with advanced SM and 71,250 patients with non-advanced SM.

The current treatment paradigm for SM varies by disease subtype. Currently, there are no approved targeted therapies that address the approximately 95% of SM patients with the KIT D816V mutation. There are two approved therapies for advanced SM: midostaurin and imatinib. Midostaurin is a multi-kinase inhibitor with limited KIT D816V inhibitory activity. Imatinib is approved only for patients who do not harbor the KIT D816V mutation.

For patients with non-advanced SM, management is symptom-directed and includes avoidance of triggers of mast cell activation (such as insect stings). Treatments for non-advanced SM include histamine blockers, cromolyn, epinephrine, corticosteroids, and, in cases of refractory patients, cytoreductive agents. Patients often take multiple symptom-directed treatments to manage their disease, and a reduction in polypharmacy burden is an important treatment goal. Within non-advanced SM, key opinion leaders see the greatest degree of unmet need for a significant portion of patients who have a heavy symptom burden that current therapies fail to address.

For patients with advanced SM, treatments include midostaurin, interferon-alpha or cytoreductive agents to reduce mast cell burden or treatments aimed at addressing the associated blood disorder. Historical data have shown overall survival of approximately three to five years in patients with advanced SM.

We are developing avapritinib for the treatment of systemic mastocytosis and BLU-263 for the treatment of non-advanced SM and other mast cell disorders. Previously reported clinical data of avapritinib for patients with SM are described below. In January 2021, we announced positive top-line results of BLU-263 in a Phase 1 healthy volunteer trial. Based on the top-line results, we plan to initiate a Phase 2 trial of BLU-263 in patients with non-advanced SM in mid-2021.

Clinical Trial Data in SM

Avapritinib—Phase 1 EXPLORER Trial and Phase 2 PATHFINDER Trial

We are evaluating avapritinib for the treatment of patients with advanced SM in our registration-enabling EXPLORER and PATHFINDER clinical trials. The EXPLORER trial is an open-label, single-arm Phase 1 trial. The PATHFINDER trial is an open-label, single-arm Phase 2 trial. Both trials have completed enrollment. For both the EXPLORER and PATHFINDER trials, key endpoints include overall response rate, or ORR, duration of response, or DOR, quantitative measures of mast cell burden, patient-reported outcomes and safety.

Top-line Data Announced in September 2020

Across both trials, 85 patients were evaluable for response per the modified IWG-MRT-ECNM criteria, or IWG criteria, including 44 patients treated with a starting dose of 200 mg once daily, or QD. Top-line results were reported as of a data cutoff date of May 27, 2020 in the EXPLORER trial and a data cutoff date of June 23, 2020 in the PATHFINDER trial, with response assessments per central review completed in September 2020. Registrational endpoints are ORR and DOR based on central review. ORR was defined as complete remission with full or partial recovery of peripheral blood counts, or CR/CRh, partial remission or clinical improvement. The confidence interval, or CI, represents the confidence interval of the reported endpoints. All reported clinical responses were confirmed.

Clinical Activity Data. In the EXPLORER trial, 53 patients were response evaluable, with a median follow-up of 27.3 months. In EXPLORER, the ORR was 76 percent (95% CI: 62%, 86%), and 36 percent of patients had a CR/CRh. The median DOR was 38.3 months (95% CI: 21.7 months, not estimable). The median overall survival, or OS, was not estimable (95% CI: 46.9 months, not estimable).

In a pre-specified interim analysis from the PATHFINDER trial, 32 patients were response evaluable, with a median follow-up of 10.4 months. The ORR was 75 percent (95% CI: 57%, 89%), and 19 percent of patients had a CR/CRh. In addition, the data showed that responses are continuing to deepen over time, at a rate consistent with the EXPLORER trial. The median DOR was not estimable (95% CI: not estimable, not estimable), and OS was not assessed due to the length of time patients have been enrolled in PATHFINDER. The top-line PATHFINDER results were based on a pre-planned analysis designed to assess the superiority of avapritinib versus the ORR per IWG criteria previously reported for the multi-kinase inhibitor midostaurin. The interim analysis achieved its primary endpoint with a p-value of p=0.0000000016.

In a pooled efficacy analysis from the 200 mg QD dose group, 44 patients were response evaluable, with a median follow-up of 10.4 months. In this group, the ORR was 68 percent, and 18 percent of patients had a CR/CRh.

Safety Data. Avapritinib was generally well-tolerated with most adverse events, or AEs, reported as Grade 1 or 2. In the EXPLORER and PATHFINDER trials, avapritinib demonstrated improved tolerability at a starting dose of 200 mg QD, compared to all doses. Across both trials, 8.1 percent of patients discontinued avapritinib due to treatment-related AEs.

Previously reported results from the EXPLORER trial showed that pre-existing severe thrombocytopenia, which occurs in approximately 10 to 15 percent of advanced SM patients based on our estimates, and starting doses of 300 mg QD or higher were contributing risk factors for intracranial bleeding, or ICB. Based on these data, we implemented treatment management guidelines in the EXPLORER and PATHFINDER trials, including exclusion criteria for pre-existing severe thrombocytopenia, routine platelet monitoring and dose interruption guidelines for emergent severe thrombocytopenia. In 76 EXPLORER and PATHFINDER trial patients without pre-existing severe thrombocytopenia treated at the 200 mg QD dose, two patients (2.6 percent) had ICB events. Both AEs were Grade 1 and asymptomatic. These safety data validate the clinical impact of the treatment management guidelines.

Phase 2 PIONEER Trial

PIONEER is a randomized, double-blind, placebo-controlled, registration-enabling trial evaluating avapritinib in patients with indolent and smoldering SM. The trial includes three parts: dose-finding Part 1, registration-enabling Part 2 and long-term treatment Part 3. All patients who complete Parts 1 or 2 will have an opportunity to continue to receive treatment with avapritinib in Part 3. Key trial endpoints include the change in patient-reported disease symptoms as measured by the Indolent SM Symptom Assessment Form Total Symptom Score, or ISM-SAF TSS, quantitative measures of mast cell burden and safety. Part 1 has completed patient enrollment. We expect to complete enrollment of Part 2 of the PIONEER trial in mid-2021.

Data Presented at American Academy of Allergy, Asthma & Immunology Virtual Forum in March 2020

Part 1 of the PIONEER trial was designed to determine the recommended phase 2 dose, or RP2D, by evaluating three doses of avapritinib (25 mg, 50 mg and 100 mg QD) versus placebo. Key eligibility criteria include adults with indolent SM confirmed by central pathology review and moderate-to-severe symptom burden despite best supportive care medicines. Overall, 39 patients were enrolled in Part 1 across four concurrent cohorts, consisting of 10 patients each in the avapritinib dose cohorts and nine patients in the placebo cohort. Patient-reported outcomes, or PRO, data were collected using the ISM-SAF, which was designed with input from disease experts, patients and regulatory authorities to support registration. All results were as of a data cutoff date of December 27, 2019.

Baseline Patient Characteristics. Patients had high symptom burden at baseline, with a mean ISM-SAF TSS of 53 on a scale of 0 to 110. Eight patients (21 percent) had an Eastern Cooperative Oncology Group Performance Status of 2, reflecting the inability to carry out any work activities. Patients received a median of four best supportive care medicines at baseline (range: 2-9). Median serum tryptase was 45 micrograms per liter (the upper limit of normal is 11.4 micrograms per liter). A high sensitivity polymerase chain reaction assay on peripheral blood detected the KIT D816V mutation in 37 patients (95 percent).

Clinical Activity Data. Avapritinib showed broad activity across measures of mast cell burden, the patient reports outcomes, or PRO, clinical benefit measure and quality of life. The consistency of results observed across multiple measures of disease burden support the further evaluation of avapritinib in indolent SM. At 16 weeks, patients had a statistically significant reduction in ISM-SAF TSS, with a mean improvement of approximately 30 percent across all avapritinib dose cohorts compared to approximately 3 percent in the placebo cohort (p=0.001). As of the data cutoff date, 37 patients (95 percent) have remained on study with a median follow-up of 18 weeks.

Results from the 25 mg QD dose cohort show important clinical activity, including meaningful declines in serum tryptase, bone marrow mast cells and KIT D816V allele burden. Treatment with avapritinib led to consistent reductions in the ISM-SAF TSS, gastrointestinal domain, skin domain and each individual symptom. Symptom improvements in patients treated at 25 mg QD continued to deepen over time.

Mean Percent Changes in ISM-SAF at 16 Weeks (negative change = improved symptoms)
	Avapritinib 25 mg QD	Placebo
TSS	-31%	-3%
Skin domain	-37%	+3%
Gastrointestinal domain	-25%	+6%
Neurological symptoms	-26%	-8%

Data from the Mastocytosis Quality of Life, or MC-QoL, questionnaire, a PRO tool developed for mast cell disorders, show improvements in quality of life for patients receiving avapritinib and support the results observed with the ISM-SAF. Patients in the 25 mg QD dose cohort had a mean reduction of 34 percent in the total MC-QoL score and improvements in all four domains assessed (symptoms, social life functioning, emotions and skin). A 7 percent increase from baseline was observed in the placebo cohort.

Safety Data. The safety profile of avapritinib supports chronic dosing in indolent SM. All doses of avapritinib were well-tolerated and no patients discontinued treatment due to AEs. No patients treated with avapritinib in the 25 mg QD dose cohort had serious AEs, Grade 3 or higher AEs, or dose modifications. In the placebo cohort, two patients (22 percent) had Grade 3 AEs, one with seizure and one with diffuse cutaneous mastocytosis; these events also met criteria for serious AEs.

Data Presented at European Academy of Allergy and Clinical Immunology Digital Congress in June 2020

Previously reported data from Part 1 of the PIONEER trial showed that treatment with avapritinib was well-tolerated and resulted in robust and clinically meaningful improvements on measures of mast cell burden, disease symptoms and patient-reported quality of life through 16 weeks. Based on these data, avapritinib 25 mg QD was selected as the RP2D. Updated data on disease symptoms through 24 weeks and new skin assessment results were reported in June 2020.

Clinical Activity Data. As of a data cutoff date of March 31, 2020, updated data from Part 1 of the PIONEER trial showed a deepening of symptom reductions in patients treated with avapritinib through 24 weeks of follow-up. The mean percent change from baseline in ISM-SAF TSS was -35 percent in patients treated with avapritinib 25 mg QD (n=10) compared to -4 percent in patients treated with placebo. In addition, the mean percent change from baseline in ISM-SAF skin domain score was -38 percent for avapritinib 25 mg QD versus +11 percent for placebo.

The updated data also showed a 60 percent response rate in patients treated with avapritinib 25 mg QD compared to a zero percent response rate in patients treated with placebo at 24 weeks, with response defined as a 30 percent or greater reduction in ISM-SAF TSS.

High resolution skin photographs were taken at baseline and every 12 weeks during treatment for patients with significant cutaneous involvement who consented to photography. To assess changes in skin disease, photographs were assessed by a blinded independent review committee and a computational image analysis algorithm. Images and data as of a cutoff of March 31, 2020 were evaluated by the independent committee.

Based on skin photography at 24 weeks or the last available assessment, results showed that skin lesions lightened in 71 percent of patients treated with avapritinib (n=17; all doses) compared to 25 percent of patients treated with placebo (n=8), per blinded review by the independent committee. In addition, the median percent change from baseline in most affected surface area was -35 percent for avapritinib (n=18; all doses) compared to -8 percent for placebo (n=8), based on a computational image analysis algorithm.

Mast cell infiltration in skin lesions was also assessed by lesional skin biopsies obtained at baseline and 12 weeks. The median percent change from baseline in mast cell infiltration was -46 percent for avapritinib (n=18; all doses) compared to +51 percent for placebo (n=7).

Safety Data. As of a data cutoff date of March 31, 2020, avapritinib 25 mg QD was well-tolerated and safety results were consistent with previously reported data, with no Grade ≥3 adverse events or discontinuations due to adverse events.

RET-Altered Cancers

RET is a receptor tyrosine kinase that activates multiple downstream pathways involved in cell proliferation and survival. RET can be activated by mutation or when a portion of the RET gene that encodes the kinase domain is joined to part of another gene creating a fusion gene that encodes an aberrantly activated RET fusion protein. RET activating mutations are implicated in advanced MTC (approximately 90% of patients), and RET fusions are implicated in several cancers, including papillary thyroid carcinoma (approximately 10- 20% of patients) and NSCLC (1-2% of patients). We estimate that in the Major Markets, there are approximately 8,900 first-and second-line patients with RET-altered NSCLC and 1,300 patients with MTC, regardless of line of therapy or alteration. In addition, oncogenic RET alterations are observed at low frequencies in colorectal, breast, pancreatic and other cancers, providing a therapeutic rationale for the use of RET inhibitors in multiple patient subpopulations.

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

Currently, pralsetinib (under the brand name GAVRETO) is the only once-daily RET-targeted therapy approved by the FDA for the treatment of certain RET-altered NSCLC and thyroid cancers in the U.S. Previously reported clinical data of pralsetinib in patients with RET-altered cancers are described below. Pursuant to our collaboration with Roche, we plan to co-develop pralsetinib globally in RET-altered solid tumors, including NSCLC, MTC and other thyroid cancers, as well as other solid tumors.

Clinical Trial Data in RET-altered NSCLC and Thyroid Cancers

GAVRETO (pralsetinib)—Phase 1/2 ARROW Trial

The ARROW trial is a Phase 1/2 open-label, registration-enabling trial designed to evaluate the safety, tolerability and efficacy of pralsetinib in adults with RET-altered cancers. The trial consists of two parts: a dose escalation portion and an expansion portion in patients treated at 400 mg QD. The dose-escalation portion of the ARROW trial is complete, and the expansion portion is actively enrolling patients at multiple sites in the United States, European Union and Asia.

Top-Line Data in RET-Altered Thyroid Cancers Announced in April 2020

Top-line efficacy data were reported for patients treated with pralsetinib who were evaluable for response assessment per RECIST 1.1, as determined by blinded independent central review. All patients received the proposed indicated dose of 400 mg QD. All results were as of a data cutoff date of February 13, 2020.

Clinical Activity Data. In 53 patients with RET-mutant MTC previously treated with cabozantinib or vandetanib, the ORR was 60 percent (95% CI: 46%,74%) with one response pending confirmation. Nearly all patients (98 percent) had tumor shrinkage. The median DOR was not reached (95% CI: not estimable, not estimable), and the 18-month DOR rate was 90 percent (95% CI: 77%, 100%).

In addition, the top-line data showed robust clinical activity in treatment-naïve patients, supporting the potential of pralsetinib across lines of therapy. In 19 patients with RET-mutant MTC who had not received prior systemic treatment, the confirmed ORR was 74 percent (95% CI: 49%, 91%), and all patients had tumor shrinkage. The median DOR was not reached (95% CI: 7 months, not estimable), with 12 of 14 responders remaining in response for up to 15 months as of the data cutoff date.

In nine patients with RET fusion-positive thyroid cancer, the confirmed ORR was 89 percent (95% CI: 52%, 100%), and all patients had tumor shrinkage. The median DOR was not reached (95% CI: 8 months, not estimable), with seven of eight responders remaining in response for up to 20 months as of the data cutoff date.

Safety Data. Top-line safety data were consistent with those previously reported. Pralsetinib was well-tolerated, and most treatment-related AEs were Grade 1 or 2. Across all patients enrolled in the ARROW trial treated at the proposed indicated dose of 400 mg QD (n=438), only 4 percent discontinued treatment with pralsetinib due to treatment-related AEs.

Data Presented at American Society of Clinical Oncology 2020 Virtual Scientific Program in May 2020

The reported data included response-evaluable populations comprising 116 patients with NSCLC who received a starting dose of 400 mg QD, including 80 patients with NSCLC previously treated with platinum-based chemotherapy and 26 patients with treatment-naïve NSCLC, 11 patients with RET fusion-positive thyroid cancer, and 12 patients with other RET fusion-positive cancers. Tumor response was assessed by blinded, independent central review using RECIST version 1.1.

Clinical Activity Data – RET Fusion-Positive NSCLC. As of a data cutoff of November 18, 2019, pralsetinib demonstrated consistent and robust clinical activity in RET fusion-positive NSCLC, regardless of prior therapy, RET fusion partner or CNS involvement.

In 80 patients who previously received platinum-based chemotherapy, the ORR was 61 percent (95% CI: 50%, 72%). Two partial responses, or PRs, were pending confirmation at the time of the data cut off and were subsequently confirmed. Five percent of patients had a complete response, or CR, and 14 percent of patients had complete regression of target tumors. In 26 patients with no prior systemic therapy, the confirmed ORR was 73 percent (95% CI: 52%, 88%), and the CR rate was 12 percent.

Across all 116 patients, regardless of prior therapy, the median DOR was not reached (95% CI: 11 months, not reached), and the 6-month DOR was 86 percent. Overall, 74 percent of confirmed responders, including all patients with CRs, were on treatment as of the data cutoff.

Robust and durable intracranial activity was shown in nine patients with measurable CNS metastases at baseline. All patients had shrinkage of CNS metastases, with an intracranial CR rate of 33 percent. No CNS responders experienced CNS progressive events. The median CNS DOR was not reached, with ongoing treatment durations up to 12 months in patients with measurable CNS metastases. Among patients without a history of CNS metastases, none have developed new CNS metastases on study as of the data cutoff date.

Clinical Activity Data – Other RET Fusion-Positive Cancers. As of a data cutoff of February 13, 2020, pralsetinib demonstrated robust clinical activity in a range of additional RET fusion-positive cancers. In 11 patients with RET fusion-positive thyroid cancer (10 previously treated with systemic therapy), the centrally confirmed ORR was 91 percent (95% CI: 59%, 100%), and the disease control rate, or DCR, was 100 percent (95% CI: 72%, 100%). Overall, 70 percent of responders remain on therapy with ongoing treatment durations up to 22 months as of the data cutoff. Across 12 patients with other RET fusion-positive cancers previously treated with systemic therapy, the investigator-assessed ORR was 50 percent (95% CI: 21%, 79%), with one PR pending confirmation as of the data cutoff. Responses were observed in all evaluable patients with pancreatic adenocarcinoma (n=3) and cholangiocarcinoma (n=2), tumor types with a typically poor prognosis.

Safety Data. As of the data cutoff date of November 18, 2019, a total of 354 patients were enrolled in the ARROW trial at a starting dose of 400 mg QD. Overall, safety results were consistent with previously reported data. Pralsetinib was well-tolerated across tumor types, and most treatment-related AEs were Grade 1 or 2.

The most common treatment-related AEs reported by investigators (≥15 percent) were increased aspartate aminotransferase, anemia, increased alanine aminotransferase, constipation, hypertension and neutropenia. Investigator-reported Grade 3 or higher treatment-related AEs (≥5 percent) were hypertension, neutropenia and anemia. Only 4 percent of patients discontinued pralsetinib due to treatment-related AEs.

Data Presented at European Society for Medical Oncology Virtual Congress 2020 in September 2020

The presented data included response-evaluable patients with RET-mutant MTC who were previously treated with cabozantinib or vandetanib, or naïve to systemic treatment. Tumor response was assessed by blinded, independent central review using RECIST version 1.1. All patients received a pralsetinib starting dose of 400 mg QD, and results were reported as of a data cutoff date of February 13, 2020.

Clinical Activity Data – RET-Mutant MTC. Pralsetinib demonstrated broad clinical activity in patients with RET-mutant MTC with or without prior systemic therapy. In 53 patients previously treated with cabozantinib or vandetanib, the ORR was 60 percent (95% CI: 46%, 74%) with one response pending confirmation, and the DCR was 96 percent (95% CI: 87%, 100%). The median DOR was not reached (95% CI: not reached, not reached), with 94 percent of responders remaining on treatment. The median progression-free survival, or PFS, was not reached (95% CI: not reached, not reached) in patients previously treated with cabozantinib or vandetanib.

In 19 systemic treatment-naïve patients who were ineligible for standard therapy per the study protocol, the confirmed ORR was 74 percent (95% CI: 49%, 91%), and the DCR was 100 percent (95% CI: 82%, 100%). The median DOR was not reached (95% CI: 7 months, not reached), with 93 percent of responders remaining on treatment. The median PFS was not reached (95% CI: not reached, not reached) in systemic treatment-naïve patients.

Five of six patients whose tumors had a RET V804M or V804L gatekeeper mutation achieved a clinical response. Three patients previously treated with multi-kinase inhibitors had a RET M918T activating mutation and a

RET V804M or V804L gatekeeper resistance mutation at baseline, and all three of these patients had a clinical response following pralsetinib treatment.

Safety Data. The reported safety data included a total of 438 patients enrolled in the ARROW trial at a pralsetinib starting dose of 400 mg QD, regardless of tumor type. Pralsetinib was well-tolerated with safety results consistent with previously reported data. Overall, treatment-related AEs were primarily Grade 1 or 2. The most common treatment-related AEs reported by investigators (≥15 percent) were increased aspartate aminotransferase, anemia, increased alanine aminotransferase, hypertension, constipation, decreased white blood cell count, neutropenia, decreased neutrophil count and hyperphosphatemia. Investigator-reported Grade 3 or higher treatment-related AEs (≥5 percent) were hypertension, neutropenia, anemia and decreased neutrophil count. Four percent of patients discontinued pralsetinib due to treatment-related AEs.

Gastrointestinal Stromal Tumors (GIST)

GIST is a rare disease that is a sarcoma of the gastrointestinal tract. Tumors arise within cells in the wall of the gastrointestinal tract and occur most often in the stomach or small intestine. Most patients are diagnosed between the ages of 50-80 with diagnosis triggered by gastrointestinal bleeding, incidental findings during surgery or imaging, or in rare cases acute presentation due to tumor rupture or gastrointestinal obstruction. The standard workup at primary presentation includes pathologic confirmation and imaging to assess extent of disease.

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

GIST is a tumor type that depends on continued signaling of a single, aberrantly active kinase. About 5 to 6 percent of primary GIST cases are caused by a PDGFRA D842V mutation, the most common PDGFRA exon 18 mutation. Published data have shown poor outcomes in patients with PDGFRA D842V mutant GIST treated with imatinib and other approved therapies that do not specifically target PDGFRA mutations. Progression can occur within as little as three months, and the median overall survival is 15 months for patients with advanced disease. Currently, AYVAKIT is the only FDA-approved treatment for patients with D842V mutant PDGFRA-driven GIST.

Hepatocellular Carcinoma (HCC)

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

The FGFR4 signaling pathway is a potential driver of disease in a subset of HCC patients. In these patients, FGF19 (the ligand that activates FGFR4) is overexpressed in hepatocytes, which do not normally express FGF19, leading to autocrine signaling and tumor growth. We estimate that approximately 30% of patients have FGFR4-activated HCC.

As part of our collaboration with CStone, we are evaluating fisogatinib as a monotherapy and in combination with sugemalimab for the treatment of locally advanced or metastatic HCC.

Treatment-Resistant EGFR-Mutated NSCLC

Among the 80 to 85 percent of lung cancers classified as NSCLC, it is estimated that about 10-15% of cases in the U.S. and Europe and about 40-50% of cases in Asia are caused by activating EGFR mutations. In recent years, the introduction of EGFR targeted therapies including osimertinib has dramatically improved outcomes in patients with EGFR-mutated NSCLC. However, the emergence of tumor resistance represents an urgent medical need and there are no approved therapies for osimertinib-resistant EGFR-mutated NSCLC.

We are developing BLU-701 and BLU-945, each as a monotherapy and/or in combination with other agents, for the treatment of patients with treatment-resistant EGFR-mutated NSCLC. We plan to initiate a Phase 1 trial of BLU-701 in patients with treatment-resistant EGFR-driven NSCLC by the end of 2021, and to initiate a Phase 1 trial of BLU-945 in patients with treatment-resistant EGFR-driven NSCLC in the first half of 2021.

Collaborations and Licenses

Roche – Immunotherapy Collaboration

In March 2016, we entered into a collaboration and license agreement, or the Roche immunotherapy agreement, as may be amended from time to time, with Roche for the discovery, development and commercialization of small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. As a result of an amendment to the Roche immunotherapy agreement in the first quarter of 2021, we and Roche are currently conducting activities for up to two programs under the collaboration, including the previously announced program for the kinase target MAP4K1, which is believed to play a role in T cell regulation.

Under the Roche immunotherapy agreement, as amended, Roche was granted two option rights to obtain an exclusive license to exploit products derived from the collaboration programs in the field of cancer immunotherapy. Such option rights are triggered upon the achievement of Phase 1 proof-of-concept. For one of the collaboration programs, if Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. For the other collaboration program, if Roche exercises its option, we will retain commercialization rights in the U.S. for the licensed product, and Roche will receive commercialization rights outside of the U.S. for the licensed product. We will also retain worldwide rights to any products for which Roche elects not to exercise its applicable option.

Prior to Roche’s exercise of an option, we have the lead responsibility for drug discovery and pre-clinical development of all collaboration programs. In addition, we have the lead responsibility for the conduct of all Phase 1 clinical trials other than those Phase 1 clinical trials for any product in combination with Roche’s portfolio of therapeutics, for which Roche will have the right to lead the conduct of such Phase 1 clinical trials. Pursuant to the Roche immunotherapy agreement, the parties share the costs of Phase 1 development for each collaboration program. In addition, Roche will be responsible for post-Phase 1 development costs for each licensed product for which it retains global commercialization rights, and we and Roche will share post-Phase 1 development costs for each licensed product for which we retain commercialization rights in the U.S.

We received an upfront cash payment of $45.0 million in March 2016 upon execution of the Roche immunotherapy agreement, and through December 31, 2020, we have achieved $19.5 million in milestone payments under this collaboration. Subject to the terms of the Roche immunotherapy agreement, as amended, in addition to upfront and milestone payments received through December 31, 2020, we are eligible to receive up to approximately $323.3 million in contingent option fees and milestone payments related to specified research, pre-clinical, clinical, regulatory and sales-based milestones. In addition, for any licensed product for which Roche retains worldwide commercialization rights, we will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which we retain commercialization rights in the U.S., we and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

Under the Roche immunotherapy agreement, each party has granted the other party specified intellectual property licenses to enable the other party to perform its obligations and exercise its rights under the Roche immunotherapy agreement, including license grants to enable each party to conduct research, development and commercialization activities pursuant to the terms of the Roche immunotherapy agreement. Following Roche’s exercise of its option with respect to the collaboration programs for which it will obtain worldwide rights, we will grant Roche an exclusive license under our intellectual property to develop and commercialize the licensed products generated through such collaboration program. Similarly, Roche will grant us an exclusive license under Roche’s intellectual property to develop and commercialize licensed products in the U.S. for the collaboration programs on which we will retain rights in the U.S., with Roche receiving a license under our intellectual property to develop and commercialize such licensed products outside of the U.S.

Subject to the terms and conditions of the Roche immunotherapy agreement, we have agreed to work exclusively with Roche with respect to each collaboration target. We are not obligated to work exclusively with Roche within the field of cancer immunotherapy. In addition, subject to specified exceptions, Roche has a right of first negotiation in the event that we desire to grant any third party rights to develop or commercialize a licensed product for which we retain commercialization rights in the U.S. Roche’s right of first negotiation will not apply in connection with a change of control of us, an assignment by us in accordance with the terms of the Roche immunotherapy agreement or certain agreements with contract research organizations, contract manufacturing organizations, academic institutions, not-for-profit third parties or distributors.

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

Roche – Pralsetinib Collaboration

On July 13, 2020, we entered into a collaboration agreement, or the Roche pralsetinib collaboration agreement, with Roche pursuant to which we granted Roche exclusive rights to develop and commercialize pralsetinib worldwide, excluding the CStone territory, and a co-exclusive license in the U.S. to develop and commercialize pralsetinib. In addition, Roche has the right to opt in to a next-generation RET compound co-developed by Roche and us.

Under the Roche pralsetinib collaboration agreement, we received upfront cash payments of $775.0 million in the third quarter of 2020, including an upfront payment of $675.0 million and the $100.0 million equity investment by Roche described below. Through December 31, 2020, we have received $55.0 million in specified regulatory and commercialization milestones. In addition to the upfront and milestone payments received through December 31, 2020, we are eligible to receive up to $872.0 million in contingent payments, including specified development, regulatory and sales-based milestones for pralsetinib and any licensed product containing a next-generation RET compound.

In the U.S., we and Roche are working together to co-commercialize pralsetinib and will equally share responsibilities, profits and losses. In addition, we are eligible to receive tiered royalties ranging from high-teens to mid-twenties on annual net sales of pralsetinib outside the U.S., excluding the CStone territory, which we refer to as the Roche territory. We and Roche have also agreed to co-develop pralsetinib globally in RET-altered solid tumors, including NSCLC, MTC and other thyroid cancers, as well as other solid tumors. We and Roche will share global development costs for pralsetinib at a rate of 45 percent for us and 55 percent for Roche up to a specified amount of aggregate joint development costs, after which our share of global development costs for pralsetinib will be reduced by a specified percentage. We and Roche will also share specified global development costs for any next-generation RET compound co-developed under the collaboration in a similar manner.

Unless earlier terminated in accordance with its terms, the Roche pralsetinib collaboration agreement will expire on a licensed product-by-licensed product basis (i) in the U.S. upon the expiration of the gross profit sharing term for such licensed product and (ii) outside the U.S. on a country-by-country basis at the end of the applicable royalty term for such licensed product. Roche may terminate the agreement in its entirety or on a licensed product-by-licensed product or country-by-country basis subject to certain notice periods. Either party may terminate the Roche pralsetinib collaboration agreement for the other party’s uncured material breach or insolvency. Subject to the terms of the Roche pralsetinib collaboration agreement, effective upon termination of the agreement, we are entitled to retain specified licenses to be able to continue to exploit the licensed products.

In connection with the Roche collaboration agreement, on July 13, 2020, we also entered into a stock purchase agreement with Roche Holdings, Inc., or Roche Holdings, pursuant to which we issued and sold an aggregate of 1,035,519 of shares of common stock to Roche Holdings at a purchase price of $96.57 per share and received $100.0 million in the third quarter of 2020. The closing for a minority portion of the equity investment occurred following the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

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

We received an upfront cash payment of $40.0 million, and through December 31, 2020, we have received $14.0 million in milestone payments under this collaboration. Subject to the terms of the CStone agreement, in addition to upfront and milestone payments received through December 31, 2020, we will be eligible to receive up to approximately $332.0 million in milestone payments, including $104.5 million related to development and regulatory milestones and $227.5 million related to sales-based milestones. In addition, CStone will be obligated to pay us tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone will be responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone territory that will be shared by us and CStone.

Pursuant to the terms of the CStone agreement, CStone is responsible for conducting all development and commercialization activities in the CStone territory related to the licensed products. Subject to specified exceptions, during the term of the CStone agreement, each party has agreed that neither it nor its affiliates will conduct specified development and commercialization activities in the CStone territory related to selective inhibitors of FGFR4, KIT, PDGFRA and RET. In addition, under the CStone agreement, each party has granted the other party specified intellectual property licenses to enable the other party to perform its obligations and exercise its rights under the CStone agreement, including license grants to enable each party to conduct research, development and commercialization activities pursuant to the terms of the CStone agreement.

The CStone agreement will continue on a licensed product-by-licensed product and region-by-region basis until the later of (i) 12 years after the first commercial sale of a licensed product in a region in the CStone territory and (ii) the date of expiration of the last valid patent claim related to our patent rights or any joint collaboration patent rights for the licensed product that covers the composition of matter, method of use or method of manufacturing such licensed product in such region. Subject to the terms of the CStone agreement, CStone may terminate the CStone agreement in its entirety or with respect to one or more licensed products for convenience by providing written notice to us, and CStone may terminate the CStone agreement with respect to a licensed product for convenience at any time by providing written notice to us following the occurrence of specified events. In addition, we may terminate the CStone agreement under specified circumstances if CStone or certain other parties challenges our patent rights or any joint collaboration patent rights or if CStone or its affiliates do not conduct any material development or commercialization activities with respect to one or more licensed products for a specified period of time, subject to specified exceptions. Either party may terminate the CStone agreement for the other party’s uncured material breach or insolvency. In certain termination circumstances, the parties are entitled to retain specified licenses to be able to continue to exploit the licensed products, and in the event of termination by CStone for our uncured material breach, we will be obligated to pay CStone a low single digit percentage royalty on a licensed product-by-licensed product on annual net sales of such licensed product in the CStone territory, subject to a cap and other specified exceptions.

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

We received an upfront cash payment of $25.0 million in the fourth quarter of 2019, and through December 31, 2020, we have received $20.0 million in milestone payments under this license agreement. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received, we will be eligible to receive up to $490.0 million in development, regulatory and sales-based milestone payments for the Clementia licensed products. In addition, Clementia is obligated to pay to us royalties on aggregate annual worldwide net sales of Clementia licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and to purchase specified manufacturing inventory from our company.

Under the terms of the Clementia agreement, we were responsible for specified activities during a transition period, which has been completed, and Clementia is responsible for conducting all development and commercialization activities related to the Clementia licensed products, including the design, timing and conduct of any Phase 2 clinical trial evaluating BLU-782 for the treatment of FOP.

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

Unless earlier terminated in accordance with the terms of the Clementia agreement, the agreement will expire on a country-by-country, licensed product-by-licensed product basis on the date when no royalty payments are or will become due. Clementia may terminate the agreement at any time on or after October 15, 2021 upon at least 12 months’ prior written notice to us. Either party may terminate the agreement for the other party’s uncured material breach or insolvency and in certain other circumstances agreed to by the parties. In certain termination circumstances, we are entitled to retain specified licenses to be able to continue to exploit the Clementia licensed products.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our drug and drug candidates, as well as our core technologies, including our novel target discovery engine, our proprietary compound library, and other know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary or intellectual property rights. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S., international and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We file patent applications directed to AYVAKIT/AYVAKYT, GAVRETO and our drug candidates in an effort to establish intellectual property positions regarding these new chemical entities as well as uses of these new chemical entities in the treatment of diseases and to other technologies, including patient selection markers and diagnostic discoveries that may be useful with our drug and drug candidates. We also file patent applications directed to novel fusions that we have discovered through our target discovery engine and the use of these fusions in diagnosing and treating disease. As of January 31, 2021, we owned 35 issued U.S. patents, 16 pending U.S. non-provisional patent applications, six pending U.S. provisional applications, 51 issued foreign patents, 107 foreign pending patent applications, and seven pending Patent Cooperation Treaty, or PCT, international patent applications. The foreign issued patents and patent applications are in a number of jurisdictions, including Argentina, Australia, Brazil, Canada, China, the European Union, Gulf Cooperation Council, Hong Kong, Israel, Japan, South Korea, Mexico, New Zealand,

Philippines, Russia, Singapore, South Africa, and Taiwan. Our issued patents and pending patent applications pertain to our pipeline, including our programs for avapritinib, pralsetinib, fisogatinib, BLU-263 as well as additional kinase discovery programs and novel recurrent fusions.

The intellectual property portfolios for our approved drugs and clinical-stage drug candidates as of January 31, 2021 are summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, and by patent offices in other countries are often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below.

KIT and PDGFRA Program—AYVAKIT/AYVAKYT (avapritinib) and BLU-263

The intellectual property portfolio for our KIT and PDGFRA program contains patent applications directed to compositions of matter for avapritinib, BLU-263 and analogs thereof, compositions of matter for KIT and PDGFRA inhibitors with different compound families, as well as methods of use and manufacture. As of January 31, 2021, we owned 11 issued U.S. patents, 15 issued foreign patents, including one European patent validated in 38 countries, three pending U.S. non-provisional patent applications, three pending U.S. provisional applications, five pending PCT international patent applications and 22 pending foreign patent applications directed to our KIT and PDGFRA program, including avapritinib and BLU-263. The patents that have issued or will issue covering our KIT and PDGFRA program will have a statutory expiration date between 2034 and 2041. Patent term adjustments or patent term extensions could result in later expiration dates.

RET Program—GAVRETO (pralsetinib)

The intellectual property portfolio for our RET program contains patent applications directed to compositions of matter for pralsetinib and analogs and compositions of matter for RET inhibitors with different compound families, as well as methods of use. As of January 31, 2021, we owned seven issued U.S. patents, six pending U.S. non-provisional patent applications, three pending U.S. provisional applications, one pending PCT international application, 53 pending foreign patent applications and four issued foreign patents directed to our RET program, including pralsetinib. The patents that have issued or will issue covering our RET program will have a statutory expiration date between 2036 and 2041. Patent term adjustments or patent term extensions could result in later expiration dates.

FGFR4 Program — Fisogatinib

The intellectual property portfolio for our FGFR4 program contains patent applications directed to compositions of matter for fisogatinib and analogs and compositions of matter for FGFR4 inhibitors with different compound families as well as methods of use. As of January 31, 2021, we owned nine issued U.S. patents, two pending U.S. non-provisional patent applications, one pending PCT international application, 28 pending foreign patent applications and 27 issued foreign patents directed to our FGFR4 program, including fisogatinib. The patents that have issued or will issue covering our FGFR4 program will have a statutory expiration date between 2033 and 2040. Patent term adjustments or patent term extensions could result in later expiration dates.

Platform

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of January 31, 2021, we owned eight issued U.S. patents, five pending U.S. patent applications, four pending European Union patent applications and five issued European patents directed to this technology, which, if issued, will have statutory expiration dates ranging from 2034 to 2035.

Other Considerations

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. See “— Government Regulation — U.S. Patent Term Restoration and Marketing Exclusivity” below for additional information on such exclusivity. In the future, if applicable and when our drug candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each drug and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

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

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions worldwide. Any drug or drug candidates that we successfully develop and commercialize will compete with existing drugs and new drugs that may become available in the future.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of our drugs and our current or future drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostic tests in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our approved drugs and drug candidates, to the extent they receive marketing approval in the future for indications for which we are currently conducting or planning clinical trials, compete with or will compete with the drugs discussed below and will likely compete with other drugs that are currently in development.

SM

We are developing avapritinib for SM, including advanced SM and non-advanced SM, and we are developing BLU-263 for the treatment of non-advanced SM and other mast cell disorders. If avapritinib receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin and imatinib. In addition, if avapritinib or BLU-263 are approved for advanced SM or non-advanced SM, they may face competition from other drug candidates in development for these indications, including those being developed by AB Science S.A., Allakos Inc. and Cogent Biosciences, Inc.

RET-altered Cancers

GAVRETO faces competition for RET fusion-positive NSCLC and RET-altered thyroid carcinoma, including MTC, from Eli Lilly and Company’s selpercatinib. If pralsetinib receives marketing approval for patients with other solid tumors, it will also face competition from selpercatinib for these additional indications. In addition, pralsetinib may face competition from other drug candidates in development for RET-altered cancers, including those being developed by AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. Roche, Stemline Therapeutics, Inc., and Turning Point Therapeutics, Inc., as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, sorafenib, sunitinib and vandetinib.

GIST

AYVAKIT/AYVAKYT may face competition from drug candidates in development for PDGFRA-driven GIST, including those being developed by AB Science S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Cogent Biosciences, Inc., Deciphera Pharmaceuticals, LLC, Exelixis, Inc., Ningbo Tai Kang Medical Technology Co. Ltd. and Xencor, Inc.

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

Treatment-Resistant EGFR-Mutated NSCLC

We are developing drug candidates for treatment-resistant EGFR-mutated NSCLC, which, if approved, will face competition from AstraZeneca plc’s osimertinib and almonertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRX, Inc. and approved in China. In addition, our EGFR inhibitors may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Alpha Biopharma Inc., Astellas Pharma Inc., Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., Chia Tai Tianqing Pharmaceutical Group, Daiichi Sankyo Company, Limited, Genosco Inc., Genprex, Inc., Janssen Pharmaceuticals, Inc., and Yuhan Corporation.

Commercialization

As a fully-integrated, global precision therapy company focused on discovering, developing and commercializing a portfolio of precision therapies, our vision is to bring life-changing precision therapies to as many patients with cancer and hematologic disorders as possible. We have established our own commercial organization in the U.S. and Europe in connection with our commercial launches of AYVAKIT and GAVRETO in the U.S. and AYVAKYT in Europe. We have also entered into collaborations with our partners, including CStone and Roche, for planned global commercialization activities for AYVAKIT/AYVAKYT and GAVRETO in their respective territories. We are continuing to expand our commercialization capabilities and to build our distribution capabilities to accelerate global adoption of our approved drugs and to prepare for additional planned commercial launches with an initial focus on the U.S. and Europe.

We believe our portfolio strategy focused on genomically defined cancers and hematologic disorders will allow us to efficiently commercialize approved drugs in the U.S. and Europe initially and worldwide longer-term, using a small and highly specialized sales force similar to those of other rare disease companies. We may also evaluate opportunities to establish collaborations with pharmaceutical companies to leverage their capabilities to maximize the potential of our pipeline from time to time.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for pre-clinical and clinical testing, as well as for commercial manufacture of any drug we may commercialize. To date, we have obtained materials for avapritinib, pralsetinib, fisogatinib, BLU-263 and BLU-945 for our ongoing and planned clinical testing from third-party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have a long-term supply arrangement in place. Although we have negotiated manufacturing agreements with certain venders for the commercial supply of AYVAKIT/AYVAKYT and GAVRETO, we may also obtain our supplies for these approved drugs from these manufacturers on a purchase order basis from time to time. We rely primarily on single-source third-party suppliers to manufacture and supply our drugs and may from time to time explore opportunities to identify and qualify additional manufacturers to provide the API, drug substance and drug products.

All of our approved drugs and drug candidates are compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue developing drug candidates that can be produced cost-effectively at contract manufacturing facilities.

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
●submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be actively maintained, including by submitting 15- or 7-day safety reports and annual safety reports;
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
●satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the API and finished drug product are produced to assess compliance with the FDA’s current good manufacturing practice, or cGMP, requirements, where appropriate or if applicable;

●potential FDA audit of the pre-clinical study sites and/or clinical trial sites that generated the data in support of the NDA; and
●FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the U.S.

The data required to support an NDA is generated in two distinct development stages: pre-clinical and clinical. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the pre-clinical tests must comply with federal regulations, including GLPs, where applicable. The sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the pre-clinical data, general investigational plan and the protocol(s) for human trials. The IND becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

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

Clinical trials are generally conducted in three sequential phases that may overlap or be combined, known as Phase 1, Phase 2 and Phase 3 clinical trials. Phase 1 clinical trials for oncology indications generally involve a small number of disease-affected patients who are treated with the drug candidate in escalating dose cohorts. The primary purpose of these clinical trials is to determine the MTD, or a recommended dose if the MTD is not achieved, assess the pharmacokinetic, or PK, profile, pharmacologic action, side effect tolerability and safety of the drug. Phase 1 clinical trials for oncology indications may also evaluate preliminary evidence of clinical activity. Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 clinical trials generally involve large numbers of patients (from several hundred to several thousand subjects) at multiple sites, in multiple countries and are designed to provide the data necessary to demonstrate the efficacy of the drug for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the drug and provide an adequate basis for physician labeling. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a drug during marketing. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA. However, in settings of rare diseases and genetically-driven cancers, regulatory flexibility is given on a case-by-case basis.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 clinical trials as post-marketing commitments or requirements.

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

In addition, under the Pediatric Research Equity Act, or PREA, as amended, an NDA or supplement to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fiscal year 2021 fee schedule, effective through September 30, 2021, the user fee for an application requiring clinical data, such as an NDA, is $2,875,842. PDUFA also imposes an annual prescription drug product program fee for human drugs ($336,432 for the current fiscal year). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. In addition, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new drug to determine whether they comply with cGMPs. The FDA will not approve the drug unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the drug within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials by inspecting the sponsor or clinical trial sites to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter or defer action on an application where required inspections cannot be conducted due to the COVID-19 pandemic. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, pre-clinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application or request a hearing. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

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

The failure to comply with regulatory requirements and changes to regulatory requirements subjects firms to possible legal or regulatory action. In addition, even if a firm complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, the FDA incentivizes the development of drugs products that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug product for such disease or condition will be received from sales in the United States of such drug product. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug product application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with the potential for PRVs to be granted through September 30, 2026.

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

European Pediatric Investigation Plan

In the EEA, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. If a marketing authorization is obtained and trial results are included in the product information, even when negative, the product is eligible for six-months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

Data Privacy and Security Laws

Pharmaceutical companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. State laws may be more stringent, broader in scope or offer greater individual rights with respect to protected health information, or PHI, than the federal Health Insurance Portability and Accountability Act of 1996, as amended, and its implanting regulations, which are collectively referred to as HIPAA, and state laws may differ from each other, which may complicate compliance efforts. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

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

Coverage and Reimbursement

Sales of our drugs will depend, in part, on the extent to which our drugs will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a drug is approved, sales of the drug will depend, in part, on the extent to which third-party payors, including government health programs in the U.S. such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our drug candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our drugs.

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

The Affordable Care Act has had a significant impact on the health care industry. The Affordable Care Act expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the Affordable Care Act, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

In addition, other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic.

The 2017 Tax Cuts and Jobs Act, or TJCA, includes a provision repealing the individual mandate, effective January 1, 2019. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full Affordable Care Act. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. Pending a decision, the Affordable Care Act remains in effect, but it is unclear at this time what effect these developments will have on the status of the Affordable Care Act. Further, on January 20, 2017, U.S. former President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating these subsidies, but on October 25, 2017, a federal judge in

California denied their request for a restraining order. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid cost-sharing reduction, or CSR, payments for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors who argued the payments were owed to them. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. While any legislative and regulatory changes will likely take time to develop, and may or may not have an impact on the regulatory regime to which we are subject, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

HIPAA also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit annual reports to the CMS, which publicly posts the data on its website. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act and its implementing regulations, collectively referred to as HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, we may be subject to state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Human Capital Resources

We provide an inclusive, collaborative and safe work environment for our employees, who enjoy innovative work and development opportunities. As of January 31, 2021, we had 429 full- and part-time employees globally, approximately 406 of whom are employed in the U.S. and approximately 23 are employed in foreign countries. Of those employees, 224 are engaged in research and development activities and 246 hold M.D. or Ph.D. degrees. To allow us flexibility in meeting varying workflow demands, we also engage consultants and temporary workers when needed.

We believe our employees are among the most important assets to our company and are key to achieving our goals and expectations. Accordingly, we focus significant attention on attracting and retaining talented individuals. Our management teams and function leaders regularly review employee engagement and satisfaction surveys and monitor employee turnover rates. To recruit and retain our employees, we offer robust compensation packages, including competitive base pay, incentive compensation and equity programs, and provide a broad range of benefits, including 401(k) plan (pension outside the U.S.), healthcare and insurance benefits, paid time off, paid family and medical leave, flexible work schedules, and various innovative health and wellness programs. In addition, we are committed to the professional development of our employees, who can take advantage of various learning opportunities, such as our mentorship, lunch & learn and skill builder accelerator programs, as well as various training programs.

None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement. Outside the U.S., our employees in France, Germany and Italy, respectively, are covered by a collective agreement applicable to our industry as required by applicable local law. We consider our relationship with our employees to be good.

Note on the COVID-19 Pandemic

The ongoing COVID-19 pandemic is having widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. We are closely monitoring the impact of the pandemic and related developments, and our focus remains on promoting employee health and safety when continuing to advance the research and development of our drug candidates and to deliver our approved drugs to patients in need. For discussion regarding the impact of the COVID-19 pandemic on our business and financial results, see “Risk Factors” in Part I, Item 1A and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

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

Investors and others should note that we announce material information to our investors using one or more of the following: SEC filings, press releases, public conference calls and webcasts and our corporate website (https://www.blueprintmedicines.com/), including without limitation the “Investors & Media” and “Presentations & Publications” sections of our website. We use these channels, as well as social media channels such as Twitter (@BlueprintMeds) and LinkedIn, to communicate with the public about our company, our business, our approved drugs and drug candidates and other matters. It is possible that the information we post on our corporate website or other social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the “Investors & Media” and “Presentations & Publications” sections of our corporate website and on the social media channels listed on the “Investors & Media” section of our corporate website. The contents of our corporate website and social media channels are not, however, a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see review the discussion regarding some of the forward-looking statements that are qualified by these risk factors contained elsewhere in this Annual Report on Form 10-K. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Commercialization

We have limited experience as a commercial company and the marketing and sale of AYVAKIT/AYVAKYT, GAVRETO or any future approved drugs may be unsuccessful or less successful than anticipated.

We have two approved precision therapies, AYVAKIT/AYVAKYT and GAVRETO. While we have initiated the commercial launch of AYVAKIT and GAVRETO in the U.S. and AYVAKYT in Europe, we have limited experience as a commercial company, and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. Marketing applications for avapritinib and pralsetinib for additional indications are currently under review or planned in the U.S. and globally. To execute our business plan, in addition to successfully marketing and selling our approved drugs, we will need to successfully:

●establish and maintain our relationships with healthcare providers who will be treating the patients who may receive our drugs and any future drugs;
●obtain and maintain adequate pricing and reimbursement for AYVAKIT/AYVAKYT, GAVRETO and any future drugs;
●gain regulatory acceptance for the development and commercialization of current or future drug candidates in our pipeline;
●maintain our existing collaborations with Roche and CStone Pharmaceuticals, or CStone;
●expand our global operations or enter into collaboration, partnerships or distribution arrangements in geographies where we may not have current operations or expertise; and
●manage our spending as costs and expenses increase due to clinical trials, marketing approvals, and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully commercialize our current or future approved drugs, develop current or future drug candidates, expand our business or continue our operations.

The commercial success of AYVAKIT/AYVAKYT and GAVRETO, as well as any other drugs that we may bring to the market, will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

AYVAKIT/AYVAKYT and GAVRETO, as well any other drugs that we may bring to the market, may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these drugs do not achieve an adequate level of acceptance, we may not generate significant product revenues and may not become profitable. The degree of market acceptance for AYVAKIT/AYVAKYT and GAVRETO, as well as any current or future drug candidates for which we receive marketing approval, will depend on a number of factors, including:

●	the potential efficacy and potential advantages over alternative treatments;

●	the prevalence and severity of any side effects, including any limitations or warnings contained in the drug’s approved labeling;
●the relative convenience and ease of administration;
●the willingness of eligible patients to try new therapies and of physicians to prescribe these therapies;
●the length of time that patients who are prescribed our drugs remain on treatment;
●the pricing of our drugs and any current or future drug candidates for which we receive marketing approval;
●publicity concerning our current and future drugs, or competing products and treatments; and
●sufficient third-party insurance coverage or reimbursement.

Even if a drug candidate displays a favorable efficacy and safety profile in preclinical and clinical studies and the drug candidate receives marketing approval, market acceptance of the drug will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our drugs may require significant resources, including more resources than those required for treatments marketed by competitors, and may never be successful. Any of these factors may cause our approved drugs, as well as any current or future drug candidates for which we receive marketing approval, to be unsuccessful or less successful than anticipated.

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

We cannot be sure that we will be able to or can successfully compete with other companies to recruit, hire and retain a sufficient number of sales representatives or that they will be effective at promoting our drugs. In addition, we will need to commit significant additional management and other resources to maintain and grow our sales organization. We may not be able to achieve the necessary development and growth in a cost-effective manner or realize a positive return on our investment.

Factors that may inhibit our efforts to commercialize our drugs include:

●our inability to recruit, train and retain adequate numbers of sales and marketing personnel;
●the inability of sales personnel to obtain access to or to persuade adequate numbers of physicians to prescribe our drugs;
●unforeseen costs and expenses associated with maintaining an independent sales and marketing organization; and
●delays or disruptions to sales and marketing activities, including due to the COVID-19 pandemic.

In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of our drugs could be delayed which would negatively impact our ability to generate product revenues.

If the market opportunities for our approved drugs or drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected.

The precise incidence and/or prevalence for SM, RET-altered cancers, EGFR-mutated NSCLC, GIST and HCC are unknown. Our projections of the number of people who have these diseases, the frequency of the genetic alterations targeted by our drugs and drug candidates and the subset of patients who have the potential to benefit from our treatment options are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or third-party market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our approved drugs and drug candidates may be limited or may not be amenable to treatment with our precision therapies.

Accordingly, the number of patients in the U.S., France, Germany, Italy, Spain, the United Kingdom and Japan, which we collectively refer to as the Major Markets, and elsewhere, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, patients treated with our drugs and drug candidates may develop mutations that confer resistance to treatment or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

We face substantial competition, which may result in others commercializing, developing or discovering drugs before or more successfully than we do.

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

We are developing avapritinib for SM, including advanced SM and non-advanced SM, and we are developing BLU-263 for the treatment of non-advanced SM and other mast cell disorders. If avapritinib receives marketing approval for advanced SM, it will face competition from Novartis AG’s midostaurin and imatinib. In addition, if avapritinib or BLU-263 are approved for advanced SM or non-advanced SM, they may face competition from other drug candidates in development for these indications, including those being developed by AB Science S.A., Allakos Inc. and Cogent Biosciences, Inc.

GAVRETO faces competition for RET fusion-positive NSCLC and RET-altered thyroid carcinoma, including MTC, from Eli Lilly and Company’s selpercatinib. If pralsetinib receives marketing approval for patients with other solid tumors, it will also face competition from selpercatinib for these additional indications. In addition, pralsetinib may face competition from other drug candidates in development for RET-altered cancers, including those being developed by AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. Roche, Stemline Therapeutics, Inc., and Turning Point Therapeutics, Inc., as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, sorafenib, sunitinib and vandetinib.

AYVAKIT/AYVAKYT may face competition from drug candidates in development for PDGFRA-driven GIST, including those being developed by AB Science S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Cogent Biosciences, Inc., Deciphera Pharmaceuticals, LLC, Exelixis, Inc., Ningbo Tai Kang Medical Technology Co. Ltd. and Xencor, Inc.

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

We are developing drug candidates for treatment-resistant EGFR-mutated NSCLC, which, if approved, will face competition from AstraZeneca plc’s osimertinib and almonertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRX, Inc. and approved in China. In addition, our EGFR inhibitors may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Alpha Biopharma Inc., Astellas Pharma Inc., Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., Chia Tai Tianqing Pharmaceutical Group, Daiichi Sankyo Company, Limited, Genosco Inc., Genprex, Inc., Janssen Pharmaceuticals, Inc., and Yuhan Corporation.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drugs and drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostic tests. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostic tests. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into or plan to enter into agreements to develop and/or commercialize companion diagnostic tests with third parties for AYVAKIT/AYVAKYT in order to identify GIST patients with the PDGFRA D842V mutation, pralsetinib in order to identify NSCLC patients with RET fusions and MTC patients with RET mutations and fisogatinib in order to identify HCC patients with FGFR4 pathway activation. We have limited experience in the development and commercialization of companion diagnostic tests with third parties and may not be successful in developing and commercializing appropriate companion diagnostic tests with third parties to pair with our approved drugs or drug candidates that receive marketing approval. In addition, current commercially available diagnostic tests may become unavailable in the future. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the U.S. as medical devices and require separate regulatory clearance or approval prior to commercialization. We are relying on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize the companion diagnostic tests for avapritinib, pralsetinib and fisogatinib, and we expect to rely in whole or in part on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize any other companion diagnostic tests for current and future drug candidates. We and our collaborators may encounter difficulties in developing and obtaining clearance or approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic test that we may seek to develop:

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

Any delay or failure by us or our collaborators to develop or obtain regulatory clearance or approval of the companion diagnostic tests could delay, prevent or revoke approval of our drug candidates. If we, or any third parties that we have engaged or may in the future engage to assist us are unable to successfully develop and commercialize companion diagnostic tests for our drugs and drug candidates, or experience delays in doing so:

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

As a result, our business may be materially harmed.

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

Our reliance on single-source third-party suppliers could harm our ability to commercialize our drugs or any drug candidates that may be approved in the future.

We do not currently own or operate manufacturing facilities for the production of our drugs or any drug candidates that may be approved in the future. We primarily rely on single-source third-party suppliers to manufacture and supply our drugs, which may not be able to produce sufficient inventory to meet commercial demand in a timely manner, or at all. Our third-party suppliers may not be required to provide us with any guaranteed minimum production levels or have dedicated capacity for our drugs. As a result, there can be no assurances that we will be able to obtain sufficient quantities of our drugs or any other drug candidates that may be approved in the future, which could have a material adverse effect on our business as a whole.

If, in the future, we are unable to maintain sales and marketing capabilities or enter into agreements with third parties to sell and market our drugs and drug candidates, we may not be successful in commercializing our drugs and drug candidates if and when they are approved.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any drug launch. If the commercial launch of a drug candidate for which we establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, which may be costly.

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

Risks Related to Drug Development and Regulatory Approval

If we are unable to advance our drug candidates to clinical development, obtain regulatory approval for our drug candidates, including for avapritinib and pralsetinib in additional indications or in additional geographies, and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

Our ability to generate substantial drug revenues, if ever, will depend heavily on the successful development and commercialization of our drugs and drug candidates. Each of our drug candidates will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, substantial investment and significant marketing efforts before we generate substantial revenues from sales for those drug candidates, if approved. In addition, for some of our drug candidates, in order to select patients most likely to respond to treatment and rapidly confirm mechanistic and clinical proof-of-concept, or to identify appropriate patients for our drugs or drug candidates for which we obtain approval, we may be required or we may seek to develop companion diagnostic tests, which are assays or tests to identify an appropriate patient population. Companion diagnostic tests are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our approved drugs and drug candidates will depend on several factors, including the following:

●successful enrollment in, and initiation and completion of, clinical trials, including our ongoing and planned clinical trials for our drugs and drug candidates;
●successful initiation and completion of pre-clinical studies for our other drug candidates;
●successful development of any companion diagnostic tests for use with our drugs and drug candidates;
●receipt of regulatory approvals from applicable regulatory authorities;
●in-house commercial manufacturing capabilities or arrangements with third-parties for clinical supply and commercial manufacturing, packaging and labeling and the receipt by such third-party manufacturers of requisite approvals to supply commercial inventories of our approved drugs and drug candidates;
●obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our drugs and drug candidates;
●successful commercialization of our drugs and drug candidates, if and when approved, whether alone or in collaboration with others;
●acceptance of our approved drugs and drug candidates, if and when approved, by patients, the medical community and third-party payors;
●effectively competing with other therapies;
●obtaining and maintaining healthcare coverage and adequate reimbursement;
●enforcing and defending intellectual property rights and claims; and
●maintaining a continued acceptable safety profile of our drugs and drug candidates following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our drugs and drug candidates, which would materially harm our business. If we do not receive regulatory approvals for our drug candidates, we may not be able to continue our operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our drug candidates, including avapritinib and pralsetinib for additional indications, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. Because the target patient populations for our drug candidates and approved drugs in clinical development for additional indications are relatively small, it may be difficult to successfully identify patients. Although we have entered into or plan to enter into third parties to develop companion diagnostic tests for use in some of our other current or future clinical trials in order to help identify eligible patients, we may experience delays in reaching, or fail to reach, agreement on acceptable terms to develop such companion diagnostic tests. Any third parties whom we engage to develop companion diagnostic tests may experience delays or may not be successful in developing such companion diagnostic tests, furthering the difficulty in identifying patients for our clinical trials. In addition, current commercially available diagnostic tests to identify appropriate patients for our clinical trials or any approved drug candidates may become unavailable in the future.

In addition, we have experienced some delays or disruptions in enrollment in our ongoing clinical trials due to the COVID-19 pandemic, and we anticipate we may experience additional delays or disruptions in the future due to the COVID-19 pandemic and changes in local site or IRB policies availabilities of site staff reprioritization of hospital resources, restricted access to healthcare professionals and testing sites and other containment measures or concerns among patients about participating in clinical trials during a pandemic. Furthermore, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates and approved drugs in clinical development for additional indications, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

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

Our inability to identify patients appropriate for enrollment in our clinical trials, or to enroll a sufficient number of patients in our clinical trials, would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we are unable to include patients with the driver of the disease, including the applicable genomic alteration for diseases in genomically defined patient populations, this could compromise our ability to seek participation in the FDA’s expedited review and approval programs, including breakthrough therapy designation and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates and, if applicable, for any related companion diagnostic tests, we will not be able to commercialize, or may be delayed in commercializing, such drug candidates, and our ability to generate revenue will be materially impaired.

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

We have limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Should FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, if approval is obtained at all, both in the U.S. and abroad is expensive, may take many years if additional clinical trials are required and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA for a drug candidate, pre-market approval, or PMA, application for a companion diagnostic test or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical, clinical or other studies. We currently have marketing applications pending for avapritinib in the U.S and Europe and pralsetinib in the Europe.

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

As of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. In addition, even if we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our drugs and related companion diagnostic tests, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-marketing requirements, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our drug candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates and companion diagnostic tests related to our approved drugs and drug candidates, the commercial prospects for our approved drugs or drug candidates may be harmed and our ability to generate revenues will be materially impaired.

Results from earlier stage trials may not be predictive of the results of later stage trials and interim and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted and as the data are subject to audit and verification procedures that could result in material changes in the final data.

The results of preclinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or emergence of unacceptable safety issues, notwithstanding promising results in earlier trials. Most drug candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of any of our drug candidates. Drug candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

●	preclinical studies or clinical trials may show the drug candidates to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;
●	failure to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful;
●	failure to receive the necessary regulatory approvals;

●	manufacturing issues, formulation issues, pricing or reimbursement issues or other factors that make a drug candidate uneconomical; and
●	the proprietary rights of others and their competing products and technologies that may prevent one of our drug candidates from being commercialized.

In addition, differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products.

Additionally, from time to time, we may publish interim or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary or interim data and final data could significantly harm our business prospects.

Our drugs and drug candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, result in restrictive distribution or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by any of our approved drugs or drug candidates could cause us to interrupt, delay or halt pre-clinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, it is likely that there may be side effects associated with the use of our drugs and drug candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drugs or drug candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, our approved drugs and drug candidates could cause undesirable side effects in pre-clinical studies or clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our drugs or drug candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

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

We may seek breakthrough therapy designation for some of our current or future drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The FDA has granted breakthrough therapy designation to avapritinib for (i) the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia, and (ii) the treatment of moderate to severe indolent SM. In addition, the FDA previously granted breakthrough designation to our drugs, AYVAKIT and GAVRETO, for the treatment of certain patients with GIST and RET-altered cancers, respectively.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to other drugs and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification. In June 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended.

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

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug Sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The law reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to continue seek orphan drug designation for our drug candidates, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations.

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

We may not be successful in our efforts to expand our pipeline of drug candidates.

A key element of our strategy is to use our novel target discovery engine to identify kinases that are drivers of diseases in genomically defined patient populations with high unmet medical need in order to build a pipeline of drug candidates. Although our research and development efforts to date have resulted in a pipeline of drug candidates, we may not be able to continue to identify novel kinase drivers and develop drug candidates. We may also pursue opportunities to acquire or in-license additional businesses, technologies or drugs, form strategic alliances or create joint ventures with third parties to complement or augment our existing business. However, we may not be able to identify any drug candidates for our pipeline through such acquisition or in-license.

Even if we are successful in continuing to build and expand our pipeline, the potential drug candidates that we identify may not be suitable for clinical development. For example, they may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will be successful in clinical trials or receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize drug candidates, we will not be able to obtain drug revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited human capital and financial resources, we focus on research programs and drug candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

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

Risks Related to Government Legislations and Regulations

We are required to comply with comprehensive and ongoing regulatory requirements for any of our current or future approved drugs, including conducting confirmatory clinical trials for any drug that receives accelerated approval. In addition, our current or future approved drugs could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.

Any current or future drug candidate for which we receive accelerated approval from the FDA, including GAVRETO, or similar conditional approval from the EMA, including AYVAKYT, or comparable regulatory authorities in other jurisdictions may be required to undergo one or more confirmatory clinical trials. If such drug candidate fails to meet its safety and efficacy endpoints in such confirmatory clinical trials, the regulatory authority may withdraw its approval. There is no assurance that any such drug candidate will successfully advance through its confirmatory clinical trial(s). Therefore, even if a drug candidate receives accelerated approval from the FDA or similar conditional approval from the EMA or comparable regulatory authorities, such approval may be withdrawn at a later date.

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

Regulatory agencies may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, or DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or any future collaborators, do not market any of our products for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing, government investigations, or litigation. Violation of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

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

Our ability to commercialize any drugs and drug candidates successfully also will depend in part on the extent to which coverage and reimbursement for these drugs and drug candidates and related treatments will be available from government authorities, private health insurers and other organizations. In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other products that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for any drug candidate that we commercialize and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

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

The United States has enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, made several changes to the Medicare Drug Rebate Program, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the United

States Supreme Court. Additionally, the Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Finally, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. HHS has already started the process of soliciting feedback on some of the Trump administration’s measures and, at the same time, is immediately implementing others under its existing authority.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the FDA issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final guidance is unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

Other legislative measures have also been enacted that may impose additional pricing and product development pressures on our business, and we expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our drugs and drug candidates, if approved, or additional pricing pressures.

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

Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including but not limited to, the federal healthcare Anti-Kickback Statute, the False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Physician Payment Sunshine Act, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, the federal false statements statute, federal consumer protection and unfair competition laws and similar state and foreign laws and regulations that may regulate the business or financial arrangements and relationships through which we market, sell and distribute our drugs. The number and complexity of federal, state, and foreign laws continue to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them.

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

Our future profitability may depend, in part, on our ability to commercialize current or future drug candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our drug candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market. Even though AYVAKYT received approval in Europe, we may never receive any other foreign regulatory approval for our drug candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials, manufacturing, commercial sales, pricing and distribution of our drug candidates, and we cannot predict success in these jurisdictions. If we seek to develop our drug candidates or obtain approval of our drug candidates and ultimately commercialize our drug candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

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

We commenced operations in April 2011 and we have focused substantially all of our efforts and financial resources to date on organizing and staffing our company, business planning, raising capital, establishing our intellectual property building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, conducting pre-clinical studies and clinical development for our drug candidates, commencing pre-commercial activities and the commercial launches for AYVAKIT/AYVAKYT and GAVRETO, and producing the active pharmaceutical ingredient, or API, drug substance and drug product material for use in pre-clinical studies and clinical trials for our drug candidates and commercial sale of AYVAKIT/AYVAKYT and GAVRETO.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through December 31, 2020, we have received an aggregate of $2.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $910.8 million in upfront payments and milestone payments under our collaborations with Roche and CStone, our license agreement with Clementia and our former collaboration with Alexion. In addition, since January 2020, we have generated limited product revenue.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net income was $313.9 million for the year ended December 31, 2020 primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib, and out net losses were $347.7 million and $236.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $631.4 million.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses will continue to increase in connection with our ongoing activities. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, we will incur significant sales, marketing and outsourced-manufacturing expenses in connection with the commercialization of any of our drugs or any drug candidates for which we may receive marketing approval. In addition, we have incurred and will continue to incur substantial costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

To date, we have not generated substantial revenue from drug sales. Our ability to generate substantial revenue depends on a number of factors, including, but not limited to, our ability to:

●initiate and successfully complete clinical trials that meet their clinical endpoints;
●initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our drug candidates, including for avapritinib and pralsetinib for additional indications or in additional geographies;
●continue to maintain and expand commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●maintain and, if necessary, expand a sales, marketing and distribution infrastructure to commercialize AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we obtain marketing approval; and
●achieve market acceptance in the medical community and with third-party payors for AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval.

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

The development and commercialization of pharmaceuticals is capital-intensive. We are currently advancing multiple drug candidates and development programs through clinical and preclinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates, including marketing approval for avapritinib for additional indications or in additional geographies and for pralsetinib. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT/AYVAKYT, GAVRETO and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We may also need to raise additional funds if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate.

Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

●the success of our commercialization efforts and market acceptance for AYVAKIT/AYVAKYT, GAVRETO or any of our current or future drug candidates for which we receive marketing approval;
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
●the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;

●the success of our current or future collaborations for the development and commercialization of companion diagnostic tests;
●the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●the costs of continuing to expand our operations.

Accordingly, we may seek additional funding in connection with our continuing operations or business objectives. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize any of our approved drugs or drug candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. We could also be required to seek funds through collaborations, partnerships, licensing arrangements or otherwise at an earlier stage than would be desirable and we may be required to relinquish rights to some of our technologies, drugs or drug candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis or on attractive terms, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any of our approved drugs or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

Risks Related to Our Dependence on Third Parties

We have entered into collaborations and licenses with our partners for the development and commercialization of several of our drugs and drug candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these drugs and drug candidates.

We have entered into collaborations and licenses with Roche, CStone and Clementia, for the development and commercialization of several of our drugs and drug candidates, and may enter into additional collaborations and licenses with other third parties in the future. The success of these arrangements will depend heavily on the efforts and activities of our collaborators and licensing partners. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. In some situations, we may not be able to influence our collaboration partners’ decisions regarding the development and collaboration of our partnered drugs and drug candidates, and as a result, our collaboration partners may not pursue or prioritize the development and commercialization of those partnered drugs and drug candidates in a manner that is in our best interest. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement or result in litigation or arbitration, which would be time-consuming and expensive. Licensors generally have sole discretion in determining the efforts and resources that they will apply to the licensed products.

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

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

We contract with third parties for the manufacture of our approved drugs and drug candidates, including for pre-clinical, clinical and commercial supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our approved drugs or drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities or personnel. We rely, and expect to continue to rely, primarily on third parties for the manufacture of our drug candidates for pre-clinical development and clinical testing, as well as for the commercial manufacture of our current and future drugs. This reliance on third parties increases the risk that we will not have sufficient quantities of our drugs or drug candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

In response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant, as well as its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. In June 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards, and in July 2020, the FDA announced its goal of restarting domestic on-site inspections but with such activities depending on data about the trajectory of COVID-19 in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

We do not have long-term supply agreements with all of our contract manufacturers, and may purchase our required drug supply, including the API, drug product and drug substance used in our drugs and drug candidates, on a purchase order basis with certain contract manufacturers. In addition, we may be unable to establish or maintain any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish and maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●reliance on the third party for regulatory compliance and quality assurance;
●the possible breach of the manufacturing agreement by the third party;
●the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Any of our drugs and drug candidates that we may develop may compete with other approved drugs and drug candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, in response to the U.S. COVID-19 pandemic. Throughout the COVID-19 outbreak, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan in place that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection.

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

The API, drug substance and drug product used in our drug and drug candidates are supplied to us primarily from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug substance and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. Although we have entered into arrangements to establish redundant or second-source supply of some of the API, drug product or drug substance for avapritinib and pralsetinib, if any of our suppliers ceases its operations for any reason or is unable or unwilling to supply API, drug product or drug substance in sufficient quantities or on the timelines necessary to meet our needs, including as a result of the COVID-19 pandemic, it could significantly and adversely affect our business, the supply of our drug candidates or approved drugs and our financial condition.

For all of our drug candidates, we may from time to time explore opportunities to identify and qualify additional manufacturers to provide such API, drug substance and drug product prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers. In addition, we currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for our approved drugs and clinical-stage drug candidates through 2022. However, the COVID-19 pandemic could adversely impact our suppliers and result in delays or disruptions in our current or future supply chain.

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

We own patents and patent applications that relate to the composition of matter for avapritinib, pralsetinib, fisogatinib and BLU-263. We also own applications relating to composition of matter for KIT and PDGFRA inhibitors with multiple compound families, composition of matter for FGFR4 inhibitors with multiple compound families, and composition of matter for inhibitors of RET, including predicted RET resistance mutations, as well as methods of use for these novel compounds. The issued U.S. patent directed to avapritinib composition of matter has a statutory expiration date in 2034, the issued U.S. patent directed to pralsetinib composition of matter has a statutory expiration date in 2036, and the issued U.S. patent directed to fisogatinib composition of matter has a statutory expiration date in 2034. Patent term adjustment or patent term extension could result in a later expiration date for fisogatinib.

As of January 31, 2021, we owned 11 issued U.S. patents, 15 issued foreign patents, including one European patent validated in 38 countries, three pending U.S. non-provisional patent applications, three pending U.S. provisional applications, five pending PCT international patent applications and 22 pending foreign patent applications directed to our KIT and PDGFRA program, including avapritinib and BLU-263. The patents that have issued or will issue covering our KIT and PDGFRA program will have a statutory expiration date between 2034 and 2041. Patent term adjustments or patent term extensions could result in later expiration dates.

As of January 31, 2021, we owned seven issued U.S. patents, six pending U.S. non-provisional patent applications, three U.S. provisional patent applications, one pending PCT international application, 53 pending foreign patent applications and four issued foreign patents directed to our RET program, including pralsetinib. The patents that have issued or will issue covering our RET program will have a statutory expiration date between 2036 and 2041. Patent term adjustments or patent term extensions could result in later expiration dates.

As of January 31, 2021, we owned nine issued U.S. patents, two pending U.S. non-provisional patent applications, one pending PCT international applications, 28 pending foreign patent applications and 27 issued foreign patents directed to our FGFR4 program, including fisogatinib. The patents that have issued or will issue covering our FGFR4 program will have a statutory expiration date between 2033 and 2040. Patent term adjustments or patent term extensions could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of January 31, 2021, we owned eight issued U.S. patents, five pending U.S. non-provisional patent applications, four pending European Union patent applications and five issued European patents directed to this technology. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2035.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

The degree of patent protection we require to successfully commercialize any of our approved drugs and drug candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our drugs and drug candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Furthermore, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our drugs and drug candidates, including generic versions of such drugs or drug candidates.

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

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, have been significantly narrowed by the time they issue, if at all. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, there may be circumstances, when we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our drugs, drug candidates or procedures, we may not be able to stop a competitor from marketing drugs that are the same as or similar to our drugs or drug candidates, which would have a material adverse effect on our business.

We may not be able to effectively enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our drugs and drug candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. In addition, the patent laws of some foreign countries do not afford intellectual property protection to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. Competitors may use our drugs, drug candidates and technologies in jurisdictions where we have not obtained patent protection to develop their own drugs and, further, may export otherwise infringing drugs to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These drugs may compete with our drugs and drug candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Our trade secrets could otherwise become known or be independently discovered by our competitors. Competitors could purchase our drugs and drug candidates and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies, drugs, and drug candidates that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If our trade secrets are not adequately protected so as to protect our market against competitors’ drugs, our competitive position could be adversely affected, as could our business.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our drugs or drug candidates if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate such technologies or features would have a material adverse effect on our business and may prevent us from successfully commercializing our drugs and drug candidates, if approved. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our drugs and drug candidates, if approved, which would have an adverse effect on our business, results of operations and financial condition.

Risks Related to Our Business, including Employee Matters, Managing Growth and Others

Our business, results of operations and future growth prospects could be materially and adversely affected by the COVID-19 pandemic.

Due to the continued evolution and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business, operations and financial performance. The extent to which COVID-19 may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat COVID-19.

For example, public health actions being undertaken globally in response to the COVID-19 pandemic, including quarantines, stay-at-home, executive and similar government orders and the prioritization of healthcare resources, could adversely impact our business, results of operations and future growth prospects. For ongoing and planned clinical trials, we anticipate and have experienced some temporary delays or disruptions due to the COVID-19 pandemic, including limited or reduced patient access to trial investigators, hospitals and trial sites, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites, which could adversely impact our development plans, including the initiation of planned clinical trials, the rate of enrollment and our ability to conduct ongoing clinical trials. There may also be local orders affecting one or more trial sites, which may trigger mandated changes to our clinical trial protocols or temporary suspensions in the affected trial sites. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations have occurred and could continue to occur or be expanded in scope or duration, which could adversely impact:

●ongoing and planned clinical trials;
●our employees and business operations;
●personnel at our third-party suppliers and other vendors in the U.S. and other countries;
●the availability, cost or supply of materials, which may cause delays or disruptions to development plans for our drug candidates or clinical or commercial supply chains for our current or future approved drugs and drug candidates; and
●sales and marketing activities related to AYVAKIT/AYVAKYT, GAVRETO and any drug candidates for which we may receive marketing approval in the U.S. or other geographies in the future.

To the extent the COVID-19 pandemic adversely affects our business, results of operations and future growth prospects, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, business development, financial and legal expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of our executive officers may terminate their employment with us at any time. In addition, insurance coverage is increasingly expensive, including with respect to directors and officers liability insurance, or D&O insurance. We may not be able to maintain D&O insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise. An inability to secure and maintain D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of January 31, 2021, we had 429 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Political development can also lead to uncertainty to regulations and rules that may materially affect our business. For example, Brexit could result in the United Kingdom or the European Union significantly altering its regulations affecting the clearance or approval of our drug or drug candidates that are developed in the United Kingdom. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our drug candidates receive regulatory approval in the United Kingdom, the European Union and elsewhere. In addition, the announcement of Brexit and the withdrawal of the United Kingdom from the European Union have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

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

We may acquire or in-license businesses, technologies or platforms, approved drugs, drug candidates or discovery-stage programs, or form strategic alliances, collaborations or partnerships, in the future, and we may not realize the benefits of such acquisitions, in-licenses, alliances, collaborations or partnerships.

We may acquire or in-license additional businesses, technologies or platforms, approved drugs, drug candidates or discovery-stage programs, or form strategic alliances, collaborations or partnerships that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs or drug candidates resulting from a strategic alliance, collaboration, partnership or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. In addition, we cannot assure you that, following any such transaction, we will achieve the expected synergies to justify the transaction.

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. For example, in December 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017, or TCJA. The TCJA significantly reformed the Internal Revenue Code of 1986, as amended, and among other things, included changes to U.S. federal tax rates, imposed significant additional limitations on the deductibility of interest and net operating loss carryforwards and allows for the expensing of capital expenditures. Our net deferred tax assets and liabilities were revalued as of December 31, 2017 at the newly enacted U.S. corporate rate, and the impact was recognized in our tax expense in the year of enactment but was offset by a corresponding reduction to the valuation allowance. Additionally, in March 2020, the U.S. enacted the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including delaying the effective date of the net operating loss restrictions imposed by the TJCA, temporarily relaxing (but not eliminating) the TJCA’s interest deductibility limitations, and making temporary beneficial changes to the payroll tax regime. We continue to examine the impact this tax reform legislation may have on our business. The impact of these and other future changes in tax laws is uncertain and could have an adverse effect on our business, cash flow, financial condition or results of operations.

Risks Related to Our Common Stock

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through February 15, 2021. As a result of this volatility, our stockholders could incur substantial losses.

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

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. For example, In July 2020, we entered into a sales agreement with Cowen through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $250.0 million, subject to the terms and conditions of the sales agreement. In the three months ended December 31, 2020, we issued and sold 1,784,926 shares of our common stock under the sales agreement at an average price of $112.05 per share for net and gross proceeds of $194.7 million and $200.0 million, respectively. If we seek authorization to sell additional shares of common stock under the sales agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own shares of common stock representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

●delaying, deferring or preventing a change of control of us;
●impeding a merger, consolidation, takeover or other business combination involving us; or
●discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We analyzed shifts in the stock ownership to determine if its net operating losses and tax credit carryforwards may be subject to limitation under Sections 382 and 383. Based on this analysis, we determined that it is more likely than not that an ownership change occurred on the following dates: March 24, 2011; April 5, 2011; November 10, 2014; and February 7, 2017. As a consequence of these ownership changes, our net operating loss carryforwards allocable for the period preceding each ownership change are subject to limitations under Section 382. In addition, pursuant to the TCJA (as modified by the CARES Act), we may not use net operating loss carry-forwards generated in taxable years beginning after December 31, 2017 to reduce our taxable income in any year beginning after December 31, 2020 by more than 80%, and we may not carry back any net operating losses generated in taxable years beginning after December 31, 2020 to prior years. These new rules apply regardless of the occurrence of an ownership change.

Item 1B. Unresolved Staff Comments.

Not applicable.

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

We also lease our former corporate headquarters at 38 Sidney Street in Cambridge, Massachusetts under a lease that will expire on October 31, 2022. The lease agreement provides us with an option to extend the lease for five additional years. In the first quarter of 2018, we fully subleased these premises, and the term of the existing sublease will expire on February 28, 2021.

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

Holders

As of January 31, 2021, there were approximately 11 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2015 through December 31, 2020. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on December 31, 2015, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

Item 6. Reserved

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

Overview

We are a global precision therapy company that is inventing transformative medicines for people with cancer and hematologic disorders. Applying an approach that is both precise and agile, we create therapies that selectively target genetic drivers, with the goal of staying one step ahead across stages of disease. Since 2011, we have leveraged our research platform, including expertise in molecular targeting and world-class drug design capabilities, to rapidly and reproducibly translate science into a broad pipeline of precision therapies. We are delivering our approved medicines, AYVAKIT™/AYVAKYT® (avapritinib) and GAVRETO™ (pralsetinib), to patients in the U.S. and Europe, and we are globally advancing multiple programs for genomically defined cancers, systemic mastocytosis, and cancer immunotherapy.

Our drug discovery approach combines our deep understanding of kinase biology with our proprietary compound library and chemistry expertise to design highly selective and potent precision therapies, with the goal of delivering significant and durable clinical benefit to patients based on the genetic driver of their disease. This uniquely targeted, scalable approach is designed to empower the rapid design and development of new treatments and increase the likelihood of success. In addition, our business model integrates our research engine with robust clinical development and commercial capabilities in oncology and hematology to create a cycle of innovation.

Systemic Mastocytosis and other Mast Cell Disorders — Avapritinib and BLU-263

Avapritinib

We are developing avapritinib for the treatment of systemic mastocytosis, or SM, a rare hematologic disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure. Nearly all cases of SM are driven by the KIT D816V mutation, which aberrantly activates mast cells.

In December 2020, we submitted a supplemental new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for avapritinib for the treatment of adult patients with advanced SM. In February 2021, the FDA accepted our application and set a Prescription Drug User Fee Act, or PDUFA, action date of June 16, 2021. We also submitted a Type II variation marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for avapritinib for advanced SM in February 2021.

We are currently evaluating avapritinib in an ongoing registration-enabling Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and an ongoing registration-enabling Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial. In September 2020, we reported positive top-line data from the EXPLORER and PATHFINDER trials. We plan to present registrational data from the PATHFINDER trial in the first half of 2021. In addition, we are evaluating avapritinib in an ongoing registration-enabling Phase 2 clinical trial in non-advanced SM, which we refer to as our PIONEER trial. In 2020, we reported data from the dose-finding portion (Part 1) of the PIONEER trial and initiated the registration-enabling Part 2 of the PIONEER trial. We expect to complete enrollment of Part 2 of the PIONEER trial in mid-2021.

The FDA has granted breakthrough therapy designation to avapritinib for (i) the treatment of advanced SM, including the subtypes of aggressive SM, SM with an associated hematologic neoplasm and mast cell leukemia, and (ii) the treatment of moderate to severe indolent SM. In addition, the FDA has granted orphan drug designation to avapritinib for the treatment of mastocytosis, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of mastocytosis.

BLU-263

BLU-263 is an investigational, orally available, potent and highly selective KIT inhibitor that we are developing for the treatment of non-advanced SM and other mast cell disorders. BLU-263 is designed to have equivalent potency as avapritinib, with low off-target activity and lower penetration of the central nervous system, or CNS, relative to avapritinib based on preclinical data, which we believe will enable development of BLU-263 in a broad population of patients with non-advanced SM, including patients with lower disease burden requiring potentially life-long chronic therapy, and potentially patients with other mast cell disorders. In January 2021, we announced positive top-line results from a Phase 1 trial of BLU-263 in healthy volunteers. Based on these data, in mid-2021, we plan to initiate a Phase 2 trial of BLU-263 in patients with non-advanced SM, which we refer to as our HARBOR trial.

RET-altered Cancers — GAVRETO™ (pralsetinib)

We are developing and commercializing pralsetinib for the treatment of RET fusion-positive non-small cell lung cancer, or NSCLC, and for the treatment of RET-altered thyroid carcinoma, including medullary thyroid carcinoma, or MTC. We are also developing pralsetinib for the treatment of other RET-altered solid tumors. We have granted exclusive licenses to Roche and CStone Pharmaceuticals, or CStone, to develop and commercialize pralsetinib in their respective territories. See “—Collaborations and Licenses Summary” below.

Pralsetinib is approved in the U.S. with accelerated approval under the brand name GAVRETO for the treatment of (i) adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA approved test, (ii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant MTC who require systemic therapy, and (iii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate).

The EMA is currently reviewing our MAA for pralsetinib for RET fusion-positive NSCLC. If approved by the European Commission, Roche plans to launch pralsetinib in RET fusion-positive NSCLC in Europe in the first half of 2021. Roche also plans to submit a Type II variation MAA to the EMA for pralsetinib for RET-altered thyroid cancers in the second half of 2021, and to submit marketing applications for pralsetinib for RET-altered NSCLC and thyroid cancers across multiple additional global geographies in 2021. In addition, China’s National Medical Products Administration, or NMPA, accepted an NDA submitted by CStone in the third quarter of 2020 for pralsetinib for the treatment of RET fusion-positive NSCLC patients previously treated with platinum-based chemotherapy.

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

The FDA has granted breakthrough therapy designation to pralsetinib for (i) the treatment of patients with RET fusion-positive NSCLC that has progressed following platinum-based chemotherapy and (b) the treatment of patients with RET mutation-positive MTC that requires systemic treatment and for which there are no acceptable alternative treatments. In addition, the FDA has granted orphan drug designation to pralsetinib for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC.

PDGFRA-Driven Gastrointestinal Stromal Tumors — AYVAKIT™ / AYVAKYT® (avapritinib)

We are commercializing avapritinib for the treatment of patients with PDGFRA exon 18 mutant gastrointestinal stromal tumors, or GIST, a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract. Avapritinib is approved in the U.S. under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumors harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and is approved in the European Union with conditional marketing authorization under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring a PDGFRA D842V mutation.

The European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST. In addition, the NMPA accepted an NDA submitted by CStone in the first quarter of 2020 for avapritinib for the treatment of adults with unresectable or metastatic PDGFRA exon 18 mutant GIST. CStone also submitted an NDA to the Taiwan Food and Drug Administration, or the TFDA, for avapritinib for the indication of adult patients with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and received priority review designation from the TFDA.

Treatment-Resistant EGFR-Mutated NSCLC

We are developing two investigational EGFR inhibitors, BLU-701 and BLU-945, with the goal of addressing the most common on-target resistance mutations to currently available EGFR-targeted therapies. While the introduction of EGFR-targeted therapies, including osimertinib, has transformed the care of patients with EGFR-driven NSCLC, treatment resistance is a significant emerging unmet medical need.

In addition to targeting EGFR resistance mutations, BLU-701 and BLU-945 were specifically designed for selectivity over wild-type EGFR and other kinases to enable potential improved tolerability and also combination strategies. In addition, in preclinical tumor models, both drug candidates have shown CNS activity, highlighting the potential to address CNS metastases which are more common in treatment-experienced NSCLC patients.

We plan to initially develop BLU-701 and BLU-945 as monotherapies and in combination with each other and other therapies to overcome treatment resistance in specific patient populations with EGFR-driven NSCLC.

EGFR-Positive Double Mutant NSCLC — BLU-701

BLU-701 is a selective and potent investigational inhibitor of double-mutant EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired C797S mutation, the most common on-target resistance mutation to osimertinib. We plan to initially develop BLU-701 as a monotherapy and in combination with other therapies. We plan to present foundational preclinical data for BLU-701 in the first half of 2021, and we plan to initiate a Phase 1 trial of BLU-701 in the second half of 2021.

EGFR-Positive Triple Mutant NSCLC — BLU-945

BLU-945 is a selective and potent investigational inhibitor of triple-mutant EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired T790M and C797S mutations, the most common on-target resistance to first-generation EGFR inhibitors and osimertinib, respectively.

In preclinical data presented in September 2020, BLU-945 inhibited triple mutant EGFR with sub-nanomolar potency and demonstrated greater than 900-fold selectivity over wild-type EGFR along with excellent overall kinome selectivity. In a triple mutant EGFR cell-line, BLU-945 potently inhibited the EGFR pathway, while osimertinib demonstrated limited activity. BLU-945 monotherapy resulted in robust anti-tumor activity in multiple cell line-derived and patient-derived xenograft models of triple mutant EGFR NSCLC. In addition, BLU-945 treatment in combination with osimertinib or gefitinib resulted in tumor regression in a triple mutant EGFR NSCLC patient-derived xenograft model, which was derived from a patient with progressive disease following five lines of prior therapy. BLU-945 was also highly active in an intracranial disease model.

Based on these preclinical proof-of-concept data, we plan to initially develop BLU-945 as a monotherapy and in combination with other agents. We plan to initiate a Phase 1 trial of BLU-945 in patients with EGFR-driven NSCLC, in the first half of 2021.

Fisogatinib — Hepatocellular Carcinoma

We are developing fisogatinib for the treatment of advanced hepatocellular carcinoma, or HCC. Fisogatinib is an investigational, orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with HCC, the most common type of liver cancer. As part of our collaboration with CStone, we are evaluating fisogatinib as a monotherapy and in combination with sugemalimab, a clinical-stage anti-PDL1 immunotherapy being developed by CStone, for the treatment of locally advanced or metastatic HCC in an ongoing Phase 1b/2 trial conducted in multiple clinical sites in China. The FDA has granted orphan drug designation to fisogatinib for the treatment of HCC.

Discovery Platform

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases.

In addition to our discovery programs for treatment-resistant EGFR-mutated NSCLC, we currently have the following wholly-owned discovery programs:

●	CDK2 Discovery Program. In February 2021, we announced a discovery program targeting CDK2. CDK2, a cyclin-dependent kinase involved in cell cycle biology, is activated by its regulatory partner Cyclin E, and can drive cancer cell proliferation when Cyclin E is aberrantly expressed. Dysregulated Cyclin E is associated with multiple malignancies and has been shown to be a mechanism of resistance to targeted therapies, including CDK4/6 inhibitors.
●	Other Discovery Programs. In addition to the discovery programs described above, we have two wholly-owned pre-development candidate programs for undisclosed kinase targets.

Under our immunotherapy collaboration with Roche, we are conducting activities for up to two discovery programs, including a development candidate for the kinase target MAP4K1. See “—Collaborations and Licenses Summary” below. We plan to present initial preclinical data for our MAP4K1 development candidate in the first half of 2021.

Collaborations and Licenses

Roche—Immunotherapy Collaboration. In March 2016, we entered into a collaboration with Roche to discover, develop and commercialize up to two small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy (including the kinase target MAP4K1, which is believed to play a role in T cell regulation), as single products or possibly in combination with other therapeutics.

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

Clementia. In October 2019, we entered into a license agreement with Clementia Pharmaceuticals, Inc., or Clementia, a wholly-owned subsidiary of Ipsen S.A., and granted Clementia an exclusive, worldwide, royalty-bearing license to develop and commercialize BLU-782, as well as specified other compounds related to the BLU-782 program. BLU-782 is an investigational, orally available, potent and highly selective inhibitor that targets mutant activin-like kinase 2, or ALK2, in development for the treatment of fibrodysplasia ossificans progressiva, or FOP. The FDA has granted a rare pediatric disease designation, orphan drug designation and fast track designation to BLU-782, each for the treatment of FOP.

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

Note on the COVID-19 Pandemic

Due to the continued evolution and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business, operations and financial performance. In 2020, we initially established a work-from-home policy for all employees, other than those performing or supporting business-critical activities, such as certain members of our laboratory and facilities staff. While the majority of employees continue to work from home, we have continued to evaluate and update this policy for each of our locations and field-based employees based on guidance from federal, state and local government authorities and the severity of the pandemic. For our ongoing and planned clinical trials, while we anticipate and have experienced some delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient enrollment rates, we have continued to work with any impacted clinical trial sites to ensure study continuity, enable medical monitoring, facilitate study procedures and maintain clinical data and records, including the use of local laboratories for testing and tumor imaging, home delivery of study drug and remote data and records monitoring. In addition, we currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for our approved drugs and clinical-stage drug candidates through 2022. However, depending on the duration and impact of the COVID-19 pandemic on local and global supply chains, our suppliers could be adversely impacted, which may result in delays or disruptions in our current or future supply chain. For our commercial activities for AYVAKIT/AYVAKYT and GAVRETO, we are committed to continuing to serve the needs of healthcare providers, patients and other stakeholders during this critical time, including by conducting commercial and medical affairs field activities across our portfolio in virtual formats where possible. We will continue to assess the duration, scope and severity of the COVID-19 pandemic and the existing and potential impacts on our business, operations and financial performance, and we will continue to work closely with our third-party vendors, collaborators and other parties in order to seek to advance our pipeline of targeted therapies as quickly as possible, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K for further discussion of risks related to the COVID-19 pandemic.

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through December 31, 2020, we have received an aggregate of $2.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, or IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $910.8 million in upfront and milestone payments under our collaborations with Roche and CStone, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, or Alexion. In addition, since January 2020, we have generated limited product revenue.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net income was $313.9 million for the year ended December 31, 2020 primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib. Our net losses were $347.7 million and $236.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $631.4 million. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses will continue to increase in connection with our ongoing activities, particularly as we:

●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we may obtain marketing approval;
●	seek marketing approval for our drug candidates, including for avapritinib and pralsetinib in additional indications or in additional geographies;

●	continue to advance clinical development activities for avapritinib and pralsetinib and initiate or advance clinical development activities for other current or future drug candidates;
●	continue to discover, validate and develop additional drug candidates or development candidates, including our discovery programs for treatment-resistant EGFR-mutated NSCLC and our CDK2 discovery program;
●	continue to manufacture increasing quantities of drug substance and drug product material for use in pre-clinical studies, clinical trials and commercialization;
●	conduct development and commercialization activities for companion diagnostic tests for our drugs and drug candidates;
●	conduct research and development activities under our collaborations with Roche and CStone;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license additional businesses, technologies, drugs or drug candidates, form strategic alliances or create joint ventures with third parties; and
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel.

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

For the year ended December 31, 2020, our revenue primarily consisted of sales of AYVAKIT/AYVAKYT, GAVRETO and collaboration revenue under our collaborations with Roche and CStone. Collaboration revenue for the year ended December 31, 2020 primarily includes amounts that were recognized related to upfront payments, milestone payments, the equity premium from Roche, and amounts due to us for supply of inventory (under our collaboration agreements) and research and development services.

In the future, we expect to generate revenue from a combination of sales of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval, royalties on product sales, upfront, milestone, profit sharing and other payments, if any, under any current or future collaborations and licenses, including revenues related to the supply of our drug candidates or approved drugs to our various collaboration partners. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of product sales, license fees, research and development services, payments for manufacturing services, and option fees, milestone payments or other payments under our collaboration or license agreements, if any.

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

Prior to receiving FDA approval for AYVAKIT and GAVRETO in January 2020 and September 2020, respectively, we manufactured inventory to be sold upon commercialization and recorded approximately $36.3 million related to this inventory as research and development expense. As a result, the manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in a prior period and are therefore excluded from the cost of goods sold for the year ended December 31, 2020. We estimate our cost of goods sold as a percentage of net product revenue will continue to be positively impacted as we sell through certain inventory that was previously expensed prior to FDA approval. We expect to utilize zero cost inventory for an extended period of time.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our drug candidates, which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	expenses incurred under agreements with third parties that conduct research and development, pre-clinical activities, clinical activities and manufacturing on our behalf;
●	expenses incurred under agreements with third parties for the development and commercialization of companion diagnostic tests;
●	the cost of consultants in connection with our research and development activities;
●	the cost associated with regulatory quality assurance and quality control operations;
●	the cost of lab supplies and acquiring, developing and manufacturing pre-clinical study materials, clinical trial materials and commercial supply materials; and
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs in support of research and development activities.

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

The successful development of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our current or future drug candidates for which we received marketing approval. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Research and development activities are central to our business model. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our drug candidate development programs progress and as we conduct and continue our clinical trials to evaluate our approved drugs for additional indications. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our approved drugs or drug candidates for which we may receive marketing approval, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

The following table summarizes our external research and development expenses by program for the years ended December 31, 2020, 2019 and 2018. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Avapritinib external expenses	$77,074	$98,146	$83,417
Pralsetinib external expenses	63,066	78,689	44,099
Fisogatinib external expenses	4,190	6,496	10,167
BLU-263 external expenses	14,138	4,575	—
BLU-701/945 external expenses	14,549	5,397	2,791
Other development and pre-development candidate expenses and unallocated expenses	55,409	62,741	53,917
Internal research and development expenses	98,434	75,406	49,230
Total research and development expenses	$326,860	$331,450	$243,621
*

Pralsetinib external expenses includes reimbursable expenses under our collaboration for pralsetinib with Roche, and other development and pre-development candidate expenses includes reimbursable expenses under our other collaboration agreements.

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials and preparing regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for API, drug product and drug substance for current and future clinical trials and commercial inventory. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our immunotherapy collaboration with Roche, development activities under our collaboration with CStone, development activities under our collaboration for pralsetinib with Roche and development activities for companion diagnostic tests for current and future drug candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and benefits, including stock-based compensation, for commercial operations and for personnel in executive, finance, accounting, commercial, business development, information technology, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, commercial development activities, legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.

We expect that our selling, general and administrative expenses will continue to increase in the future to support additional research and development activities and commercialization activities, including expanding our sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval for additional indications or in additional geographies and expanding our operations globally. These increases will likely include increased costs related to the hiring of additional personnel, legal, auditing and filing fees and general compliance and consulting expenses, among other expenses. We have incurred and will continue to incur additional costs associated with operating as a public company and expanding the scope of our operations.

Interest Income (Expense), net

Interest income (expense), net consists primarily of income earned on cash equivalents and investments. We expect our interest income, net, will increase in future periods due to our increase in average investment balances following receipt of the upfront payments related to our collaboration with Roche for pralsetinib.

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

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accounts receivable, inventory, accrued research and development expenses, available-for-sale investments, stock-based compensation and leases.

Revenue Recognition

 We account for contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers, ASC 606. We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue

We generated product revenue from sales of AYVAKIT and GAVRETO in the U.S. and sales of AYVAKYT in the European Union to a limited number of specialty distributors and specialty pharmacy providers. These customers subsequently resell the products or dispense the products directly to patients. In addition, we entered into arrangements with payors that provide for government mandated rebates, discounts and allowances with respect to the utilization of our products.

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

Collaboration Revenue

At contract inception, we analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC 808, Collaborative Arrangements, ASC 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606.

For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. We evaluate the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. For the co-commercialization and marketing activities of certain of our products and product candidates in a collaboration arrangement, where we are the principal on sales transactions with third parties, we recognize revenue, cost of sales and operating expenses on a gross basis in their respective lines in our consolidated statements of operations and comprehensive income (loss). Where we are not the principal on sales transactions with third parties, we record our share of the revenues, cost of sales and operating expenses on a net basis as revenue (expenses) from the collaboration arrangement in our consolidated statements of operations and comprehensive income (loss).

For elements accounted within scope of ASC 606, to determine the appropriate amount of revenue to be recognized for the arrangements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must use significant judgment to determine: (a) the performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. We use judgment to determine whether milestones or other variable consideration, except for royalties and sales-based milestones, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied.

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

Research and Development Services. The promises under our collaboration agreements may include research and development services to be performed by our employees on behalf of the partner. Payments or reimbursements resulting from our research and development efforts are recognized as revenue when the services are performed and presented on a gross basis because we are the principal for such efforts. Payments or reimbursements from the partner that are the result of a collaborative relationship with the partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense.

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

Consideration received prior to revenue recognition is recorded as deferred revenue in the consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. If we transfer goods or services to a customer before the customer pays consideration or before payment is due, we record a contract asset as unbilled accounts receivable on the consolidated balance sheets.

Accounts Receivable

Accounts receivables arise from product sales and amounts due from our collaboration partners. The amount from product sales represents amounts due from specialty pharmacy providers in the U.S. and in the European Union. We monitor economic conditions and the financial performance and credit worthiness of our counterparties to identify facts or circumstances that may indicate that our receivables are at risk of collection. We provide reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay based on the composition of our accounts receivable, considering past events, current economic conditions, and reasonable and supportable forecasts about the future economic conditions. The contractual life of our accounts receivable is generally short-term. Amounts determined to be uncollectible are charged or written-off against the reserve.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in first-out method. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials. We classify our inventory costs as long-term when we expect to utilize the inventory beyond the normal operating cycle and include these costs in other assets in the consolidated balance sheets.

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

Available-for-Sale Investments

We classify marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by an investment manager and mainly consist of U.S. Treasury securities and U.S. government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense). We review our portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss).

Stock-Based Compensation

We account for stock-based compensation awards in accordance with ASC 718, Compensation –Stock Compensation, which we refer to as ASC 718. We expense the fair value of stock-based awards granted to employees and members of the board of directors over the requisite service period, which is typically the vesting period. Compensation cost for stock-based awards issued to employees is measured using the estimated fair value at the grant date and is adjusted to reflect actual forfeitures. We estimate the fair value of options granted to employees at the date of grant using the Black-Scholes option-pricing model that requires management to apply judgment and make estimates, including:

●	expected volatility, which is calculated based a blend of our reported volatility data for the length of time that market data is available for our stock and the historical data for a representative group of publicly traded companies, for which historical information is available. For these analyses, we select companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We intend to consistently apply this process using representative companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available;
●	risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption;
●	expected term, which we calculate using the simplified method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, as we have insufficient historical information regarding our stock options to provide a basis for an estimate. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches; and
●	dividend yield, which is zero based on the fact that we never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

 Stock-based awards issued to non-employees, including directors for non-board-related services, are accounted for based on the fair value of such services received or the fair value of the award granted on the grant date, whichever is more reliably measured. Stock-based awards subject to service-based vesting conditions are expensed on a straight-line basis over the vesting period.

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

Leases

Leases are accounted for in accordance with ASC Topic 842, Leases, ASC 842. At the inception of a contract, we assess whether the contract is, or contains, a lease. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

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

We have made an accounting policy election to not recognize leases with an initial term of 12 months or less within our consolidated balance sheets and to recognize those lease payments on a straight-line basis in our consolidated statements of income over the lease term.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,
	2020	2019	Dollar Change	% Change

	(in thousands)
Revenues:
Product revenue, net	$22,134	$—	$22,134	100%
Collaboration revenue	771,601	66,512	705,089	1,060
Total revenue	793,735	66,512	727,223	1,093
Cost and operating expenses:
Cost of sales	425	—	425	100
Research and development	326,860	331,450	(4,590)	(1)
Selling, general and administrative	157,743	96,388	61,355	64
Total cost and operating expenses	485,028	427,838	57,190	13
Other income (expense):
Interest income (expense), net	6,599	13,732	(7,133)	(52)
Other income (expense), net	(366)	(100)	266	266
Total other income (expense)	6,233	13,632	(7,399)	(54)
Income (loss) before income taxes	314,940	(347,694)	662,634	191
Income tax expense	1,058	—	1,058	100
Net income (loss)	$313,882	$(347,694)	$661,576	190%

Product Revenue, Net

Product revenue, net was $22.1 million for the year ended December 31, 2020. We started generating revenue from sales of AYVAKIT in the first quarter of 2020 following FDA approval of AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization to avapritinib under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. For the year ended December 31, 2020, we recorded net product revenue from the sale of AYVAKIT/AYVAKYT for a total of $21.2 million. We started generating revenue from sales of GAVRETO in the third quarter of 2020 following the initial FDA approval of GAVRETO. GAVRETO was originally approved for the treatment of adult patients with metastatic RET fusion-positive NSCLC and subsequently approved for adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant MTC who require systemic therapy, or with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). For the year ended December 31, 2020, we recorded net product revenue from the sale of GAVRETO for a total of $0.9 million.

Collaboration Revenue

Collaboration revenue increased by $705.1 million from $66.5 million for the year ended December 31, 2019 to $771.6 million for the year ended December 31, 2020. For the year ended December 31, 2020, our collaboration revenue mainly consisted of $753.1 million in revenue under our collaboration agreement with Roche for pralsetinib, $14.6 million revenue under our cancer immunotherapy collaboration with Roche, and $3.6 million in revenue under our CStone collaboration. Revenue recognized under our collaboration with Roche for pralsetinib for the year ended December 31, 2020 consisted of $695.7 million upfront cash payment including the $20.7 million premium associated with the $100.0 million equity investment by Roche, $55.0 million in specified regulatory and commercialization milestone payments and $2.4 million associated with services related to Roche territory-specific activities. We recognized $14.6 million in revenue under our cancer immunotherapy collaboration with Roche for the year ended December 31, 2020, which was primarily related to the amortization of the total $64.5 million of upfront and milestone payments received as of such period. Revenue recognized under our CStone collaboration for the year ended

December 31, 2020 primarily consisted of $2.0 million in milestone revenue related to a development milestone that was achieved during the year and $1.6 million associated with drug supply related to CStone territory-specific activities.

Collaboration revenue for the year ended December 31, 2019 consisted of $46.2 million revenue under the Clementia license agreement, $12.1 million in revenue under our CStone collaboration and $8.2 million revenue under our cancer immunotherapy collaboration with Roche. Revenue recognized under the Clementia license agreement for the year ended December 31, 2019 consisted of a $25.0 million upfront payment received, a $20.0 million cash milestone payment due and paid in the third quarter of 2020 and a $1.2 million inventory transfer. Revenue recognized under our CStone collaboration for the year ended December 31, 2019 primarily consisted of $12.0 million in milestone revenue related to several development and regulatory milestones that were achieved during the year. We recognized $8.2 million in revenue under our cancer immunotherapy collaboration with Roche for the year ended December 31, 2019, which was primarily related to the amortization of the total $63.0 million of upfront and milestone payments received during such period.

Cost of sales

Cost of sales was $0.4 million for the year ended December 31, 2020 and was related to manufacturing costs associated with our product sales. Costs associated with the manufacture of our drugs prior to FDA approval were recorded as research and development expenses and, therefore, are not included in cost of sales during such period.

Research and Development Expense

Research and development expense decreased by $4.6 million from $331.5 million for the year ended December 31, 2019 to $326.9 million for the year ended December 31, 2020. The decrease in research and development expense was primarily related to $20.5 million reimbursement from the global development cost sharing arrangement under our collaboration with Roche for pralsetinib and approximately $12.6 million in decreased expenses associated with clinical and commercial manufacturing activities. This decrease in research and development expense was primarily offset by an increase of approximately $18.7 million in personnel expense, primarily due to an increase in headcount, which was driven by growth in the clinical and manufacturing organizations and an increase of $5.0 million in stock-based compensation expense.

Selling, general and Administrative Expense

Selling, general and administrative expense increased by $61.4 million from $96.4 million for the year ended December 31, 2019 to $157.7 million for the year ended December 31, 2020. The increase in selling, general and administrative expense was primarily related to increased costs and personnel expenses, including an increase of $15.8 million in stock-based compensation expense, associated with building our commercial infrastructure and to support the overall growth of our business, as well as an increase of $17.5 million in commercial expenses to build our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT and GAVRETO. The increase in selling, general and administrative expense was partially offset by a $10.6 million reimbursement in connection with the commercialization of GAVRETO in the U.S. under our collaboration with Roche for pralsetinib.

Interest Income (Expense), Net

Interest income (expense), net decreased by $7.1 million from $13.7 million for the year ended December 31, 2019 to $6.6 million for the year ended December 31, 2020. The decrease was primarily due to a lower rate of return on investments caused by the severe liquidity crisis in the capital markets resulting from the COVID-19 pandemic.

Other Income (Expense), Net

Other expense, net increased by less than $0.3 million from $0.1 million for the year ended December 31, 2019 to $0.4 million for the year ended December 31, 2020. The increase was primarily related to changes in foreign currency exchange rates.

Income Tax Expense

Income tax expense consisted of $1.1 million for the year ended December 31, 2020, related to the income taxes provisions associated with the taxable income generated from our collaboration with Roche for pralsetinib and our product sales in certain state jurisdictions.

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,
	2019	2018	Dollar Change	% Change

	(in thousands)
Collaboration revenue	$66,512	$44,521	$21,991	49%
Operating expenses:
Research and development	331,450	243,621	87,829	36
Selling, general and administrative	96,388	47,928	48,460	101
Total operating expenses	427,838	291,549	136,289	47
Other income (expense):
Interest income (expense), net	13,732	10,566	3,166	30
Other income (expense), net	(100)	(180)	(80)	(44)
Total other income (expense)	13,632	10,386	3,246	31
Net loss	$(347,694)	$(236,642)	$111,052	47%

Collaboration Revenue

Collaboration revenue increased by $22.0 million from $44.5 million for the year ended December 31, 2018 to $66.5 million for the year ended December 31, 2019. Collaboration revenue for the year ended December 31, 2019 consisted of $46.2 million revenue under the Clementia license agreement, $12.1 million in revenue under our CStone collaboration and $8.2 million revenue under our cancer immunotherapy collaboration with Roche. Revenue recognized under the Clementia license agreement for the year ended December 31, 2019 consisted of a $25.0 million upfront payment received, a $20.0 million cash milestone payment due and paid in the third quarter of 2020 and a $1.2 million inventory transfer. Revenue recognized under our CStone collaboration for the year ended December 31, 2019 primarily consisted of $12.0 million in milestone revenue related to several development and regulatory milestones that were achieved during the year. We recognized $8.2 million in revenue under our cancer immunotherapy collaboration with Roche for the year ended December 31, 2019, which was primarily related to the amortization of the total $63.0 million of upfront and milestone payments received as of such period.

Collaboration revenue for the year ended December 31, 2018 was related to the CStone collaboration and cancer immunotherapy collaboration with Roche. We entered into the CStone agreement on June 1, 2018 and recognized collaboration revenue of $40.0 million from the upfront payment under the CStone agreement for the year ended December 31, 2018. We recognized $4.5 million in collaboration revenue under the cancer immunotherapy agreement with Roche for the year ended December 31, 2018, which was primarily related to amortization of the total $55.0 million upfront and milestone payments received as of such period.

Research and Development Expense

Research and development expense increased by $87.8 million from $243.6 million for the year ended December 31, 2018 to $331.5 million for the year ended December 31, 2019. The increase in research and development expense was primarily related to $35.3 million in increased expenses for external clinical activities related to avapritinib, pralsetinib and BLU-782 and $31.3 million in increased personnel expense, primarily due to an increase in headcount, which was driven by growth in the clinical and manufacturing organizations and an increase of $11.6 million in stock-based compensation expense.

General and Administrative Expense

General and administrative expense increased by $48.5 million from $47.9 million for the year ended December 31, 2018 to $96.4 million for the year ended December 31, 2019. The increase in general and administrative expense was primarily related to increased costs and personnel expenses, including an increase of $12.5 million in stock-based compensation expense, associated with building our commercial infrastructure and to support the overall growth of our business globally.

Interest Income (Expense), Net

Interest income (expense), net increased by $3.2 million from $10.6 million for the year ended December 31, 2018 to $13.7 million for the year ended December 31, 2019. The increase was primarily related to higher average investment balances and a higher rate of return on investments.

Other Income (Expense), Net

Other income (expense), net, decreased by $0.1 million from $0.2 million of expense for the year ended December 31, 2018 to $0.1 million of expense for the year ended December 31, 2019. The decrease was primarily related to changes in foreign currency exchange rates.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through December 31, 2020, we have received an aggregate of $2.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $910.8 million in upfront payments and milestone payments under our collaborations with Roche and CStone, our license agreement with Clementia and our former collaboration with Alexion. In addition, since January 2020, we have generated limited product revenue.

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $1,549.7 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by (used in) operating activities	$387,035	$(278,015)	$(175,009)
Net cash used in investing activities	(434,249)	(16,466)	(161,088)
Net cash provided by financing activities	617,759	340,638	4,454
Net increase (decrease) in cash and cash equivalents	$570,545	$46,157	$(331,643)

Net Cash Provided by (Used in) Operating Activities. For the year ended December 31, 2020, compared to the same period in 2019, the $665.1 million increase in net cash provided by operating activities was primarily due to the increased net income during this period of $661.6 million, which was driven by the $753.1 million collaboration revenue recognized under our collaboration agreement with Roche for pralsetinib.

For the year ended December 31, 2019, compared to the same period in 2018, the $103.0 million increase in net cash used in operating activities was primarily due to the increase in net loss during this period of $110.0 million, which was driven by increased payroll and payroll-related expenses and spending on pre-clinical, clinical and pre-commercial activities, partially offset by upfront and milestone payments received during year ended December 31, 2019. The net cash flows provided by operating activities for year ended December 31, 2019 reflect a $25.0 million upfront payment received under the Clementia agreement, an aggregate of $10.0 million in milestone payments received under the CStone agreement and an $8.0 million milestone payment received under the cancer immunotherapy agreement with Roche.

Net Cash Used in Investing Activities. For the year ended December 31, 2020, compared to the same period in 2019, the $417.8 million increase in net cash used in investing activities was primarily due to an increase in net purchases of available-for-sale investments.

For the year ended December 31, 2019, compared to the same period in 2018, the $144.6 million decrease in net cash used in investing activities was primarily due a decrease in net purchases of available-for-sale investments.

Net Cash Provided by Financing Activities. For the year ended December 31, 2020, compared to the same period in 2019, the $277.1 million increase in net cash provided by financing activities was primarily due to the $175.7 million increase in proceeds received from our common stock offerings net of issuance costs, the $79.3 million received from the issuance of common stock related to the collaboration agreement with Roche for pralsetinib, and a $22.0 million increase in net proceeds received from stock option exercises and the issuance of common stock under our employee stock purchase plan.

For the year ended December 31, 2019, compared to the same period in 2018, the $336.2 million increase in net cash provided by financing activities was primarily due to a $327.5 million increase in net proceeds received from our April 2019 follow-on public offering, and a $6.9 million increase in net proceeds received from stock option exercises and the issuance of common stock under our employee stock purchase plan.

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

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $1,549.7 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

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

Identifying potential drug candidates, conducting pre-clinical development and testing and clinical trials and, for any drug candidates that receive marketing approval, establishing and maintaining commercial infrastructure is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals, including for avapritinib and pralsetinib in additional indications or in additional geographies, and achieve substantial revenues for any of our drugs that receive marketing approval, including for AYVAKIT/AYVAKYT and GAVRETO. In addition, our drugs and any current or future drug candidates that receive marketing approvals, including avapritinib and pralsetinib for additional indications or in additional geographies, may not achieve commercial success. Accordingly, we may need to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Contractual Obligations

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and unconditional purchase obligations related to certain commercial manufacturing agreements.

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2020:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Minimum purchase obligations	$30,875	$7,465	$12,330	$11,080	$-
Operating lease obligations	126,179	14,879	27,700	26,758	56,842
Total	$157,054	$22,344	$40,030	$37,838	$56,842

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2020 and 2019, we had cash, cash equivalents and marketable securities of $1,549.7 million and $548.0 million, respectively, consisting primarily of money market funds and investments in U.S. government agency securities and treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from the impact of the COVID-19 pandemic. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2020 and 2019, we held limited funds and future obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020 and 2019.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Blueprint Medicines Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Blueprint Medicines Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Blueprint Medicines Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Blueprint Medicines Corporation as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 17, 2021 expressed an unqualified opinion thereon.

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

February 17, 2021

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)        Financial Statements

The following documents are included on pages F-1 through F-39 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)        Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)        Exhibits

Exhibit		Incorporated by Reference
Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
1.1	Sales Agreement, dated as of July 30, 2020, by and between Blueprint Medicines Corporation and Cowen and Company, LLC	10-Q	001-37359	1.1	July 31, 2020
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37359	3.1	November 9, 2015
3.2	Amended and Restated Bylaws, as amended on April 30, 2020, of the Registrant	10-Q	001-37359	3.1	May 6, 2020
4.1	Specimen Common Stock Certificate	S-1/A	333-202938	4.1	April 20, 2015
4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of November 7, 2014, by and among the Registrant and the Investors listed therein	S-1	333-202938	4.4	March 23, 2015
4.3	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended	10-K	001-37359	4.3	February 13, 2020
10.1#	2011 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder	S-1	333-202938	10.1	March 23, 2015
10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	10-K	001-37359	10.2	February 13, 2020
10.3#	2015 Employee Stock Purchase Plan	10-K	001-37359	10.3	February 13, 2020
10.4#	2020 Inducement Plan and form of award agreements thereunder	S-8	333-238039	99.1	May 6, 2020
10.5	Lease Agreement, dated February 11, 2015, by and between the Registrant and 38 Sidney Street Limited Partnership	S-1	333-202938	10.4	March 23, 2015

10.6	First Amendment to Lease Agreement, dated January 26, 2018, by and between the Registrant and 38 Sidney Street Limited Partnership	10-K	001-37359	10.5	February 26, 2019
10.7	Lease Agreement, dated April 28, 2017, by and between the Registrant and UP 45/75 Sidney Street, LLC	10-Q	001-37359	10.1	May 3, 2017
10.8	First Amendment of Lease, dated September 19, 2018, between Blueprint Medicines Corporation and UP 45/75 Sidney Street, LLC	8-K	001-37359	10.1	September 25, 2018
10.9#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Jeffrey W. Albers	10-Q	001-37359	10.2	November 9, 2015
10.10#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Anthony L. Boral	10-Q	001-37359	10.4	November 9, 2015
10.11#	First Amendment to Employment Agreement, dated January 11, 2021, by and between Blueprint Medicines Corporation and Anthony L. Boral, M.D., Ph.D.	8-K	001-37359	10.1	January 11, 2021
10.12#	Employment Agreement, dated March 10, 2016, by and between the Registrant and Kathryn Haviland	10-K	001-37359	10.9	March 11, 2016
10.13#	First Amendment to Employment Agreement, dated January 30, 2019, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.2	February 5, 2019
10.14#	Employment Agreement, dated September 6, 2016, by and between the Registrant and Tracey L. McCain	10-Q	001-37359	10.3	November 10, 2016
10.15#	Employment Agreement, dated November 9, 2016, by and between the Registrant and Marion Dorsch	8-K	001-37359	10.1	November 14, 2016
10.16#	Employment Agreement, dated October 10, 2017, by and between the Registrant and Christopher Murray	10-Q	001-37359	10.1	October 31, 2017
10.17#	Employment Agreement, dated November 22, 2017, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.1	November 22, 2017
10.18#	First Amendment to Employment Agreement, dated January 30, 2019, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.1	February 5, 2019
10.19#	Employment Agreement, dated October 29, 2018, by and between the Registrant and Christina Rossi	8-K	001-37359	10.1	October 29, 2018
10.20#	Employment Agreement, dated March 6, 2019, by and between the Registrant and Ariel Hurley	8-K	001-37359	10.1	March 8, 2019
10.21#	Employment Agreement, dated November 22, 2017, by and between the Registrant and Debra Durso-Bumpus, as amended by the First Amendment to Employment Agreement, dated February 10, 2020, by and between the Registrant and Debra Durso-Bumpus	10-K	001-37359	10.19	February 13, 2020

10.22#	Employment Agreement, effective September 1, 2020, by and between the Registrant and Fouad Namouni, M.D.	8-K	001-37359	10.1	September 1, 2020
10.23#	Amended and Restated Employment Agreement, dated January 11, 2021, by and between the Registrant and Becker Hewes, M.D.	8-K	001-37359	10.2	January 11, 2021
10.24†	Collaboration and License Agreement, effective March 14, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant, as amended by Amendment to Collaboration and License Agreement, effective April 15, 2016	10-Q/A	001-37359	10.2	July 22, 2016
10.25†	Second Amendment to Collaboration and License Agreement, effective April 27, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	August 9, 2016
10.26	Third Amendment to Collaboration and License Agreement, effective August 4, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	November 10, 2016
10.27†	Fourth Amendment to Collaboration and License Agreement, effective February 25, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-K	001-37359	10.26	February 26, 2019
10.28††	Fifth Amendment to Collaboration and License Agreement, effective June 28, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	8-K	001-37359	10.1	July 3, 2019
10.29††	Sixth Amendment to Collaboration and License Agreement, effective November 1, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.2	November 5, 2019
10.30††	Seventh Amendment to Collaboration and License Agreement, effective December 17, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	8-K	001-37359	10.1	December 20, 2019
10.31††	Eighth Amendment to Collaboration and License Agreement, effective April 30, 2020, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	May 6, 2020
10.32††	Ninth Amendment to Collaboration and License Agreement, effective January 8, 2021, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant				*
10.33††	Collaboration Agreement, dated as of July 13, 2020, by and among F. Hoffmann-La Roche Ltd, Genentech, Inc. and the Registrant	10-Q	001-37359	10.1	July 30, 2020
10.34†	License and Collaboration Agreement, dated June 1, 2018, between the Registrant and CStone Pharmaceuticals	10-Q	001-37359	10.1	August 1, 2018

10.35††	License Agreement, effective October 15, 2019, by and between the Registrant and Clementia Pharmaceuticals, Inc.	10-Q	001-37359	10.1	November 5, 2019
10.36	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1	333-202938	10.11	March 23, 2015
10.37	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1	333-202938	10.12	March 23, 2015
10.38	Senior Executive Cash Incentive Bonus Plan	10-K	001-37359	10.15	March 11, 2016
21.1	Subsidiaries of the Registrant				*
23.1	Consent of Ernst & Young LLP				*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				+
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
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

Blueprint Medicines Corporation

Date: February 17, 2021	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey W. Albers Jeffrey W. Albers	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2021

/s/ Michael Landsittel Michael Landsittel	Chief Financial Officer (Principal Financial Officer)	February 17, 2021

/s/ Ariel Hurley	Vice President, Finance and Controller	February 17, 2021
Ariel Hurley	(Principal Accounting Officer)

/s/ Daniel S. Lynch Daniel S. Lynch	Chairman of the Board	February 17, 2021

/s/ Nicholas Lydon Nicholas Lydon, Ph.D.	Director	February 17, 2021

/s/ Alexis Borisy Alexis Borisy	Director	February 17, 2021

/s/ Mark Goldberg Mark Goldberg, M.D.	Director	February 17, 2021

/s/ Charles A. Rowland, Jr. Charles A. Rowland, Jr.	Director	February 17, 2021

/s/ George Demetri George Demetri, M.D.	Director	February 17, 2021

/s/ Lonnel Coats Lonnel Coats	Director	February 17, 2021

/s/ Lynn Seely Lynn Seely, M.D.	Director	February 17, 2021

Blueprint Medicines Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Blueprint Medicines Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blueprint Medicines Corporation as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2021 expressed an unqualified opinion thereon.

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

Roche – Pralsetinib Collaboration
Description of the Matter

As discussed in Note 10 to the consolidated financial statements, the Company recognized $753 million in revenue under the collaboration and stock purchase agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively, “Roche”). The Company determined that there were four material components of the Roche agreement: (i) licenses granted to Roche to develop and commercialize pralsetinib worldwide, excluding the CStone territory (pralsetinib license); (ii) the Roche territory-specific commercialization activities for pralsetinib, including manufacturing Roche territory activities; (iii) the parties’ joint development activities for pralsetinib worldwide, excluding the CStone territory; and (iv) the parties’ joint commercialization activities for pralsetinib in the U.S. The Company accounts for the pralsetinib license and Roche territory-specific components pursuant to ASC 606, Revenue from Contracts with Customers, and the joint development and commercialization activities components under ASC 808, Collaborative Arrangements.

Auditing management’s identification of performance obligations for the pralsetinib license and Roche territory-specific components pursuant to ASC 606 was challenging as the contract includes implicit and explicit goods and services. Significant judgment was required in the evaluation of whether the identified promised goods and services meet the criteria of being distinct and capable of being distinct within the context of the contract or represent a material right.

How We Addressed the Matter in Our Audit

We obtained an understanding of, evaluated the design and tested the operating effectiveness of internal controls that addressed the identified risks related to the Company’s process for identifying performance obligations and material rights in its contracts with customers.

To test the identification of performance obligations and material rights, we assessed, among other things, the stated terms of the Company’s arrangement with Roche. We also conducted meetings with personnel at the Company responsible for negotiating the contract and overseeing the delivery of the performance obligation in order to understand the nature of the explicit and implicit promised goods and services as well as understand whether promises were capable of being distinct and distinct in the context of the contract. We reviewed the Company’s analyses to support their assessment that there is no separate material right in connection with the development and commercial supply of pralsetinib. Finally, we assessed the Company’s analyses to support their conclusion of the amount of revenue to recognize in 2020 under ASC 606 Revenue.

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

Boston, Massachusetts

February 17, 2021

Blueprint Medicines Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$684,636	$113,938
Marketable securities	187,213	369,616
Accounts receivable	7,096	663
Unbilled accounts receivable	18,213	22,749
Inventory	8,581	—
Prepaid expenses and other current assets	22,020	9,820
Total current assets	927,759	516,786
Marketable securities	677,873	64,406
Property and equipment, net	34,129	38,361
Operating lease right-of-use assets, net	67,539	72,753
Restricted cash	5,168	5,166
Other assets	5,925	10,222
Total assets	$1,718,393	$707,694
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	4,370	4,793
Accrued expenses	105,938	88,706
Current portion of operating lease liabilities	7,935	6,823
Current portion of deferred revenue	12,559	6,160
Total current liabilities	130,802	106,482
Operating lease liabilities, net of current portion	81,669	89,126
Deferred revenue, net of current portion	28,599	39,913
Other long-term liabilities	7,235	7,814
Total liabilities	248,305	243,335
Commitments (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 57,793,533 and 49,272,223 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	58	49
Additional paid-in capital	2,106,600	1,412,083
Accumulated other comprehensive loss	(5,214)	(2,535)
Accumulated deficit	(631,356)	(945,238)
Total stockholders’ equity	1,470,088	464,359
Total liabilities and stockholders’ equity	$1,718,393	$707,694

The accompanying notes are an integral part of the consolidated financial statements.

Blueprint Medicines Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Product revenue, net	$22,134	$—	$—
Collaboration revenue	771,601	66,512	44,521
Total revenues	793,735	66,512	44,521
Cost and operating expenses:
Cost of sales	425	—	—
Research and development	326,860	331,450	243,621
Selling, general and administrative	157,743	96,388	47,928
Total cost and operating expenses	485,028	427,838	291,549
Other income (expense):
Interest income, net	6,599	13,732	10,566
Other expense, net	(366)	(100)	(180)
Total other income	6,233	13,632	10,386
Income (loss) before income taxes	314,940	(347,694)	(236,642)
Income tax expense	1,058	—	—
Net income (loss)	$313,882	$(347,694)	$(236,642)
Other comprehensive income (loss):
Unrealized losses on pension benefit obligations	(2,843)	(2,985)	—
Unrealized gains on available-for-sale investments	441	671	105
Currency translation adjustments	(278)	(40)	(16)
Comprehensive income (loss)	$311,202	$(350,048)	$(236,553)
Net income (loss) per share — basic	$5.76	$(7.27)	$(5.39)
Net income (loss) per share — diluted	$5.59	$(7.27)	$(5.39)
Weighted-average number of common shares used in net income (loss) per share — basic	54,534	47,829	43,867
Weighted-average number of common shares used in net income (loss) per share — diluted	56,168	47,829	43,867

The accompanying notes are an integral part of the consolidated financial statements.

Blueprint Medicines Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	43,577,526	$43	$979,784	$(269)	$(355,588)	$623,970
Issuance of common stock under stock plan	445,622	1	5,586	—	—	5,587
Purchase of common stock under ESPP	13,878	—	750	—	—	750
Stock-based compensation expense	—	—	30,534	—	—	30,534
Adoption of new accounting standard	—	—	—	—	(5,314)	(5,314)
Other comprehensive gain	—	—	—	89	—	89
Other	—	—	35	—		35
Net income (loss)	—	—	—	—	(236,642)	(236,642)
Balance at December 31, 2018	44,037,026	$44	$1,016,689	$(180)	$(597,544)	$419,009
Issuance of common stock under stock plan	552,311	1	12,130	—	—	12,131
Purchase of common stock under ESPP	20,724	—	1,148	—	—	1,148
Stock-based compensation expense	—	—	54,653	—	—	54,653
Follow on offering, net of issuance costs	4,662,162	4	327,462	—	—	327,466
Other comprehensive loss	—	—	—	(2,354)	—	(2,354)
Net income (loss)	—	—	—	—	(347,694)	(347,694)
Balance at December 31, 2019	49,272,223	$49	$1,412,082	$(2,534)	$(945,238)	$464,359
Issuance of common stock under stock plan	952,205	1	33,282	—	—	33,283
Purchase of common stock under ESPP	38,516	1	2,153	—	—	2,154
Stock-based compensation expense	—	—	76,602	—	—	76,602
Follow on offering and at-the-market offerings, net of issuance costs	6,495,070	6	503,176	—	—	503,182
Issuance of common stock related to collaboration agreement	1,035,519	1	79,305	—	—	79,306
Other comprehensive loss	—	—	—	(2,680)	—	(2,680)
Net income (loss)	—	—	—	—	313,882	313,882
Balance at December 31, 2020	57,793,533	$58	$2,106,600	$(5,214)	$(631,356)	$1,470,088

The accompanying notes are an integral part of the consolidated financial statements.

Blueprint Medicines Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$313,882	$(347,694)	$(236,642)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,559	5,259	4,246
Noncash lease expense	5,791	4,991	—
Stock-based compensation	75,526	54,653	30,534
Accretion of premiums and discounts on investments	466	(4,949)	(4,381)
Other	429	—	(6)
Changes in assets and liabilities:
Accounts receivable	(6,387)	(599)	349
Unbilled accounts receivable	4,536	(22,597)	(151)
Inventory	(6,707)	—	—
Prepaid expenses and other current assets	(12,620)	(3,338)	6,086
Other assets	1,440	20	(4,242)
Accounts payable	(791)	1,448	(445)
Accrued expenses	16,214	36,980	24,804
Deferred revenue	(4,915)	(94)	5,479
Deferred rent	—	—	(640)
Operating lease liabilities	(6,388)	(2,095)	—
Net cash provided by (used in) operating activities	387,035	(278,015)	(175,009)
Cash flows from investing activities
Purchases of property and equipment	(3,159)	(14,013)	(12,677)
Purchases of investments	(969,437)	(738,387)	(801,236)
Maturities of investments	538,347	735,934	652,825
Net cash used in investing activities	(434,249)	(16,466)	(161,088)
Cash flows from financing activities
Principal payments on loan payable	—	—	(1,528)
Proceeds from common stock offerings, net of issurance costs	503,189	327,466	—
Net proceeds from stock option exercises and employee stock purchase plan	35,265	13,288	6,425
Proceeds from issuance of common stock related to collaboration agreement	79,305	—	—
Other financing activities	—	(116)	(443)
Net cash provided by financing activities	617,759	340,638	4,454
Net increase (decrease) in cash, cash equivalents, and restricted cash	570,545	46,157	(331,643)
Cash, cash equivalents and restricted cash at beginning of period	119,604	73,429	405,072
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(345)	18	—
Cash, cash equivalents and restricted cash at end of period	$689,804	$119,604	$73,429
Supplemental cash flow information
Property and equipment purchases unpaid at period end	$141	$958	$912
Cash paid for interest	$—	$5	$267
Cash paid for taxes, net	$778	$185	$123

The accompanying notes are an integral part of the consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
	2020	2019	2018
Cash and cash equivalents	$684,636	$113,938	$68,064
Restricted cash included in prepaid expenses and other current assets	—	500	211
Restricted cash	5,168	5,166	5,154
Total cash, cash equivalents, and restricted cash shown in consolidated statements of cash flows	$689,804	$119,604	$73,429

Blueprint Medicines Corporation

Notes to Consolidated Financial Statements

1. Nature of Business

Blueprint Medicines Corporation (the Company), a Delaware corporation incorporated on October 14, 2008, is a precision therapy company focused on genomically defined cancers and hematologic disorders. The Company’s approach is to leverage its novel target discovery engine to systematically and reproducibly identify kinases that are drivers of diseases and to craft highly selective and potent drug candidates that may provide significant and durable clinical responses for patients without adequate treatment options.

The Company has two approved precision therapies and is globally advancing multiple programs for genomically defined cancers, systemic mastocytosis, and cancer immunotherapy. The Company is devoting substantially all of its efforts to research and development for current and future drug candidates and commercialization of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates that obtain marketing approval.

The Company is subject to a number of risks similar to those of other companies transitioning to a commercial stage, including but not limited to: successful commercialization of its current and future drugs, either by itself or through collaboration with third parties; establishing safety and efficacy in clinical trials and obtaining regulatory approvals for its drug candidates; competition from other companies; compliance with comprehensive and ongoing regulatory requirements and legislative changes; and the need to obtain adequate additional financing to fund the development of its drug candidates. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce, eliminate or out-license certain of its research and development programs or future commercialization efforts.

On January 27, 2020, the Company closed a follow-on public offering of 4,710,144 shares of its common stock at a price to the public of $69.00 per share and received net proceeds of $308.4 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On July 30, 2020, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $250.0 million through Cowen as sales agent (the ATM Facility). Cowen may sell the shares under such sales agreement by any method that is deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or any other trading market for our common stock. During the year ended December 31, 2020, the Company issued and sold 1,784,926 shares of its common stock under the ATM Facility and received gross proceeds and net proceeds of $200.0 million and $194.7 million, respectively.

As of December 31, 2020, the Company had cash, cash equivalents and marketable securities of $1,549.7 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

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

Due to the shares issued and sold in the follow-on public offerings completed in April 2019 and in January 2020 and the shares issued and sold under the ATM Facility in the year ended December 31, 2020, there were significant increases in shares outstanding in the years ended December 31, 2020 and 2019, which impacts the year-over-year comparability of the Company’s net income (loss) per share calculations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: revenue recognition, inventory, operating lease right-of-use assets, operating lease liabilities, stock-based compensation expense, accrued expenses, and income taxes. The length of time and full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, subject to change and difficult to predict, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact thereof on local, regional, national and international customers and markets. The Company considers the impact of COVID-19 while establishing the estimates within its consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Significant Accounting Policies

Revenue Recognition

The Company accounts for contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606). The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product revenue

The Company generated product revenue from sales of AYVAKIT and GAVRETO in the U.S and sales of AYVAKYT in the European Union to a limited number of specialty distributors and specialty pharmacy providers. These customers subsequently resell the products or dispense the products directly to patients. In addition, the Company entered into arrangements with payors that provide for government mandated rebates, discounts and allowances with respect to the utilization of its products.

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

Collaboration revenue

At contract inception, the Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606.

For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. The Company evaluates the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. For the co-commercialization and marketing activities of certain of the Company’s products and product candidates in a collaboration arrangement, where the Company is the principal on sales transactions with third parties, the Company recognizes revenues, cost of sales and operating expenses on a gross basis in their respective lines in its consolidated statements of operations and comprehensive income (loss).

Where the Company is not the principal on sales transactions with third parties, the Company records its share of the revenues, cost of sales and operating expenses on a net basis as revenue (expenses) from the collaboration arrangement in its consolidated statements of operations and comprehensive income (loss).

For elements accounted within scope of ASC 606, to determine the appropriate amount of revenue to be recognized for the arrangements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: (a) the performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties and sales-based milestones, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

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

Research and Development Services. The promises under the Company’s collaboration agreements may include research and development services to be performed by the Company on behalf of the partner. Payments or reimbursements resulting from the Company’s research and development efforts are recognized as revenue when the services are performed and presented on a gross basis because the Company is the principal for such efforts. Payments or reimbursements from the partner that are the result of a collaborative relationship with the partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense.

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

Consideration received prior to revenue recognition is recorded as deferred revenue in the consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. If the Company transfer goods or services to a customer before the customer pays consideration or before payment is due, the Company records a contract asset as unbilled accounts receivable on the consolidated balance sheets.

For a complete discussion of accounting for collaboration revenues, see Note 10, Collaboration and License Agreements.

Accounts Receivable, net

Accounts receivable arise from product sales and amounts due from the Company’s collaboration partners. The amount from product sales represents amounts due from specialty distributors and specialty pharmacy providers in the U.S. and in the European Union. The Company monitors economic conditions and the financial performance and credit worthiness of its counterparties to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay based on the composition of its accounts receivable, considering past events, current economic conditions, and reasonable and supportable forecasts about the future economic conditions. The contractual life of our accounts receivable is generally short-term. Amounts determined to be uncollectible are charged or written-off against the reserve. For the year ended December 31, 2020, the Company did not record any expected credit losses related to outstanding accounts receivable.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in first-out method. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials. The Company classifies its inventory costs as long-term when it expects to utilize the inventory beyond its normal operating cycle and includes these costs in other assets in the consolidated balance sheets.

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

The Company performs an assessment of the recoverability of capitalized inventories during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product sales in the consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

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

There have been no changes to the valuation methods during the years ended December 31, 2020 and 2019.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2020, cash equivalents were comprised of money market funds with less than 90 days from the date of purchase. As of December 31, 2019, cash equivalents were comprised of money market funds and U.S. treasury obligations with maturities less than 90 days from the date of purchase. Cash equivalents are reported at fair value.

Available-for-Sale Investments

The Company classifies marketable debt securities with a remaining maturity when purchased of greater than three months available-for-sale, and marketable debt securities with a remaining maturity date greater than one year as non-current assets. Available-for-sale marketable debt securities are maintained by an investment manager and mainly consist of U.S. treasury securities and U.S. government agency securities. Available-for-sale marketable debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense). The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss).

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

Research and Development Expenses

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, business development, advertising and legal expenses and other general and administrative costs. Advertising costs are expensed as incurred. For years ended December 31, 2020 and 2019, advertising costs totaled $9.4 million and $3.3 million, respectively. The advertising cost for the year ended December 31, 2018 was minimal.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any impairment charges through December 31, 2020.

Leases

Beginning January 1, 2019, leases are accounted for in accordance with ASC Topic 842, Leases (ASC 842). At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. At inception of a lease, the Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

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

The Company has made an accounting policy election to not recognize leases with an initial term of 12 months or less within our consolidated balance sheets and to recognize those lease payments on a straight-line basis in our consolidated statements of income over the lease term.

Stock-Based Compensation Expense

Stock-based compensation awards are accounted for in accordance with ASC Topic 718, Compensation –Stock Compensation (ASC 718). The Company expenses the fair value of stock awards granted to employees and members of the board of directors over the requisite service period, which is typically the vesting period. Compensation cost for stock-based awards issued to employees is measured using the estimated fair value at the grant date and is adjusted to reflect actual forfeitures. Fair value of options granted to employees at the date of grant are estimated using the Black-Scholes option-pricing model that requires management to apply judgment and make estimates, including:

●	expected volatility, which is calculated based on a blend of the Company’s reported volatility data for the length of time that market data is available for the Company’s stock and the historical data for a representative group of publicly traded companies, for which historical information is available. For these analyses, the Company selects companies with comparable characteristics to itself including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock-based awards. The Company intends to consistently apply this process using representative companies until a sufficient amount of historical information regarding the volatility of its own share price becomes available;
●	risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption;
●	expected term, which is calculated using the simplified method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches; and
●	dividend yield, which is zero based on the fact that the Company never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Stock-based awards issued to non-employees, including directors for non-board-related services, are accounted for based on the fair value of such services received or the fair value of the awards granted on the grant date, whichever is more reliably measured. Stock-based awards subject to service-based vesting conditions are expensed on a straight-line basis over the vesting period.

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

The Company maintains its cash, cash equivalents and marketable securities in custodian accounts at high quality financial institutions, and as of December 31, 2020 and 2019, substantially all the Company’s cash, cash equivalents and marketable securities were invested in money market funds and U.S. government agency securities and treasury obligations, and consequently, the Company believes that such funds are subject to minimal credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds.

Accounts receivables and unbilled accounts receivables represent amounts arising from product sales and amounts due from the Company’s collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection.

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

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The FASB subsequently issued amendments to ASU 2016-13, which had the same effective date and transition date of January 1, 2020. These standards require an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized credit losses, the standard requires allowances to be recorded through net income instead of directly reducing the amortized cost of the investment under the previous other-than-temporary impairment model. The Company adopted the new standard on a prospective basis on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations or a significant impact on its internal controls.

Fair Value Measurements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. The Company adopted the new standard on January 1, 2020 and the adoption did not have a material impact on the related disclosures.

Collaborative Arrangements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This update clarifies that transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, consistent with the unit of account guidance in ASC 606. The update also requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting that transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The Company adopted the new standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations or a significant impact on its internal controls.

Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, and can be adopted prospectively or retrospectively. The Company adopted the new standard on January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations or a significant impact on its internal controls. However, the adoption of this standard resulted in an increase in capitalized assets related to qualifying cloud computing arrangement implementation costs incurred after the adoption date.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for the fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company early adopted this amendment prospectively as of January 1, 2020. The adoption of the standard did not have a material impact to the Company’s consolidated financial position and results of operations or a significant impact on its internal controls.

Defined Benefit Plans

In August 2018, the FASB issued No. ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove, and clarify disclosure requirements related defined benefit pension and other postretirement plans. The amendments in ASU 2018-14 are effective for the fiscal years ending after December 15, 2020. The Company adopted this amendment as of January 1, 2020 and the adoption did not have a material impact on the related disclosures.

3. Marketable Securities

Marketable securities consisted of the following at December 31, 2020 and 2019 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$746,770	$513	$(14)	$747,269
U.S. treasury obligations	117,368	449	—	117,817
Total	$864,138	$962	$(14)	$865,086

	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$128,156	$160	$(4)	$128,312
U.S. treasury obligations	305,360	358	(8)	305,710
Total	$433,516	$518	$(12)	$434,022

As of December 31, 2020 and 2019, the Company held 8 and 11 securities, respectively, that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2020 and 2019 were $125.7 million and $82.1 million, respectively, and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the years ended December 31, 2020 and 2019.

As of December 31, 2020, 65 securities with an aggregate fair value of $677.9 million had remaining maturities between one year and five years. As of December 31, 2019, 9 securities with an aggregate fair value of $64.4 million had remaining maturities greater than one year.

4. Fair Value of Financial Instruments

The following table summarizes the Company’s cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$420,567	$420,567	$—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	747,269	—	747,269	—
U.S. treasury obligations	117,817	117,817	—	—
Total	$1,285,653	$538,384	$747,269	$—

The following table summarizes the Company’s cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$98,946	$98,946	$—	$—
U.S. treasury obligations	14,992	14,992	—	—
Marketable securities, available-for-sale:
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

For the year ended December 31, 2020, the Company generated aggregate net product revenue of $22.1 million from sales of AYVAKIT/AYVAKYT and GAVRETO. The following table summarizes activity in each of the product revenue allowance and reserve categories for the year ended December 31, 2020 (in thousands):

Total
Beginning balance at January 1, 2020	$—
Provision related to sales in the current period	2,515
Adjustment related to prior periods sales	—
Credits and payments made	(1,323)
Ending balance at December 31, 2020	$1,192

The total reserves above, which are included in the Company’s consolidated balance sheets, are summarized as follows (in thousands):

	As of December 31,
	2020	2019
Reduction of accounts receivable, net	$227	$—
Component of accrued expenses	966	—
Total revenue-related reserves	$1,192	$—

6. Inventory

Capitalized inventory consists of the following at December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Work in process	$9,488	$—
Finished goods	914	—
Total	$10,402	$—

Balance sheet classification

	As of December 31,
	2020	2019
Inventory	$8,581	$—
Other assets	1,821	—
Total	$10,402	$—

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales and was zero for the year ended December 31, 2020. Long-term inventory, which primarily consists of work in process, is included in other assets in the consolidated balance sheets.

7. Restricted Cash

At December 31, 2020 and 2019, respectively, $5.2 million and $5.7 million, of the Company’s cash is restricted by a bank primarily related to security deposits for the lease agreements for the Company’s current and former corporate headquarters.

8. Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated
	Useful Life	As of December 31,
	(Years)	2020	2019
Lab equipment	5	$11,418	$8,975
Furniture and fixtures	4	3,420	3,512
Computer equipment	3	1,513	1,558
Leasehold improvements	Term of lease	36,946	36,627
Software	3	412	417
Construction-in-progress		151	956
Total cost		53,860	52,045
Less: accumulated depreciation and amortization		(19,731)	(13,684)
Total		$34,129	$38,361

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $6.6 million, $5.3 million and $4.2 million, respectively.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2020	2019
External research and development	$60,255	$59,420
Employee compensation	27,622	13,519
Accrued professional fees	10,986	12,042
Revenue-related reserves	966	—
Other	6,109	3,725
Total	$105,938	$88,706

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

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million in the third quarter of 2020, and through December 31, 2020, the Company has received $55.0 million in specified regulatory and commercialization milestones. In addition to upfront and milestone payments received through December 31, 2020, the Company is eligible to receive up to $872.0 million in contingent payments, including specified development, regulatory and sales-based milestones for pralsetinib and any licensed product containing a next-generation RET compound.

In the U.S., the Company and Roche are working together to co-commercialize pralsetinib and will equally share responsibilities, profits and losses. In addition, the Company is eligible to receive tiered royalties ranging from high-teens to mid-twenties on annual net sales of pralsetinib outside the U.S., excluding Greater China (the Roche territory). The Company and Roche have also agreed to co-develop pralsetinib globally in RET-altered solid tumors, including non-small cell lung cancer, medullary thyroid carcinoma and other thyroid cancers, as well as other solid tumors. The Company and Roche will share global development costs for pralsetinib at a rate of 45 percent for the Company and 55 percent for Roche up to a specified amount of aggregate joint development costs, after which the Company’s share of global development costs for pralsetinib will be reduced by a specified percentage. The Company and Roche will also share specified global development costs for any next-generation RET compound co-developed under the collaboration in a similar manner.

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

The Company determined that the Roche pralsetinib collaboration agreement contained four material components: (i) licenses granted to Roche to develop and commercialize pralsetinib worldwide, excluding the CStone territory (pralsetinib license); (ii) the Roche territory-specific commercialization activities for pralsetinib, including manufacturing (Roche territory activities); (iii) the parties’ joint development activities for pralsetinib worldwide, excluding the CStone territory; and (iv) the parties’ joint commercialization activities for pralsetinib in the U.S. The Company considered the guidance in ASC 606 to determine which of the components of the Roche pralsetinib collaboration agreement are performance obligations with a customer and concluded that the pralsetinib license and the Roche territory activities are within the scope of ASC 606 because Roche is the Company’s customer in those transactions.

The Company evaluated the Roche pralsetinib license under ASC 606 and concluded that the pralsetinib license is a functional intellectual property license and is a distinct performance obligation. The Company determined that Roche benefited from the pralsetinib license at the time of grant, and therefore the related performance obligation is satisfied at a point in time.

The Company evaluated the Roche territory activities under ASC 606 and identified one material promise associated with manufacturing activities related to development and commercial supply of pralsetinib in the Roche territory for up to 24 months. Given that Roche is not obligated to purchase any minimum amount or quantities of the development and commercial supply from the Company, the Company concluded that, for the purpose of ASC 606, the provision of manufacturing activities related to development and commercial supply of pralsetinib in Roche territory was an option but not a performance obligation of the Company at the inception of the Roche collaboration agreement and will be accounted for if and when exercised. The Company also concluded that there is no separate material right in connection with the development and commercial supply of pralsetinib, as the expected pricing was not issued at a significant and incremental discount. Therefore, the manufacturing activities were excluded as performance obligations at the outset of the arrangement. Additionally, the Company is entitled to sales milestones and royalties from Roche upon future sales of pralsetinib in the Roche territory, and revenue will be recognized when the related sales occur. Costs that are incurred associated with the Roche territory activities are reimbursable from Roche and will be recognized as revenue.

For the purposes of ASC 606, the transaction price of the Roche collaboration agreement as of the outset of the arrangement was determined to be $695.7 million, which consisted of the upfront cash payment of $675.0 million and the $20.7 million premium on the sale of common stock to Roche Holdings, which was allocated to the performance obligation related to the pralsetinib licenses. During the year ended December 31, 2020, the Company achieved $55.0 million in specified regulatory and commercialization milestones and added the $55.0 million to the estimated transaction price of the Roche pralsetinib agreement. The other potential milestone payments that the Company is eligible to receive under the Roche pralsetinib agreement have been excluded from the transaction price, as all the remaining milestone amounts were fully constrained based on the probability of achievement. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

The following table summarizes revenue recognized under the Roche pralsetinib collaboration during the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Upfront license revenue	$695,694	$—
License milestone revenue	55,000	—
Services related to Roche territory-specific activities	2,406	—
Total Roche pralsetinib collaboration revenue	$753,100	$—

For the parties’ participation in global development for pralsetinib and the U.S. commercialization activities for GAVRETO, the Company concluded that those activities and cost-sharing payments related to such activities are within the scope of ASC 808, as both parties are active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards of those activities under the Roche pralsetinib collaboration agreement. Payments to or reimbursements from Roche related to the global development activities will be accounted for as an increase to or reduction of research and development expenses. Prior to the transition to Roche of specified responsibilities associated with product sales to customers, pricing and distribution matters in the U.S., the Company is the principal for product sales to customers in the U.S. and will recognize revenues on sales to third parties in product revenue, net in its consolidated statements of operations and comprehensive income (loss). After such transition, Roche will take over the responsibilities associated with product sales to customers, pricing and distribution matters for GAVRETO in the U.S. and become the principal for product sales to customers in the U.S., and the Company will recognize its portion of the commercial profits and losses sharing as revenue (expenses) from the collaboration arrangement in its consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2020, the Company recorded a $10.6 million reduction in selling, general and administrative expenses in connection with the commercialization of GAVRETO in the U.S. and a $20.5 million reduction in research and development expenses in connection with global development activities for pralsetinib.

The following table summarizes the contract assets associated with the Roche pralsetinib collaboration as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Unbilled accounts receivable	$17,600	$—

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

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through December 31, 2020, the Company has received $20.0 million cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through December 31, 2020, the Company is eligible to receive up to $490.0 million in potential development, regulatory and sales-based milestone payments for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and Clementia purchased specified manufacturing inventory from the Company for a total of $1.5 million.

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

The Company determined that the transaction price as of the outset of the arrangement was $46.5 million, which consisted of the upfront amount of $25.0 million, the $20.0 million cash milestone payment due in the third quarter of 2020, the purchase of existing manufacturing inventory of $1.2 million and the purchase of in-process manufacturing inventory of $0.3 million. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The transaction price was allocated to the three performance obligation on a relative stand-alone selling price basis. The Company satisfies the performance obligations upon delivery of the license and completion of the technology transfer and inventory transfers.

During the year ended December 31, 2019, the Company completed the delivery of the license, the technology transfer and the transfer of existing manufacturing inventory and recognized a total of $46.2 million as revenue. During the year ended December 31, 2020, the Company completed the transfer of the in-process manufacturing inventory and recognized revenue of $0.3 million accordingly. There was no revenue deferred as a contract liability associated with the Clementia agreement as of December 31, 2020 and 2019.

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

The Company received an upfront cash payment of $40.0 million, and through December 31, 2020, the Company has received $14.0 million in milestone payments under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront and milestone payments received through December 31, 2020, the Company will be eligible to receive up to approximately $332.0 million in additional milestone payments, including $104.5 million related to development and regulatory milestones and $227.5 million related to sales-based milestones. In addition, CStone will be obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone will be responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone territory that will be shared by the Company and CStone.

Pursuant to the terms of the CStone agreement, CStone is responsible for conducting all development and commercialization activities in the CStone territory related to the licensed products. Subject to specified exceptions, during the term of the CStone agreement, each party has agreed that neither it nor its affiliates will conduct specified development and commercialization activities in the CStone territory related to selective inhibitors of FGFR4, KIT, PDGFRA and RET. In addition, under the CStone agreement, each party has granted the other party specified intellectual property licenses to enable the other party to perform its obligations and exercise its rights under the CStone agreement, including license grants to enable each party to conduct research, development and commercialization activities pursuant to the terms of the CStone agreement.

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

A summary of manufacturing and research and development services related to the global development activities net of cost sharing payments during the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Manufacturing and research and development services related to global development activities net of cost sharing payments	$3,060	$3,286	$496

The Company evaluated the CStone territory-specific license and related activities in the CStone territory under ASC 606 as these transactions are considered transactions with a customer. The Company identified the following material promises under the arrangement: (1) the three exclusive licenses granted in the CStone territory to develop, manufacture and commercialize the three licensed products; (2) the initial know-how transfer for each licensed product; (3) manufacturing activities related to development and commercial supply of the licensed products; (4) participation in the joint steering committee (JSC) and joint project teams (JPT); (5) regulatory responsibilities; and (6) manufacturing technology and continuing know-how transfers. The Company determined that each licensed product is distinct from the other licensed products. In addition, the Company determined that the exclusive licenses and initial know-how transfers for each licensed product were not distinct from each other, as each exclusive license has limited value without the corresponding initial know-how transfer. For purposes of ASC 606, the Company determined that participation on the JSC and JPTs, the regulatory responsibilities and the manufacturing technology and continuing know-how transfers are qualitatively and quantitatively immaterial in the context of the CStone agreement and therefore are excluded from performance obligations. As such, the Company determined that these six material promises, described above, should be combined into one performance obligation for each of the three candidates.

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

During the years ended December 31, 2020 and 2019, cash consideration associated with achieved development milestones of $2.0 million and $12.0 million, respectively, were added to the estimated transaction price for the CStone agreement and recognized as revenue in such periods. The Company will continue to reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

A summary of revenue recognized under the CStone agreement during the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
License milestone revenue	$2,000	$12,000	$40,000
Manufacturing services related to CStone territory-specific activities	1,630	144	—
Total CStone collaboration revenue	$3,630	$12,144	$40,000

The following table presents the receivables including the contract assets associated with the CStone agreement as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Accounts receivable, net	$563	$663
Unbilled accounts receivable	$—	$2,749

As of December 31, 2020, the Company had $6.5 million of deferred revenue as a contract liability associated with the CStone collaboration. This contract liability resulted from advance payments made by CStone in connection with commercial supply of avapritinib and pralsetinib for the CStone territory. There was no revenue deferred as a contract liability at December 31, 2019.

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

Under the Roche immunotherapy agreement, Roche was originally granted up to five option rights to obtain an exclusive license to exploit products derived from the collaboration programs in the field of cancer immunotherapy. Such option rights are triggered upon the achievement of Phase 1 proof-of-concept. As a result of amendments to the Roche immunotherapy agreement in the fourth quarter of 2019 and subsequently in the first quarter of 2021, the Company and Roche are currently conducting activities for up to two programs under the collaboration. For one of the two collaboration programs, if Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. For the other collaboration program, if Roche exercises its option, the Company will retain commercialization rights in the U.S. for the licensed product, and Roche will receive commercialization rights outside of the U.S. for the licensed product. The Company will also retain worldwide rights to any products for which Roche elects not to exercise its applicable option.

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

The Company received an upfront cash payment of $45.0 million in March 2016 upon execution of the Roche immunotherapy agreement, and through December 31, 2020, the Company has achieved $19.5 million in milestone payments under this collaboration. Subject to the terms of the Roche immunotherapy agreement, as amended, in addition to upfront and milestone payments received through December 31, 2020, the Company is eligible to receive up to approximately $323.3 million in contingent option fees and milestone payments related to specified research, pre-clinical, clinical, regulatory and sales-based milestones. In addition, for any licensed product for which Roche retains worldwide commercialization rights, the Company will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which the Company retains commercialization rights in the U.S., the Company and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

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

Through December 31, 2020, the Company has achieved $19.5 million in milestone payments under this collaboration, and these amounts were added to the estimated transaction price and allocated to the existing performance obligation as it became probable that a significant reversal of cumulative revenue would not occur for each of the research milestones achieved.

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

During the year ended December 31, 2020, a reduction in the costs expected to be incurred in the future to satisfy the performance obligation under the collaboration became probable. Accordingly, the Company recorded a cumulative revenue catch-up of $7.9 million during the year ended December 31, 2020. For additional information, see Note 18, Subsequent Events.

A summary of revenue recognized under the Roche immunotherapy agreement during the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Roche collaboration research and development services revenue	$14,580	$8,165	$4,521

During the years ended December 31, 2020, 2019 and 2018, the Company recognized the following revenue due to the changes in the contract liability balances (in thousands):

	Year Ended December 31,
	2020	2019	2018
Amounts included in the contract liability at the beginning of the period	$11,546	$4,578	$4,277

As of December 31, 2020, the Company had revenue deferred as a contract liability related to the Roche immunotherapy agreement of $34.7 million, of which $6.1 million was included in current liabilities, and the research and development services related to the performance obligation are expected to be performed over a remaining period of approximately 4.25 years. As of December 31, 2019, the Company had revenue deferred as a contract liability related to the Roche immunotherapy agreement of $46.1 million, of which $6.2 million was included in current liabilities.

11. Stockholder’s Equity

On January 27, 2020, the Company closed a follow-on public offering of 4,710,144 shares of its common stock at a price to the public of $69.00 per share and received net proceeds of $308.4 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On July 30, 2020, the Company entered into the ATM Facility with Cowen, pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $250.0 million through Cowen as sales agent. During the year ended December 31, 2020, the Company issued and sold 1,784,926 shares of its common stock under the ATM Facility and received net proceeds of $194.7 million.

12. Stock-based Compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance-based awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar years beginning January 1, 2020 and 2021, the number of shares reserved for issuance under the 2015 Plan was increased by 1,970,888 and 2,311,741 shares, respectively. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. At December 31, 2020, there were 1,703,849 shares available for future grant under the 2015 Plan.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense totaling $75.5 million, $54.7 million and $30.5 million for the year ended December 31, 2020, 2019 and 2018, respectively.

Stock-based compensation expense by award type included within the consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options	$57,237	$47,726	$30,095
Restricted stock units	18,407	6,445	167
Employee stock purchase plan	958	482	272
Subtotal	76,602	54,653	30,534
Capitalized stock-based compensation costs	(1,076)	—	—
Stock-based compensation expense included in total cost and operating expenses	$75,526	$54,653	$30,534

Stock-based compensation expense by classification within the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$33,642	$28,596	$17,019
Selling, general and administrative	41,884	26,057	13,515
Total stock-based compensation expense	$75,526	$54,653	$30,534

At December 31, 2020, there was $173.7 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted-average period of 2.7 years.

Stock Options

Stock options granted by the Company generally vest ratably over four years, with a one-year cliff for new employee awards and are exercisable from the date of grant for a period of ten years. The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.02%	2.21%	2.77%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.0	6.0	6.0
Expected stock price volatility	60.48%	63.83%	69.08%

The following table summarizes the stock option activity for the year ended December 31, 2020:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(1)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2019	5,795,710	$58.82	7.69	$134,409
Granted	1,502,403	62.55
Exercised	(842,649)	39.50
Canceled	(424,823)	75.44
Outstanding at December 31, 2020	6,030,641	$61.28	7.41	$306,810
Exercisable at December 31, 2020	3,181,167	$51.60	6.36	$192,611
(1)	Intrinsic value represents the amount by which the fair market value as of December 31, 2020 of the underlying common stock exceeds the exercise price of the option.

The weighted-average grant date fair value of options granted in the years ended December 31, 2020, 2019 and 2018 was $34.77, $48.96 and $49.40, respectively. The total intrinsic value of options exercised in the years ended December 31, 2020, 2019, and 2018 was $43.3 million, $33.8 million, and $29.4 million, respectively.

At December 31, 2020, the total unrecognized compensation expense related to unvested stock option awards was $112.4 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted stock units

Restricted stock units granted by the Company generally vest ratably over four years. The following table summarizes the restricted stock units activity for the years ended December 31, 2020:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested shares at December 31, 2019	419,755	$82.50
Granted	961,283	60.01
Vested	(109,556)	83.64
Forfeited	(99,796)	65.72
Unvested shares at December 31, 2020	1,171,686	$65.37

The Company started to grant restricted stock units to employees in June 2018. The total fair value of restricted stock units vested during the years ended December 31, 2020 and 2019 was $7.4 million and $0.7 million, respectively. There were no restricted stock units vested during the year ended December 31, 2018. At December 31, 2020, the total unrecognized compensation expense related to unvested restricted stock units was $61.3 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of December 31, 2020, there were 324,485 shares issued under the Inducement Plan.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 ESPP, which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar years by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar years beginning January 1, 2020 and 2021, the number of shares reserved for issuance under the 2015 ESPP was increased by 492,722 and 577,935 shares, respectively. The Company issued 38,516, 20,724, and 13,878 shares under the ESPP during the years ended December 31, 2020, 2019, and 2018 respectively.

13. Net income per share

Basic net income (loss) per share (earnings per share, EPS) is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the diluted net income (loss) per share calculation, the effect of stock options, unvested restricted stock units and ESPP shares on weighted average number of shares is calculated using the treasury stock method. In periods with reported net operating losses, all common stock equivalents are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The calculation of net income (loss) and the number of shares used to compute basic and diluted net income (loss) per share for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net income (loss) - basic and diluted	$313,882	$(347,694)	$(236,642)
Weighted average shares outstanding - basic	54,534	47,829	43,867
Effect of dilutive securities:
Stock options	1,303	—	—
Restricted stock units	331	—	—
Weighted average shares outstanding - diluted	56,168	47,829	43,867
Net income (loss) per share - basic	$5.76	$(7.27)	$(5.39)
Net income (loss) per share - diluted	5.59	(7.27)	(5.39)

For the years ended December 31, 2020, 2019 and 2018, the following dilutive securities were not included in the computation of net income (loss) per share because the effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options	4,480	5,796	4,558
Restricted stock units	13	420	37
ESPP shares	19	14	10
Total	4,512	6,230	4,605

14. Income Taxes

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2020, 2019 and 2018

	Year Ended December 31,
	2020	2019	2018
Federal income tax (benefit) at statutory rate	21.00%	21.00%	21.00%
Permanent differences	(0.47)	1.11	1.71
Federal research and development credits	(0.96)	0.77	1.79
Federal orphan drug credits	(10.35)	6.90	18.06
State income tax, net of federal benefit	0.08	7.46	7.08
Other	1.50	2.13	0.04
Foreign rate differential	0.37	(0.03)	—
Deferred rate change	2.60	(0.08)	—
Change in valuation allowance	(13.42)	(39.26)	(49.68)
Effective income tax rate	0.35%	—%	—%

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$140,769	$219,935	$127,421
Research and development credit carryforwards	23,679	19,240	13,714
Orphan drug credit carryforwards	125,153	92,538	68,536
Accrued expenses and other	32,206	25,842	12,248
Deferred revenue	7,317	10,971	10,320
Deferred lease incentive	—	—	3,993
Deferred rent	19,308	26,196	1,436
Total gross deferred tax asset	348,432	394,722	237,668
Deferred tax liability
Depreciation	(5,451)	(4,474)	(4,162)
Right of use assets	(14,539)	(19,869)	—
Debt discount	—	—	—
Valuation allowance	(328,442)	(370,379)	(233,506)
Net deferred tax asset	$—	$—	$—

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act resulted in $3.7 million of bonus depreciation to the Company’s income tax provision for the year ended December 31, 2020. Additionally, the Company was able to offset 100% of its current year Federal taxable income with NOLs carried forward from previous years.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of its net federal, foreign and state deferred tax assets, and as a result, a valuation allowance of $328.4 million, $370.4 million and $233.5 million has been established at December 31, 2020, 2019 and 2018, respectively. The change in the valuation allowance was ($42.0) million, $136.9 million and $119.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in the deferred tax asset between December 31,2020 and 2019 was mostly due to the utilization of federal and state net operating losses to offset current year taxable income.

The Company has incurred net operating losses (NOL) since inception. As of December 31, 2020, the Company had federal and state NOL carryforwards of $435.7 million and $776.0 million, respectively, which begin to expire in 2030, and of which $414 million of the Company’s federal NOL carryforwards have an unlimited carryforward. As of December 31, 2020, the Company had federal and state research and development tax credit carryforwards of $14.2 million and $11.2 million, respectively, which begin to expire in 2030. As of December 31, 2020, the Company had federal orphan drug credits of $125.2 million, which begin to expire in 2035 and state investment tax credits of $0.8 million, which begin to expire in 2021. The Company has analyzed and validated its research and development tax credits as well as its orphan drug credits for 2011-2019. The Company generated research credits in 2020 but has not conducted a formal study to document its qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. No amounts are being presented as an uncertain tax position as of December 31, 2020 until such study is completed and the adjustment is known. A valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carry-forwards and the valuation allowance.

The Internal Revenue Code of 1986, as amended (the Code), provides for a limitation of the annual use of net operating losses and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes (as defined by the Code) that could limit the Company’s ability to utilize these carryforwards. The Company analyzed shifts in the stock ownership to determine if its net operating losses and tax credit carryforwards may be subject to limitation under Sections 382 and 383. Based on this analysis, it was determined that it is more likely than not that an ownership change occurred on the following dates: March 24, 2011; April 5, 2011; November 10, 2014; and February 7, 2017. As a consequence of these ownership changes, the Company’s net operating loss carryforwards and tax credit carryforwards allocable to the periods preceding each ownership change are subject to limitations under Section 382. Approximately $2 million of the Company’s NOL carryforwards may be available for utilization within their applicable carryforward periods. In addition, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for federal or state income tax purposes.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations and comprehensive loss. As of December 31, 2020 and 2019, the Company has no unrecognized tax benefits or accrued interest related to unrecognized tax benefits. As of December 31, 2020, the Company was open to examination in the U.S. federal and certain state jurisdictions for all of the Company’s tax years since the net operating losses may potentially be utilized in future years to reduce taxable income. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

15. Leases

38 Sidney Street

On February 12, 2015, the Company entered into a lease for approximately 38,500 rentable square feet of office and laboratory space at 38 Sidney Street in Cambridge, Massachusetts, which the Company gained control over on June 15, 2015, and occupancy commenced in October 2015. The initial term of the lease agreement will expire on October 31, 2022, unless terminated sooner. The Company has an option to extend the lease for five additional years. The lease has a total commitment of $17.8 million over the initial seven-year term. The Company has agreed to pay an initial annual base rent of approximately $2.3 million, which rises periodically until it reaches approximately $2.8 million. The lease provided the Company with an allowance for leasehold improvements of $4.3 million. During the year ended December 31, 2018, prior to the adoption of ASC 842, the Company recorded rent expense on a straight-line basis and the leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The lease agreement required the Company to pay an intital security deposit of $1.3 million, of which a total of $0.4 million was released subsequently, and the remaining $0.9 million is recorded in restricted cash on the Company’s consolidated balance sheet as of December 31, 2020. In the first quarter of 2018, the Company subleased the space to a third party and the term of the sublease will expire on February 28, 2021.

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

During the initial term of the lease agreement, the Company has agreed to pay an initial annual base rent of approximately $7.7 million, which increases annually until it reaches approximately $10.6 million in the last year of the initial term. The lease provided the Company with a tenant improvement allowance of approximately $14.2 million for improvements to be made to the premises. During the year ended December 31, 2018, prior to the adoption of ASC 842, the Company recorded rent expense on a straight-line basis and the leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The lease agreement required the Company to pay an initial security deposit of $3.5 million, of which $3.0 million is recorded in restricted cash on the Company’s consolidated balance sheet as of

December 31, 2019, and $0.5 million was recorded in prepaid and other current assets, which was subsequently released in January 2020.

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

The Company has agreed to pay an initial annual base rent of approximately $3.2 million for the expansion premises, which increases annually until it reaches approximately $4.2 million in the last year of the initial term for the expansion premises. Pursuant to the lease amendment, the landlord has also agreed to provide the Company with a tenant improvement allowance of approximately $3.2 million for improvements to be made to the expansion premises. The lease amendment required the Company to pay an additional security deposit of $0.8 million to the landlord for the expansion premises, which is recorded in restricted cash on the Company’s consolidated balance sheet as of December 31, 2020.

 The lease agreements do not contain residual value guarantees and the components of lease cost for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
Operating leases:	2020	2019
Lease cost	$17,600	$16,162
Sublease income	(2,919)	(2,834)
Net lease cost	$14,681	$13,328

For the year ended December 31, 2018, rent expense under ASC 840, net of sublease income, was $7.3 million.

The Company has not entered into any material short-term leases or financing leases as of December 31, 2020.

Supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	$14,444	$12,247
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$479	$23,300

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	8.4
Weighted average discount rate	8.2%

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows (in thousands):

2021	14,879
2022	14,836
2023	12,864
2024	13,241
2025	13,517
Thereafter	56,842
Total future minimum lease payments	126,179
Less imputed interest	(36,575)
Total	$89,604

16. Employee Benefit Plans

The Company sponsors various retirement and pension plans. The estimates of liabilities and expenses for these plans incorporate a number of assumptions, including expected rates of return on plan assets and interest rates used to discount future benefits.

401(k) Savings Plan

The Company maintains a 401(k) plan for employees (the 401(k) Plan). The 401(k) Plan is intended to qualify under Section 401(k) of the Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings on contributions, are not taxable to the employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits the Company to make contributions up to the limits allowed by law on behalf of all eligible employees. The expense related to the 401(k) Plan primarily consists of the Company’s matching contributions. Expense related to the 401(k) Plan for the years ended December 31, 2020, 2019 and 2018 were not material.

Switzerland Defined Benefit Plan

The Company maintains a pension plan covering employees of its Swiss subsidiary, Blueprint Medicines (Switzerland) GmbH (the “Swiss Plan”). The Swiss Plan is a government-mandated retirement fund that provides employees with a minimum benefit. Employer and employee contributions are made to the Swiss Plan based on various percentages of salary and wages that vary according to employee age and other factors. As is customary with Swiss pension plans, the assets of the Swiss Plan are invested in a collective fund with multiple employers. The Company has no investment authority over the assets of the Swiss Plan, which are held and invested by a Swiss insurance company. The investment strategy of the Swiss Plan is managed by an independent asset manager with the objective of achieving a consistent long-term return which will provide sufficient funding for future pension obligations while limiting risk. As of December 31, 2020, the Swiss Plan had an unfunded status of $6.4 million, which resulted from fair value of plan assets of $7.7 million and projected benefit obligation of $14.1 million. The accumulated benefit obligation at December 31, 2020 was $11.8 million. The Company’s net periodic benefit cost as well as contributions to the Swiss Plan for the years ended December 31, 2020 and 2019 were not material.

17. Commitments

In connection with the commercialization of AYVAKIT/AYVAKYT and GAVRETO, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. The aggregate amount of future minimum purchase obligations under these manufacturing agreements over the period of next five years is approximately $30.9 million as of December 31, 2020.

18. Subsequent Events

On January 8, 2021, the Company entered into a ninth amendment to its collaboration and license agreement, as amended, with Roche related to the discovery, development and commercialization of small molecule therapeutics targeting kinases in cancer immunotherapy. Pursuant to the amendment, the Company and Roche agreed to modify certain time periods related to Roche’s option rights for one of the collaboration programs and agreed to terminate two of the other collaboration programs, including certain mechanics related to the wind-down of activities for such terminated targets.