Form 10-Q
period 2021-03-31
Blueprint Medicines Corp
filed 2021-04-29
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on April 26, 2021: 58,341,527

Unless otherwise stated, all references to “us,” “our,” “Blueprint,” “Blueprint Medicines,” “we,” the “Company” and similar designations in this Quarterly Report on Form 10-Q refer to Blueprint Medicines Corporation and its consolidated subsidiaries. Blueprint Medicines, AYVAKIT™, AYVAKYT®, GAVRETO® and associated logos are trademarks of Blueprint Medicines Corporation. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT™ (avapritinib) (marketed in Europe under the brand name AYVAKYT®), GAVRETO® (pralsetinib) and any current and future drug candidates for which we receive marketing approval;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for our current and future drug candidates and research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;
●	the potential benefits of our collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc. to develop and commercialize pralsetinib globally (excluding Greater China), our cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., and our collaboration with CStone Pharmaceuticals to develop and commercialize avapritinib, pralsetinib and fisogatinib in Greater China, as well as our ability to maintain these collaborations and establish additional strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc. to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;

●	the development of companion diagnostic tests for our current or future drugs or drug candidates;
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry;
●	the actual or potential benefits of designations granted by the U.S. Food and Drug Administration, or FDA, such as orphan drug, fast track and breakthrough therapy designation or priority review; and
●	the impact and scope of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones, including our ongoing and planned research and discovery activities, ability to conduct ongoing and planned clinical trials, clinical supply of current or future drug candidates, and the launch, marketing, sale and commercial supply of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$697,966	$684,636
Investments, available-for-sale	153,995	187,213
Accounts receivable, net	34,662	7,096
Unbilled accounts receivable	9,201	18,213
Inventory	16,030	8,581
Prepaid expenses and other current assets	25,856	22,020
Total current assets	937,710	927,759
Investments, available-for-sale	578,168	677,873
Property and equipment, net	32,991	34,129
Operating lease right-of-use assets, net	65,987	67,539
Restricted cash	5,171	5,168
Other assets	5,360	5,925
Total assets	$1,625,387	$1,718,393
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,889	4,370
Accrued expenses	86,479	105,938
Current portion of operating lease liabilities	8,193	7,935
Current portion of deferred revenue	14,876	12,559
Total current liabilities	112,437	130,802
Operating lease liabilities, net of current portion	79,477	81,669
Deferred revenue, net of current portion	26,097	28,599
Other long-term liabilities	7,355	7,235
Total liabilities	225,366	248,305
Commitments (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 58,277,412 and 57,793,533 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	58	58
Additional paid-in capital	2,136,130	2,106,600
Accumulated other comprehensive loss	(5,097)	(5,214)
Accumulated deficit	(731,070)	(631,356)
Total stockholders’ equity	1,400,021	1,470,088
Total liabilities and stockholders’ equity	$1,625,387	$1,718,393

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Product revenue, net	$8,955	$3,458
Collaboration revenue	12,621	2,709
Total revenues	21,576	6,167
Cost and operating expenses:
Cost of sales	102	24
Research and development	79,710	84,146
Selling, general and administrative	42,002	35,655
Total cost and operating expenses	121,814	119,825
Other income (expense):
Interest income, net	738	2,904
Other expense, net	(214)	(201)
Total other income	524	2,703
Net loss	$(99,714)	$(110,955)
Other comprehensive loss:
Unrealized gain (losses) on available-for-sale investments	(400)	2,492
Currency translation adjustments	517	(27)
Comprehensive loss	$(99,597)	$(108,490)
Net loss per share - basic and diluted	$(1.72)	$(2.11)
Weighted-average number of common shares used in net loss per share - basic and diluted	58,023	52,655

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2020	57,793,533	$58	$2,106,600	$(5,214)	$(631,356)	$1,470,088
Issuance of common stock under stock plan	483,879	—	8,318	—	—	8,318
Stock-based compensation expense	—	—	21,212	—	—	21,212
Other comprehensive income	—	—	—	117	—	117
Net loss	—	—	—	—	(99,714)	(99,714)
Balance at March 31, 2021	58,277,412	$58	$2,136,130	$(5,097)	$(731,070)	$1,400,021

Balance at December 31, 2019	49,272,223	$49	$1,412,083	$(2,534)	$(945,239)	$464,359
Issuance of common stock under stock plan	186,166	1	1,612	—	—	1,613
Stock-based compensation expense	—	—	17,026	—	—	17,026
Follow-on offering, net of issuance costs	4,710,144	4	308,419	—	—	308,423
Other comprehensive income	—	—	—	2,465	—	2,465
Net loss	—	—	—	—	(110,955)	(110,955)
Balance at March 31, 2020	54,168,533	$54	$1,739,140	$(69)	$(1,056,194)	$682,931

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(99,714)	$(110,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,608	1,571
Noncash lease expense	1,522	1,391
Stock-based compensation	20,684	16,859
Other	536	(134)
Changes in assets and liabilities:
Accounts receivable	(27,613)	(3,847)
Unbilled accounts receivable	9,013	2,152
Inventory	(4,837)	(382)
Prepaid expenses and other current assets	(2,594)	(1,408)
Other assets	(44)	(66)
Accounts payable	(1,464)	3,715
Accrued expenses	(20,785)	(16,576)
Deferred revenue	(185)	(575)
Operating lease liabilities	(1,905)	(1,073)
Net cash used in operating activities	(125,778)	(109,328)
Cash flows from investing activities
Purchases of property and equipment	(173)	(1,525)
Purchases of investments	(83,080)	(139,250)
Maturities of investments	215,450	200,635
Net cash provided by investing activities	132,197	59,860
Cash flows from financing activities
Proceeds from public offerings of common stock, net of issuance cost	—	308,541
Net proceeds from stock option exercises and employee stock purchase plan	7,011	1,609
Net cash provided by financing activities	7,011	310,150
Net increase in cash, cash equivalents, and restricted cash	13,430	260,682
Cash, cash equivalents and restricted cash at beginning of period	689,804	119,604
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(97)	50
Cash, cash equivalents and restricted cash at end of period	$703,137	$380,336
Supplemental cash flow information
Public offering costs incurred but unpaid at period end	$—	$118
Property and equipment purchases unpaid at period end	$443	$465
Cash paid for taxes, net	$574	$32

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands).

	March 31,	March 31,
	2021	2020
Cash and cash equivalents	$697,966	$375,168
Restricted cash	5,171	5,168
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$703,137	$380,336

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

As of March 31, 2021, the Company had cash, cash equivalents and marketable securities of $1,430.1 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) as found in the Accounting Standards Codification (ASC), Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB) and the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2020 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 17, 2021 (the 2020 Annual Report on Form 10-K).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020, stockholder’s equity for the three months ended March 31, 2021 and 2020 and cash flows for three months ended March 31, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or for any future period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: revenue recognition, inventory, operating lease right-of-use assets, operating lease liabilities, stock-based compensation expense, accrued expenses, and income taxes. The length of time and full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, subject to change and difficult to predict, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact thereof on local, regional, national and international customers and markets. The Company considers the impact of COVID-19 while making the estimates within its consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2020 Annual Report on Form 10-K.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on its condensed consolidated financial statements and disclosures.

Reclassification

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation.

3. Marketable securities

Marketable securities consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
March 31, 2021	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$679,289	$371	$(77)	$679,583
U.S. treasury obligations	52,314	272	(6)	52,580
Total	$731,603	$643	$(83)	$732,163

	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$746,770	$513	$(14)	$747,269
U.S. treasury obligations	117,368	449	—	117,817
Total	$864,138	$962	$(14)	$865,086

As of March 31, 2021, the Company held 12 debt securities that were in an unrealized loss position with an aggregate fair value of $169.0 million. As of December 31, 2020, the Company held 8 debt securities that were in an unrealized loss position with an aggregate fair value of $125.7 million. As of March 31, 2021 and December 31, 2020, there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three months ended March 31, 2021.

As of March 31, 2021, 59 securities with an aggregate fair value of $578.2 million had remaining maturities between one year and five years. As of December 31, 2020, 65 securities with an aggregate fair value of $677.9 million had remaining maturities between one year and five years.

The Company received proceeds of $215.5 million and $200.6 million from maturities of debt securities for the three months ended March 31, 2021 and 2020, respectively. The Company did not realize any gains or losses from maturities of debt securities for the three months ended March 31, 2021 and 2020.

4. Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2021 (in thousands):

		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$681,890	$681,890	$—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	679,583	—	679,583	—
U.S. treasury obligations	52,580	52,580	—	—
Total	$1,414,053	$734,470	$679,583	$—

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

5. Product Revenue Reserves and Allowances

In January 2020, the U.S. Food and Drug Administration (FDA) approved AYVAKIT for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumor (GIST) harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the FDA granted accelerated approval of GAVRETO for the treatment of adult patients with metastatic RET fusion-positive non-small cell lung cancer (NSCLC) as detected by an FDA approved test, and the European Commission granted conditional marketing authorization to AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In December 2020, the FDA granted a subsequent accelerated approval for GAVRETO, expanding the labeled indications to include adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant medullary thyroid cancer (MTC) who require systemic therapy, or with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate).

For the three months ended March 31, 2021, the Company generated aggregate net product revenue of $9.0 million from sales of AYVAKIT/AYVAKYT and GAVRETO. The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Beginning balance at January 1	$1,192	$—
Provision related to product sales	1,582	607
Credits and payments made	(774)	(119)
Ending balance at March 31	$2,000	$488

The total reserves that are included in the Company’s unaudited condensed consolidated balance sheets, are summarized as follows (in thousands):

	March 31,	December 31,
	2021	2020
Reduction of accounts receivable, net	$351	$227
Component of accrued expenses	1,649	966
Total revenue-related reserves	$2,000	$1,192

6. Inventory

Capitalized inventory consists of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Work in process	16,243	9,488
Finished goods	1,000	914
Total	$17,243	$10,402

Balance sheet classification

	March 31,	December 31,
	2021	2020
Inventory	$16,030	$8,581
Other assets	1,213	1,821
Total	$17,243	$10,402

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales and there was no such written down for the three months ended March 31, 2021 and 2020. Long-term inventory, which primarily consists of work in process, is included in other assets in the consolidated balance sheets.

7. Restricted Cash

At March 31, 2021 and December 31, 2020, $5.2 million and $5.2 million, respectively, of the Company’s cash is restricted by a bank primarily related to security deposits for the Company’s building lease agreements.

8. Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2021	2020
Lab equipment	5	$11,729	$11,418
Furniture and fixtures	4	3,415	3,420
Computer equipment	3	1,555	1,513
Leasehold improvements	Term of lease	36,944	36,946
Software	3	412	412
Construction-in-progress		232	151
Total cost		54,287	53,860
Less: accumulated depreciation and amortization		(21,296)	(19,731)
Total		$32,991	$34,129

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. For the three months ended March 31, 2021, depreciation expense totaled $1.6 million, compared to $1.6 million for the three months ended March 31, 2020.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Research, development and commercial contract costs	$56,049	$60,255
Employee compensation	11,327	27,622
Accrued professional fees	11,797	10,986
Revenue-related reserves	1,649	966
Other	5,657	6,109
Total	$86,479	$105,938

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

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million, and through March 31, 2021, the Company has received a total of $55.0 million in specified regulatory and commercialization milestones. In addition to upfront and milestone payments received through March 31, 2021, the Company is eligible to receive up to $872.0 million in contingent payments, including specified development, regulatory and sales-based milestones for pralsetinib and any licensed product containing a next-generation RET compound.

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

The Company evaluated the Roche territory activities under ASC 606 and identified one material promise associated with manufacturing activities related to development and commercial supply of pralsetinib in the Roche territory for up to 24 months. Given that Roche is not obligated to purchase any minimum amount or quantities of the development and commercial supply from the Company, the Company concluded that, for the purpose of ASC 606, the provision of manufacturing activities related to development and commercial supply of pralsetinib in Roche territory was an option but not a performance obligation of the Company at the inception of the Roche collaboration agreement and will be accounted for if and when exercised. The Company also concluded that there is no separate material right in connection with the development and commercial supply of pralsetinib, as the expected pricing was not issued at a significant and incremental discount. Therefore, the manufacturing activities were excluded as performance obligations at the outset of the arrangement. Additionally, the Company is entitled to sales milestones and royalties from Roche upon future sales of pralsetinib in the Roche territory, and revenue will be recognized when the related sales occur. Costs that are incurred associated with the Roche territory activities are reimbursable from Roche and are recognized as revenue.

For the purposes of ASC 606, the transaction price of the Roche collaboration agreement at the outset of the arrangement was determined to be $695.7 million, which consisted of the upfront cash payment of $675.0 million and the $20.7 million premium on the sale of common stock to Roche Holdings, which was allocated to the performance obligation related to the pralsetinib licenses. Through March 31, 2021, the Company has achieved $55.0 million in specified regulatory and commercialization milestones and added the $55.0 million to the estimated transaction price of the Roche pralsetinib agreement. The other potential milestone payments that the Company is eligible to receive under the Roche pralsetinib agreement have been excluded from the transaction price, as all the remaining milestone amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

The following table summarizes revenue recognized under the Roche pralsetinib collaboration during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Services related to Roche territory-specific activities	1,772	—
Total Roche pralsetinib collaboration revenue	$1,772	$—

For the parties’ participation in global development for pralsetinib and the U.S. commercialization activities for GAVRETO, the Company concluded that those activities and cost-sharing payments related to such activities are within the scope of ASC 808, as both parties are active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards of those activities under the Roche pralsetinib collaboration agreement. Payments to or reimbursements from Roche related to the global development activities will be accounted for as an increase to or reduction of research and development expenses. Prior to the transition to Roche of specified responsibilities associated with product sales to customers, pricing and distribution matters in the U.S. which is expected to occur on or around June 30, 2021, the Company is the principal for product sales to customers in the U.S. and will recognize revenues on sales to third parties in product revenue, net in its consolidated statements of operations and comprehensive loss. After such transition, Roche will take over the responsibilities associated with product sales to customers, pricing and distribution matters for GAVRETO in the U.S. and become the principal for product sales to customers in the U.S., and the Company will recognize its portion of the commercial profits and losses sharing as revenue (expenses) from the collaboration arrangement in its consolidated statements of operations and comprehensive loss.

During the three months ended March 31, 2021, the Company recorded a $3.0 million reduction in selling, general and administrative expenses in connection with the commercialization of GAVRETO in the U.S. and a $4.1 million reduction in research and development expenses in connection with global development activities for pralsetinib.

The following table summarizes the contract assets associated with the Roche pralsetinib collaboration as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Accounts receivable, net	$18,536	$—
Unbilled accounts receivable	$8,536	$17,600

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

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through March 31, 2021, the Company has received $20.0 million in cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through March 31, 2021, the Company is eligible to receive up to $490.0 million in potential development, regulatory and sales-based milestone payments for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and Clementia purchased specified manufacturing inventory from the Company for a total of $1.5 million.

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

The Company determined that the transaction price as of the outset of the arrangement was $46.5 million, which consisted of the upfront amount of $25.0 million, the $20.0 million cash milestone payment received in the third quarter of 2020, the purchase of existing manufacturing inventory of $1.2 million and the purchase of in-process manufacturing inventory of $0.3 million. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The transaction price was allocated to the three performance obligations on a relative stand-alone selling price basis. The Company satisfies the performance obligations upon delivery of the license and completion of the technology transfer and inventory transfers.

During 2019, the Company completed the delivery of the license, the technology transfer and the transfer of existing manufacturing inventory and recognized a total of $46.2 million as revenue.

During the three months ended March 31, 2021, no material revenue was recognized from the Clementia collaboration. No revenue was recognized during the three months ended March 31, 2020. There was no revenue deferred as a contract liability associated with the Clementia agreement as of March 31, 2021 and December 31, 2020.

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

The Company received an upfront cash payment of $40.0 million, and through March 31, 2021, the Company has achieved $23.0 million in milestones under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through March 31, 2021, the Company will be eligible to receive up to approximately $323.0 million in additional milestone payments, including $95.5 million related to development and regulatory milestones and $227.5 million related to sales-based milestones. In addition, CStone will be obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone will be responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone territory that will be shared by the Company and CStone.

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

A summary of manufacturing and research and development services related to the global development activities net of cost sharing payments during the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Manufacturing and research and development services related to global development activities net of cost sharing payments	$739	$1,530

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

During the three months ended March 31, 2021 and 2020, cash consideration associated with achieved regulatory and development milestones of $9.0 million and $2.0 million, respectively, were added to the estimated transaction price for the CStone agreement and recognized as revenue in such periods. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

A summary of revenue recognized under the CStone agreement during the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
License milestone revenue	$9,000	$2,000
Other revenue	271	134
Total CStone collaboration revenue	$9,271	$2,134

The following table presents the contract assets associated with the CStone collaboration as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Accounts receivable, net	$9,791	$563
Unbilled accounts receivable	$467	$—

As of March 31, 2021, the Company had $7.6 million of deferred revenue as a contract liability associated with the CStone collaboration. This contract liability resulted from advance payments made by CStone in connection with commercial supply of avapritinib and pralsetinib for the CStone territory. The contract liability associated with the CStone collaboration was $6.5 million at December 31, 2020.

Roche – Immunotherapy Collaboration

In March 2016, the Company entered into a collaboration and license agreement (as amended, the Roche immunotherapy agreement) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche) for the discovery, development and commercialization of small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy (including BLU-852, a development candidate for the kinase target MAP4K1, which is believed to play a role in T cell regulation), as single products or possibly in combination with other therapeutics.

Under the Roche immunotherapy agreement, Roche was originally granted up to five option rights to obtain an exclusive license to exploit products derived from the collaboration programs in the field of cancer immunotherapy. Such option rights are triggered upon the achievement of Phase 1 proof-of-concept. As a result of amendments to the Roche immunotherapy agreement in the fourth quarter of 2019 and in the first quarter of 2021, the Company and Roche are currently conducting activities for up to two programs under the collaboration. For one of the two collaboration programs, if Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. For the other collaboration program, if Roche exercises its option, the Company will retain commercialization rights in the U.S. for the licensed products, and Roche will receive commercialization rights outside of the U.S. for the licensed product. The Company will also retain worldwide rights to any products for which Roche elects not to exercise its applicable option.

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

The Company received an upfront cash payment of $45.0 million, and through March 31, 2021, the Company has received $19.5 million in milestone payments under this collaboration. Subject to the terms of the Roche immunotherapy agreement, as amended, in addition to upfront and milestone payments received through

March 31, 2021, the Company is eligible to receive up to approximately $323.3 million in contingent option fees and milestone payments related to specified research, pre-clinical, clinical, regulatory and sales-based milestones. In addition, for any licensed product for which Roche retains worldwide commercialization rights, the Company will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which the Company retains commercialization rights in the U.S., the Company and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

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

Through March 31, 2021, the Company has achieved $19.5 million in research milestones under this collaboration, and these amounts were added to the estimated transaction price and allocated to the existing performance obligation as it became probable that a significant reversal of cumulative revenue would not occur for each of the research milestones achieved.

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

A summary of revenue recognized under the Roche immunotherapy agreement during the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Roche immunotherapy collaboration research and development services revenue	$1,537	$575

During the three months ended March 31, 2021 and 2020, the Company recognized the following revenue due to the changes in the contract liability balances (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Amounts included in the contract liability at the beginning of the period	$1,238	$989

As of March 31, 2021, the Company had revenue deferred as a contract liability related to the Roche immunotherapy agreement of $33.4 million, of which $7.3 million was included in current liabilities, and the research and development services related to the performance obligation are expected to be performed over a remaining period of approximately 4.0 years.

11. Stock-based compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2021, the number of shares reserved for issuance under the 2015 Plan was increased by 2,311,741 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2021, there were 2,813,374 shares available for future grant under the 2015 Plan.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of March 31, 2021, there were 627,272 shares available for future grant under the Inducement Plan.

Stock options

The following table summarizes the stock option activity for the three months ended March 31, 2021:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2020	6,030,641	$61.28
Granted	755,639	100.26
Exercised	(257,309)	32.31
Canceled	(142,578)	73.23
Outstanding at March 31, 2021	6,386,393	$66.79
Exercisable at March 31, 2021	3,279,897	$55.07

As of March 31, 2021, the total unrecognized compensation expense related to unvested stock option awards was $133.2 million, which is expected to be recognized over a weighted-average period of approximately 2.73 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the three months ended March 31, 2021:

		Weighted-Average
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2020	1,171,686	$65.37
Granted	698,402	100.21
Vested	(226,570)	62.37
Forfeited	(61,004)	68.34
Unvested shares at March 31, 2021	1,582,514	$81.06

As of March 31, 2021, the total unrecognized compensation expense related to unvested restricted stock units was $120.5 million, which is expected to be recognize over a weighted-average period of approximately 3.26 years.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the Company’s initial public offering in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2021, the number of shares reserved for issuance under the 2015 ESPP was increased by 577,935 shares.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $20.7 million and $16.9 million for the three months ended March 31, 2021, and 2020, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Stock options	$14,141	$13,716
Restricted stock units	6,795	3,153
Employee stock purchase plan	276	157
Subtotal	21,212	17,026
Capitalized stock-based compensation costs	(528)	(167)
Stock-based compensation expense included in total cost and operating expenses	$20,684	$16,859

Stock-based compensation expense by classification within the unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$8,946	$7,798
Selling, general and administrative	11,738	9,061
Total	$20,684	$16,859

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Stock options	6,386	6,643
Restricted stock units	1,583	1,098
ESPP shares	19	14
Total	7,988	7,755

13. Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized.

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of March 31, 2021, the Company has a full valuation allowance applied against its U.S. and foreign deferred tax assets.

On March 11, 2021, President Joe Biden signed into law a relief and stimulus package known as the American Rescue Plan Act of 2021 (ARPA) stimulus package. While this Act provides various tax provisions including for example, extending the employee retention credit through the end of 2021, modifying the paid sick and family leave credits, repealing the worldwide interest allocation rules that were scheduled to take effect in 2021, and expanding the number of employees subject to the limit on the deduction for executive compensation under Section 162(m) beginning in 2027, among other things, based on the Company’s initial review of the various business tax provisions offered in the ARPA along with having a valuation allowance on its U.S. deferred tax assets, it does not believe that there is an impact to the Company and as such the recording of a discrete item in the first quarter of 2021 was not required.

14. Leases

 The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements have remaining lease terms of two to nine years and contain various clauses for renewal at the Company’s option. The renewal options were not included in the calculation of the operating lease assets and the operating lease as the renewal option is not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees and the components of lease cost for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended
	March 31,
Operating leases:	2021	2020
Lease cost	$4,722	$4,381
Sublease income	(327)	(722)
Net lease cost	$4,395	$3,659

The Company has not entered into any material short-term leases or financing leases as of March 31, 2021.

Supplemental cash flow information related to leases for the three months ended March 31, 2021 was as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	$3,696	$3,581
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$523

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	8.2
Weighted average discount rate	8.2%

15. Commitments

Manufacturing Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT and GAVRETO, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. During the three months ended March 31, 2021, there were no material changes to the Company’s contractual obligations described in Note 17 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or the SEC, on February 17, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

Overview

We are a global precision therapy company that is inventing transformative medicines for people with cancer and hematologic disorders. Applying an approach that is both precise and agile, we create therapies that selectively target genetic drivers, with the goal of staying one step ahead across stages of disease. Since 2011, we have leveraged our research platform, including expertise in molecular targeting and world-class drug design capabilities, to rapidly and reproducibly translate science into a broad pipeline of precision therapies. We are delivering our approved medicines, AYVAKIT™/AYVAKYT® (avapritinib) and GAVRETO® (pralsetinib), to patients in the U.S. and Europe, and we are globally advancing multiple programs for genomically defined cancers, systemic mastocytosis, and cancer immunotherapy.

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

In December 2020, we submitted a supplemental new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for avapritinib for the treatment of adult patients with advanced SM. In February 2021, the FDA accepted our application and set a Prescription Drug User Fee Act, or PDUFA, action date of June 16, 2021. In March 2021, we announced that the European Medicines Agency, or EMA, validated our marketing authorization application, or MAA, for avapritinib for the treatment of advanced SM. Validation of the MAA confirms that the application is sufficiently complete to begin the formal review process.

We are currently evaluating avapritinib in an ongoing registration-enabling Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and an ongoing registration-enabling Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial. In April 2021, we presented registrational data from the PATHFINDER trial at the virtual American Association for Cancer Research, or AACR, Annual Meeting 2021, following the presentation of positive top-line data from the EXPLORER and PATHFINDER trials in September 2020. In addition, we are evaluating avapritinib in an ongoing registration-enabling Phase 2 clinical trial in non-advanced SM, which we refer to as our PIONEER trial. We expect to complete enrollment of Part 2 of the PIONEER trial in mid-2021.

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

BLU-263

BLU-263 is an investigational, orally available, potent and highly selective KIT inhibitor that we are developing for the treatment of non-advanced SM and other mast cell disorders. BLU-263 is designed to have equivalent potency as avapritinib, with low off-target activity and lower penetration of the central nervous system, or CNS, relative to avapritinib based on preclinical data, which we believe will enable development of BLU-263 in a broad population of patients with non-advanced SM, including patients with lower disease burden requiring potentially life-long chronic therapy, and potentially patients with other mast cell disorders. In January and April 2021, we announced positive top-line results from a Phase 1 trial of BLU-263 in healthy volunteers. Based on these data, in mid-2021, we plan to initiate a Phase 2/3 trial of BLU-263 in patients with non-advanced SM, which we refer to as our HARBOR trial.

RET-altered Cancers — GAVRETO® (pralsetinib)

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

Pralsetinib is approved in the U.S. with accelerated approval under the brand name GAVRETO for the treatment of (i) adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA approved test, (ii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant MTC who require systemic therapy, and (iii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). In addition, in March 2021, CStone announced that China’s National Medical Products Administration, or NMPA, approved GAVRETO for the treatment of adult patients with locally advanced or metastatic RET fusion-positive NSCLC after platinum-based chemotherapy.

The EMA is currently reviewing our MAA for pralsetinib for RET fusion-positive NSCLC. If approved by the European Commission, Roche plans to launch pralsetinib in RET fusion-positive NSCLC in Europe in the second half of 2021. Roche also plans to submit a Type II variation MAA to the EMA for pralsetinib for RET-altered thyroid cancers in the second half of 2021, and to submit marketing applications for pralsetinib for RET-altered NSCLC and thyroid cancers across multiple additional global geographies in 2021. In addition, in April 2021, CStone announced that China’s NMPA accepted an NDA submitted by CStone for pralsetinib for the treatment of patients with advanced or metastatic RET-altered thyroid cancer.

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

PDGFRA-Driven Gastrointestinal Stromal Tumors — AYVAKIT™ / AYVAKYT® (avapritinib)

We are commercializing avapritinib for the treatment of patients with PDGFRA exon 18 mutant gastrointestinal stromal tumors, or GIST, a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract. Avapritinib is approved in the U.S. under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumors harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and is approved in the European Union with conditional marketing authorization under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring a PDGFRA D842V mutation. In addition, in March 2021, CStone announced that China’s NMPA approved AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations.

The European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST. CStone has submitted an NDA to the Taiwan Food and Drug Administration, or the TFDA, for avapritinib for the indication of adult patients with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and received priority review designation from the TFDA.

Treatment-Resistant EGFR-Mutated NSCLC — BLU-701 and BLU-945

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

In addition to targeting EGFR resistance mutations, BLU-701 and BLU-945 were specifically designed for selectivity over wild-type EGFR and other kinases to enable potential improved tolerability and combination strategies. In the second half of 2021, we plan to present preclinical data supporting combination of BLU-945 and BLU-701 in treatment-naïve EGFR-driven NSCLC. In addition, in preclinical tumor models, both drug candidates have shown CNS activity, highlighting the potential to treat or prevent CNS metastases, which are more common in treatment-experienced NSCLC patients.

We plan to initially develop BLU-701 and BLU-945 as monotherapies and in combination with each other and other therapies to overcome treatment resistance in specific patient populations with EGFR-driven NSCLC.

EGFR-Positive Double Mutant NSCLC — BLU-701

BLU-701 is a selective and potent investigational inhibitor of double-mutant EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired C797S mutation, the most common on-target resistance mutation to osimertinib. In April 2021, we presented foundational preclinical data for BLU-701 at the virtual AACR Annual Meeting 2021 showing strong and durable inhibition of tumor growth at doses that are EGFR wild-type sparing and potential for BLU-701 to be used in both first- and second-line settings. Based on these preclinical data, we plan to initially develop BLU-701 as a monotherapy and in combination with other therapies. We plan to initiate a Phase 1 trial of BLU-701 in the second half of 2021.

EGFR-Positive Triple Mutant NSCLC — BLU-945

BLU-945 is a selective and potent investigational inhibitor of triple-mutant EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired T790M and C797S mutations, the most common on-target resistance to first-generation EGFR inhibitors and osimertinib, respectively. In April 2021, we presented updated preclinical data for BLU-945 at the virtual AACR Annual Meeting 2021 demonstrating potent anti-tumor activity in triple-mutant osimertinib-resistant tumor models, as well as activity in a triple-mutant intracranial patient-derived xenograft model. In addition, the combination of BLU-945 with either gefitinib or osimertinib showed enhanced anti-tumor activity when compared with either gefitinib or osimertinib alone. Based on these preclinical data, we plan to initially develop BLU-945 as a monotherapy and in combination with other agents. We plan to initiate a

Phase 1 trial of BLU-945 in patients with EGFR-driven NSCLC in the second quarter of 2021.

Cyclin E-Aberrant Cancers — BLU-222

We are developing an investigational inhibitor, BLU-222, targeting CDK2. Cyclin dependent kinases, or CDKs, and their cyclin partners regulate the cell cycle. In subsets of patients across multiple cancer types, aberrant cyclin E, or CCNE, hyperactivates CDK2, resulting in cell cycle dysregulation and tumor proliferation. Aberrant CCNE has been observed as a primary driver of disease as well as a mechanism of resistance to CDK4/6 inhibitors and other therapies.

In April 2021, we presented preclinical data at the virtual AACR Annual Meeting 2021 that showed CDK2 inhibition arrested the cell cycle and blocked tumor proliferation in CCNE-amplified cell lines and demonstrated robust and sustained anti-tumor activity in vivo in models of CCNE-amplified ovarian, breast and gastric cancer. A selective CDK2 inhibitor also showed improved tolerability compared to a pan-CDK inhibitor and chemotherapy, as measured by animal body weight. Based on these preclinical studies, we announced the nomination of BLU-222 as a selective and potent CDK2 inhibitor development candidate. We plan to initiate clinical development for BLU-222 in the first half of 2022.

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

Discovery Platform

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. In addition to our discovery programs for treatment-resistant EGFR-mutated NSCLC and for CCNE-aberrant cancers, we have multiple wholly-owned pre-development candidate programs for undisclosed kinase targets.

Under our immunotherapy collaboration with Roche, we are conducting activities for up to two discovery programs, including BLU-852, a development candidate for the kinase target MAP4K1. See “—Collaborations and Licenses” Summary below. In April 2021, we presented initial preclinical data for BLU-852 at the virtual AACR Annual Meeting 2021.

Development and Commercialization Rights

We currently have worldwide development and commercialization rights to avapritinib and fisogatinib, other than the rights licensed to CStone for these drug candidates in Mainland China, Hong Kong, Macau and Taiwan, or the CStone territory. We have worldwide development and commercialization rights to BLU-263. We currently have worldwide development and commercialization rights to all of our discovery programs, including BLU-701, BLU-945 and BLU-222, other than the discovery-stage cancer immunotherapy programs (including BLU-852) under our collaboration with Roche.

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

Collaborations and Licenses

Roche—Immunotherapy Collaboration. In March 2016, we entered into a collaboration with Roche to discover, develop and commercialize up to two small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy (including BLU-852, a development candidate for the kinase target MAP4K1, which is believed to play a role in T cell regulation), as single products or possibly in combination with other therapeutics.

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

Note on the COVID-19 Pandemic

Due to the continued evolution and uncertain global impacts of the COVID-19 pandemic, and the identification of new variants of COVID-19, we cannot precisely determine or quantify the impact this pandemic will have on our business, operations and financial performance. In 2020, we initially established a work-from-home policy for all employees, other than those performing or supporting business-critical activities, such as certain members of our laboratory and facilities staff. While the majority of employees continue to work from home, we have continued to evaluate and update this policy for each of our locations and field-based employees based on guidance from federal, state and local government authorities and the severity of the pandemic. For our ongoing and planned clinical trials, while we anticipate and have experienced some delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient enrollment rates, we have continued to work with any impacted clinical trial sites to ensure study continuity, enable medical monitoring, facilitate study procedures and maintain clinical data and records, including the use of local laboratories for testing and tumor imaging, home delivery of study drug and remote data and records monitoring. In addition, we currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for our approved drugs and clinical-stage drug candidates through 2022. However, depending on the duration and impact of the COVID-19 pandemic on local and global supply chains, our suppliers could be adversely impacted, which may result in delays or disruptions in our current or future supply chain. COVID-19 may also impact and has impacted our commercial activities for AYVAKIT/AYVAKYT and GAVRETO, including patient access to testing and identification. We are committed to continuing to serve the needs of healthcare providers, patients and other stakeholders during this critical time, including by conducting commercial and medical affairs field activities across our portfolio in virtual formats where possible. We will continue to assess the duration, scope and severity of the COVID-19 pandemic and the existing and potential impacts on our business, operations and financial performance, and we will continue to work closely with our third-party vendors, collaborators and other parties in order to seek to advance our pipeline of targeted therapies as quickly as possible, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part II, Item IA of this Quarterly Report on Form 10-Q for further discussion of risks related to the COVID-19 pandemic.

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through March 31, 2021, we have received an aggregate of $2.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, or IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $912.3 million in upfront payments and milestone payments under our collaborations with Roche and CStone, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, or Alexion. In addition, since January 2020, we have generated limited product revenue.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net loss was $99.7 million for three months ended March 31, 2021. Our net income was $313.9 million for the year ended December 31, 2020 primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib, and our net losses were $347.7 million and $236.6 million for the years ended December 31, 2019 and 2018, respectively. As of March 31, 2021, we had an accumulated deficit of $731.1 million. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses will continue to increase in connection with our ongoing activities, particularly as we:

●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we may obtain marketing approval;
●	seek marketing approval for our drug candidates, including avapritinib and pralsetinib in additional indications or in additional geographies;
●	continue to advance clinical development activities for avapritinib and pralsetinib and initiate or advance clinical development activities for other current or future drug candidates;
●	continue to discover, validate and develop additional drug candidates or development candidates, including our discovery programs for treatment-resistant EGFR-mutated NSCLC and CCNE-aberrant cancers;

●	continue to manufacture increasing quantities of drug substance and drug product material for use in pre-clinical studies, clinical trials and commercialization;
●	conduct development and commercialization activities for companion diagnostic tests for our drugs and drug candidates;
●	conduct research and development activities under our collaborations with Roche and CStone;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license additional businesses, technologies, drugs or drug candidates, form strategic alliances or create joint ventures with third parties; and
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel.

Revenue

In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the FDA granted accelerated approval to pralsetinib under the brand name GAVRETO for the treatment of adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA approved test, and the European Commission granted conditional marketing authorization to avapritinib under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In December 2020, the FDA granted a subsequent accelerated approval for GAVRETO, expanding the labeled indications to include adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant MTC who require systemic therapy, or with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate).

For the three months ended March 31, 2021, our revenue consisted of sales of AYVAKIT/AYVAKYT, GAVRETO and collaboration revenue under our collaborations with Roche and CStone. Collaboration revenue for the three months ended March 31, 2021 includes amounts that were recognized related to milestone payments, and amounts due to us for supply of inventory and research and development services.

In the future, we expect to generate revenue from a combination of sales of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval, royalties on drug sales, upfront, milestone, profit sharing and other payments, if any, under any current or future collaborations and licenses, including revenues related to the supply of our drug candidates or approved drugs to our various collaboration partners. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of product sales, license fees, research and development services, payments for manufacturing services, and option fees, milestone payments or other payments under our collaboration or license agreements, if any.

Cost of Sales

Our cost of sales includes the cost of producing and distributing inventories that are related to product revenue during the respective period, including salary related expenses and stock-based compensation expense for employees involved with production and distribution, freight, and indirect overhead costs. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred.

Prior to receiving FDA approval for AYVAKIT and GAVRETO in January 2020 and September 2020, respectively, we manufactured inventory to be sold upon commercialization and recorded approximately $36.3 million related to this inventory as research and development expense. As a result, the manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended March 31, 2021. We estimate our cost of goods sold as a percentage of net product revenue will continue to be positively impacted as we sell through certain inventory that was previously expensed prior to FDA approval. We expect to utilize zero cost inventory for an extended period of time.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our drug candidates, which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	expenses incurred under agreements with third parties that conduct research and development, pre-clinical activities, clinical activities and manufacturing on our behalf;
●	expenses incurred under agreements with third parties for the development and commercialization of companion diagnostic tests;
●	expenses incurred in connection with research and development activities under our immunotherapy collaboration with Roche, development activities under our collaboration with CStone, and development activities under our collaboration for pralsetinib with Roche;
●	the cost of consultants in connection with our research and development activities;
●	the cost associated with regulatory quality assurance and quality control operations;
●	the cost of lab supplies and acquiring, developing and manufacturing pre-clinical study materials, clinical trial materials and commercial supply materials; and
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs in support of research and development activities.

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

The following table summarizes our external research and development expenses by program for the three months ended March 31, 2021 and 2020. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Avapritinib external expenses	$15,864	$21,053
Pralsetinib external expenses	8,917	22,698
Fisogatinib external expenses	903	2,156
BLU-263 external expenses	3,216	2,565
BLU-701/945 external expenses	10,200	1,438
Other development and pre-development candidate expenses and unallocated expenses	16,939	11,510
Internal research and development expenses	23,671	22,726
Total research and development expenses	$79,710	$84,146

*

Pralsetinib external expenses includes reduction of reimbursable expenses under our collaboration for pralsetinib with Roche, and other development and pre-development candidate expenses includes reduction of reimbursable expenses under our other collaboration agreements.

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials and preparing regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for active pharmaceutical ingredient, or API, drug product and drug substance for current and future clinical trials and commercial inventory. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our immunotherapy collaboration with Roche, development activities under our collaboration with CStone, development activities under our collaboration for pralsetinib with Roche and development activities for companion diagnostic tests for any current and future drug candidates.

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

Other Expense, net

Other expense, net consists primarily of foreign currency transaction gains or losses.

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

For a description of our critical accounting policies, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Operations Overview—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to our critical accounting policies since December 31, 2020.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,
	2021	2020	Dollar Change	% Change

	(in thousands)
Revenues:
Product revenue, net	$8,955	$3,458	$5,497	159%
Collaboration revenue	12,621	2,709	9,912	366
Total revenues	21,576	6,167	15,409	250
Cost and operating expenses:
Cost of sales	102	24	78	325
Research and development	79,710	84,146	(4,436)	(5)
Selling, general and administrative	42,002	35,655	6,347	18
Total cost and operating expenses	121,814	119,825	1,989	2
Other income (expense):
Interest income, net	738	2,904	(2,166)	(75)
Other expense, net	(214)	(201)	(13)	(6)
Total other income	524	2,703	(2,179)	(81)
Net loss	$(99,714)	$(110,955)	$11,241	10%

Product Revenue, Net

Product revenue, net increased by $5.5 million from $3.5 million for the three months ended March 31, 2020 to $9.0 million for the three months ended March 31, 2021. We started generating revenue from sales of AYVAKIT in the first quarter of 2020 following FDA approval of AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization to avapritinib under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. For the three months ended March 31, 2021, we recorded net product revenue from the sale of AYVAKIT/AYVAKYT of $7.1 million. We started generating revenue from sales of GAVRETO in the third quarter of 2020 following the initial FDA approval of GAVRETO. GAVRETO was originally approved for the treatment of adult patients with metastatic RET fusion-positive NSCLC and subsequently approved for adult and pediatric patients 12 years of age and older with advanced or metastatic thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). For the three months ended March 31, 2021, we recorded net product revenue from the sale of GAVRETO of $1.8 million. For the three months ended March 31, 2020, we recorded net product revenue from the sale of AYVAKIT of $3.5 million.

Collaboration Revenue

Collaboration revenue increased by $9.9 million from $2.7 million for the three months ended March 31, 2020 to $12.6 million for the three months ended March 31, 2021. For the three months ended March 31, 2021, our collaboration revenue consisted of $9.3 million in revenue under our CStone collaboration, $1.8 million in revenue under our collaboration agreement with Roche for pralsetinib, $1.5 million revenue under our cancer immunotherapy collaboration with Roche. Revenue recognized under our CStone collaboration for the three months ended March 31, 2021 primarily consisted of $9.0 million in milestone revenue related to regulatory and development milestones that were achieved during the period. Revenue recognized under our collaboration with Roche for pralsetinib for the three months ended March 31, 2021 was associated with services related to Roche territory-specific activities. We recognized $1.5 million in revenue under our cancer immunotherapy collaboration with Roche for the three months ended March 31, 2021, which was primarily related to amortization of the total $64.5 million of upfront and milestone payments received as of such period.

Collaboration revenue for the three months ended March 31, 2020 consisted of $2.1 million in revenue under our CStone collaboration and $0.6 million in revenue under our cancer immunotherapy collaboration with Roche. Revenue recognized under our CStone collaboration for the three months ended March 31, 2020 primarily consisted of $2.0 million in revenue related to a milestone achieved during the quarter. We recognized $0.6 million in revenue under our cancer immunotherapy collaboration with Roche for the three months ended March 31, 2020, which was primarily related to amortization of the total $63.0 million of upfront and milestone payments received as of such period.

Cost of Product Sales

Cost of product sales increased by $0.1 million from an immaterial amount during the three months ended March 31, 2020 to $0.1 million for the three months ended March 31, 2021 and was related to manufacturing costs associated with our products sales. Costs associated with the manufacture of our drugs prior to FDA approval were recorded as research and development expenses and, therefore, are not included in cost of sales during such period.

Research and Development Expense

Research and development expense decreased by $4.4 million from $84.1 million for the three months ended March 31, 2020 to $79.7 million for the three months ended March 31, 2021. The decrease in research and development expense was primarily related to $4.1 million reimbursement from the global development cost sharing arrangement under our collaboration with Roche for pralsetinib and approximately $3.4 million in decreased expenses associated with clinical development activities. This decrease in research and development expense was primarily offset by an increase of approximately $4.6 million in costs related to early discovery and building the platform and an increase in personnel expenses, primarily consisting of an increase of $1.1 million in stock-based compensation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $6.3 million from $35.7 million for the three months ended March 31, 2020 to $42.0 million for the three months ended March 31, 2021. The increase in selling, general and administrative expense was primarily related to increased costs and personnel expenses, including an increase of $2.7 million in stock-based compensation expense, as well as an increase of $4.0 million in commercial expenses to build our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT and GAVRETO. The increase in selling, general and administrative expense was partially offset by a $3.0 million reimbursement in connection with the commercialization of GAVRETO in the U.S. under our collaboration with Roche for pralsetinib.

Interest Income, Net

Interest income, net, decreased by $2.2 million from $2.9 million for the three months ended March 31, 2020 to $0.7 million for the three months ended March 31, 2021. The decrease was primarily due to a lower rate of return on investments in the capital markets.

Other Expense, Net

Other expenses, net, remained unchanged at $0.2 million for the three months ended March 31, 2021 and 2020.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through March 31, 2021, we have received an aggregate of $2.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $912.3 million in upfront payments and milestone payments under our collaborations with Roche and CStone, our license agreement with Clementia and our former collaboration with Alexion. In addition, since January 2020, we have generated limited product revenue.

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $1,430.1 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(125,778)	$(109,328)
Net cash provided by investing activities	132,197	59,860
Net cash provided by financing activities	7,011	310,150
Net increase in cash and cash equivalents	$13,430	$260,682

Net Cash Used in Operating Activities. For the three months ended March 31, 2021, compared to the same period in 2020, the $16.5 million increase in net cash used in operating activities was primarily due to increased headcount and headcount-related expenses and spending on preclinical and commercial activities.

Net Cash Provided by Investing Activities. For the three months ended March 31, 2021, compared to the same period in 2020, the $72.3 million increase in net cash provided by investing activities was primarily due to an increase in net maturities of available-for-sale investments.

Net Cash Provided by Financing Activities. For the three months ended March 31, 2021, compared to the same period in 2020, the $303.1 million decrease in net cash provided by financing activities was primarily due to the $308.4 million in net proceeds received from January 2020 follow-on public offering, which was partially offset by the $5.4 million increase in net proceeds received from stock option exercises and the issuance of common stock under our employee stock purchase plan.

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

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $1,430.1 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

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

During the three months ended March 31, 2021, there were no significant changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities of $1,430.1 million and $1,549.7 million, respectively, consisting primarily of money market funds and investments in U.S. government agency and treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from the impact of the COVID-19 pandemic. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2021 and December 31, 2020, we held limited funds and future obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2021 and 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risk Factor Summary

Below is a summary of the material risks to our business, operations and the investment in our common stock. This summary does not address all of the risks that we face. Risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q in its entirety before making investment decisions regarding our common stock.

●	We have limited experience as a commercial company and the marketing and sale of AYVAKIT/ AYVAKYT, GAVRETO or any future approved drugs may be unsuccessful or less successful than anticipated.
●	The commercial success of our current and future drugs will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
●	If we are unable to establish additional commercial capabilities and infrastructure, we may be unable to generate sufficient revenue to sustain our business.
●	If the market opportunities for our approved drugs or drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected.
●	We face substantial competition, which may result in others commercializing, developing or discovering drugs before or more successfully than we do.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any of our approved drugs or drug candidates that we may develop.
●	If we are unable to advance our drug candidates to clinical development, obtain regulatory approval for our drug candidates, including for avapritinib and pralsetinib for additional indications or in additional geographies, and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates and, if applicable, for any related companion diagnostic tests, we will not be able to commercialize, or may be delayed in commercializing, such drug candidates, and our ability to generate revenue will be materially impaired.
●	Our drugs and drug candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, result in restrictive distribution or result in significant negative consequences following marketing approval, if any.
●	We may not be successful in our efforts to expand our pipeline of drug candidates.
●	We are required to comply with comprehensive and ongoing regulatory requirements for any of our current or future approved drugs, including conducting confirmatory clinical trials for any drug that receives accelerated approval. In addition, our current or future approved drugs could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.
●	We are a precision therapy company with a limited operating history. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	We have entered into collaborations and licenses with our partners for the development and commercialization of several of our drugs and drug candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these drugs and drug candidates.
●	We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.
●	We contract with third parties for the manufacture of our approved drugs and drug candidates, including for pre-clinical, clinical and commercial supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our approved drugs or drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and drugs or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
●	Our business, results of operations and future growth prospects could be materially and adversely affected by the COVID-19 pandemic.
●	We may acquire or in-license businesses, technologies or platforms, approved drugs, drug candidates or discovery-stage programs, or form strategic alliances, collaborations or partnerships, in the future, and we may not realize the benefits of such acquisitions, in-licenses, alliances, collaborations or partnerships.
●	The price of our common stock has been and may in the future be volatile and fluctuate substantially.

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
●gain regulatory acceptance for the development and commercialization of current or future drug candidates in our pipeline, including for additional indications or in additional geographies for marketed drugs in our portfolio;
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

The precise incidence and/or prevalence for SM, RET-altered cancers, EGFR-mutated NSCLC, CCNE-aberrant cancers, GIST and HCC are unknown. Our projections of the number of people who have these diseases, the frequency of the genetic alterations targeted by our drugs and drug candidates and the subset of patients who have the potential to benefit from our treatment options are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or third-party market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our approved drugs and drug candidates may be limited or may not be amenable to treatment with our precision therapies.

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

We are developing drug candidates for treatment-resistant EGFR-mutated NSCLC, which, if approved, will face competition from AstraZeneca plc’s osimertinib and almonertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRX, Inc. and approved in China. In addition, our EGFR inhibitors may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Alpha Biopharma Inc., Astellas Pharma Inc., Betta Pharmaceuticals, Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., Centessa Pharmaceuticals, Chia Tai Tianqing Pharmaceutical Group, Daiichi Sankyo Company, Limited, Genosco Inc., Genprex, Inc., Janssen Pharmaceuticals, Inc., Oscotec Inc. and Yuhan Corporation.

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

Increasing demand for compassionate use of our drug candidates could negatively affect our reputation and harm our business.

We are developing drug candidates for the treatment of indications for which there are currently limited or no available therapeutic options. It is possible for individuals or groups to target companies with disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide access to any of our current or future drug candidates under an expanded access policy, our reputation may be negatively affected and our business may be harmed.

Recent media attention to individual patients’ expanded access requests has resulted in the introduction and enactment of legislation at the local and national level referred to as “Right to Try” laws, such as the federal Right to Try Act of 2017, which are intended to allow patients access to unapproved therapies earlier than traditional expanded access programs. A possible consequence of both activism and legislation in this area may be the need for us to initiate an unanticipated expanded access program or to make our drug candidates more widely available sooner than anticipated.

In addition, some patients who receive access to drugs prior to their commercial approval through compassionate use, expanded access programs or right to try access, collectively referred to as compassionate use programs, have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high, which, if those adverse events are determined to be drug-related, could have a negative impact on the safety profile of our drug candidates if we were to provide them to these patients, which could cause significant delays or an inability to successfully commercialize our drug candidates and materially harm our business. If we were to provide patients with any of our drug candidates under a compassionate use program, our supply capabilities may limit the number of patients who are able to enroll in the program and we may in the future need to restructure or pause any compassionate use program in order to enroll sufficient numbers of patients in our controlled clinical trials required for regulatory approval and successful commercialization of our drug candidates, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs.

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

If we do not establish and maintain sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drugs and drug candidates, if approved. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

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
●receipt of regulatory approvals from applicable regulatory authorities and transitioning any conditional marketing authorizations to full approvals;

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

We may not be able to initiate or continue clinical trials for our drug candidates, including avapritinib and pralsetinib for additional indications, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. Because the target patient populations for our drug candidates and approved drugs in clinical development for additional indications are relatively small, it may be difficult to successfully identify patients. Although we have entered into or plan to enter into agreements with third parties to develop companion diagnostic tests for use in some of our other current or future clinical trials in order to help identify eligible patients, we may experience delays in reaching, or fail to reach, agreement on acceptable terms to develop such companion diagnostic tests. Any third parties whom we engage to develop companion diagnostic tests may experience delays or may not be successful in developing such companion diagnostic tests, furthering the difficulty in identifying patients for our clinical trials. In addition, current commercially available diagnostic tests to identify appropriate patients for our clinical trials or any approved drug candidates may become unavailable in the future.

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

As of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 16, 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. In addition, even if we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our drugs and related companion diagnostic tests, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-marketing requirements, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our drug candidates.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to other drugs and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification. In June 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended, including due to the inability for the FDA to complete any inspections of manufacturing facilities or clinical sites that may be required for an approval.

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

Our ability to commercialize any drugs and drug candidates successfully also will depend in part on the extent to which coverage and reimbursement for these drugs and drug candidates and related treatments will be available from government authorities, private health insurers and other organizations. In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other products that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for any drug candidate that we commercialize and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval. Further, due to the COVID-19 pandemic, many individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products. It is unclear what effect, if any, the American Rescue Plan and other government efforts to expand coverage will have on the number of covered individuals.

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

The United States has enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current drug candidates or any future drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, made several changes to the Medicare Drug Rebate Program, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D.

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

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. HHS has already started the process of soliciting feedback on some of the Trump administration’s measures and, at the same time, is immediately implementing others under its existing authority. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021. The Coronavirus Aid, Relief, and Economic Security, or CARES, Act suspended the sequestration payment adjustment percentage of 2% applied to all Medicare Fee-for-Service, or FFS, claims from May 1 through December 31, 2020. The Consolidated Appropriations Act of 2021, extended the suspension period to March 31, 2021. An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, signed into law on April 14, 2021, has extended the suspension period to December 31, 2021.

In 2020, former President Trump announced several executive orders related to prescription drug pricing that sought to implement several of the former administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

We may face competition in the U.S. for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, several industry groups have filed federal lawsuits challenging multiple aspects of the final rule, and authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

We commenced operations in April 2011 and we have focused substantially all of our efforts and financial resources to date on organizing and staffing our company, business planning, raising capital, establishing our intellectual property building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, conducting pre-clinical studies and clinical development for our drug candidates, commencing pre-commercial activities and the commercial launches for AYVAKIT/AYVAKYT and GAVRETO, and producing the active pharmaceutical ingredient, or API, drug substance and drug product material for use in pre-clinical studies and clinical trials for our drug candidates and commercial sale of our approved drugs.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through March 31, 2021, we have received an aggregate of $2.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $912.3 million in upfront payments and milestone payments under our collaborations with Roche and CStone, our license agreement with Clementia and our former collaboration with Alexion. In addition, since January 2020, we have generated limited product revenue.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net loss was $99.7 million for the three months ended March 31, 2021. Our net income was $313.9 million for the year ended December 31, 2020 primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib, and our net losses were $347.7 million and $236.6 million for the years ended December 31, 2019 and 2018, respectively. As of March 31, 2021, we had an accumulated deficit of $731.1 million.

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

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter.  Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Any of our drugs and drug candidates that we may develop may compete with other approved drugs and drug candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In March 2020, the U.S. enacted the CARES Act in response to the U.S. COVID-19 pandemic. Throughout the COVID-19 outbreak, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan in place that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection.

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

As of April 15, 2021, we owned 11 issued U.S. patents, 15 issued foreign patents, including one European patent validated in 38 countries, three pending U.S. non-provisional patent applications, four pending U.S. provisional applications, five pending PCT international patent applications and 22 pending foreign patent applications directed to our KIT and PDGFRA program, including avapritinib and BLU-263. The patents that have issued or will issue covering our KIT and PDGFRA program will have a statutory expiration date between 2034 and 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

As of April 15, 2021, we owned seven issued U.S. patents, six pending U.S. non-provisional patent applications, five U.S. provisional patent applications, 55 pending foreign patent applications and five issued foreign patents directed to our RET program, including pralsetinib. The patents that have issued or will issue covering our RET program will have a statutory expiration date between 2036 and 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

As of April 15, 2021, we owned nine issued U.S. patents, two pending U.S. non-provisional patent applications, one pending PCT international applications, 28 pending foreign patent applications and 27 issued foreign patents directed to our FGFR4 program, including fisogatinib. The patents that have issued or will issue covering our FGFR4 program will have a statutory expiration date between 2033 and 2040. Patent term adjustments or patent term extensions could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of April 15, 2021, we owned eight issued U.S. patents, five pending U.S. non-provisional patent applications, four pending European Union patent applications and five issued European patents directed to this technology. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

Due to the continued evolution and uncertain global impacts of the COVID-19 pandemic and the identification of new variants of COVID-19, we cannot precisely determine or quantify the impact this pandemic will have on our business, operations and financial performance. The extent to which COVID-19 may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat COVID-19.

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

As of April 15, 2021, we had 451 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through April 28, 2021. As a result of this volatility, our stockholders could incur substantial losses.

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

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. For example, In July 2020, we entered into a sales agreement with Cowen through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $250.0 million, subject to the terms and conditions of the sales agreement. In the year ended December 31, 2020, we issued and sold 1,784,926 shares of our common stock under the sales agreement at an average price of $112.05 per share for net and gross proceeds of $194.7 million and $200.0 million, respectively. We did not sell any shares of common stock under the sales agreement in the three months ended March 31, 2021. If we seek authorization to sell additional shares of common stock under the sales agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Second Amendment to Lease Agreement, dated April 6, 2021, by and between Blueprint Medicines Corporation and BRE-BMR 38 SIDNEY LLC
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

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

Blueprint Medicines Corporation

Date: April 29, 2021	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 29, 2021	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)