Form 10-Q
period 2021-06-30
Blueprint Medicines Corp
filed 2021-07-29
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on July 26, 2021: 58,574,031

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT™ (avapritinib) (marketed in Europe under the brand name AYVAKYT®), GAVRETO® (pralsetinib) and any current and future drug candidates for which we receive marketing approval;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for our current and future drug candidates and research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;
●	the potential benefits of our collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc. to develop and commercialize pralsetinib globally (excluding Greater China), our cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., and our collaboration with CStone Pharmaceuticals to develop and commercialize avapritinib, pralsetinib and fisogatinib in Greater China, as well as our ability to maintain these collaborations and establish additional strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc. to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;

●	the development of companion diagnostic tests for our current or future drugs or drug candidates;
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry;
●	the actual or potential benefits of designations granted by the U.S. Food and Drug Administration, or FDA, such as orphan drug, fast track and breakthrough therapy designation or priority review; and
●	the impact and scope of the ongoing COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones, including our ongoing and planned research and discovery activities, ability to conduct ongoing and planned clinical trials, clinical supply of current or future drug candidates, and the launch, marketing, sale and commercial supply of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$534,317	$684,636
Marketable securities	94,032	187,213
Accounts receivable, net	25,473	7,096
Unbilled accounts receivable	13,767	18,213
Inventory	15,211	8,581
Prepaid expenses and other current assets	21,270	22,020
Total current assets	704,070	927,759
Marketable securities	751,702	677,873
Property and equipment, net	31,848	34,129
Operating lease right-of-use assets, net	64,446	67,539
Restricted cash	5,171	5,168
Other assets	11,558	5,925
Total assets	$1,568,795	$1,718,393
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,847	4,370
Accrued expenses	107,173	105,938
Current portion of operating lease liabilities	8,465	7,935
Current portion of deferred revenue	7,912	12,559
Total current liabilities	125,397	130,802
Operating lease liabilities, net of current portion	77,272	81,669
Deferred revenue, net of current portion	30,365	28,599
Other long-term liabilities	6,957	7,235
Total liabilities	239,991	248,305
Commitments (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 58,554,559 and 57,793,533 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	59	58
Additional paid-in capital	2,174,094	2,106,600
Accumulated other comprehensive loss	(5,835)	(5,214)
Accumulated deficit	(839,514)	(631,356)
Total stockholders’ equity	1,328,804	1,470,088
Total liabilities and stockholders’ equity	$1,568,795	$1,718,393

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$11,433	$5,680	$20,388	$9,138
Collaboration revenue	15,862	2,663	28,483	5,372
Total revenues	27,295	8,343	48,871	14,510
Cost and operating expenses:
Cost of sales	6,493	127	6,595	150
Research and development	80,027	91,079	159,738	175,225
Selling, general and administrative	49,286	42,174	91,288	77,829
Total cost and operating expenses	135,806	133,380	257,621	253,204
Other income (expense):
Interest income, net	633	1,586	1,371	4,490
Other expense, net	(373)	(23)	(587)	(224)
Total other income	260	1,563	784	4,266
Loss before income taxes	(108,251)	(123,474)	(207,966)	(234,428)
Income tax expense	(193)	—	(193)	—
Net loss	$(108,444)	$(123,474)	$(208,159)	$(234,428)
Other comprehensive loss:
Unrealized gain (losses) on available-for-sale investments	(624)	(1,057)	(1,024)	1,435
Currency translation adjustments	(114)	6	404	(21)
Comprehensive loss	$(109,182)	$(124,525)	$(208,779)	$(233,014)
Net loss per share - basic and diluted	$(1.86)	$(2.28)	$(3.58)	$(4.39)
Weighted-average number of common shares used in net loss per share - basic and diluted	58,406	54,217	58,216	53,436

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2020	57,793,533	$58	$2,106,600	$(5,214)	$(631,356)	$1,470,088
Issuance of common stock under stock plan	483,879	—	8,318	—	—	8,318
Stock-based compensation expense	—	—	21,212	—	—	21,212
Other comprehensive income	—	—	—	117	—	117
Net loss	—	—	—	—	(99,714)	(99,714)
Balance at March 31, 2021	58,277,412	$58	$2,136,130	$(5,097)	$(731,070)	$1,400,021

Issuance of common stock under stock plan	254,823	$1	$11,709	$—	$—	$11,710
Purchase of common stock under ESPP	22,324	—	1,733	—	—	1,733
Stock-based compensation expense	—	—	24,522	—	—	24,522
Other comprehensive income	—	—	—	(738)	—	(738)
Net loss	—	—	—	—	(108,444)	(108,444)
Balance at June 30, 2021	58,554,559	$59	$2,174,094	$(5,835)	$(839,514)	$1,328,804

Balance at December 31, 2019	49,272,223	$49	$1,412,083	$(2,534)	$(945,239)	$464,359
Issuance of common stock under stock plan	186,166	1	1,612	—	—	1,613
Stock-based compensation expense	—	—	17,026	—	—	17,026
Follow-on offering, net of issuance costs	4,710,144	4	308,419	—	—	308,423
Other comprehensive income	—	—	—	2,465	—	2,465
Net loss	—	—	—	—	(110,953)	(110,953)
Balance at March 31, 2020	54,168,533	$54	$1,739,140	$(69)	$(1,056,192)	$682,933

Issuance of common stock under stock plan	98,950	—	2,335	—	—	2,335
Purchase of common stock under ESPP	17,018	—	942	—	—	942
Stock-based compensation expense	—	—	19,675	—	—	19,675
Other comprehensive income	—	—	—	(1,051)	—	(1,051)
Net loss	—	—	—	—	(123,474)	(123,474)
Other	—	—	7	—	—	7
Balance at June 30, 2020	54,284,501	$54	$1,762,099	$(1,120)	$(1,179,666)	$581,367

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(208,159)	$(234,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,200	3,239
Noncash lease expense	3,073	2,823
Stock-based compensation	44,991	36,387
Other	1,352	243
Changes in assets and liabilities:
Accounts receivable	(18,407)	(2,740)
Unbilled accounts receivable	4,446	1,872
Inventory	(4,542)	(2,748)
Prepaid expenses and other current assets	(755)	(9,159)
Other assets	(3,829)	2,018
Accounts payable	(2,544)	802
Accrued expenses	(1,044)	(4,573)
Deferred revenue	(2,880)	(1,368)
Operating lease liabilities	(3,845)	(2,860)
Net cash used in operating activities	(188,943)	(210,492)
Cash flows from investing activities
Purchases of property and equipment	(835)	(2,466)
Purchases of investments	(382,644)	(232,148)
Maturities of investments	400,500	306,035
Net cash provided by investing activities	17,021	71,421
Cash flows from financing activities
Proceeds from public offerings of common stock, net of issuance cost	—	308,750
Net proceeds from stock option exercises and employee stock purchase plan	21,865	4,886
Payment of offering costs	—	(311)
Net cash provided by financing activities	21,865	313,325
Net increase in cash, cash equivalents, and restricted cash	(150,057)	174,254
Cash, cash equivalents and restricted cash at beginning of period	689,804	119,604
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(259)	(12)
Cash, cash equivalents and restricted cash at end of period	$539,488	$293,846
Supplemental cash flow information
Property and equipment purchases unpaid at period end	$230	$116
Cash paid for taxes, net	$598	$47

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands).

	June 30,	June 30,
	2021	2020
Cash and cash equivalents	$534,317	$288,678
Restricted cash	5,171	5,168
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$539,488	$293,846

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

As of June 30, 2021, the Company had cash, cash equivalents and marketable securities of $1,380.1 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020, stockholder’s equity for the three and six months ended June 30, 2021 and 2020 and cash flows for six months ended June 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or for any future period.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities, Blueprint Medicines (Switzerland) GmbH, Blueprint Medicines (Netherlands) B.V., Blueprint Medicines (UK) Ltd, Blueprint Medicines (Germany) GmbH, Blueprint Medicines Spain, S.L., Blueprint Medicines (France) SAS and Blueprint Medicines (Italy) S.r.L. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: revenue recognition, inventory, operating lease right-of-use assets, operating lease liabilities, stock-based compensation expense, accrued expenses, and income taxes. The length of time and full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, subject to change and difficult to predict, including as a result of new information that may emerge concerning COVID-19, including the identification and spread of new variants, and the actions taken to contain or treat COVID-19, as well as the economic impact thereof on local, regional, national and international customers and markets. The Company considers the impact of COVID-19 while making the estimates within its consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2020 Annual Report on Form 10-K.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on its condensed consolidated financial statements and disclosures.

Reclassification

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation.

3. Marketable securities

Marketable securities consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
June 30, 2021	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$652,235	$176	$(300)	$652,111
U.S. treasury obligations	193,563	140	(80)	193,623
Total	$845,798	$316	$(380)	$845,734

	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$746,770	$513	$(14)	$747,269
U.S. treasury obligations	117,368	449	—	117,817
Total	$864,138	$962	$(14)	$865,086

As of June 30, 2021, the Company held 35 debt securities that were in an unrealized loss position with an aggregate fair value of $422.8 million. As of December 31, 2020, the Company held 8 debt securities that were in an unrealized loss position with an aggregate fair value of $125.7 million. As of June 30, 2021 and December 31, 2020, there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three and six months ended June 30, 2021.

As of June 30, 2021, 69 securities with an aggregate fair value of $751.7 million had remaining maturities between one year and five years. As of December 31, 2020, 65 securities with an aggregate fair value of $677.9 million had remaining maturities between one year and five years.

The Company received proceeds of $185.1 million and $400.5 million from maturities of debt securities for the three and six months ended June 30, 2021, respectively, and proceeds of $105.4 million and $306.0 million from maturities of debt securities for the three and six months ended June 30, 2020, respectively. The Company did not realize any gains or losses from maturities of debt securities for the three and six months ended June 30, 2021 and 2020.

4. Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2021 (in thousands):

		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$505,142	$505,142	$—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	652,111	—	652,111	—
U.S. treasury obligations	193,623	193,623	—	—
Total	$1,350,876	$698,765	$652,111	$—

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

5. Product Revenue Reserves and Allowances

In January 2020, the U.S. Food and Drug Administration (FDA) approved AYVAKIT for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumor (GIST) harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with advanced systemic mastocytosis (Advanced SM), including aggressive SM (ASM), SM with an associated hematological neoplasm (SM-AHN) and mast cell leukemia (MCL). In September 2020, the FDA granted accelerated approval of GAVRETO for the treatment of adult patients with metastatic RET fusion-positive non-small cell lung cancer (NSCLC) as detected by an FDA approved test, and the European Commission granted conditional marketing authorization to AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In December 2020, the FDA granted a subsequent accelerated approval for GAVRETO, expanding the labeled indications to include adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant medullary thyroid cancer (MTC)

who require systemic therapy, or with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate).

For the three and six months ended June 30, 2021, the Company generated aggregate net product revenue of $11.4 million and $20.4 million from product sales including AYVAKIT/AYVAKYT and GAVRETO, respectively. For the three and six months ended June 30, 2020, the Company generated aggregate net product revenue of $5.7 million and $9.1 million from sales of AYVAKIT, respectively.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2021 (in thousands):

Amount
Beginning balance at January 1, 2021	$1,192
Provision related to product sales	3,199
Credits and payments made	(1,837)
Ending balance at June 30, 2021	$2,554

The total reserves that are included in the Company’s unaudited condensed consolidated balance sheets, are summarized as follows (in thousands):

	June 30,	December 31,
	2021	2020
Reduction of accounts receivable, net	$391	$227
Component of accrued expenses	2,163	966
Total revenue-related reserves	$2,554	$1,192

6. Inventory

Capitalized inventory consists of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	3,507	—
Work in process	13,475	9,488
Finished goods	1,868	914
Total	$18,850	$10,402

Balance sheet classification

	June 30,	December 31,
	2021	2020
Inventory	$15,211	$8,581
Other assets	3,639	1,821
Total	$18,850	$10,402

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. For the three and six months ended June 30, 2021, the Company recognized a write-down of $0.4 million and $0.4 million, respectively. There was no such write-down for the three and six months ended June 30, 2020. Long-term inventory, which primarily consists of work in process, is included in other assets in the unaudited condensed consolidated balance sheets.

7. Restricted Cash

At June 30, 2021 and December 31, 2020, $5.2 million and $5.2 million, respectively, of the Company’s cash is restricted by a bank primarily related to security deposits for the Company’s building lease agreements.

8. Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands, except year data):

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2021	2020
Lab equipment	5	$12,246	$11,418
Furniture and fixtures	4	3,417	3,420
Computer equipment	3	1,555	1,513
Leasehold improvements	Term of lease	36,945	36,946
Software	3	412	412
Construction-in-progress		162	151
Total cost		54,737	53,860
Less: accumulated depreciation and amortization		(22,889)	(19,731)
Total		$31,848	$34,129

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. For the three and six months ended June 30, 2021, depreciation expense totaled $1.6 million and $3.2 million, respectively, compared to $1.7 million and $3.2 million, respectively, for the three and six months ended June 30, 2020.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Research, development and commercial contract costs	$68,793	$60,255
Employee compensation	16,667	27,622
Accrued professional fees	14,064	10,986
Revenue-related reserves	2,163	966
Other	5,486	6,109
Total	$107,173	$105,938

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

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million, and through June 30, 2021, the Company has received a total of $55.0 million in specified regulatory and commercialization milestones. In addition to the upfront and milestone payments received through June 30, 2021, the Company is eligible to receive up to $872.0 million in contingent payments, including specified development, regulatory and sales-based milestones for pralsetinib and any licensed product containing a next-generation RET compound.

In the U.S., the Company and Roche agreed to work together to co-commercialize pralsetinib and equally share responsibilities, profits and losses. In addition, the Company is eligible to receive tiered royalties ranging from high-teens to mid-twenties on annual net sales of pralsetinib outside the U.S., excluding Greater China (the Roche territory). The Company and Roche have also agreed to co-develop pralsetinib globally in RET-altered solid tumors, including non-small cell lung cancer, medullary thyroid carcinoma and other thyroid cancers, as well as other solid tumors. The Company and Roche will share global development costs for pralsetinib at a rate of 45 percent for the Company and 55 percent for Roche up to a specified amount of aggregate joint development costs, after which the Company’s share of global development costs for pralsetinib will be reduced by a specified percentage. The Company and Roche will also share specified global development costs for any next-generation RET compound co-developed under the collaboration in a similar manner.

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

For the purposes of ASC 606, the transaction price of the Roche collaboration agreement at the outset of the arrangement was determined to be $695.7 million, which consisted of the upfront cash payment of $675.0 million and the $20.7 million premium on the sale of common stock to Roche Holdings, which was allocated to the performance obligation related to the pralsetinib licenses. Through June 30, 2021, the Company has achieved $55.0 million in specified regulatory and commercialization milestones and added the $55.0 million to the estimated transaction price of the Roche pralsetinib agreement. The other potential milestone payments that the Company is eligible to receive under the Roche pralsetinib agreement have been excluded from the transaction price, as all the remaining milestone amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

The following table summarizes revenue recognized under the Roche pralsetinib collaboration during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Manufacturing and other services related to Roche territory-specific activities	$1,912	$—	$3,684	$—
Total Roche pralsetinib collaboration revenue	$1,912	$—	$3,684	$—

For the parties’ participation in global development for pralsetinib and the U.S. commercialization activities for GAVRETO, the Company concluded that those activities and cost-sharing payments related to such activities are within the scope of ASC 808, as both parties are active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards of those activities under the Roche pralsetinib collaboration agreement. Payments to or reimbursements from Roche related to the global development activities are accounted for as an increase to or reduction of research and development expenses. Prior to July 1, 2021, the Company was the principal for product sales to customers in the U.S. and recognized revenues on sales to third parties in product revenue, net in its unaudited condensed consolidated statements of operations and comprehensive loss. After July 1, 2021, Roche has taken over the responsibilities associated with product sales to customers, pricing and distribution matters for GAVRETO in the U.S. and has become the principal for product sales to customers in the U.S., and the Company will recognize its portion of the commercial profits and losses sharing as revenue (expenses) from the collaboration arrangement in its condensed consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2021, the Company recorded $2.2 million and $5.2 million, respectively, as reductions in selling, general and administrative expenses in connection with the commercialization of GAVRETO in the U.S. and $2.1 million and $6.2 million, respectively, as reductions in research and development expenses in connection with global development activities for pralsetinib.

The following table summarizes the contract assets associated with the Roche pralsetinib collaboration as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Accounts receivable, net	$11,865	$—
Unbilled accounts receivable	$7,224	$17,600

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

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through June 30, 2021, the Company has received $20.0 million in cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through June 30, 2021, the Company is eligible to receive up to $490.0 million in potential development, regulatory and sales-based milestone payments for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and Clementia purchased specified manufacturing inventory from the Company for a total of $1.5 million.

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

During the three and six months ended June 30, 2021 and 2020, no material revenue was recognized from the Clementia collaboration. There was no revenue deferred as a contract liability associated with the Clementia agreement as of June 30, 2021 and December 31, 2020.

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

The Company received an upfront cash payment of $40.0 million, and through June 30, 2021, the Company has achieved $23.0 million in milestones under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through June 30, 2021, the Company will be eligible to receive up to approximately $323.0 million in additional milestone payments, including $95.5 million related to development and regulatory milestones and $227.5 million related to sales-based milestones. In addition, CStone will be obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone will be responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone territory that will be shared by the Company and CStone.

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

A summary of manufacturing and research and development services related to the global development activities, net of expenses payable to CStone during the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Manufacturing and research and development services related to global development activities, net of expenses payable to CStone	$269	$920	$1,008	$2,450

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

During the three months ended June 30, 2021 and 2020, no milestones were achieved under the CStone agreement. During the six months ended June 30, 2021 and 2020, cash consideration associated with achieved regulatory and development milestones of $9.0 million and $2.0 million, respectively, were added to the estimated transaction price and recognized as revenue in such periods. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

During the three months ended June 30, 2021, the Company entered into commercial supply agreements and avapritinib manufacturing technology transfer agreement with CStone for supply drug substance of avapritinib and drug product of avapritinib and pralsetinib to assist CStone’s commercialization activities conducted specifically for the CStone territory. The manufacturing activities were considered as distinct performance obligations from the CStone agreement and collaboration revenue was recognized upon delivery of the drug substance and drug product to CStone.

A summary of revenue recognized under the CStone agreement during the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
License milestone revenue	$—	$—	$9,000	$2,000
Manufacturing services related to CStone territory-specific activities	10,355	1,263	10,538	1,397
Royalty revenue	1,947	—	2,035	—
Total CStone collaboration revenue	$12,302	$1,263	$21,573	$3,397

The following table presents the contract assets associated with the CStone collaboration as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Accounts receivable, net	$5,486	$563
Unbilled accounts receivable	$6,512	$—

As of June 30, 2021, the Company had $6.2 million of deferred revenue as a contract liability associated with the CStone collaboration, of which $1.7 million was included in current liabilities. This contract liability resulted from advance payments made by CStone in connection with commercial supply of avapritinib and pralsetinib for the CStone territory. The contract liability associated with the CStone collaboration was $6.5 million at December 31, 2020.

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

The Company received an upfront cash payment of $45.0 million, and through June 30, 2021, the Company has received $19.5 million in milestone payments under this collaboration. Subject to the terms of the Roche immunotherapy agreement, as amended, in addition to the upfront and milestone payments received through June 30, 2021, the Company is eligible to receive up to approximately $323.3 million in contingent option fees and milestone payments related to specified research, pre-clinical, clinical, regulatory and sales-based milestones. In addition, for any licensed product for which Roche retains worldwide commercialization rights, the Company will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which the Company retains commercialization rights in the U.S., the Company and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

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

Through June 30, 2021, the Company has achieved $19.5 million in research milestones under this collaboration, and these amounts were added to the estimated transaction price and allocated to the existing performance obligation as it became probable that a significant reversal of cumulative revenue would not occur for each of the research milestones achieved.

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

A summary of revenue recognized under the Roche immunotherapy agreement during the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Roche immunotherapy collaboration research and development services revenue	$1,349	$1,109	$2,885	$1,684

During the three and six months ended June 30, 2021 and 2020, the Company recognized the following revenue due to the changes in the contract liability balances (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Amounts included in the contract liability at the beginning of the period	$1,064	$1,061	$2,302	$2,050

As of June 30, 2021, the Company had revenue deferred as a contract liability related to the Roche immunotherapy agreement of $32.0 million, of which $6.2 million was included in current liabilities, and the research and development services related to the performance obligation are expected to be performed over a remaining period of approximately 3.8 years.

11. Stock-based compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2021, the number of shares reserved for issuance under the 2015 Plan was increased by 2,311,741 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2021, there were 2,913,775 shares available for future grant under the 2015 Plan.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of June 30, 2021, there were 485,774 shares available for future grant under the Inducement Plan.

Stock options

The following table summarizes the stock option activity for the six months ended June 30, 2021:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2020	6,030,641	$61.28
Granted	908,661	98.95
Exercised	(468,534)	42.73
Canceled	(271,982)	77.49
Outstanding at June 30, 2021	6,198,786	$67.49
Exercisable at June 30, 2021	3,428,017	$57.20

As of June 30, 2021, the total unrecognized compensation expense related to unvested stock option awards was $120.2 million, which is expected to be recognized over a weighted-average period of approximately 2.61 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the six months ended June 30, 2021:

		Weighted-Average
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2020	1,171,686	$65.37
Granted	778,521	99.41
Vested	(270,168)	63.67
Forfeited	(123,644)	73.44
Unvested shares at June 30, 2021	1,556,395	$82.05

As of June 30, 2021, the total unrecognized compensation expense related to unvested restricted stock units was $113.7 million, which is expected to be recognize over a weighted-average period of approximately 3.07 years.

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

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $24.3 million and $45.0 million for the three and six months ended June 30, 2021, respectively, and $19.5 million and $36.4 million for the three and six months ended June 30, 2020, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options	$14,965	$14,629	$29,107	$28,344
Restricted stock units	9,270	4,844	16,064	7,998
Employee stock purchase plan	287	202	563	359
Subtotal	24,522	19,675	45,734	36,701
Capitalized stock-based compensation costs	(215)	(147)	(743)	(314)
Stock-based compensation expense included in total cost and operating expenses	$24,307	$19,528	$44,991	$36,387

Stock-based compensation expense by classification within the unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$10,485	$8,709	$19,432	$16,507
Selling, general and administrative	13,822	10,819	25,559	19,880
Total	$24,307	$19,528	44,991	36,387

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Stock options	6,199	6,661
Restricted stock units	1,556	1,151
ESPP shares	25	26
Total	7,780	7,838

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

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of June 30, 2021, the Company has a full valuation allowance applied against its U.S. and foreign deferred tax assets.

On March 11, 2021, President Joe Biden signed into law a relief and stimulus package known as the American Rescue Plan Act of 2021 (ARPA) stimulus package. While this Act provides various tax provisions including for example, extending the employee retention credit through the end of 2021, modifying the paid sick and family leave credits, repealing the worldwide interest allocation rules that were scheduled to take effect in 2021, and expanding the number of employees subject to the limit on the deduction for executive compensation under Section 162(m) beginning in 2027, among other things, based on the Company’s initial review of the various business tax provisions offered in the ARPA along with having a valuation allowance on its U.S. deferred tax assets, it does not believe that there is an impact to the Company and as such the recording of a discrete item was not required during the three and six months ended June 30, 2021.

14. Leases

 The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements have remaining lease terms of one to eight years and contain various clauses for renewal at the Company’s option. The renewal options were not included in the calculation of the operating lease assets and the operating lease as the renewal option is not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees and the components of lease cost for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating leases:	2021	2020	2021	2020
Lease cost	$4,451	$4,328	$9,177	$8,709
Sublease income	(268)	(730)	(595)	(1,451)
Net lease cost	$4,183	$3,598	$8,582	$7,258

The Company has not entered into any material short-term leases or financing leases as of June 30, 2021.

Supplemental cash flow information related to leases for the six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	$7,394	$7,172
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$-	$497

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	8.0
Weighted average discount rate	8.2%

15. Commitments

Manufacturing Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT and GAVRETO, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. During the three months ended June 30, 2021, there were no material changes to the Company’s contractual obligations described in Note 17 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

16. Subsequent Event

In July 2021, the Company entered into a three-year strategic research collaboration with the University of Texas MD Anderson Cancer Center (MD Anderson). The collaboration will focus on accelerating development of BLU-222, an investigational precision therapy designed to target cyclin-dependent kinase 2 (CDK2). As part of the agreement, the Company will provide funding, research compounds and support, and MD Anderson is eligible to receive certain payments based on the future development of BLU-222.

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

Systemic Mastocytosis and other Mast Cell Disorders — AYVAKIT™ (avapritinib) and BLU-263

Avapritinib

We are developing and commercializing avapritinib for the treatment of advanced systemic mastocytosis, or SM, and developing avapritinib for the treatment of non-advanced SM. SM is a rare hematologic disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and organ dysfunction and failure. Nearly all cases of SM are driven by the KIT D816V mutation, which aberrantly activates mast cells.

In June 2021, the U.S. Food and Drug Administration, or FDA, approved avapritinib under the brand name AYVAKIT for the treatment of adult patients with advanced SM, including aggressive SM, SM with an associated hematological neoplasm and mast cell leukemia. In addition, the European Medicines Agency, or EMA, is currently reviewing our marketing authorization application, or MAA, for avapritinib for the treatment of advanced SM.

We are evaluating avapritinib in an ongoing registration-enabling Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and an ongoing registration-enabling Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial. In April 2021, we presented registrational data from the PATHFINDER trial at the virtual American Association for Cancer Research, or AACR, Annual Meeting 2021. In addition, we are evaluating avapritinib in an ongoing registration-enabling Phase 2 clinical trial in non-advanced SM, which we refer to as our PIONEER trial. To date, we have screened over 200 patients for the Part 2 of the PIONEER trial and are continuing to enroll patients. Based on the current enrollment rate and anticipated timeline, we plan to report top-line data of Part 2 for the PIONEER trial in mid-2022.

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

BLU-263

We are developing BLU-263, an investigational, orally available, potent and highly selective KIT inhibitor, for the treatment of non-advanced SM and other mast cell disorders. BLU-263 is designed to have equivalent potency as avapritinib, with low off-target activity and lower penetration of the central nervous system, or CNS, relative to avapritinib based on preclinical data, which we believe will enable development of BLU-263 in a broad population of patients with non-advanced SM, including patients with lower disease burden requiring potentially life-long chronic therapy, and potentially patients with other mast cell disorders. In April 2021, we announced positive top-line results from a Phase 1 trial of BLU-263 in healthy volunteers.

We have recently initiated a Phase 2/3 trial of BLU-263 in patients with non-advanced SM, which we refer to as our HARBOR trial.

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

Pralsetinib is approved in the U.S. with accelerated approval under the brand name GAVRETO for the treatment of (i) adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA approved test, (ii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant MTC who require systemic therapy, and (iii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). In addition, GAVRETO is approved by China’s National Medical Products Administration, or NMPA, for the treatment of adult patients with locally advanced or metastatic RET fusion-positive NSCLC after platinum-based chemotherapy in connection with our CStone collaboration.

The EMA is currently reviewing our MAA for pralsetinib for RET fusion-positive NSCLC. If approved by the European Commission, Roche plans to launch pralsetinib in RET fusion-positive NSCLC in Europe in the second half of 2021. Roche also plans to submit a Type II variation MAA to the EMA for pralsetinib for RET-altered thyroid cancers in the second half of 2021. In addition, Roche has submitted marketing applications and received marketing approval for pralsetinib for certain RET-altered NSCLC and/or thyroid cancers, as the case may be, across multiple additional global geographies. In April 2021, CStone announced that China’s NMPA accepted an NDA submitted by CStone for pralsetinib for the treatment of patients with advanced or metastatic RET-altered thyroid cancer.

We are currently evaluating pralsetinib in an ongoing registration-enabling Phase 1/2 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as our ARROW trial. In June 2021, we reported updated data from the ARROW trial in metastatic RET fusion-positive NSCLC and other advanced solid tumors at the 2021 American Society of Clinical Oncology, or ASCO, Annual Meeting. Pursuant to our collaboration with Roche, we plan to co-develop pralsetinib globally in RET-altered solid tumors, including NSCLC, MTC and other thyroid cancers, as well as other solid tumors.

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

PDGFRA-Driven Gastrointestinal Stromal Tumors — AYVAKIT™ / AYVAKYT® (avapritinib)

We are commercializing avapritinib for the treatment of patients with PDGFRA exon 18 mutant gastrointestinal stromal tumors, or GIST, a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract. Avapritinib is approved in the U.S. under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumors harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and is approved in the European Union with conditional marketing authorization under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring a PDGFRA D842V mutation. In addition, AYVAKIT is approved by both China’s NMPA and the Taiwan Food and Drug Administration for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations in connection with our CStone collaboration.

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

We have recently initiated a Phase 1/2 clinical trial of BLU-945 in patients with EGFR-driven NSCLC.

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

Fisogatinib — Hepatocellular Carcinoma

We are developing fisogatinib for the treatment of advanced hepatocellular carcinoma, or HCC. Fisogatinib is an investigational, orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with HCC, the most common type of liver cancer. As part of our collaboration with CStone, we are evaluating fisogatinib as a monotherapy and in combination with sugemalimab, a clinical-stage anti-PDL1 immunotherapy being developed by CStone, for the treatment of locally advanced or metastatic HCC in an ongoing Phase 1b/2 trial conducted at multiple clinical sites in China. The FDA has granted orphan drug designation to fisogatinib for the treatment of HCC.

Discovery Platform

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations and craft drug candidates that potently and selectively target these kinases. In addition to our EGFR program and CDK2 program, we have multiple wholly-owned pre-development candidate programs for undisclosed kinase targets.

Under our immunotherapy collaboration with Roche, we are conducting activities for up to two discovery programs, including BLU-852, a development candidate for the kinase target MAP4K1. See “—Collaborations and Licenses” Summary below. In April 2021, we presented initial preclinical data for BLU-852 at the virtual AACR Annual Meeting 2021.

Development and Commercialization Rights

We currently have worldwide development and commercialization rights to avapritinib and fisogatinib, other than the rights licensed to CStone for these drug candidates in Mainland China, Hong Kong, Macau and Taiwan, or the CStone territory. Other than the discovery-stage cancer immunotherapy programs (including BLU-852) under our collaboration with Roche, we have worldwide development and commercialization rights to all of our discovery programs (including BLU-701 and BLU-222), BLU-263 and BLU-945.

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

Note on the COVID-19 Pandemic

Due to the continued evolution and uncertain global impacts of the ongoing COVID-19 pandemic, and the identification of new variants of COVID-19, we cannot precisely determine or quantify the impact this pandemic will have on our business, operations and financial performance. In 2020, we initially established a work-from-home policy for all employees, other than those performing or supporting business-critical activities, such as certain members of our laboratory and facilities staff. To date, we have continued to evaluate and update this policy from time to time for each of our locations and field-based employees based on guidance from federal, state and local government authorities and the severity of the pandemic. For our ongoing and planned clinical trials, while we anticipate and have experienced some delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient enrollment rates, we have continued to work with any impacted clinical trial sites to ensure study continuity, enable medical monitoring, facilitate study procedures and maintain clinical data and records, including the use of local laboratories for testing and tumor imaging, home delivery of study drug and remote data and records monitoring. In addition, we currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for our approved drugs and clinical-stage drug candidates through 2022. However, depending on the duration and impact of the ongoing COVID-19 pandemic on local and global supply chains, our suppliers could be adversely impacted, which may result in delays or disruptions in our current or future supply chain. COVID-19 may also impact and has impacted our commercial activities for AYVAKIT/AYVAKYT and GAVRETO, including patient access to testing and identification. We are committed to continuing to serve the needs of healthcare providers, patients and other stakeholders during this critical time, including by conducting commercial and medical affairs field activities across our portfolio in virtual formats where possible. We will continue to assess the duration, scope and severity of the COVID-19 pandemic as it evolves and the existing and potential impacts on our business, operations and financial performance, and we will continue to work closely with our third-party vendors, collaborators and other parties in order to seek to advance our pipeline of targeted therapies as quickly as possible, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part II, Item IA of this Quarterly Report on Form 10-Q for further discussion of risks related to the COVID-19 pandemic.

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through June 30, 2021, we have received an aggregate of $2.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, or IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $921.3 million in upfront payments and milestone payments under our collaborations with Roche and CStone, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, or Alexion. In addition, since January 2020, we have generated limited product revenue.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net loss was $108.4 million for six months ended June 30, 2021. Our net income was $313.9 million for the year ended December 31, 2020 primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib, and our net losses were $347.7 million and $236.6 million for the years ended December 31, 2019 and 2018, respectively. As of June 30, 2021, we had an accumulated deficit of $839.5 million. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses will continue to increase in connection with our ongoing activities, particularly as we:

●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we may obtain marketing approval;
●	seek marketing approval for our drug candidates, including avapritinib and pralsetinib in additional indications or in additional geographies;
●	continue to advance clinical development activities for avapritinib and pralsetinib and initiate or advance clinical development activities for other current or future drug candidates;
●	continue to discover, validate and develop additional drug candidates or development candidates, including BLU-701, BLU-945 and BLU-222;
●	continue to manufacture increasing quantities of drug substance and drug product material for use in pre-clinical studies, clinical trials and commercialization;

●	conduct development and commercialization activities for companion diagnostic tests for our drugs and drug candidates;
●	conduct research and development activities under our collaborations with Roche and CStone;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license additional businesses, technologies, drugs or drug candidates, form strategic alliances or create joint ventures with third parties; and
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel.

Revenue

In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with advanced SM, including aggressive SM, SM with an associated hematological neoplasm and mast cell leukemia. In September 2020, the FDA granted accelerated approval to pralsetinib under the brand name GAVRETO for the treatment of adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA approved test, and the European Commission granted conditional marketing authorization to avapritinib under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In December 2020, the FDA granted a subsequent accelerated approval for GAVRETO, expanding the labeled indications to include adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant MTC who require systemic therapy, or with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate).

For the three and six months ended June 30, 2021, our revenue consisted of sales of AYVAKIT/AYVAKYT, GAVRETO as well as collaboration revenue under our collaborations with Roche and CStone. Collaboration revenue for the three and six months ended June 30, 2021 includes amounts that were recognized related to milestone payments and amounts due to us for supply of inventory and research and development services.

In the future, we expect to generate revenue from a combination of sources, including sales of our current drug product and any current or future drug candidates for which we receive marketing approval, royalties on drug sales, upfront, milestone, profit sharing and other payments, if any, under any current or future collaborations and licenses, including revenues related to the supply of our drug candidates or approved drugs to our various collaboration partners. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of product sales, license fees, research and development services, payments for manufacturing services, and option fees, milestone payments or other payments under our collaboration or license agreements, if any.

Cost of Sales

Our cost of sales includes the cost of producing and distributing inventories that are related to product revenue as well as the sale of drug substance and drug product to our collaboration partners during the respective period, including salary related expenses and stock-based compensation expense for employees involved with production and distribution, freight, and indirect overhead costs. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred.

Prior to receiving the initial FDA approval for AYVAKIT and GAVRETO in January 2020 and September 2020, respectively, and subsequent approval for AYVAKIT in June 2021, we manufactured inventory to be sold upon commercialization and recorded approximately $37.7 million related to this inventory as research and development expense. As a result, the manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in a prior period and are therefore excluded from the cost of goods sold for the three and six months ended June 30, 2021. We estimate our cost of goods sold related to product revenue as a percentage of net product revenue will continue to be positively impacted as we sell through certain inventory that was previously expensed prior to FDA approval. We expect to utilize low cost inventory for an extended period of time. Cost of goods sold related to sales of drug product to our collaboration partners are at lower margins and will partially offset the positive impact of the previously expensed inventory.

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

The following table summarizes our external research and development expenses by program for the three and six months ended June 30, 2021 and 2020. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Avapritinib external expenses	$16,640	$17,882	$32,504	$38,935
Pralsetinib external expenses	1,868	26,334	10,785	49,032
Fisogatinib external expenses	115	615	1,018	2,771
BLU-263 external expenses	5,934	3,499	9,150	6,064
BLU-701/945 external expenses	12,098	3,403	22,299	4,841
Other development and pre-development candidate expenses and unallocated expenses	19,489	14,648	36,427	26,158
Internal research and development expenses	23,883	24,698	47,555	47,424
Total research and development expenses	$80,027	$91,079	$159,738	$175,225

*

Pralsetinib external expenses includes reduction for reimbursable expenses under our collaboration for pralsetinib with Roche, and other development and pre-development candidate expenses includes reduction for reimbursable expenses under our other collaboration agreement.

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

We expect that our selling, general and administrative expenses will continue to increase in the future to support additional research and development activities and commercialization activities, including expanding our sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval for additional indications or in additional geographies and expanding our operations globally. These increases will likely include increased costs related to the hiring of additional personnel, legal, auditing and filing fees and general compliance and consulting expenses, among other expenses. We have incurred and will continue to incur substantial costs associated with operating as a public company and expanding the scope of our operations.

Interest Income, net

Interest income, net consists primarily of income earned on cash equivalents and investments. We expect our interest income, net, will decrease in future periods due to anticipated lower rate of return on investments in the capital markets.

Other Expense, net

Other expense, net consists primarily of foreign currency transaction gains or losses.

Income Tax Expense

Income tax expense consists primarily of federal and foreign income taxes incurred.

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

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,
	2021	2020	Dollar Change	% Change

	(in thousands)
Revenues:
Product revenue, net	$11,433	$5,680	$5,753	101%
Collaboration revenue	15,862	2,663	13,199	496
Total revenues	27,295	8,343	18,952	227
Cost and operating expenses:
Cost of sales	6,493	127	6,366	5,013
Research and development	80,027	91,079	(11,052)	(12)
Selling, general and administrative	49,286	42,174	7,112	17
Total cost and operating expenses	135,806	133,380	2,426	2
Other income (expense):
Interest income, net	633	1,586	(953)	(60)
Other expense, net	(373)	(23)	(350)	(1,522)
Total other income	260	1,563	(1,303)	(83)
Loss before income taxes	(108,251)	(123,474)	15,223	12
Income tax expense	(193)	—	(193)	100
Net loss	$(108,444)	$(123,474)	$15,030	12%

Product Revenue, Net

Product revenue, net increased by $5.8 million from $5.7 million for three months ended June 30, 2020 to $11.4 million for three months ended June 30, 2021. For the three months ended June 30, 2021, our product revenue consisted of $8.5 million net product revenue from the sale of AYVAKIT/AYVAKYT and $2.9 million net product revenue from the sale of GAVRETO. We started generating revenue from sales of AYVAKIT in the first quarter of 2020 following the initial FDA approval of AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization to avapritinib under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with advanced SM, including aggressive SM, SM with an associated hematological neoplasm and mast cell leukemia. We started generating revenue from sales of GAVRETO in the third quarter of 2020 following the initial FDA approval of GAVRETO. GAVRETO was originally approved for the treatment of adult patients with metastatic RET fusion-positive NSCLC and subsequently approved for adult and pediatric patients 12 years of age and older with advanced or metastatic thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). For the three months ended June 30, 2020, we recorded net product revenue from the sale of AYVAKIT of $5.7 million.

Collaboration Revenue

Collaboration revenue increased by $13.2 million from $2.7 million for the three months ended June 30, 2020 to $15.9 million for the three months ended June 30, 2021. For the three months ended June 30, 2021, our collaboration revenue consisted of $12.3 million in revenue under our CStone collaboration, $1.9 million in revenue under our collaboration agreement with Roche for pralsetinib, $1.3 million revenue under our cancer immunotherapy collaboration with Roche. Revenue recognized under our CStone collaboration for the three months ended June 30, 2021 primarily generated by the manufacturing services associated with CStone territory-specific activities during the quarter, including supply of drug substance and drug product to CStone for sale in their territory. Revenue recognized under our collaboration with Roche for pralsetinib for the three months ended June 30, 2021 was associated with manufacturing and other services related to Roche territory-specific activities. Revenue recognized under our cancer immunotherapy collaboration with Roche for the three months ended June 30, 2021 was primarily related to amortization of the total $64.5 million of upfront and milestone payments received as of such period.

Collaboration revenue for the three months ended June 30, 2020 consisted of $1.3 million in revenue under our CStone collaboration and $1.1 million in revenue under our cancer immunotherapy collaboration with Roche. Revenue recognized under our CStone collaboration for the three months ended June 30, 2020 primarily related to manufacturing services provided for territory-specific activities during the quarter. Revenue recognized under our cancer immunotherapy collaboration with Roche for the three months ended June 30, 2020 primarily related to amortization of the total $63.0 million of upfront and milestone payments received as of such period.

Cost of Product Sales

Cost of product sales increased by $6.4 million from $0.1 million during the three months ended June 30, 2020 to $6.5 million for the three months ended June 30, 2021 and was related to manufacturing costs associated with our products sales as well as costs associated with the sale of drug product to our collaboration partners. The increase in costs of product sales was primarily driven by the lower margin product sales to our collaboration partners during the three months ended June 30, 2021. Costs associated with product revenue, net remain at higher margins as costs associated with the manufacture of our drugs prior to FDA approval were recorded as research and development expenses and, therefore, are not included in cost of sales during such period.

Research and Development Expense

Research and development expense decreased by $11.1 million from $91.1 million for the three months ended June 30, 2020 to $80.0 million for the three months ended June 30, 2021. The decrease in research and development expense was primarily related to approximately $12.7 million in decreased expenses associated with the manufacturing of clinical supply and approximately $2.1 million reimbursement from the global development cost sharing arrangement under our collaboration with Roche for pralsetinib. This decrease in research and development expense was primarily offset by an increase of approximately $3.6 million in costs related to early discovery efforts and an increase in personnel expenses, primarily consisting of an increase of $1.8 million in stock-based compensation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $7.1 million from $42.2 million for the three months ended June 30, 2020 to $49.3 million for the three months ended June 30, 2021. The increase in selling, general and administrative expense was primarily related to increased costs and personnel expenses, including an increase of $3.0 million in stock-based compensation expense, as well as an increase of $4.0 million in commercial expenses to build our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT and GAVRETO. The increase in selling, general and administrative expense was partially offset by a $2.2 million reimbursement in connection with the commercialization of GAVRETO in the U.S. under our collaboration with Roche for pralsetinib.

Interest Income, Net

Interest income, net, decreased by $1.0 million from $1.6 million for the three months ended June 30, 2020 to $0.6 million for the three months ended June 30, 2021. The decrease was primarily due to a lower rate of return on investments in the capital markets.

Other Expense, Net

Other expenses, net, increased by $0.4 million from an immaterial amount for the three months ended June 30, 2020 to $0.4 million for the three months ended June 30, 2021.

Income Tax Expense

Income tax expense consisted of $0.2 million for the three months ended June 30, 2021, related to federal and international income tax provisions.

Comparison of six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,
	2021	2020	Dollar Change	% Change

	(in thousands)
Revenues:
Product revenue, net	$20,388	$9,138	$11,250	123%
Collaboration revenue	28,483	5,372	23,111	430
Total revenues	48,871	14,510	34,361	237
Cost and operating expenses:
Cost of sales	6,595	150	6,445	4,297
Research and development	159,738	175,225	(15,487)	(9)
Selling, general and administrative	91,288	77,829	13,459	17
Total cost and operating expenses	257,621	253,204	4,417	2
Other income (expense):
Interest income, net	1,371	4,490	(3,119)	(69)
Other income (expense), net	(587)	(224)	(363)	(162)
Total other income (expense), net	784	4,266	(3,482)	(82)
Loss before income taxes	(207,966)	(234,428)	26,462	11
Income tax expense	(193)	—	(193)	100
Net loss	$(208,159)	$(234,428)	$26,269	11%

Product Revenue, Net

Product revenue, net increased by $11.3 million from $9.1 million for the six months ended June 30, 2020 to $20.4 million for the six months ended June 30, 2021. For the six months ended June 30, 2021, our product revenue consisted of $15.7 million net product revenue from the sale of AYVAKIT/AYVAKYT and $4.7 million net product revenue from the sale of GAVRETO. We started generating revenue from sales of AYVAKIT in the first quarter of 2020 following the initial FDA approval of AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization to avapritinib under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with Advanced SM, including aggressive SM, SM with an associated hematological neoplasm and mast cell leukemia. We started generating revenue from sales of GAVRETO in the third quarter of 2020 following the initial FDA approval of GAVRETO. GAVRETO was originally approved for the treatment of adult patients with metastatic RET fusion-positive NSCLC and subsequently approved for adult and pediatric patients 12 years of age and older with advanced or metastatic thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). For the six months ended June 30, 2020, we recorded net product revenue from the sale of AYVAKIT of $9.1 million.

Collaboration Revenue

Collaboration revenue increased by $23.1 million from $5.4 million for the six months ended June 30, 2020 to $28.5 million for the six months ended June 30, 2021. For the six months ended June 30, 2021, our collaboration revenue consisted of $21.6 million in revenue under our CStone collaboration, $3.7 million in revenue under our collaboration agreement with Roche for pralsetinib, $2.9 million revenue under our cancer immunotherapy collaboration with Roche. Revenue recognized under our CStone collaboration for the six months ended June 30, 2021 primarily consisted of $9.0 million in milestone revenue related to regulatory and development milestones that were achieved during the period and $10.5 million related to manufacturing services associated with CStone territory-specific activities during the period, including supply of drug substance and drug product to CStone for sale in their territory. Revenue recognized under our collaboration with Roche for pralsetinib for the six months ended June 30, 2021 was associated with manufacturing and other services related to Roche territory-specific activities. Revenue recognized under our cancer immunotherapy collaboration with Roche for the six months ended June 30, 2021 was primarily related to amortization of the $64.5 million of upfront and milestone payments received as of such period.

Collaboration revenue for the six months ended June 30, 2020 consisted of $3.4 million in revenue under our CStone collaboration and $1.7 million in revenue under our cancer immunotherapy collaboration with Roche. Revenue recognized under our CStone collaboration for the six months ended June 30, 2020 primarily consisted of $2.0 million in revenue related to a milestone achieved during the quarter. The revenue recognized under our cancer immunotherapy collaboration with Roche for the six months ended June 30, 2020 was primarily related to amortization of the total $63.0 million of upfront and milestone payments received as of such period.

Cost of Product Sales

Cost of product sales increased by $6.4 million from $0.2 million during the six months ended June 30, 2020 to $6.6 million for the six months ended June 30, 2021 and was related to manufacturing costs associated with our products sales as well as costs associated with the sale of drug product to our collaboration partners. The increase in costs of product sales was primarily driven by the lower margin product sales to our collaboration partners during the six months ended June 30, 2021. Costs associated with product revenue, net remain at higher margins as costs associated with the manufacture of our drugs prior to FDA approval were recorded as research and development expenses and, therefore, are not included in cost of sales during such period.

Research and Development Expense

Research and development expense decreased by $15.5 million from $175.2 million for the six months ended June 30, 2020 to $159.7 million for the six months ended June 30, 2021. The decrease in research and development expense was primarily related to approximately $14.5 million in decreased expenses associated with the manufacturing of clinical supply and approximately $6.2 million reimbursement from the global development cost sharing arrangement under our collaboration with Roche for pralsetinib. This decrease in research and development expense was primarily offset by an increase of approximately $8.2 million in costs related to early discovery efforts and an increase in personnel expenses, primarily consisting of an increase of $2.9 million in stock-based compensation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $13.5 million from $77.8 million for the six months ended June 30, 2020 to $91.3 million for the six months ended June 30, 2021. The increase in selling, general and administrative expense was primarily related to increased costs and personnel expenses, including an increase of $5.7 million in stock-based compensation expense, as well as an increase of $8.0 million in commercial expenses to build our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT and GAVRETO. The increase in selling, general and administrative expense was partially offset by a $5.2 million reimbursement in connection with the commercialization of GAVRETO in the U.S. under our collaboration with Roche for pralsetinib.

Interest Income, Net

Interest income, net, decreased by $3.1 million from $4.5 million for the six months ended June 30, 2020 to $1.4 million for the six months ended June 30, 2021. The decrease was primarily due to a lower rate of return on investments in the capital markets.

Other Expense, Net

Other expenses, net, increased by $0.4 million from $0.2 million for the six months ended June 30, 2020 to $0.6 million for the six months ended June 30, 2021.

Income Tax Expense

Income tax expense consisted of $0.2 million for the six months ended June 30, 2021, related to federal and international income tax provisions.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through June 30, 2021, we have received an aggregate of $2.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $921.3 million in upfront payments and milestone payments under our collaborations with Roche and CStone, our license agreement with Clementia and our former collaboration with Alexion. In addition, since January 2020, we have generated limited product revenue.

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $1,380.1 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(188,943)	$(210,492)
Net cash provided by investing activities	17,021	71,421
Net cash provided by financing activities	21,865	313,325
Net increase in cash and cash equivalents	$(150,057)	$174,254

Net Cash Used in Operating Activities. For the six months ended June 30, 2021, compared to the same period in 2020, the $21.5 million decrease in net cash used in operating activities was primarily due to a decrease in net loss driven by an increase in revenue.

Net Cash Provided by Investing Activities. For the six months ended June 30, 2021, compared to the same period in 2020, the $54.4 million decrease in net cash provided by investing activities was primarily due to a decrease in net purchases of available-for-sale investments.

Net Cash Provided by Financing Activities. For the six months ended June 30, 2021, compared to the same period in 2020, the $291.5 million decrease in net cash provided by financing activities was primarily due to the $308.4 million in net proceeds received from January 2020 follow-on public offering, which was partially offset by a $16.9 million increase in net proceeds received from stock option exercises and the issuance of common stock under our employee stock purchase plan.

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

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $1,380.1 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

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

During the six months ended June 30, 2021, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities of $1,380.1 million and $1,549.7 million, respectively, consisting primarily of money market funds and investments in U.S. government agency and treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from the impact of the COVID-19 pandemic. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2021 and December 31, 2020, we held limited funds and future obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2021 and 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

●	We have limited experience as a commercial company and the marketing and sale of AYVAKIT/ AYVAKYT, GAVRETO or any future approved drugs may be unsuccessful or less successful than anticipated.
●	The commercial success of our current and future drugs will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
●	If we are unable to establish additional commercial capabilities and infrastructure, we may be unable to generate sufficient revenue to sustain our business.
●	If the market opportunities for our approved drugs or drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected.
●	We face substantial competition, which may result in others commercializing, developing or discovering drugs before or more successfully than we do.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any of our approved drugs or drug candidates that we may develop.
●	If we are unable to advance our drug candidates to clinical development, obtain regulatory approval for our drug candidates, including for avapritinib and pralsetinib for additional indications or in additional geographies, and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates and, if applicable, for any related companion diagnostic tests, we will not be able to commercialize, or may be delayed in commercializing, such drug candidates, and our ability to generate revenue will be materially impaired.
●	Our drugs and drug candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, result in restrictive distribution or result in significant negative consequences following marketing approval, if any.
●	We may not be successful in our efforts to expand our pipeline of drug candidates.
●	We are required to comply with comprehensive and ongoing regulatory requirements for any of our current or future approved drugs, including conducting confirmatory clinical trials for any drug that receives accelerated approval. In addition, our current or future approved drugs could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.
●	We are a precision therapy company with a limited operating history. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	We have entered into collaborations and licenses with our partners for the development and commercialization of several of our drugs and drug candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these drugs and drug candidates.
●	We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.
●	We contract with third parties for the manufacture of our approved drugs and drug candidates, including for pre-clinical, clinical and commercial supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our approved drugs or drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and drugs or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
●	Our business, results of operations and future growth prospects could be materially and adversely affected by the ongoing COVID-19 pandemic.
●	We may acquire or in-license businesses, technologies or platforms, approved drugs, drug candidates or discovery-stage programs, or form strategic alliances, collaborations or partnerships, in the future, and we may not realize the benefits of such acquisitions, in-licenses, alliances, collaborations or partnerships.
●	The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Risks Related to Commercialization

We have limited experience as a commercial company and the marketing and sale of AYVAKIT/AYVAKYT, GAVRETO or any future approved drugs may be unsuccessful or less successful than anticipated.

We have two approved precision therapies, AYVAKIT/AYVAKYT and GAVRETO. While we have been commercializing AYVAKIT and GAVRETO in the U.S. and AYVAKYT in Europe, we have limited experience as a commercial company, and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. Marketing applications for avapritinib and pralsetinib are currently under review or planned in the U.S. or globally. To execute our business plan, in addition to successfully marketing and selling our approved drugs, we will need to successfully:

●establish and maintain our relationships with healthcare providers who will be treating patients who may receive our drugs and any future drugs;
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

AYVAKIT/AYVAKYT faces competition for advanced SM from Novartis AG’s midostaurin and imatinib, and may face competition from drug candidates in development, including that being developed by Cogent Biosciences, Inc. If avapritinib and BLU-263 are approved for non-advanced SM, they may face competition from drug candidates in development, including those being developed by AB Science S.A., Allakos Inc. and Cogent Biosciences, Inc.

GAVRETO faces competition for RET fusion-positive NSCLC and RET-altered thyroid carcinoma, including MTC, from Eli Lilly and Company’s selpercatinib. If pralsetinib receives marketing approval for patients with other solid tumors, it will also face competition from selpercatinib for these additional indications. In addition, pralsetinib may face competition from other drug candidates in development for RET-altered cancers, including those being developed by AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc., Stemline Therapeutics, Inc., and Turning Point Therapeutics, Inc., as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, sorafenib, sunitinib and vandetinib.

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

We are developing fisogatinib for patients with advanced HCC. If fisogatinib receives marketing approval for patients with FGFR4-activated HCC, it will face competition from Bristol-Myers Squibb Company’s nivolumab and Merck & Co., Inc.’s pembrolizumab, immune checkpoint inhibitors approved by the FDA for the treatment of HCC, as well as sorafenib, cabozantinib, regorafenib and lenvatinib, multi-kinase inhibitors approved for the treatment of HCC and atezolizumab plus bevacizumab for the treatment of patients with advanced unresectable or metastatic HCC. In addition, fisogatinib may face competition from other drug candidates in development by Abbisko Therapeutics Co., Ltd, Bayer AG, CSPC Pharmaceutical Group, Eisai Inc., H3 Biomedicine Inc., InnoCare Pharma Limited, Johnson & Johnson, Novartis AG, Orion Corporation, and Taiho Pharmaceutical Co., Ltd..

We are developing BLU-701 and BLU-945 for treatment-resistant EGFR-mutated NSCLC, which, if approved, will face competition from AstraZeneca plc’s osimertinib and aumolertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRX, Inc. and approved in China. In addition, BLU-701 and BLU-945 may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Alpha Biopharma Inc., Astellas Pharma Inc., Betta Pharmaceuticals, Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., Centessa Pharmaceuticals, Chia Tai Tianqing Pharmaceutical Group, Daiichi Sankyo Company, Limited, Genosco Inc., Genprex, Inc., Janssen Pharmaceuticals, Inc., Oscotec Inc. and Yuhan Corporation.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drugs and drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostic tests. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostic tests. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into agreements to develop and/or commercialize companion diagnostic tests with third parties for AYVAKIT/AYVAKYT in order to identify GIST patients with the PDGFRA D842V mutation, pralsetinib in order to identify NSCLC patients with RET fusions and MTC patients with RET mutations and fisogatinib in order to identify HCC patients with FGFR4 pathway activation. We have limited experience in the development and commercialization of companion diagnostic tests with third parties and may not be successful in developing and commercializing appropriate companion diagnostic tests with third parties to pair with our approved drugs or drug candidates that receive marketing approval. In addition, current commercially available diagnostic tests may become unavailable in the future. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the U.S. as medical devices and require separate regulatory clearance or approval prior to commercialization. We are relying on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize the companion diagnostic tests for avapritinib, pralsetinib and fisogatinib, and we expect to rely in whole or in part on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize any other companion diagnostic tests for current and future drug candidates. We and our collaborators may encounter difficulties in developing and obtaining clearance or approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic test that we may seek to develop:

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

We expect to rely on third-party CROs and/or regulatory consultants to assist us in filing and supporting the applications necessary to gain regulatory approvals. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Should FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, if approval is obtained at all, both in the U.S. and abroad is expensive, may take many years if additional clinical trials are required and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA for a drug candidate, pre-market approval, or PMA, application for a companion diagnostic test or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical, clinical or other studies. We currently have multiple marketing applications for our drug candidates under review across the world.

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

As of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 16, 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In addition, even if we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our drugs and related companion diagnostic tests, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-marketing requirements, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our drug candidates.

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

We may seek breakthrough therapy designation for some of our current or future drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The FDA has granted breakthrough therapy designation to avapritinib for the treatment of moderate to severe indolent SM. In addition, the FDA previously granted breakthrough designation to our drugs, AYVAKIT and GAVRETO, for the treatment of certain patients with GIST, advanced SM and RET-altered cancers, respectively.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to other drugs and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification. On May 26. 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended, including due to the inability for the FDA to complete any inspections of manufacturing facilities or clinical sites that may be required for an approval.

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

Our ability to commercialize any drugs and drug candidates successfully also will depend in part on the extent to which coverage and reimbursement for these drugs and drug candidates and related treatments will be available from government authorities, private health insurers and other organizations. In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize additional products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other products that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for any drug candidate that we commercialize and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval. Further, due to the ongoing COVID-19 pandemic, many individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products. It is unclear what effect, if any, American Rescue Plan and other government efforts to expand coverage will have on the number of covered individuals.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to reform through legislation and Executive Orders by the previous U.S. presidential administration and to judicial challenges. In 2012, the U.S. Supreme Court heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the ACA. The Supreme Court's decision upheld most of the ACA and determined that requiring individuals to maintain "minimum essential" health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress's constitutional taxing authority. However, as a result of tax reform legislation enacted into law in late December 2017, the individual mandate has been eliminated, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the 2017 Tax Reform Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for the purpose of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. HHS has already started the process of soliciting feedback on some of the Trump administration’s measures and, at the same time, is immediately implementing others under its existing authority. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions. The Coronavirus Aid, Relief, and Economic Security, or CARES, Act suspended the sequestration payment adjustment percentage of 2% applied to all Medicare Fee-for-Service, or FFS, claims from May 1 through December 31, 2021. The Consolidated Appropriations Act of 2021, extended the suspension period to March 31, 2021. An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, signed into law on April 14, 2021, has extended the suspension period to December 31, 2021.

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The MFN is currently subject to ongoing litigation. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

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

We may face competition in the U.S. for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, several industry groups have filed federal lawsuits challenging multiple aspects of the final rule, and authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. On July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, work with states and tribes to safely import prescription drugs from Canada, continue to clarify and improve the approval framework for generic drugs and biosimilars, and identify and address any efforts to impede generic drug and biosimilar competition. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

The Creating and Restoring Equal Access to Equivalent Samples Act, or the CREATES Act, was enacted in 2019 requiring sponsors of approved new drug applications and biologics license applications to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to responding to such requests or any legal challenges under this law, our business could be adversely impacted.

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

In some countries, particularly countries in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. In addition, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty and the United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remained applicable to the United Kingdom, however this ended on December 31, 2020. Since the regulatory framework in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products in the United Kingdom, including the regulation of pricing of prescription pharmaceuticals, as the United Kingdom legislation now has the potential to diverge from European Union legislation. If the United Kingdom were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the European Union and the United Kingdom.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through June 30, 2021, we have received an aggregate of $2.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $921.3 million in upfront payments and milestone payments under our collaborations with Roche and CStone, our license agreement with Clementia and our former collaboration with Alexion. In addition, since January 2020, we have generated limited product revenue.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net loss was $108.4 million for the six months ended June 30, 2021. Our net income was $313.9 million for the year ended December 31, 2020 primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib, and our net losses were $347.7 million and $236.6 million for the years ended December 31, 2019 and 2018, respectively. As of June 30, 2021, we had an accumulated deficit of $839.5 million.

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

The facilities used by our contract manufacturers to manufacture our drugs and drug candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the

FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our drugs and drug candidates. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drugs and drug candidates or is unable to conduct inspections necessary to approve these facilities due to delays or disruptions caused by the ongoing COVID-19 pandemic, or if the FDA or a comparable regulatory authority withdraws any such approval in the future, we may be delayed in obtaining approval of these facilities for the manufacture of our drugs and drug candidates or need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved, and could require comparability studies for the setup of manufacturing operations at alternative facilities. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our drugs and drug candidates.

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed.  Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Any of our drugs and drug candidates that we may develop may compete with other approved drugs and drug candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In March 2020, the U.S. enacted the CARES Act in response to the U.S. COVID-19 pandemic. Throughout the COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan in place that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection.

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

The API, drug substance and drug product used in our drug and drug candidates are supplied to us primarily from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug substance and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. Although we have entered into arrangements to establish redundant or second-source supply of some of the API, drug product or drug substance for avapritinib and pralsetinib, if any of our suppliers ceases its operations for any reason or is unable or unwilling to supply API, drug product or drug substance in sufficient quantities or on the timelines necessary to meet our needs, including as a result of the ongoing COVID-19 pandemic, it could significantly and adversely affect our business, the supply of our drug candidates or approved drugs and our financial condition.

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

We have relied on certain third parties located in China to manufacture and supply certain raw materials used in our drugs and our drug candidates, and we expect to continue to use such third party manufacturers for such purposes. In addition, certain of our drug candidates are being evaluated at clinical trial sites in China under our collaboration with CStone and through CROs located in China. A natural disaster, epidemic or pandemic disease outbreaks, including the ongoing COVID-19 pandemic, trade war, political unrest or other events in China could disrupt the business or operations of CROs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China that significantly impacts such third parties, including services provided by CROs for our research and development programs, clinical trial operations conducted by CROs or our collaborators, or our manufacturers ability to produce raw materials in adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future approved drugs or drug candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China, and we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases in China and the availability of skilled labor declines in China.

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

As of July 15, 2021, we owned 13 issued U.S. patents, 15 issued foreign patents, including one European patent validated in 38 countries, three pending U.S. non-provisional patent applications, five pending U.S. provisional applications, five pending PCT international patent applications and 23 pending foreign patent applications directed to our KIT and PDGFRA program, including avapritinib and BLU-263. The patents that have issued or will issue covering our KIT and PDGFRA program will have a statutory expiration date between 2034 and 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

As of July 15, 2021, we owned seven issued U.S. patents, six pending U.S. non-provisional patent applications, three pending U.S. provisional patent applications, two pending PCT international applications, 57 pending foreign patent applications and six issued foreign patents directed to our RET program, including pralsetinib. The patents that have issued or will issue covering our RET program will have a statutory expiration date between 2036 and 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

As of July 15, 2021, we owned one issued foreign patent, eight pending U.S. provisional applications, one pending PCT international patent application and 10 pending foreign patent applications directed to our EGFR program, including BLU-945 and BLU-701. The patents that have issued or will issue covering our EGFR program will have a statutory expiration date between 2040 and 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

As of July 15, 2021, we owned nine issued U.S. patents, two pending U.S. non-provisional patent applications, one pending PCT international application, 27 pending foreign patent applications and 28 issued foreign patents directed to our FGFR4 program, including fisogatinib. The patents that have issued or will issue covering our FGFR4 program will have a statutory expiration date between 2033 and 2040. Patent term adjustments or patent term extensions could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of July 15, 2021, we owned eight issued U.S. patents, five pending U.S. non-provisional patent applications, three pending European Union patent applications and six issued European patents directed to this technology. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

Due to the continued evolution and uncertain global impacts of the ongoing COVID-19 pandemic and the identification of new variants of COVID-19, we cannot precisely determine or quantify the impact this pandemic will have on our business, operations and financial performance. The extent to which COVID-19 may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat COVID-19.

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

As of July 15, 2021, we had 462 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the ongoing COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

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

Additionally, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Also. on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or CDPA. The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses, which the CDPA refers to as “controllers”, collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. In addition, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law. The CPA is rather similar to the Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to its residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers.

With the CPA, Colorado became the third state to enact a comprehensive privacy law but it is quite possible that other states will follow suit. We expect anticipate that more states to may enact legislation similar to the CCPA and the other recent consumer privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through July 28, 2021. As a result of this volatility, our stockholders could incur substantial losses.

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

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. For example, In July 2020, we entered into a sales agreement with Cowen through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $250.0 million, subject to the terms and conditions of the sales agreement. In the year ended December 31, 2020, we issued and sold 1,784,926 shares of our common stock under the sales agreement at an average price of $112.05 per share for net and gross proceeds of $194.7 million and $200.0 million, respectively. We did not sell any shares of common stock under the sales agreement in the six months ended June 30, 2021. If we seek authorization to sell additional shares of common stock under the sales agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

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

We have incurred and will continue to incur substantial costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*#†	Employment Agreement, effective as of May 19, 2021, by and between the Registrant and Percy Carter
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
†

Certain portions of the exhibit have been omitted pursuant to Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) information that the Company treats as private or confidential.

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

Blueprint Medicines Corporation

Date: July 29, 2021	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 29, 2021	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)