Form 10-Q
period 2021-09-30
Blueprint Medicines Corp
filed 2021-10-28
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on October 25, 2021: 58,838,034

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies;
●	our ability and plans in continuing to expand out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT™ (avapritinib) (marketed in Europe under the brand name AYVAKYT®), GAVRETO® (pralsetinib) and any current and future drug candidates for which we receive marketing approval;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for our current and future drug candidates and research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;
●	the potential benefits of our collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc. to develop and commercialize pralsetinib globally (excluding Greater China), our cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., and our collaboration with CStone Pharmaceuticals to develop and commercialize avapritinib, pralsetinib and fisogatinib in Greater China, as well as our ability to maintain these collaborations and establish additional strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc. to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;

●	the development of companion diagnostic tests for our current or future drugs or drug candidates;
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry;
●	the actual or potential benefits of designations granted by the U.S. Food and Drug Administration, or FDA, such as orphan drug, fast track and breakthrough therapy designation or priority review; and
●	the impact and scope of the ongoing COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones, including our ongoing and planned research and discovery activities, ability to conduct ongoing and planned clinical trials, clinical supply of current or future drug candidates, and the launch, marketing, sale and commercial supply of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$553,593	$684,636
Marketable securities	148,285	187,213
Accounts receivable, net	18,400	7,096
Unbilled accounts receivable	11,324	18,213
Inventory	16,570	8,581
Prepaid expenses and other current assets	23,676	22,020
Total current assets	771,848	927,759
Marketable securities	591,920	677,873
Property and equipment, net	31,204	34,129
Operating lease right-of-use assets, net	62,986	67,539
Restricted cash	5,171	5,168
Other assets	14,193	5,925
Total assets	$1,477,322	$1,718,393
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	9,549	4,370
Accrued expenses	94,540	105,938
Current portion of operating lease liabilities	8,810	7,935
Current portion of deferred revenue	6,792	12,559
Total current liabilities	119,691	130,802
Operating lease liabilities, net of current portion	75,054	81,669
Deferred revenue, net of current portion	28,605	28,599
Other long-term liabilities	6,885	7,235
Total liabilities	230,235	248,305
Commitments (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 58,814,666 and 57,793,533 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	59	58
Additional paid-in capital	2,209,456	2,106,600
Accumulated other comprehensive loss	(5,673)	(5,214)
Accumulated deficit	(956,755)	(631,356)
Total stockholders’ equity	1,247,087	1,470,088
Total liabilities and stockholders’ equity	$1,477,322	$1,718,393

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$17,270	$6,308	$37,658	$15,446
Collaboration revenue	6,918	738,810	35,401	744,183
Total revenues	24,188	745,118	73,059	759,629
Cost and operating expenses:
Cost of sales	3,790	146	10,385	297
Collaboration loss sharing	3,269	—	3,269	—
Research and development	84,419	74,230	244,157	249,456
Selling, general and administrative	49,806	37,375	141,093	115,203
Total cost and operating expenses	141,284	111,751	398,904	364,956
Other income (expense):
Interest income, net	552	1,173	1,923	5,663
Other expense, net	(522)	(192)	(1,109)	(416)
Total other income	30	981	814	5,247
Income (loss) before income taxes	(117,066)	634,348	(325,031)	399,920
Income tax expense	175	370	368	370
Net income (loss)	$(117,241)	$633,978	$(325,399)	$399,550
Other comprehensive income (loss):
Unrealized gain (losses) on available-for-sale investments	(12)	(777)	(1,035)	658
Currency translation adjustments	174	(43)	577	(64)
Comprehensive income (loss)	$(117,079)	$633,158	$(325,857)	$400,144
Net income (loss) per share - basic	$(2.00)	$11.49	$(5.58)	$7.40
Net income (loss) per share - diluted	(2.00)	11.16	(5.58)	7.20
Weighted-average number of common shares used in net income (loss) per share - basic	58,647	55,169	58,361	54,018
Weighted-average number of common shares used in net income (loss) per share - diluted	58,647	56,786	58,361	55,492

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2020	57,793,533	$58	$2,106,600	$(5,214)	$(631,356)	$1,470,088
Issuance of common stock under stock plan	483,879	—	8,318	—	—	8,318
Stock-based compensation expense	—	—	21,212	—	—	21,212
Other comprehensive income	—	—	—	117	—	117
Net loss	—	—	—	—	(99,714)	(99,714)
Balance at March 31, 2021	58,277,412	$58	$2,136,130	$(5,097)	$(731,070)	$1,400,021

Issuance of common stock under stock plan	254,823	$1	$11,709	$—	$—	$11,710
Purchase of common stock under ESPP	22,324	—	1,733	—	—	1,733
Stock-based compensation expense	—	—	24,522	—	—	24,522
Other comprehensive income	—	—	—	(738)	—	(738)
Net loss	—	—	—	—	(108,444)	(108,444)
Balance at June 30, 2021	58,554,559	$59	$2,174,094	$(5,835)	$(839,514)	$1,328,804

Issuance of common stock under stock plan	260,107	$—	$11,038	$—	$—	$11,038
Stock-based compensation expense	—	—	24,324	—	—	24,324
Other comprehensive income	—	—	—	162	—	162
Net loss	—	—	—	—	(117,241)	(117,241)
Balance at September 30, 2021	58,814,666	$59	$2,209,456	$(5,673)	$(956,755)	$1,247,087

Balance at December 31, 2019	49,272,223	$49	$1,412,083	$(2,534)	$(945,239)	$464,359
Issuance of common stock under stock plan	186,166	1	1,612	—	—	1,613
Stock-based compensation expense	—	—	17,026	—	—	17,026
Follow-on offering, net of issuance costs	4,710,144	4	308,419	—	—	308,423
Other comprehensive income	—	—	—	2,465	—	2,465
Net loss	—	—	—	—	(110,953)	(110,953)
Balance at March 31, 2020	54,168,533	$54	$1,739,140	$(69)	$(1,056,192)	$682,933

Issuance of common stock under stock plan	98,950	—	2,335	—	—	2,335
Purchase of common stock under ESPP	17,018	—	942	—	—	942
Stock-based compensation expense	—	—	19,675	—	—	19,675
Other comprehensive income	—	—	—	(1,051)	—	(1,051)
Net loss	—	—	—	—	(123,474)	(123,474)
Other	—	—	7	—	—	7
Balance at June 30, 2020	54,284,501	$54	$1,762,099	$(1,120)	$(1,179,666)	$581,367

Issuance of common stock under stock plan	194,375	1	6,279	—	—	6,280
Stock-based compensation expense	—	—	19,889	—	—	19,889
Issuance of common stock related to collaboration agreement	1,035,519	1	79,305	—	—	79,306
Other comprehensive income	—	—	—	(820)	—	(820)
Net income (loss)	—	—	—	—	633,978	633,978
Balance at September 30, 2020	55,514,395	$56	$1,867,572	$(1,940)	$(545,688)	$1,320,000

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(325,399)	$399,550
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,816	4,887
Noncash lease expense	4,668	4,289
Stock-based compensation	68,949	56,022
Other	2,677	573
Changes in assets and liabilities:
Accounts receivable	(11,375)	(43,705)
Unbilled accounts receivable	6,891	5,862
Inventory	(11,812)	(4,491)
Prepaid expenses and other current assets	(1,795)	(7,266)
Other assets	(2,842)	1,796
Accounts payable	5,144	(1,978)
Accrued expenses	(12,844)	1,573
Deferred revenue	(5,761)	(666)
Operating lease liabilities	(5,856)	(4,612)
Net cash provided by (used in) operating activities	(284,539)	411,834
Cash flows from investing activities
Purchases of property and equipment	(1,831)	(2,472)
Purchases of investments	(514,906)	(796,980)
Maturities of investments	637,831	440,735
Net cash provided by (used in) investing activities	121,094	(358,717)
Cash flows from financing activities
Proceeds from public offerings of common stock, net of issuance cost	—	308,750
Net proceeds from stock option exercises and employee stock purchase plan	32,787	9,921
Issuance of common stock related to collaboration agreement	—	79,305
Payment of offering costs	—	(310)
Net cash provided by financing activities	32,787	397,666
Net increase (decrease) in cash, cash equivalents, and restricted cash	(130,658)	450,783
Cash, cash equivalents and restricted cash at beginning of period	689,804	119,604
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(382)	2
Cash, cash equivalents and restricted cash at end of period	$558,764	$570,389
Supplemental cash flow information
Property and equipment purchases unpaid at period end	$206	$209
Cash paid for taxes, net	$674	$68

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands).

	September 30,	September 30,
	2021	2020
Cash and cash equivalents	$553,593	$565,221
Restricted cash	5,171	5,168
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$558,764	$570,389

Blueprint Medicines Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Blueprint Medicines Corporation (the Company), a Delaware corporation incorporated on October 14, 2008, is a precision therapy company focused on genomically defined cancers and hematologic disorders. The Company’s approach is to leverage its novel target discovery engine to systematically and reproducibly identify kinases that are drivers of diseases and to craft highly selective and potent drugs and drug candidates that may provide significant and durable clinical responses for patients without adequate treatment options.

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

As of September 30, 2021, the Company had cash, cash equivalents and marketable securities of $1,293.8 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020, stockholder’s equity for the three and nine months ended September 30, 2021 and 2020 and cash flows for nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or for any future period.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2020 Annual Report on Form 10-K.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on its condensed consolidated financial statements and disclosures.

Reclassification

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation.

3. Marketable securities

Marketable securities consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
September 30, 2021	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$483,281	$100	(175)	$483,206
U.S. treasury obligations	256,998	68	(67)	256,999
Total	$740,279	$168	$(242)	$740,205

	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$746,770	$513	$(14)	$747,269
U.S. treasury obligations	117,368	449	—	117,817
Total	$864,138	$962	$(14)	$865,086

As of September 30, 2021, the Company held 38 debt securities that were in an unrealized loss position with an aggregate fair value of $407.2 million. As of December 31, 2020, the Company held 8 debt securities that were in an unrealized loss position with an aggregate fair value of $125.7 million. As of September 30, 2021 and December 31, 2020, there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three and nine months ended September 30, 2021.

As of September 30, 2021, 53 securities with an aggregate fair value of $591.9 million had remaining maturities between one year and five years. As of December 31, 2020, 65 securities with an aggregate fair value of $677.9 million had remaining maturities between one year and five years.

The Company received proceeds of $237.3 million and $637.8 million from maturities of debt securities for the three and nine months ended September 30, 2021, respectively, and proceeds of $134.7 million and $440.7 million from maturities of debt securities for the three and nine months ended September 30, 2020, respectively. The Company did not realize any gains or losses from maturities of debt securities for the three and nine months ended September 30, 2021 and 2020.

4. Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2021 (in thousands):

		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$509,616	$509,616	$—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	483,206	—	483,206	—
U.S. treasury obligations	256,999	256,999	—	—
Total	$1,249,821	$766,615	$483,206	$—

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

On July 1, 2021, the Company transferred certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to its collaboration partner and did not record any net product revenue from product sales of GAVRETO during the three months ended September 30, 2021. Products sales of GAVRETO were reflected as part of collaboration loss sharing in the unaudited condensed consolidated statements of operations and comprehensive income (loss). For additional information, see Note 9, Collaboration and License Agreements.

The following table summarizes revenue recognized from product sales for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
AYVAKIT/AYVAKYT	$17,270	$6,101	$32,952	$15,239
GAVRETO	—	207	4,706	207
Total product revenue	$17,270	$6,308	$37,658	$15,446

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2021 (in thousands):

Amount
Beginning balance at January 1, 2021	$1,192
Provision related to product sales	5,665
Credits and payments made	(3,416)
Ending balance at September 30, 2021	$3,441

The total reserves that are included in the Company’s unaudited condensed consolidated balance sheets, are summarized as follows (in thousands):

	September 30,	December 31,
	2021	2020
Reduction of accounts receivable, net	$502	$226
Component of accrued expenses	2,939	966
Total revenue-related reserves	$3,441	$1,192

6. Inventory

Capitalized inventory consists of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$3,384	$—
Work in process	17,841	9,488
Finished goods	4,415	914
Total	$25,640	$10,402

Balance sheet classification

	September 30,	December 31,
	2021	2020
Inventory	$16,570	$8,581
Other assets	9,070	1,821
Total	$25,640	$10,402

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. For the three and nine months ended September 30, 2021, the Company recognized a write-down of $0.4 million and $0.8 million, respectively. There was no such write-down for the three and nine months ended September 30, 2020. Long-term inventory, which primarily consists of work in process and raw materials, is included in other assets in the unaudited condensed consolidated balance sheets.

7. Restricted Cash

At September 30, 2021 and December 31, 2020, $5.2 million and $5.2 million, respectively, of the Company’s cash is restricted by a bank primarily related to security deposits for the Company’s building lease agreements.

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Research, development and commercial contract costs	$49,714	$60,255
Employee compensation	22,327	27,622
Accrued professional fees	13,258	10,986
Revenue-related reserves	2,939	966
Other	6,302	6,109
Total	$94,540	$105,938

9. Collaboration and License Agreements

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

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million, and through September 30, 2021, the Company has received a total of $55.0 million in specified regulatory and commercialization milestones. In addition to the upfront and milestone payments received through September 30, 2021, the Company is eligible to receive up to $872.0 million in contingent payments, including specified development, regulatory and sales-based milestones for pralsetinib and any licensed product containing a next-generation RET compound.

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

For the purposes of ASC 606, the transaction price of the Roche collaboration agreement at the outset of the arrangement was determined to be $695.7 million, which consisted of the upfront cash payment of $675.0 million and the $20.7 million premium on the sale of common stock to Roche Holdings, which was allocated to the performance obligation related to the pralsetinib licenses. Through September 30, 2021, the Company has achieved $55.0 million in specified regulatory and commercialization milestones and added the $55.0 million to the estimated transaction price of the Roche pralsetinib agreement. The other potential milestone payments that the Company is eligible to receive under the Roche pralsetinib agreement have been excluded from the transaction price, as all the remaining milestone amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

The following table summarizes revenue recognized under the Roche pralsetinib collaboration during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Upfront license revenue	$—	$695,694	$—	$695,694
License milestone revenue	—	40,000	—	40,000
Manufacturing and other services related to Roche territory-specific activities	856	856	4,539	856
Total Roche pralsetinib collaboration revenue	$856	$736,550	$4,539	$736,550

For the parties’ participation in global development for pralsetinib and the U.S. commercialization activities for GAVRETO, the Company concluded that those activities and cost-sharing payments related to such activities are within the scope of ASC 808, as both parties are active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards of those activities under the Roche pralsetinib collaboration agreement. Payments to or reimbursements from Roche related to the global development activities are accounted for as an increase to or reduction of research and development expenses. Prior to July 1, 2021, the Company was the principal for product sales to customers in the U.S. and recognized revenues on sales to third parties in product revenue, net in its unaudited condensed consolidated statements of operations and comprehensive income (loss). On July 1, 2021, Roche took over certain responsibilities associated with product sales to customers, pricing and distribution matters for GAVRETO in the U.S. and became the principal for recording product sales to customers in the U.S., and the Company recognized its portion of the commercial losses sharing as collaboration loss sharing in its unaudited condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes the amount recognized from collaboration loss sharing after Roche became the principal for product sales of GAVRETO to customers in the U.S. (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
The Company's share of loss in the U.S. for pralsetinib	$3,269	$—	$3,269	$—

The following table summarizes the amounts recognized as reductions to selling, general and administrative expenses related to the commercialization of GAVRETO in the U.S., and reductions to research and development expenses related to global development activities for pralsetinib under the Roche pralsetinib collaboration during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Reductions to selling, general and administrative expenses	$6,903	$5,317	$12,058	$5,317
Reductions to research and development expenses	$1,459	$9,715	$7,613	$9,715

The following table summarizes the contract assets associated with the Roche pralsetinib collaboration as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Accounts receivable, net	$1,253	$—
Unbilled accounts receivable	$6,962	$17,600

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

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through September 30, 2021, the Company has received $20.0 million in cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through September 30, 2021, the Company is eligible to receive up to $490.0 million in potential development, regulatory and sales-based milestone payments for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and Clementia purchased specified manufacturing inventory from the Company for a total of $1.5 million.

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

During the three and nine months ended September 30, 2021, no revenue was recognized from the Clementia collaboration. During the nine months ended September 30, 2020, the Company completed the transfer of the in-process manufacturing inventory to Clementia and recognized revenue of $0.3 million accordingly. There was no revenue deferred as a contract liability associated with the Clementia agreement as of September 30, 2021 and December 31, 2020.

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

The Company received an upfront cash payment of $40.0 million, and through September 30, 2021, the Company has achieved $23.0 million in milestones under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through September 30, 2021, the Company will be eligible to receive up to approximately $323.0 million in additional milestone payments, including $95.5 million related to development and regulatory milestones and $227.5 million related to sales-based milestones. In addition, CStone will be obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone will be responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone territory that will be shared by the Company and CStone.

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

The CStone agreement will continue on a licensed product-by-licensed product and CStone region-by-CStone region basis until the later of (i) 12 years after the first commercial sale of a licensed product in a CStone region in the CStone territory and (ii) the date of expiration of the last valid patent claim related to the Company’s patent rights or any joint collaboration patent rights for the licensed product that covers the composition of matter, method of use or method of manufacturing such licensed product in such region. Subject to the terms of the CStone agreement, CStone may terminate the CStone agreement in its entirety or with respect to one or more licensed products for convenience by providing written notice to the Company, and CStone may terminate the CStone agreement with respect to a licensed product for convenience at any time by providing written notice to the Company following the occurrence of specified events. In addition, the Company may terminate the CStone agreement under specified circumstances if CStone or certain other parties challenges the Company’s patent rights or any joint collaboration patent rights or if CStone or its affiliates do not conduct any material development or commercialization activities with respect to one or more licensed products for a specified period of time, subject to specified exceptions. Either party may terminate the CStone agreement for the other party’s uncured material breach or insolvency. In certain termination circumstances, the parties are entitled to retain specified licenses to be able to continue to exploit the licensed products, and in the event of termination by CStone for the Company’s uncured material breach, the Company will be obligated to pay CStone a low single digit percentage royalty on a licensed product-by-licensed product basis on annual net sales of such licensed product in the CStone territory, subject to a cap and other specified exceptions.

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

A summary of manufacturing and research and development services related to the global development activities, net of expenses payable to CStone during the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Manufacturing and research and development services related to global development activities, net of expenses payable to CStone	$769	$1,047	$1,777	$3,091

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

During the three months ended September 30, 2021 and 2020, no milestones were achieved under the CStone agreement. During the nine months ended September 30, 2021 and 2020, cash consideration associated with achieved regulatory and development milestones of $9.0 million and $2.0 million, respectively, were added to the estimated transaction price and recognized as revenue in such periods. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

During the nine months ended September 30, 2021, the Company entered into commercial supply agreements and an avapritinib manufacturing technology transfer agreement with CStone for supply drug substance of avapritinib and drug product of avapritinib and pralsetinib to assist CStone’s commercialization activities conducted specifically for the CStone territory. The manufacturing activities in these agreements were considered as distinct performance obligations from the CStone collaboration agreement and collaboration revenue is recognized upon delivery of the drug substance and drug product to CStone.

A summary of revenue recognized under the CStone agreement during the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
License milestone revenue	$—	$—	$9,000	$2,000
Manufacturing services related to CStone territory-specific activities	3,322	100	13,860	1,496
Royalty revenue	1,333	—	3,368	—
Total CStone collaboration revenue	$4,655	$100	$26,228	$3,496

The following table presents the contract assets associated with the CStone collaboration as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Accounts receivable, net	$6,229	$563
Unbilled accounts receivable	$4,361	$—

As of September 30, 2021, the Company had $4.7 million of deferred revenue as a contract liability associated with the CStone collaboration, of which $0.2 million was included in current liabilities. This contract liability resulted from advance payments made by CStone in connection with commercial supply of avapritinib and pralsetinib for the CStone territory. The contract liability associated with the CStone collaboration was $6.5 million at December 31, 2020.

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

The Company received an upfront cash payment of $45.0 million, and through September 30, 2021, the Company has received $19.5 million in milestone payments under this collaboration. Subject to the terms of the Roche immunotherapy agreement, as amended, in addition to the upfront and milestone payments received through September 30, 2021, the Company is eligible to receive up to approximately $323.3 million in contingent option fees and milestone payments related to specified research, pre-clinical, clinical, regulatory and sales-based milestones. In addition, for any licensed product for which Roche retains worldwide commercialization rights, the Company will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which the Company retains commercialization rights in the U.S., the Company and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

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

Through September 30, 2021, the Company has achieved $19.5 million in research milestones under this collaboration, and these amounts were added to the estimated transaction price and allocated to the existing performance obligation as it became probable that a significant reversal of cumulative revenue would not occur for each of the research milestones achieved.

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

A summary of revenue recognized under the Roche immunotherapy agreement during the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development services revenue	$1,408	$2,161	$4,293	$3,845

During the three and nine months ended September 30, 2021 and 2020, the Company recognized the following revenue due to the changes in the contract liability balances (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Amounts included in the contract liability at the beginning of the period	$1,062	$1,259	$3,364	$3,310

As of September 30, 2021, the Company had revenue deferred as a contract liability related to the Roche immunotherapy agreement of $30.7 million, of which $6.6 million was included in current liabilities, and the research and development services related to the performance obligation are expected to be performed over a remaining period of approximately 3.5 years.

10. Stock-based compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2021, the number of shares reserved for issuance under the 2015 Plan was increased by 2,311,741 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2021, there were 2,999,706 shares available for future grant under the 2015 Plan.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of September 30, 2021, there were 399,263 shares available for future grant under the Inducement Plan.

Stock options

The following table summarizes the stock option activity for the nine months ended September 30, 2021:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2020	6,030,639	$61.28
Granted	1,006,635	98.10
Exercised	(703,398)	44.16
Canceled	(375,402)	79.21
Outstanding at September 30, 2021	5,958,474	$68.39
Exercisable at September 30, 2021	3,474,564	$59.44

As of September 30, 2021, the total unrecognized compensation expense related to unvested stock option awards was $106.6 million, which is expected to be recognized over a weighted-average period of approximately 2.48 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the nine months ended September 30, 2021:

		Weighted-Average
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2020	1,171,686	$65.37
Granted	842,477	98.67
Vested	(295,461)	65.22
Forfeited	(181,524)	76.87
Unvested shares at September 30, 2021	1,537,178	$82.29

As of September 30, 2021, the total unrecognized compensation expense related to unvested restricted stock units was $105.5 million, which is expected to be recognize over a weighted-average period of approximately 2.87 years.

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

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $24.0 million and $68.9 million for the three and nine months ended September 30, 2021, respectively, and $19.6 million and $56.0 million for the three and nine months ended September 30, 2020, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	$14,842	$14,419	$43,949	$42,764
Restricted stock units	9,165	5,164	25,229	13,162
Employee stock purchase plan	317	306	880	664
Subtotal	24,324	19,889	70,058	56,590
Capitalized stock-based compensation costs	(366)	(254)	(1,109)	(568)
Stock-based compensation expense included in total cost and operating expenses	$23,958	$19,635	$68,949	$56,022

Stock-based compensation expense by classification within the unaudited condensed consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$10,250	$8,634	$29,682	$25,141
Selling, general and administrative	13,708	11,001	39,267	30,881
Total	$23,958	$19,635	$68,949	$56,022

11. Net Income/Loss per Share

Basic net income/loss per share is calculated by dividing net income/loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the diluted net income per calculation, the effect of stock options, unvested restricted stock units and ESPP shares on the weighted average number of shares is calculated using the treasury stock method. In periods with reported net operating losses, all common stock equivalents are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The calculation of net income (loss) and the number of shares used to compute basic and diluted net income (loss) per share for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss) - basic and diluted	$(117,241)	$633,978	$(325,399)	$399,550
Weighted average shares outstanding - basic	58,647	55,169	58,361	54,018
Effect of dilutive securities:
Stock options	—	1,289	—	1,265
Restricted stock units	—	328	—	209
Weighted average shares outstanding - diluted	58,647	56,786	58,361	55,492
Net income (loss) per share - basic	$(2.00)	$11.49	$(5.58)	$7.40
Net income (loss) per share - diluted	(2.00)	11.16	(5.58)	7.20

The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	5,958	4,704	5,958	4,543
Restricted stock units	1,537	—	1,537	68
ESPP	25	26	25	26
Total	7,520	4,730	7,520	4,637

12. Income Taxes

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

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of September 30, 2021, the Company has a full valuation allowance applied against its U.S. and foreign deferred tax assets.

On March 11, 2021, President Joe Biden signed into law a relief and stimulus package known as the American Rescue Plan Act of 2021 (ARPA) stimulus package. While this Act provides various tax provisions including for example, extending the employee retention credit through the end of 2021, modifying the paid sick and family leave credits, repealing the worldwide interest allocation rules that were scheduled to take effect in 2021, and expanding the number of employees subject to the limit on the deduction for executive compensation under Section 162(m) beginning in 2027, among other things, based on the Company’s initial review of the various business tax provisions offered in the ARPA along with having a valuation allowance on its U.S. deferred tax assets, it does not believe that there is an impact to the Company and as such the recording of a discrete item was not required during the three and nine months ended September 30, 2021.

13. Leases

 The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements have remaining lease terms of one to eight years and contain various clauses for renewal at the Company’s option. The renewal options were not included in the calculation of the operating lease assets and the operating lease as the renewal option is not reasonably certain of being exercised as of September 30, 2021. The lease agreements do not contain residual value guarantees and the components of lease cost for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating leases:	2021	2020	2021	2020
Lease cost	$4,676	$4,303	$13,861	$13,014
Sublease income	(838)	(730)	(1,434)	(2,181)
Net lease cost	$3,838	$3,573	$12,427	$10,833

The Company has not entered into any material short-term leases or financing leases as of September 30, 2021.

Supplemental cash flow information related to leases for the nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	$11,121	$10,789
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$141	$486

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	7.8
Weighted average discount rate	8.2%

14. Commitments

Manufacturing Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT and GAVRETO, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. During the nine months ended September 30, 2021, there were no material changes to the Company’s contractual obligations described in Note 17 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

BLU-263

We are developing BLU-263, an investigational, orally available, potent and highly selective KIT inhibitor, for the treatment of non-advanced SM and other mast cell disorders. BLU-263 is designed to have equivalent potency as avapritinib, with low off-target activity and lower penetration of the central nervous system, or CNS, relative to avapritinib based on preclinical data, which we believe will enable development of BLU-263 in a broad population of patients with non-advanced SM, including patients with lower disease burden requiring potentially life-long chronic therapy, and potentially patients with other mast cell disorders. We are evaluating BLU-263 in an ongoing Phase 2/3 trial in patients with non-advanced SM, which we refer to as our HARBOR trial.

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

Pralsetinib is approved in the U.S. with accelerated approval under the brand name GAVRETO for the treatment of (i) adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA approved test, (ii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant MTC who require systemic therapy, and (iii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). In September 2021, the EMA Committee for Medicinal Products for Human Use, or CHMP, recommended the approval of GAVRETO as a monotherapy for the treatment of adult patients with RET fusion-positive advanced NSCLC not previously treated with a RET inhibitor. The CHMP opinion is under review by the European Commission, and we anticipate a final decision regarding the approval of GAVRETO by the end of 2021. If approved by the European Commission, Roche plans to launch pralsetinib in RET-fusion positive NSCLC in Europe by the end of 2021. In addition, GAVRETO is approved by China’s National Medical Products Administration, or NMPA, for the treatment of adult patients with locally advanced or metastatic RET fusion-positive NSCLC after platinum-based chemotherapy in connection with our CStone collaboration.

Roche also plans to submit a Type II variation MAA to the EMA for pralsetinib for RET-altered thyroid cancers by the end of 2021. In addition, Roche has submitted marketing applications for pralsetinib for certain RET-altered NSCLC and/or thyroid cancers across multiple additional global geographies, and has received approval in Canada, Ecuador and Switzerland. In April 2021, CStone announced that China’s NMPA accepted an NDA submitted by CStone for pralsetinib for the treatment of patients with advanced or metastatic RET-altered thyroid cancer.

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

In addition to targeting EGFR resistance mutations, BLU-701 and BLU-945 were specifically designed for selectivity over wild-type EGFR and other kinases to enable potential improved tolerability and combination strategies. We plan to present preclinical data supporting combination of BLU-945 and BLU-701 in treatment-naïve EGFR-driven NSCLC at a scientific conference in the first half of 2022 In addition, in preclinical tumor models, both drug candidates have shown CNS activity, highlighting the potential to treat or prevent CNS metastases, which are more common in treatment-experienced NSCLC patients.

We plan to initially develop BLU-701 and BLU-945 as monotherapies and in combination with each other and other therapies to treat or prevent the emergence of resistance in specific patient populations with EGFR-driven NSCLC.

EGFR-Positive Double Mutant NSCLC — BLU-701

BLU-701 is a selective and potent investigational inhibitor of double-mutant EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired C797S mutation, the most common on-target resistance mutation to osimertinib. We recently presented foundational preclinical data for BLU-701 showing strong and durable inhibition of tumor growth at doses that are EGFR wild-type sparing and potential for BLU-701 to be used in both first- and second-line settings. Based on these preclinical data, we recently submitted an Investigational New Drug application to the FDA and plan to initiate a Phase 1 trial of BLU-701 in patients with EGFR-driven NSCLC in the fourth quarter of 2021.

EGFR-Positive Triple Mutant NSCLC — BLU-945

BLU-945 is a selective and potent investigational inhibitor of triple-mutant EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired T790M and C797S mutations, the most common on-target resistance to first-generation EGFR inhibitors and osimertinib, respectively. We recently presented updated preclinical data for BLU-945 demonstrating potent anti-tumor activity in triple-mutant osimertinib-resistant tumor models, as well as activity in a triple-mutant intracranial patient-derived xenograft model. Based on these preclinical data, we recently initiated a Phase 1/2 clinical trial of BLU-945 in patients with EGFR-driven NSCLC, which we refer to as our SYMPHONY trial.

EGFR-Positive NSCLC – Combinations with BLU-701 and/or BLU-945

Based on their differentiated selectivity profiles and potency against resistant mutants, we believe BLU-701 and BLU-945 have the potential become backbone therapies for a range of combination strategies for EGFR-positive NSCLC across multiple treatment lines, potentially including combinations of BLU-945 or BLU-701 with other EGFR therapies or treatment modalities, as well as BLU-945 and BLU-701 together. We recently presented preclinical data showing the combination of BLU-945 with either gefitinib or osimertinib showed enhanced anti-tumor activity when compared with either gefitinib or osimertinib alone. In addition, we recently completed preclinical studies supporting the combination of BLU-701 and BLU-945, and we plan to present these data at a scientific meeting in the first half of 2022.

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

We recently presented preclinical data that showed CDK2 inhibition arrested the cell cycle and blocked tumor proliferation in CCNE-amplified cell lines and demonstrated robust and sustained anti-tumor activity in vivo in models of CCNE-amplified ovarian, breast and gastric cancer. A selective CDK2 inhibitor also showed improved tolerability compared to a pan-CDK inhibitor and chemotherapy, as measured by animal body weight. Based on these preclinical studies, we plan to initiate clinical development for BLU-222 in the first half of 2022.

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

Note on the COVID-19 Pandemic

Due to the continued evolution and uncertain global impacts of the ongoing COVID-19 pandemic, and the identification of new variants of COVID-19, we cannot precisely determine or quantify the impact this pandemic will have on our business, operations and financial performance. In 2020, we initially established a work-from-home policy for all employees, other than those performing or supporting business-critical activities, such as certain members of our laboratory and facilities staff. Since we implemented this policy in 2020, we have continued to evaluate and update this policy from time to time for each of our locations and field-based employees based on guidance from federal, state and local government authorities and the severity of the pandemic. For our ongoing and planned clinical trials, while we anticipate and have experienced some delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient enrollment rates, we have continued to work with any impacted clinical trial sites to ensure study continuity, enable medical monitoring, facilitate study procedures and maintain clinical data and records, including the use of local laboratories for testing and tumor imaging, home delivery of study drug and remote data and records monitoring. In addition, we currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for our approved drugs and clinical-stage drug candidates through 2022. However, depending on the duration and impact of the ongoing COVID-19 pandemic on local and global supply chains, our suppliers could be adversely impacted, which may result in delays or disruptions in our current or future supply chain. COVID-19 may also impact and has impacted our commercial activities for AYVAKIT/AYVAKYT and GAVRETO, including patient access to testing and identification. We are committed to continuing to serve the needs of healthcare providers, patients and other stakeholders during this critical time, including by conducting commercial and medical affairs field activities across our portfolio in virtual formats where preferable. We will continue to assess the duration, scope and severity of the COVID-19 pandemic as it evolves and the existing and potential impacts on our business, operations and financial performance, and we will continue to work closely with our third-party vendors, collaborators and other parties in order to seek to advance our pipeline of targeted therapies as quickly as possible, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part II, Item IA of this Quarterly Report on Form 10-Q for further discussion of risks related to the COVID-19 pandemic.

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through September 30, 2021, we have received an aggregate of $2.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, or IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $921.3 million in upfront payments and milestone payments under our collaborations with Roche and CStone, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, or Alexion. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net loss was $325.4 million for nine months ended September 30, 2021. Our net income was $313.9 million for the year ended December 31, 2020 primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib, and our net losses were $347.7 million and $236.6 million for the years ended December 31, 2019 and 2018, respectively. As of September 30, 2021, we had an accumulated deficit of $956.8 million. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses will continue to increase in connection with our ongoing activities, particularly as we:

●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize our drug and any current or future drug candidates for which we may obtain marketing approval;
●	seek marketing approval for our drug candidates, including avapritinib and pralsetinib in additional indications or in additional geographies;
●	continue to advance clinical development activities for avapritinib and pralsetinib and initiate or advance clinical development activities for other current or future drug candidates;
●	continue to discover, validate and develop additional drug candidates or development candidates, including BLU-701, BLU-945 and BLU-222;
●	continue to manufacture increasing quantities of drug substance and drug product material for use in pre-clinical studies, clinical trials and commercialization;

●	conduct development and commercialization activities for companion diagnostic tests for our drugs and drug candidates;
●	conduct research and development activities under our collaborations with Roche and CStone;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license additional businesses, technologies, drugs or drug candidates, form strategic alliances or create joint ventures with third parties; and
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel.

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

For the three and nine months ended September 30, 2021, our revenue consisted of product sales of our drug as well as collaboration revenue under our collaborations with Roche and CStone. On July 1, 2021, we transferred certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to Roche and did not record any net product revenue from product sales of GAVRETO during the three months ended September 30, 2021. Products sales of GAVRETO were reflected as part of collaboration loss sharing in the unaudited condensed consolidated financial statements. For additional information, see Note 9, Collaboration and License Agreements, to our unaudited consolidated condensed financial statements. Collaboration revenue for the three and nine months ended September 30, 2021 includes amounts that were recognized related to milestone payments and amounts due to us for supply of inventory and research and development services, and royalties on drug sales.

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

Prior to receiving the initial FDA approval for AYVAKIT and GAVRETO in January 2020 and September 2020, respectively, and subsequent approval for AYVAKIT in June 2021, we manufactured inventory to be sold upon commercialization and recorded approximately $37.7 million related to this inventory as research and development expense. As a result, the manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in a prior period and are therefore excluded from the cost of goods sold for the three and nine months ended September 30, 2021. We estimate our cost of goods sold related to product revenue as a percentage of net product revenue will continue to be positively impacted as we sell through certain inventory that was previously expensed prior to FDA approval. We expect to utilize low cost inventory for an extended period of time. Cost of goods sold related to sales of drug products to our collaboration partners are at lower margins and will partially offset the positive impact of the previously expensed inventory.

Expenses

Collaboration Loss Sharing

On July 1, 2021, Roche took over certain responsibilities associated with product sales to customers, pricing and distribution matters related to GAVRETO in the U.S. and became the principal for recording product sales to customers in the U.S.. Collaboration loss sharing consists of our share of the losses incurred from sales of GAVRETO to customers in the U.S. under our collaboration for pralsetinib with Roche. For additional information, see Note 9, Collaboration and License Agreements, to our unaudited condensed consolidated financial statements. We expect collaboration loss sharing will fluctuate from quarter to quarter as a result of the timing and amount of product sales.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our drug candidates, which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	expenses incurred under agreements with third parties that conduct research and development, pre-clinical activities, clinical activities and manufacturing on our behalf;
●	expenses incurred under agreements with third parties for the development and commercialization of companion diagnostic tests;
●	expenses incurred in connection with research and development activities under our immunotherapy collaboration with Roche, and development activities under our collaboration for pralsetinib with Roche;
●	the cost of consultants in connection with our research and development activities;
●	the cost associated with regulatory quality assurance and quality control operations;
●	the cost of lab supplies and acquiring, developing and manufacturing pre-clinical study materials, clinical trial materials and commercial supply materials; and
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs in support of research and development activities.

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

The following table summarizes our external research and development expenses by program for the three and nine months ended September 30, 2021 and 2020. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Avapritinib external expenses	$13,664	$17,477	$46,169	$56,412
Pralsetinib external expenses	7,744	10,199	18,529	59,231
Fisogatinib external expenses	361	513	1,379	3,284
BLU-263 external expenses	6,084	4,318	15,233	10,382
BLU-701/945 external expenses	10,930	4,651	33,229	9,492
BLU-222 external expenses	4,042	724	9,290	1,606
Other development and pre-development candidate expenses and unallocated expenses	14,230	11,938	45,410	37,216
Internal research and development expenses	27,364	24,410	74,918	71,833
Total research and development expenses	$84,419	$74,230	$244,157	$249,456

*

Pralsetinib external expenses includes reduction for reimbursable expenses under our collaboration for pralsetinib with Roche, and other development and pre-development candidate expenses includes reduction for reimbursable expenses under our other collaboration agreement.

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials and preparing regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for active pharmaceutical ingredient, or API, drug product and drug substance for current and future clinical trials and commercial inventory. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our immunotherapy collaboration with Roche, development activities under our collaboration for pralsetinib with Roche and development activities for companion diagnostic tests for any current and future drug candidates.

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,
	2021	2020	Dollar Change	% Change

	(in thousands)
Revenues:
Product revenue, net	$17,270	$6,308	$10,962	174%
Collaboration revenue	6,918	738,810	(731,892)	(99)
Total revenues	24,188	745,118	(720,930)	(97)
Cost and operating expenses:
Cost of sales	3,790	146	3,644	2,496
Collaboration loss sharing	3,269	—	3,269	100
Research and development	84,419	74,230	10,189	14
Selling, general and administrative	49,806	37,375	12,431	33
Total cost and operating expenses	141,284	111,751	29,533	26
Other income (expense):
Interest income, net	552	1,173	(621)	(53)
Other expense, net	(522)	(192)	(330)	172
Total other income	30	981	(951)	(97)
Income (loss) before income taxes	(117,066)	634,348	(751,414)	(118)
Income tax expense	175	370	(195)	(53)
Net income (loss)	$(117,241)	$633,978	$(751,219)	(118)%

Product Revenue, Net

Product revenue, net increased by $11.0 million from $6.3 million for three months ended September 30, 2020 to $17.3 million for three months ended September 30, 2021. For the three months ended September 30, 2021, our product revenue consisted of $17.3 million net product revenue from the sale of AYVAKIT/AYVAKYT. We started generating revenue from sales of AYVAKIT in the first quarter of 2020 following the initial FDA approval of AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization to avapritinib under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with advanced SM, including aggressive SM, SM with an associated hematological neoplasm and mast cell leukemia.

We started generating revenue from sales of GAVRETO in the third quarter of 2020 following the initial FDA approval of GAVRETO. GAVRETO was originally approved for the treatment of adult patients with metastatic RET fusion-positive NSCLC and subsequently approved for adult and pediatric patients 12 years of age and older with advanced or metastatic thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). On July 1, 2021, we transferred certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to our collaboration partner and did not record any net product revenue from product sales of GAVRETO during the three months ended September 30, 2021. Products sales of GAVRETO were reflected as part of collaboration loss sharing in the unaudited condensed consolidated financial statements. For additional information, see Note 9, Collaboration and License Agreements, to our unaudited condensed consolidated financial statements.

For the three months ended September 30, 2020, we recorded net product revenue from the sale of AYVAKIT and GAVRETO of $6.1 million and $0.2 million, respectively.

Collaboration Revenue

Collaboration revenue decreased by $731.9 million from $738.8 million for the three months ended September 30, 2020 to $6.9 million for the three months ended September 30, 2021. For the three months ended September 30, 2021, our collaboration revenue consisted of $4.7 million in revenue under our CStone collaboration, $0.8 million in revenue under our collaboration agreement with Roche for pralsetinib, $1.4 million revenue under our cancer immunotherapy collaboration with Roche. Revenue recognized under our CStone collaboration for the three months ended September 30, 2021 was primarily generated by royalties on drug sales and the manufacturing services associated with CStone territory-specific activities during the quarter, including supply of drug products to CStone for sale in their territory. Revenue recognized under our collaboration with Roche for pralsetinib for the three months ended September 30, 2021 was associated with manufacturing and other services related to Roche territory-specific activities. Revenue recognized under our cancer immunotherapy collaboration with Roche for the three months ended September 30, 2021 was primarily related to amortization of the total $64.5 million of upfront and milestone payments received as of such period.

Collaboration revenue for the three months ended September 30, 2020 primarily consisted of $736.6 million in revenue under our collaboration with Roche for pralsetinib, $2.2 million in revenue under our cancer immunotherapy collaboration with Roche. Revenue recognized under our collaboration with Roche for pralsetinib for the three months ended September 30, 2020 consisted of $675.0 million upfront cash payment, $20.7 million premium associated with the $100.0 million equity investment by Roche, $40.0 million in specified regulatory and commercialization milestone payments as a result of the initial U.S. marketing approval for GAVRETO and $0.9 million associated with services related to Roche territory-specific activities. Revenue recognized under our cancer immunotherapy collaboration with Roche for the three months ended September 30, 2020 primarily related to amortization of the total $63.0 million of upfront and milestone payments received as of such period.

Cost of Product Sales

Cost of product sales increased by $3.6 million from $0.2 million during the three months ended September 30, 2020 to $3.8 million for the three months ended September 30, 2021 and was related to manufacturing costs associated with our products sales as well as costs associated with the sale of drug product to our collaboration partners. The increase in costs of product sales was primarily driven by the lower margin product sales to our collaboration partners during the three months ended September 30, 2021. Costs associated with product revenue, net remain at higher margins as costs associated with the manufacture of our drugs prior to FDA approval were recorded as research and development expenses and, therefore, were not included in cost of sales during such period.

Collaboration Loss Sharing

The net product sales of GAVRETO recorded by Roche were $5.5 million and our loss sharing under the collaboration with Roche for pralsetinib was $3.3 million for the three months ended September 30, 2021.

Research and Development Expense

Research and development expense increased by $10.2 million from $74.2 million for the three months ended September 30, 2020 to $84.4 million for the three months ended September 30, 2021. The increase in research and development expense was primarily due to a decrease of $8.3 million in reimbursement from the global development cost sharing arrangement under our collaboration with Roche for pralsetinib, an increase of approximately $1.9 million in costs related to early discovery efforts, and an increase in personnel expenses that was primarily driven by an increase of $1.6 million in stock-based compensation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $12.4 million from $37.4 million for the three months ended September 30, 2020 to $49.8 million for the three months ended September 30, 2021. The increase in selling, general and administrative expense was primarily related to increased costs and personnel expenses, including an increase of $2.7 million in stock-based compensation expense, as well as an increase of $4.6 million in commercial expenses to expand our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT and GAVRETO.

The increase in selling, general and administrative expense was partially offset by an additional $1.6 million reimbursement in connection with the commercialization of GAVRETO in the U.S. under our collaboration with Roche for pralsetinib.

Interest Income, Net

Interest income, net, decreased by $0.6 million from $1.2 million for the three months ended September 30, 2020 to $0.6 million for the three months ended September 30, 2021. The decrease was primarily due to a lower rate of return on investments in the capital markets.

Other Expense, Net

Other expense, net, increased by $0.3 million from $0.2 million for the three months ended September 30, 2020 to $0.5 million for the three months ended September 30, 2021.

Income Tax Expense

Income tax expense decreased by $0.2 million from $0.4 million for the three months ended September 30, 2020, to $0.2 million for the three months ended September 30, 2021.

Comparison of nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,
	2021	2020	Dollar Change	% Change

	(in thousands)
Revenues:
Product revenue, net	$37,658	$15,446	$22,212	144%
Collaboration revenue	35,401	744,183	(708,782)	(95)
Total revenues	73,059	759,629	(686,570)	(90)
Cost and operating expenses:
Cost of sales	10,385	297	10,088	3,397
Collaboration loss sharing	3,269	—	3,269	100
Research and development	244,157	249,456	(5,299)	(2)
Selling, general and administrative	141,093	115,203	25,890	22
Total cost and operating expenses	398,904	364,956	33,948	9
Other income (expense):
Interest income, net	1,923	5,663	(3,740)	(66)
Other expense, net	(1,109)	(416)	(693)	167
Total other income (expense), net	814	5,247	(4,433)	(84)
Income (loss) before income taxes	(325,031)	399,920	(724,951)	(181)
Income tax expense	368	370	(2)	(1)
Net income (loss)	$(325,399)	$399,550	$(724,949)	(181)%

Product Revenue, Net

Product revenue, net increased by $22.2 million from $15.4 million for the nine months ended September 30, 2020 to $37.7 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, our product revenue consisted of $33.0 million net product revenue from the sale of AYVAKIT/AYVAKYT and $4.7 million net product revenue from the sale of GAVRETO.

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

We started generating revenue from sales of GAVRETO in the third quarter of 2020 following the initial FDA approval of GAVRETO. GAVRETO was originally approved for the treatment of adult patients with metastatic RET fusion-positive NSCLC and subsequently approved for adult and pediatric patients 12 years of age and older with advanced or metastatic thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). On July 1, 2021, we transferred certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to our collaboration partner and did not record any net product revenue from product sales of GAVRETO during the three months ended September 30, 2021. Products sales of GAVRETO was reflected as part of collaboration loss sharing in the unaudited condensed consolidated financial statements. For additional information, see Note 9, Collaboration and License Agreements, to our unaudited condensed consolidated financial statements.

For the nine months ended September 30, 2020, we recorded net product revenue from the sale of AYVAKIT and GAVRETO of $15.2 million and 0.2 million, respectively.

Collaboration Revenue

Collaboration revenue decreased by $708.8 million from $744.2 million for the nine months ended September 30, 2020 to $35.4 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, our collaboration revenue mainly consisted of $26.2 million in revenue under our CStone collaboration, $4.5 million in revenue under our collaboration agreement with Roche for pralsetinib, and $4.3 million revenue under our cancer immunotherapy collaboration with Roche. Revenue recognized under our CStone collaboration for the nine months ended September 30, 2021 primarily consisted of $9.0 million in milestone revenue related to regulatory and development milestones that were achieved during the period and $13.9 million related to manufacturing services associated with CStone territory-specific activities during the period, including supply of drug substance and drug product to CStone for sale in their territory. Revenue recognized under our collaboration with Roche for pralsetinib for the nine months ended September 30, 2021 was associated with manufacturing and other services related to Roche territory-specific activities. Revenue recognized under our cancer immunotherapy collaboration with Roche for the nine months ended September 30, 2021 was primarily related to amortization of the $64.5 million of upfront and milestone payments received as of such period.

Collaboration revenue for the nine months ended September 30, 2020 mainly consisted of $736.6 million in revenue under our collaboration agreement with Roche for pralsetinib, $3.5 million in revenue under our CStone collaboration, and $3.8 million revenue under our cancer immunotherapy collaboration with Roche. Revenue recognized under our collaboration with Roche for pralsetinib for the nine months ended September 30, 2020 consisted of $675.0 million upfront cash payment, $20.7 million premium associated with the $100.0 million equity investment by Roche, $40.0 million in specified regulatory and commercialization milestone payments as a result of the initial U.S. marketing approval for GAVRETO and $0.9 million associated with services related to Roche territory-specific activities. Revenue recognized under our CStone collaboration for the nine months ended September 30, 2020 primarily consisted of $2.0 million in revenue related to a milestone achieved during the quarter and $1.5 million associated with manufacturing services related to CStone territory-specific activities. The revenue recognized under our cancer immunotherapy collaboration with Roche for the nine months ended September 30, 2020 was primarily related to amortization of the total $63.0 million of upfront and milestone payments received as of such period.

Cost of Product Sales

Cost of product sales increased by $10.1 million from $0.3 million during the nine months ended September 30, 2020 to $10.4 million for the nine months ended September 30, 2021 and was related to manufacturing costs associated with our products sales as well as costs associated with the sale of drug product to our collaboration partners. The increase in costs of product sales was primarily driven by the lower margin product sales to our collaboration partners during the nine months ended September 30, 2021. Costs associated with product revenue, net remain at higher margins as costs associated with the manufacture of our drugs prior to FDA approval were recorded as research and development expenses and, therefore, were not included in cost of sales during such period.

Collaboration Loss Sharing

The net product sales of GAVRETO recorded by Roche were $5.5 million and our loss sharing under the collaboration with Roche for pralsetinib was $3.3 million for the nine months ended September 30, 2021.

Research and Development Expense

Research and development expense decreased by $5.3 million from $249.5 million for the nine months ended September 30, 2020 to $244.2 million for the nine months ended September 30, 2021. The decrease in research and development expense was primarily related to approximately $15.9 million in decreased expenses associated with the manufacturing of clinical supply and approximately $2.7 million in decreased clinical development expenses. This decrease in research and development expense was primarily offset by an increase of approximately $10.1 million in costs related to early discovery efforts and an increase in personnel expenses that was primarily driven by an increase of $4.5 million in stock-based compensation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $25.9 million from $115.2 million for the nine months ended September 30, 2020 to $141.1 million for the nine months ended September 30, 2021. The increase in selling, general and administrative expense was primarily related to increased costs and personnel expenses, including an increase of $8.4 million in stock-based compensation expense, as well as an increase of $12.6 million in commercial expenses to expand our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT and GAVRETO. The increase in selling, general and administrative expense was partially offset by $6.7 million increase in reimbursement in connection with the commercialization of GAVRETO in the U.S. under our collaboration with Roche for pralsetinib.

Interest Income, Net

Interest income, net, decreased by $3.7 million from $5.7 million for the nine months ended September 30, 2020 to $1.9 million for the nine months ended September 30, 2021. The decrease was primarily due to a lower rate of return on investments in the capital markets.

Other Expense, Net

Other expense, net, increased by $0.7 million from $0.4 million expense for the nine months ended September 30, 2020 to $1.1 million for the nine months ended September 30, 2021.

Income Tax Expense

Income tax expense remained at $0.4 million for the nine months ended September 30, 2021 and for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through September 30, 2021, we have received an aggregate of $2.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $921.3 million in upfront payments and milestone payments under our collaborations with

Roche and CStone, our license agreement with Clementia and our former collaboration with Alexion. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $1,293.8 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$(284,539)	$411,834
Net cash provided by (used in) investing activities	121,094	(358,717)
Net cash provided by financing activities	32,787	397,666
Net increase (decrease) in cash and cash equivalents	$(130,658)	$450,783

Net Cash Provided by (Used in) Operating Activities. For the nine months ended September 30, 2021, compared to the same period in 2020, the $696.4 million decrease in net cash provided by operating activities was primarily due a decrease in net income which was driven by the $675.0 million in collaboration revenue recognized under our collaboration agreement with Roche for pralsetinib in the third quarter of 2020.

Net Cash Provided by (Used in) Investing Activities. For the nine months ended September 30, 2021, compared to the same period in 2020, the $479.8 million increase in net cash provided by investing activities was primarily due to a decrease in net purchases of available-for-sale investments.

Net Cash Provided by Financing Activities. For the nine months ended September 30, 2021, compared to the same period in 2020, the $364.9 million decrease in net cash provided by financing activities was primarily due to the $308.4 million in net proceeds received from January 2020 follow-on public offering and $79.3 million received from the issuance of common stock related to the collaboration agreement with Roche for pralsetinib, partially offset by a $22.9 million increase in net proceeds received from stock option exercises and the issuance of common stock under our employee stock purchase plan.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates, including marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies, to the extent these expenses are not the responsibility of our collaborators. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT/AYVAKYT, GAVRETO and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We will also incur additional significant costs if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we may seek to obtain additional funding from time to time in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $1,293.8 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

Our future capital requirements will depend on many factors, including:

●	the success of our commercialization efforts and market acceptance for AYVAKIT/AYVAKYT, GAVRETO or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT/AYVAKYT and any of our current or future drug candidates for which we receive marketing approval;
●	the costs of securing manufacturing, packaging and labeling arrangements for development activities and commercial production, including API, drug substance and drug product material for use in pre-clinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including seeking marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies;
●	the success of our collaborations with Roche and CStone and our license agreement with Clementia, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration or license agreements, or any collaboration, partnership or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the success of our current or future collaborations for the development and commercialization of companion diagnostic tests;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations.

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

During the nine months ended September 30, 2021, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities of $1,293.8 million and $1,549.7 million, respectively, consisting primarily of money market funds and investments in U.S. government agency and treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from the impact of the COVID-19 pandemic. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2021 and December 31, 2020, we held limited funds and future obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2021 and 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are developing fisogatinib for patients with advanced HCC. If fisogatinib receives marketing approval for patients with FGFR4-activated HCC, it will face competition from Bristol-Myers Squibb Company’s nivolumab and Merck & Co., Inc.’s pembrolizumab, immune checkpoint inhibitors approved by the FDA for the treatment of HCC, as well as sorafenib, cabozantinib, regorafenib and lenvatinib, multi-kinase inhibitors approved for the treatment of HCC and atezolizumab plus bevacizumab for the treatment of patients with advanced unresectable or metastatic HCC. In addition, fisogatinib may face competition from other drug candidates in development by Abbisko Therapeutics Co., Ltd, Bayer AG, CSPC Pharmaceutical Group, Eisai Inc., H3 Biomedicine Inc., InnoCare Pharma Limited, Johnson & Johnson, Novartis AG, Orion Corporation, Taiho Pharmaceutical Co., Ltd. and Betta Pharmaceuticals.

We are developing BLU-701 and BLU-945 for treatment-resistant EGFR-mutated NSCLC, which, if approved, will face competition from AstraZeneca plc’s osimertinib and aumolertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRX, Inc. and approved in China. In addition, BLU-701 and BLU-945 may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Allist Pharmaceuticals, Alpha Biopharma Inc., Astellas Pharma Inc., Betta Pharmaceuticals, Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., Centessa Pharmaceuticals, Chia Tai Tianqing Pharmaceutical Group, Daiichi Sankyo Company, Limited, Janssen Pharmaceuticals, Inc. and Takeda Pharmaceuticals.

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

In addition, we have experienced some delays or disruptions in enrollment in our ongoing clinical trials due to the COVID-19 pandemic, and we anticipate we may experience additional delays or disruptions in the future due to the ongoing COVID-19 pandemic and changes in local site or IRB policies availabilities of site staff reprioritization of hospital resources, restricted access to healthcare professionals and testing sites and other containment measures or concerns among patients about participating in clinical trials during a pandemic. Furthermore, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates and approved drugs in clinical development for additional indications, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through September 30, 2021, we have received an aggregate of $2.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $921.3 million in upfront payments and milestone payments under our collaborations with Roche and CStone, our license agreement with Clementia and our former collaboration with Alexion. In addition, since January 2020, we also have generated revenue through sales of our drug products.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net loss was $325.4 million for the nine months ended September 30, 2021. Our net income was $313.9 million for the year ended December 31, 2020 primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib, and our net losses were $347.7 million and $236.6 million for the years ended December 31, 2019 and 2018, respectively. As of September 30, 2021, we had an accumulated deficit of $956.8 million.

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

We expect to incur significant sales and marketing costs as we commercialize AYVAKIT/AYVAKYT, jointly commercialize GAVRETO with Roche and commercialize any current or future drug candidates for which we receive marketing approval. Even if we initiate and successfully complete pivotal clinical trials of our drug candidates, and our drug candidates are approved for commercial sale, and despite expending these costs, our drug candidates may not be commercially successful. We may not achieve profitability soon after generating drug sales, if ever. If we are unable to generate substantial drug revenue, we will not become profitable and may be unable to continue operations without continued funding.

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

Although we intend to design and sponsor the clinical trials for our approved drugs and drug candidates, CROs will conduct all of our clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct current or future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

As of October 15, 2021, we owned 12 issued U.S. patents, 15 issued foreign patents, including one European patent validated in 38 countries, four pending U.S. non-provisional patent applications, three pending U.S. provisional applications, six pending PCT international patent applications and 40 pending foreign patent applications directed to our KIT and PDGFRA program, including avapritinib and BLU-263. The patents that have issued or will issue covering our KIT and PDGFRA program will have a statutory expiration date between 2034 and 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

As of October 15, 2021, we owned seven issued U.S. patents, seven pending U.S. non-provisional patent applications, three pending U.S. provisional patent applications, two pending PCT international applications, 54 pending foreign patent applications and eight issued foreign patents directed to our RET program, including pralsetinib. The patents that have issued or will issue covering our RET program will have a statutory expiration date between 2036 and 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

As of October 15, 2021, we owned one issued foreign patent, eight pending U.S. provisional applications, one pending PCT international patent application and 10 pending foreign patent applications directed to our EGFR program, including BLU-945 and BLU-701. The patents that have issued or will issue covering our EGFR program will have a statutory expiration date between 2040 and 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

As of October 15, 2021, we owned nine issued U.S. patents, two pending U.S. non-provisional patent applications, one pending PCT international application, 25 pending foreign patent applications and 29 issued foreign patents directed to our FGFR4 program, including fisogatinib. The patents that have issued or will issue covering our FGFR4 program will have a statutory expiration date between 2033 and 2040. Patent term adjustments or patent term extensions could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of October 15, 2021, we owned eight issued U.S. patents, five pending U.S. non-provisional patent applications, three pending European Union patent applications and six issued European patents directed to this technology. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

Due to the continued evolution and uncertain global impacts of the ongoing COVID-19 pandemic and the identification of new variants of COVID-19, we cannot precisely determine or quantify the impact this pandemic will have on our business, operations and financial performance. The extent to which the ongoing COVID-19 pandemic may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat COVID-19.

For example, public health actions being undertaken globally in response to the ongoing COVID-19 pandemic, including quarantines, stay-at-home, executive and similar government orders and the prioritization of healthcare resources, could adversely impact our business, results of operations and future growth prospects. For ongoing and planned clinical trials, we anticipate and have experienced some temporary delays or disruptions due to the COVID-19 pandemic, including limited or reduced patient access to trial investigators, hospitals and trial sites, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites, which could adversely impact our development plans, including the initiation of planned clinical trials, the rate of enrollment and our ability to conduct ongoing clinical trials. There may also be local orders affecting one or more trial sites, which may trigger mandated changes to our clinical trial protocols or temporary suspensions in the affected trial sites. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations have occurred and could continue to occur or be expanded in scope or duration, which could adversely impact:

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

To the extent the ongoing COVID-19 pandemic adversely affects our business, results of operations and future growth prospects, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

As of October 15, 2021, we had 476 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. Notably, for example, on May 25, 2018, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR, took effect. The GDPR applies to any company established in the European Union as well as any company outside the European Union that collects or otherwise processes personal data in connection with the offering goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. The GDPR imposes additional obligations and risk upon our business and substantially increase the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union.

Further, European data protection laws also prohibit the transfer of personal data from the European Economic Area and Switzerland to other countries, including the United States, unless adequate protections are provided for personal data in such recipient countries. With regard to transfers of personal data from the European Union, transfers to third countries that have not been approved as “adequate” are prohibited unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses, or SCCs, approved by the European Commission or binding corporate rules, or a derogation applies. The Court of Justice of the European Union, or the CJEU, recently deemed that transfers made pursuant to the European Union SCCs and other alternative transfer mechanisms, including binding corporate rules, need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether these transfer mechanisms will face additional challenges. European regulators have issued recent guidance following the CJEU case that imposes significant new diligence requirements on transferring data outside the European Union, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country transferred. If essentially equivalent protections are not available in the destination country, the exporting entity must then assess if supplemental measures can be put in place that, in combination with the chosen transfer mechanism, would address the deficiency in the laws and ensure that essentially equivalent protection can be given to the data.

On June 4, 2021, the European Commission issued new SCCs that account for the CJEU’s decision and other developments, which need to be put in place for new contracts involving the transfer of personal data from the European Economic Area to a third country as of September 27, 2021, and incorporated into existing contracts by December 27, 2022. Complying with these obligations and applicable guidance regarding cross-border data transfers could be expensive and time consuming, may require us to modify our data handling policies and procedures and may ultimately prevent or restrict us from transferring personal data outside the European Economic Area which could cause significant business disruption.

While we have taken steps to mitigate the impact on us with respect to transfers of data, such as implementing the SCCs in new contracts with our service providers, customers, subsidiaries, and are updating existing contracts with the new SCCs in anticipation of the December 2022 deadline, the validity of these transfer mechanisms remains uncertain. Complying with this guidance as it exists today and evolves will be expensive and time consuming and may ultimately prevent us from transferring personal data outside the European Union, which would cause significant business disruption for ourselves and our customers and potentially require the changes in the way our products are configured, hosted and supported.

In addition, we are subject to Swiss data protection laws, including the Federal Act on Data Protection, or the FADP. While the FADP provides broad protections to personal data, on September 25, 2020, the Swiss federal Parliament enacted a revised version of the FADP, which is anticipated to become effective in 2022 or the beginning of 2023. The new version of the FADP aligns Swiss data protection law with the GDPR.

Further, in addition to existing European data protection law, the European Union also is considering another draft data protection regulation. The proposed regulation, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation has been delayed but could be enacted sometime in the relatively near future. While the new regulation contains protections for those using communications services (for example, protections against online tracking technologies), the potential timing of its enactment significantly later than the GDPR means that additional time and effort may need to be spent addressing differences between the ePrivacy Regulation and the GDPR. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, as well as obligations and restrictions on the processing of data from an end-user’s terminal equipment, which may negatively impact our product offerings and our relationships with our customers.

Preparing for and complying with the evolving application of the GDPR, national laws in Switzerland and the UK, as well as ePrivacy Regulation (if and when it becomes effective) has required and will continue to require us to incur substantial operational costs and may require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, appliable national data protection laws and before the effective date of the ePrivacy Regulation, we may not be successful either due to internal or external factors such as resource allocation limitations. Non-compliance could result in proceedings, fines or penalties against us by governmental entities, customers, data subjects, consumer associations or others.

As another prominent example, we are also subject to data protection regulation in the United Kingdom. Following the United Kingdom’s withdrawal from the European Union on January 31, 2020 and the end of the transitional arrangements agreed between the United Kingdom and European Union as of January 1, 2021, the GDPR has been incorporated into United Kingdom domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019, or the UK GDPR. United Kingdom-based organizations doing business in the European Union will need to continue to comply with the GDPR. Further, there is uncertainty with regard to how data transfers to and from the United Kingdom will be regulated.

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

Also, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or CDPA. The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses, which the CDPA refers to as “controllers”, collect and share personal information. The law applies to companies that conduct business in Virginia or product products or services that are targeted to residents of Virginia and either: (1) annually control or process personal data of at least 100,000 Virginia residents; or (2) control or process the personal data of at least 25,000 Virginia residents and derive over 50% of gross revenue from the sale of personal data. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. In addition, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law. The CPA is rather similar to the Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to its residents of the state and that either: (1) control or process the personal data of at least 100,000 Colorado residents during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 Colorado residents.

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

The increasing number and complexity of regional, country and U.S. state data protection laws, and other changes in laws or regulations across the globe, especially those associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could lead to government enforcement actions and significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through October 27, 2021. As a result of this volatility, our stockholders could incur substantial losses.

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

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. For example, In July 2020, we entered into a sales agreement with Cowen through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $250.0 million, subject to the terms and conditions of the sales agreement. In the year ended December 31, 2020, we issued and sold 1,784,926 shares of our common stock under the sales agreement at an average price of $112.05 per share for net and gross proceeds of $194.7 million and $200.0 million, respectively. We did not sell any shares of common stock under the sales agreement in the nine months ended September 30, 2021. If we seek authorization to sell additional shares of common stock under the sales agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

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

Blueprint Medicines Corporation

Date: October 28, 2021	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 28, 2021	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)