Form 10-K
period 2021-12-31
Blueprint Medicines Corp
filed 2022-02-17
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on the Nasdaq Global Select Market on such date, was approximately $5,150,459,010.

Number of shares of the registrant’s common stock, par value $0.001 per share, outstanding on February 15, 2022: 59,203,486

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Boston, Massachusetts, United States

Unless otherwise stated, all references to “us,” “our,” “Blueprint,” “Blueprint Medicines,” “we,” the “Company” and similar designations in this Annual Report on Form 10-K refer to Blueprint Medicines Corporation and its consolidated subsidiaries. Blueprint Medicines, AYVAKIT®, AYVAKYT®, GAVRETO® and associated logos are trademarks of Blueprint Medicines Corporation. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

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

●	We have limited experience as a commercial company and the marketing and sale of AYVAKIT® (avapritinib) (marketed in Europe under the brand name AYVAKYT®), GAVRETO® (pralsetinib) or any future approved drugs may be unsuccessful or less successful than anticipated.
●	The commercial success of our current and future drugs will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
●	If we are unable to establish additional commercial capabilities and infrastructure, we may be unable to generate sufficient revenue to sustain our business.
●	If the market opportunities for our approved drugs or drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected.
●	We face substantial competition, which may result in others commercializing, developing or discovering drugs before or more successfully than we do.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any of our approved drugs or drug candidates that we may develop.
●	If we are unable to advance our drug candidates to clinical development, obtain regulatory approval for our drug candidates, including for avapritinib and pralsetinib for additional indications or in additional geographies, and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates and, if applicable, for any related companion diagnostic tests, we will not be able to commercialize, or may be delayed in commercializing, such drug candidates, and our ability to generate revenue will be materially impaired.
●	Our drugs and drug candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, result in restrictive distribution or result in significant negative consequences following marketing approval, if any.
●	We may not be successful in our efforts to expand our pipeline of drug candidates.
●	We are required to comply with comprehensive and ongoing regulatory requirements for any of our current or future approved drugs, including conducting confirmatory clinical trials for any drug that receives accelerated approval. In addition, our current or future approved drugs could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.
●	We are a precision therapy company with a limited operating history. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	We have entered into collaborations and licenses with our partners for the development and commercialization of several of our drugs and drug candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these drugs and drug candidates.
●	We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.
●	We contract with third parties for the manufacture of our approved drugs and drug candidates, including for preclinical, clinical and commercial supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our approved drugs or drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and drugs or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
●	Our business, results of operations and future growth prospects could be materially and adversely affected by the ongoing COVID-19 pandemic.
●	We may acquire or in-license businesses, technologies or platforms, approved drugs, drug candidates or discovery-stage programs, or form strategic alliances, collaborations or partnerships, in the future, and we may not realize the benefits of such acquisitions, in-licenses, alliances, collaborations or partnerships.
●	The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the variation or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT (avapritinib) (marketed in Europe under the brand name AYVAKYT), GAVRETO (pralsetinib) and any current and future drug candidates for which we receive marketing approval;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for our current and future drug candidates and research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;
●	the potential benefits of our collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc. to develop and commercialize pralsetinib globally (excluding Greater China), our cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., our collaboration with CStone Pharmaceuticals to develop and commercialize avapritinib, pralsetinib and fisogatinib in Greater China, and our collaboration with Zai Lab to develop and commercialize BLU-701 and BLU-945 as inhibitors of epidermal growth factor receptor (EGFR), as well as our ability to maintain these collaborations and establish additional strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc. to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;
●	the development of companion diagnostic tests for our current or future drugs or drug candidates;

●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry;
●	the actual or potential benefits of designations granted by the U.S. Food and Drug Administration, or FDA, such as orphan drug, fast track and breakthrough therapy designation or priority review; and
●	the impact and scope of the ongoing COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones, including our ongoing and planned research and discovery activities, ability to conduct ongoing and planned clinical trials, clinical supply of current or future drug candidates, and the launch, marketing, sale and commercial supply of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval.

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

Part I

Item 1. Business.

Overview

We are a global precision therapy company that is inventing life-changing medicines for people with cancer and blood disorders. Applying an approach that is both precise and agile, we create therapies that selectively target genetic drivers, with the goal of staying one step ahead across stages of disease. Since 2011, we have leveraged our research platform, including expertise in molecular targeting and world-class drug design capabilities, to rapidly and reproducibly translate science into a broad pipeline of precision therapies. Today, we are delivering our approved medicines, AYVAKIT®/AYVAKYT® (avapritinib) and GAVRETO® (pralsetinib), to patients in the U.S. and Europe, and we are globally advancing multiple programs for systemic mastocytosis, or SM, lung cancer and other genomically defined cancers, and cancer immunotherapy.

Our drug discovery approach combines our biological insights with our proprietary compound library and chemistry expertise to design highly selective and potent precision therapies, with the goal of delivering significant and durable clinical benefit to patients based on the genetic driver of their disease. This uniquely targeted, scalable approach is designed to empower the rapid design and development of new treatments and increase the likelihood of success. In addition, our business model integrates our research engine with robust clinical development and commercial capabilities in oncology and hematology to create a cycle of innovation.

Systemic Mastocytosis and other Mast Cell Disorders — AYVAKIT®/AYVAKYT® (avapritinib) and BLU-263

Avapritinib

We are developing and commercializing avapritinib for the treatment of advanced SM, and developing avapritinib for the treatment of non-advanced SM. SM is a rare hematologic disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and, in advanced forms of the disease, organ dysfunction and failure. Nearly all cases of SM are driven by the KIT D816V mutation, which aberrantly activates mast cells.

We are evaluating avapritinib in an ongoing registration-enabling Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and an ongoing registration-enabling Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial. In April 2021, we presented registration-enabling data from the PATHFINDER trial at the virtual American Association for Cancer Research, or AACR, Annual Meeting.

In June 2021, the FDA approved avapritinib under the brand name AYVAKIT for the treatment of adult patients with advanced SM, including aggressive SM or ASM, SM with an associated hematologic neoplasm or SM-AHN, and mast cell leukemia or MCL. In January 2022, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a positive opinion recommending marketing authorization for avapritinib as a monotherapy for the treatment of adult patients with ASM, SM-AHN or MCL, after at least one systemic therapy. Pending the European Commission’s final decision on our Type 2 variation marketing authorisation application, or MAA, we anticipate obtaining regulatory approval from the EMA and launching avapritinib under the brand name AYVAKYT for advanced SM in Europe in the second quarter of 2022.

In addition, through our distribution agreement with Neopharm Israel Ltd., a marketing authorization application in Israel was submitted in June 2021 for avapritinib for patients with advanced SM and PDGFRA exon 18 mutant gastrointestinal stromal tumors, or GIST. In the future, we plan to pursue the regulatory approval and commercialization of avapritinib in additional global geographies, including through additional potential distribution agreements.

In addition, we are evaluating avapritinib in an ongoing registration-enabling Phase 2 clinical trial in non-advanced SM, which we refer to as our PIONEER trial. In January 2022, we announced that the PIONEER trial was fully enrolled. We plan to report top-line data for Part 2 of the PIONEER trial in mid-2022 and to submit a supplemental new drug application, or sNDA, to the FDA for avapritinib in non-advanced SM in the second half of 2022.

The FDA has granted breakthrough therapy designation to avapritinib for (i) the treatment of advanced SM, including the subtypes of ASM, SM-AHN and MCL, and (ii) the treatment of moderate to severe indolent SM. In addition, the FDA has granted orphan drug designation to avapritinib for the treatment of mastocytosis, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of mastocytosis.

BLU-263

We are developing BLU-263, an investigational, orally available, potent and highly selective KIT inhibitor, for the treatment of non-advanced SM and other mast cell disorders. BLU-263 is designed to have equivalent potency as avapritinib, with low off-target activity and lower penetration of the central nervous system, or CNS, relative to avapritinib based on preclinical data, which we believe will enable development of BLU-263 in a broad population of patients with non-advanced SM, including patients with lower disease burden and potentially patients with other mast cell disorders.

In April 2021, we presented results from a Phase 1 trial of BLU-263 in healthy volunteers at the virtual AACR Annual Meeting, which showed that BLU-263 was well-tolerated at all doses tested. Based on these data, we initiated a Phase 2/3 trial of BLU-263 in patients with non-advanced SM, which we refer to as our HARBOR trial, in the second quarter of 2021. We anticipate presenting initial data from the HARBOR trial in the second half of 2022.

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

Pralsetinib received accelerated approval in the U.S. under the brand name GAVRETO for the treatment of (i) adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA approved test, (ii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant MTC who require systemic therapy, and (iii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate).

In November 2021, Roche announced that the European Commission granted conditional marketing authorization for GAVRETO as a monotherapy for the treatment of adults with RET fusion-positive advanced NSCLC not previously treated with a RET inhibitor. Roche submitted a Type II variation MAA to the EMA for pralsetinib for RET-altered thyroid cancers in December 2021, as well as marketing applications for pralsetinib for RET-altered NSCLC and thyroid cancers across multiple global geographies in 2021. Marketing applications are planned for pralsetinib for RET-altered NSCLC and thyroid cancers across additional global geographies in 2022.

In March 2021, China’s National Medical Products Administration, or NMPA, approved GAVRETO for the treatment of RET fusion-positive NSCLC patients previously treated with platinum-based chemotherapy. In April 2021, China’s NMPA accepted CStone’s new drug application, or NDA, with Priority Review designation, for pralsetinib for the treatment of RET-mutant MTC and RET fusion-positive thyroid cancer.

We are currently evaluating pralsetinib in an ongoing registration-enabling Phase 1/2 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as the ARROW trial. In addition, Roche is conducting multiple ongoing studies, including a registration-enabling Phase 3 clinical trial in treatment-naïve patients with RET fusion-positive NSCLC, which is referred to as the ACCELERET-Lung trial; and, a registration-enabling Phase 3 clinical trial in patients with locally advanced or metastatic RET-mutated MTC who have not previously received a standard of care multi-kinase inhibitor therapy, which is referred to as the ACCELERET-MTC trial. In June 2021, we reported updated data from the ARROW trial in metastatic RET fusion-positive NSCLC and other advanced solid tumors at the 2021 American Society of Clinical Oncology, or ASCO, Annual Meeting. The ARROW trial was fully enrolled in December 2021. Pursuant to our collaboration with Roche, we are co-developing pralsetinib globally in RET-altered solid tumors, including NSCLC, MTC and other thyroid cancers, as well as other solid tumors.

The FDA has granted breakthrough therapy designation to pralsetinib for (i) the treatment of patients with RET fusion-positive NSCLC that has progressed following platinum-based chemotherapy, and (ii) the treatment of patients with RET mutation-positive MTC that requires systemic treatment and for which there are no acceptable alternative treatments. In addition, the FDA has granted orphan drug designation to pralsetinib for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC.

PDGFRA-Driven Gastrointestinal Stromal Tumors — AYVAKIT® / AYVAKYT® (avapritinib)

We are commercializing avapritinib for the treatment of patients with PDGFRA exon 18 mutant GIST, a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract. The FDA has granted breakthrough therapy designation for avapritinib for the treatment of unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In addition, the FDA has granted orphan drug designation to avapritinib for the treatment of GIST, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST. Avapritinib is approved in the U.S. under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and is approved in Europe with conditional marketing authorization under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring a PDGFRA D842V mutation.

In March 2021, CStone announced that China’s NMPA approved AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. AYVAKIT received accelerated approval in April 2021 from the Taiwan Food and Drug Administration, or TFDA, and approval in Hong Kong in December 2021, both for adults with unresectable or metastatic GIST harboring PDGFRA D842V mutations.

EGFR-Mutated NSCLC – BLU-701, BLU-945 and BLU-451

We are developing three investigational EGFR inhibitors, BLU-701, BLU-945 and BLU-451, which was formerly known as LNG-451, with the goal of addressing the nearly all activating mutations (>90 percent) in EGFR-driven NSCLC. The introduction of EGFR-targeted therapies, including osimertinib, has transformed the care of patients with EGFR-driven NSCLC; however, there is a significant need for new treatment options designed to prevent a broad range of resistance mechanisms before they emerge, with the goal of prolonging patient benefit. In addition, there are no approved targeted therapies for patients with disease progression following osimertinib, and limited treatment options for patients with EGFR exon 20 insertion-positive NSCLC.

BLU-701 and BLU-945 were specifically designed to provide comprehensive coverage of common activating and on-target resistance mutations, spare wild-type EGFR and other kinases to limit off-target toxicities, and treat or prevent CNS metastases, which occur frequently in patients with EGFR-driven NSCLC. We believe these profiles may enable BLU-701 and BLU-945 to become the backbones of a range of combination strategies with the potential to address important medical needs for patients with EGFR-driven NSCLC, including in early line treatment settings. We plan to develop BLU-701 and BLU-945 in combination with each other and other therapies, including osimertinib, as an initial treatment designed to prevent resistance from emerging. In addition, we plan to develop BLU-701 and BLU-945 as monotherapies in certain biomarker-selected patient populations.

In December 2021, we completed our acquisition of Lengo Therapeutics, Inc., along with its lead compound LNG-451, which we now refer to as BLU-451. BLU-451 is an oral precision therapy in development for the treatment of NSCLC in patients with EGFR exon 20 mutations.

EGFR-Positive NSCLC — BLU-701

BLU-701 is a selective and potent investigational inhibitor of EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired C797S mutation, the most common on-target resistance mutation to osimertinib. In preclinical data presented at the virtual AACR Annual Meeting in April 2021, BLU-701 showed strong and durable inhibition of tumor growth at doses that are EGFR wild-type sparing, and the potential to be used in both first- and second-line settings. BLU-701 indicated significant CNS penetration in preclinical models, with comparable exposure in the plasma and brain, which illustrates its potential to treat or prevent CNS metastases in patients with EGFR-driven tumors. Based on these preclinical data, we initiated a Phase 1/2 trial of BLU-701 in EGFR-mutant NSCLC, which we refer to as our HARMONY trial, in the fourth quarter of 2021. We plan to present initial clinical data from the HARMONY trial in the second half of 2022.

EGFR-Positive NSCLC — BLU-945

BLU-945 is a selective and potent investigational inhibitor of EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired T790M and C797S mutations, the most common on-target resistance mutations to first-generation EGFR inhibitors and osimertinib, respectively. In preclinical data presented at the virtual AACR Annual Meeting in April 2021, BLU-945 demonstrated potent antitumor activity in osimertinib-resistant tumor models, as well as activity in an intracranial patient-derived xenograft model. Both preclinical models harbored activating mutations combined with the T790M and C797S mutations. Based on these preclinical data, we initiated a Phase 1/2 trial of BLU-945 in patients with EGFR-driven NSCLC, which we refer to as our SYMPHONY trial, in the second quarter of 2021. We plan to present initial clinical data from the SYMPHONY trial in the second quarter of 2022.

EGFR-Positive NSCLC – Combinations with BLU-701 and/or BLU-945

Based on their differentiated selectivity profiles and potency against on-target EGFR activating and resistant mutants, we believe BLU-701 and BLU-945 have the potential to become backbone therapies for a range of combination strategies for EGFR-positive NSCLC across multiple treatment lines, potentially including combinations of BLU-701 or BLU-945 with other EGFR therapies or treatment modalities, as well as BLU-701 and BLU-945 together. In preclinical data presented at the virtual AACR Annual Meeting in April 2021, the combination of BLU-945 with either gefitinib or osimertinib showed enhanced antitumor activity when compared with either gefitinib or osimertinib alone. At the British Thoracic Oncology Group, or BTOG, Annual Conference in January 2022, we reported preclinical data supporting the development of BLU-701 and BLU-945 combination therapy in EGFR-driven NSCLC. Based on these results, we plan to develop BLU-701 and BLU-945 in combination with each other and other agents.

EGFR Exon 20 Insertion-Positive NSCLC — BLU-451

BLU-451 is a selective and potent investigational inhibitor under development for the treatment of EGFR exon 20 insertion-positive NSCLC. Based on preclinical data, BLU-451 potently inhibited all common EGFR exon 20 insertion variants with marked selectivity over wild-type EGFR and off-target kinases, and has shown significant CNS penetration. We recently received clearance for an investigational new drug, or IND, application for BLU-451 for EGFR exon 20 insertion-positive NSCLC. In the first quarter of 2022, we plan to initiate a Phase 1/2 trial of BLU-451 in EGFR exon 20 insertion-positive NSCLC, and we expect to present preclinical data for BLU-451 in the second quarter of 2022.

Cyclin E Aberrant Cancers – BLU-222

We are developing an investigational inhibitor, BLU-222, targeting CDK2 for the treatment of patients with cyclin E aberrant cancers. In subsets of patients across multiple cancer types, aberrant cyclin E, or CCNE1, hyperactivates CDK2, resulting in cell cycle dysregulation and tumor proliferation. Aberrant CCNE1 has been observed as a primary driver of disease, as well as a mechanism of resistance to CDK4/6 inhibitors and other therapies.

At the virtual AACR Annual Meeting in April 2021, we presented preclinical data showing that selective CDK2 inhibition arrested the cell cycle and blocked tumor proliferation in CCNE1-amplified cell lines, and demonstrated robust and sustained antitumor activity in vivo in models of CCNE1-amplified ovarian, breast and gastric cancer. A selective CDK2 inhibitor also showed improved tolerability compared to a pan-CDK inhibitor and chemotherapy, as measured by animal body weight.

We recently received FDA clearance for an IND application for BLU-222 for cyclin E aberrant cancers. We plan to initiate a Phase 1/2 trial of BLU-222 in cyclin E aberrant cancers, which we refer to as our VELA trial, in the first quarter of 2022, and to present preclinical data for BLU-222 in the second quarter of 2022. BLU-222 is being developed as a single agent and in combination with chemotherapy in gynecological cancers, and in combination with hormonal and the approved CDK-4/6 inhibitor ribociclib for hormone-receptor-positive, HER2-negative breast cancer.

Advanced Cancers – BLU-852

BLU-852 is a selective and potent investigational inhibitor of MAP4K1, a well-characterized immunokinase involved in the regulation of immune cells. Preclinical data presented at the virtual AACR Annual Meeting in April 2021 show that MAP4K1 inhibition enhanced intratumoral immune cell activation, overcame regulatory T cell, or Treg, mediated T cell suppression, and reduced tumor burden both as a monotherapy and in combination with checkpoint inhibition. These preclinical data support the continued development of BLU-852. Under our ongoing cancer immunotherapy collaboration, we expect Roche to initiate a Phase 1 trial of BLU-852, as a single agent and in combination with atezolizumab, in advanced cancers in 2023.

Fisogatinib — Hepatocellular Carcinoma

Fisogatinib is an investigational, orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with hepatocellular carcinoma, or HCC. Following a strategic evaluation of the evolving HCC treatment landscape and prioritization of resources across our broad precision therapy pipeline, we have decided to deprioritize our clinical development of fisogatinib for the treatment of advanced HCC. We have discontinued further enrollment of the Blueprint Medicines-sponsored clinical trial of fisogatinib as a monotherapy and in combination with sugemalimab, an anti-PD-L1 immunotherapy being developed by CStone. CStone continues to retain development and commercial rights to fisogatinib in the CStone territory, which encompasses Mainland China, Hong Kong, Macau and Taiwan.

Discovery Platform

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations, and craft drug candidates that potently and selectively target these kinases. In addition, we plan to expand our discovery platform by building capabilities, supported by external collaborations, for targeted protein degradation of both kinase and non-kinase targets in precision oncology, with the goal of advancing transformative therapies to patients and further broadening the significant productivity of our research engine. Beyond the discovery programs described above, we have multiple pre-development candidate programs for undisclosed kinase targets. In 2022, we plan to nominate two development candidates from our discovery programs. We also plan to share our vision for our expanded discovery platform at an R&D Day in the second half of 2022.

Under our immunotherapy collaboration with Roche, we are conducting activities for up to two discovery programs, including BLU-852. See “—Collaborations and Licenses Summary” below.

Collaborations and Licenses Summary

Roche—Immunotherapy Collaboration. In March 2016, we entered into a collaboration with Roche to discover, develop and commercialize small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy (including the kinase target MAP4K1, which is believed to play a role in T cell regulation), as single products or possibly in combination with other therapeutics.

Roche—Pralsetinib Collaboration. In July 2020, we entered into a collaboration with Roche to develop and commercialize pralsetinib for the treatment of RET-altered cancers. Under the collaboration, we and Genentech are co-commercializing GAVRETO in the U.S., and Roche has exclusive commercialization rights for pralsetinib outside of the U.S., excluding the CStone territory. We and Roche are also co-developing pralsetinib globally in RET-altered solid tumors, including NSCLC, MTC and other thyroid cancers, and expanding development of pralsetinib in multiple treatment settings.

CStone. In June 2018, we entered into a collaboration with CStone to develop and commercialize avapritinib, pralsetinib and fisogatinib, as well as back-up forms and certain other forms, in the CStone territory either as a monotherapy or as part of a combination therapy.

Clementia. In October 2019, we entered into a license agreement with Clementia Pharmaceuticals, Inc., or Clementia, a wholly-owned subsidiary of Ipsen S.A., and granted Clementia an exclusive, worldwide, royalty-bearing license to develop and commercialize BLU-782, as well as specified other compounds related to the BLU-782 program. BLU-782 is an investigational, orally available, potent and highly selective inhibitor that targets mutant activin-like kinase 2, or ALK2, in development for the treatment of fibrodysplasia ossificans progressiva, or FOP. The FDA has granted a rare pediatric disease designation, orphan drug designation and fast track designation to BLU-782, each for the treatment of FOP. Clementia initiated patient dosing in a Phase 2 clinical trial of BLU-782, now referred to as IPN60130, in the first quarter of 2022.

Zai Lab. In November 2021, we entered into a collaboration with Zai Lab to develop and commercialize BLU-701 and BLU-945 for the treatment of EGFR-driven NSCLC in Greater China, including Mainland China, Hong Kong, Macau and Taiwan. The collaboration aims to accelerate and expand global development of BLU-701 and BLU-945.

Mergers & Acquisitions Summary

Lengo Therapeutics. In December 2021, we completed our acquisition of Lengo Therapeutics, Inc., along with its lead compound LNG-451, now known as BLU-451, which is in development for the treatment of NSCLC in patients with EGFR exon 20 insertion mutations. The acquisition also included additional undisclosed preclinical precision oncology programs and research tools, including a catalog of covalent, highly brain penetrant kinase inhibitors that we plan to add to our proprietary compound library to further enable future drug discovery efforts.

We will continue to evaluate additional collaborations, acquisitions, partnerships and licenses that could maximize the value of our programs and allow us to leverage the expertise of strategic collaborators, partners and licensors, including in additional geographies where we may not have current operations or expertise. We are also focused on engaging in collaborations, acquisitions, partnerships and license agreements to capitalize on or expand our discovery platform.

Our Pipeline

Program	Discovery	Early-Stage Development	Late-Stage Development	Regulatory Submission	Approved
Hematologic disorders
AYVAKIT® (avapritinib) (KIT)	Advanced SM1,2			MAA	U.S.
Non-advanced SM1

BLU-263 (KIT)	Non-advanced SM
Genomically defined cancers
AYVAKIT® (avapritinib) (PDGFRA)	PDGFRA GIST[1,3,4]				U.S., Europe

GAVRETO® (pralsetinib) (RET)	RET+ NSCLC[1,3,5,6]				U.S., Europe
	RET+ thyroid cancer[1,3,5,7]			MAA	U.S.
Other RET+ solid tumors[1,3,5]

BLU-701 (EGFR)	EGFR+ NSCLC[3,8]

BLU-945 (EGFR)	EGFR+ NSCLC[3,8]

BLU-451 (EGFR exon 20 insertions)	EGFR+ NSCLC[3]

BLU-222 (CDK2)	Cyclin E aberrant cancers
Cancer immunotherapy
BLU-852 (MAP4K1)	Advanced cancers[9]
Research
Multiple undisclosed research programs

(1)	CStone has exclusive rights to develop and commercialize avapritinib, pralsetinib and fisogatinib in Mainland China, Hong Kong, Macau and Taiwan. For more information, see “—Collaborations and Licenses” below.
(2)	Approved in the U.S. for the treatment of adults with advanced SM, including ASM, SM-AHN and MCL. Received a positive opinion from the EMA’s CHMP for the treatment of adult patients with ASM, SM-AHN or MCL, after at least one systemic therapy.
(3)	Unresectable or metastatic disease.
(4)	Approved in the U.S. for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations.
(5)	Received conditional marketing authorization in Europe under the brand name AYVAKYT for the treatment of adults with unresectable or metastatic GIST harboring the PDGFRA D842V mutation.
(6)	In collaboration with Roche. Blueprint Medicines and Roche have co-exclusive rights to develop and commercialize pralsetinib in the U.S., and Roche has exclusive rights to develop and commercialize pralsetinib outside the U.S., excluding the CStone territory. For more information, see “—Collaborations and Licenses” below.
(7)	Received accelerated approval in the U.S. for the treatment of adults with metastatic RET fusion-positive NSCLC. Continued approval may be contingent on a confirmatory trial. Received conditional marketing authorization in Europe for the treatment of adults with advanced RET fusion-positive NSCLC not previously treated with a RET inhibitor.
(8)	Received accelerated approval in the U.S. for the treatment of patients with advanced or metastatic RET-mutant MTC and RET fusion-positive thyroid cancer. Continued approval may be contingent on confirmatory trials.
(9)	Zai Lab has exclusive rights to develop and commercialize BLU-701 and BLU-945 in Mainland China, Hong Kong, Macau and Taiwan. For more information, see “—Collaborations and Licenses” below.
(10)	In collaboration with Roche. Blueprint Medicines and Roche are conducting activities for up to two programs under the collaboration, including the program targeting MAP4K1. For one of the programs, Blueprint Medicines has U.S. commercial rights and Roche has ex-U.S. commercialization rights. For one of the programs, Roche has worldwide commercialization rights. For more information, see “—Collaborations and Licenses” below.

Our Strategy

As a fully-integrated, global precision therapy company focused on discovering, developing and commercializing a portfolio of precision therapies, our vision is to bring life-changing precision therapies to as many patients with cancer and blood disorders as possible. To achieve this goal, key elements of our strategy are as follows:

●Accelerate the adoption of our approved medicines, AYVAKIT and GAVRETO in the U.S. and AYVAKYT in Europe, continue to strengthen and expand our global commercial capabilities and prepare for additional planned commercial launches in additional indications, including non-advanced SM.
●Deepen our strategic focus on SM and related mast cell disorders by seeking regulatory approval for avapritinib for the treatment of non-advanced SM and developing BLU-263 for the treatment of non-advanced SM, as well as exploring opportunities to address the needs of additional patient populations with adjacent hematologic disorders.
●Advance the global development and commercialization of pralsetinib and seek international regulatory approvals under the Roche pralsetinib collaboration as a treatment for RET-altered cancers.
●Advance our innovative research programs, including BLU-701, BLU-945 and BLU-451, our selective and potent EGFR inhibitors for EGFR-driven NSCLC, BLU-222, our selective and potent CDK2 inhibitor for cyclin E aberrant cancers, and our other preclinical programs, rapidly through development with plans to seek regulatory approval.
●Expand our broad, differentiated precision medicine pipeline, with a focus on genomically defined cancers and blood disorders and continued internal discovery research and innovation, as well as opportunities to acquire or in-license complementary technologies or therapies.
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

We believe there is substantial opportunity for developing novel and transformative therapies that target well characterized but currently difficult-to-drug kinases as well as kinases of unknown biology which constitute the majority of the kinome, by:

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
●Overcoming resistance mediated by the alteration of kinase targets, and helping solve for intractable sites of progression, such as the brain. Most approved kinase inhibitors provide only temporary disease control. Patients may relapse due to the emergence of on-target resistance mutations or in cancer, tumors progress because therapies are unable to cross the blood-brain barrier to treat or prevent CNS metastases. Novel approaches, including innovative combinations, are needed to predict and inhibit resistant mutants and address common sites of progression including the brain, thus providing more durable clinical responses.

In addition, we plan to expand our discovery platform by building capabilities, supported by external collaborations, for targeted protein degradation of both kinase and non-kinase targets in precision oncology, with the goal of advancing transformative therapies to patients and further broadening the significant productivity of our research engine.

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

SM comprises a spectrum of disease, with nearly all patients (approximately 95 percent) having a KIT D816V mutation, the underlying driver of disease for most SM patients. The diagnosis, which is usually made in adulthood, involves a complex diagnostic algorithm that begins with confirmation of SM and subsequently categorizes patients into non-advanced or advanced subtypes of disease. Indolent SM, a subset of non-advanced SM, is the most common form of SM and is characterized by often severe, unpredictable and debilitating symptoms due to mast cell activation. Symptoms may include hypersensitivity reactions, including unpredictable anaphylaxis, gastrointestinal distress including severe nausea, vomiting and diarrhea, and extensive skin rashes that cause pain, discomfort and social isolation. Advanced SM is a more rare form of SM associated with mast cell infiltration of organ systems resulting in increasingly severe impact on life expectancy, and includes three subsets: ASM, SM-AHN, and MCL. These advanced forms of SM have historically had a median overall survival of less than six months to 3.5 years and are characterized by prominent organopathy and dysfunction, as well as the debilitating symptoms of mast cell activation.

Advanced SM accounts for approximately 5-10 percent of the patients, or about 5,000 patients in the U.S., France, Germany, Italy, Spain, the United Kingdom and Japan, which we collectively refer to as the Major Markets. Non-advanced SM, including indolent SM and an intermediate form referred to as smoldering SM, account for the remaining 90-95 percent of patients, or about 70,000 patients in Major Markets. Population studies estimate the prevalence rate of all subtypes of SM is approximately 9.6 per 100,000 people.

The current treatment paradigm for SM varies by disease subtype. Currently, there are no approved targeted therapies other than avapritinib designed to potently and selectively inhibit the KIT D816V mutation. There are two approved therapies for advanced SM: midostaurin and imatinib. Midostaurin is a multi-kinase inhibitor with limited KIT D816V inhibitory activity. Imatinib is approved only for patients with the ASM subtype who do not harbor the KIT D816V mutation, or who have an unknown mutation status. Other treatments used in advanced SM include interferon alpha or cytoreductive agents to reduce mast cell burden, or treatments aimed at addressing the associated blood disorder.

For patients with non-advanced SM, management is symptom-directed and includes avoidance of triggers of mast cell activation (such as insect stings). Treatments for non-advanced SM include histamine blockers, cromolyn, epinephrine, corticosteroids, and, in cases of refractory patients, cytoreductive agents. Patients often take multiple symptom-directed treatments to manage their disease, and a reduction in polypharmacy burden is an important treatment goal. Within non-advanced SM, key opinion leaders see the greatest degree of medical need for a significant portion of patients who have a heavy symptom burden that current therapies fail to address.

We are developing avapritinib for the treatment of SM and BLU-263 for the treatment of non-advanced SM and other mast cell disorders. Previously reported clinical data of avapritinib for patients with SM are described below. In April 2021, we presented results from a Phase 1 trial of BLU-263 in healthy volunteers at the virtual AACR Annual Meeting, which showed that BLU-263 was well-tolerated at all doses tested. In January 2021, we announced positive topline results of BLU-263 in a Phase 1 healthy volunteer trial. Based on these data, we initiated the Phase 2/3 HARBOR trial of BLU-263 in patients with non-advanced SM in the second quarter of 2021.

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

Data Presented at the Virtual American Association for Cancer Research Annual Meeting in April 2021

In a pre-specified interim analysis from the PATHFINDER trial, 32 patients who primarily received a starting avapritinib dose of 200 mg once daily were evaluable for response per the modified IWG-MRT-ECNM criteria, as of a data cutoff date of June 23, 2020. ORR was defined as complete remission with full or partial recovery of peripheral blood counts, or CR/CRh, partial remission or clinical improvement. The confidence interval, or CI, represents the confidence interval of the reported endpoints. Response assessments were completed per central review, and all reported clinical responses were confirmed.

Clinical Activity Data. Overall, the ORR was 75 percent (95% CI: 57%, 89%), and the CRh rate was 19 percent, with a median time to CRh of 5.6 months. These results show that responses deepened over time at a rate consistent with previously reported EXPLORER trial results. Avapritinib led to robust and durable benefits across a number of additional clinical activity measures. In new patient-reported outcomes data, avapritinib showed a statistically significant reduction in total symptom score after 40 weeks (p<0.001), as measured by the Advanced SM Symptom Assessment Form. Treatment with avapritinib resulted in robust improvements in patient-reported quality of life, based on the European Organization for Research and Treatment of Cancer Quality of Life Questionnaire. Across multiple measures of mast cell burden, avapritinib showed profound reductions in serum tryptase, bone marrow mast cells, KIT D816V allele burden and spleen volume.

Safety Data. Avapritinib was generally well-tolerated in 62 patients enrolled in the PATHFINDER trial, and most adverse effects, or AEs, were reported as Grade 1 or 2. The most common treatment-emergent AEs reported by investigators greater than or equal to 15 percent were peripheral edema, periorbital edema, thrombocytopenia, anemia, neutropenia, diarrhea, nausea, vomiting and fatigue. Three patients, or 5 percent, discontinued avapritinib due to treatment-related AEs, and most patients, or 84 percent, have remained on treatment as of the data cutoff date.

Data Published in Nature Medicine in December 2021

Across the EXPLORER and PATHFINDER trials, 148 patients with advanced SM were enrolled as of a data cutoff date of May 27, 2020 for the EXPLORER trial and June 23, 2020 for the PATHFINDER trial. ORR was defined as CR/CRh, partial remission or clinical improvement. Response assessments were completed per central review, and all reported clinical responses were confirmed.

Clinical Activity Data. In the EXPLORER trial, 53 patients were response evaluable, and the ORR was 75 percent (95% CI: 62%, 86%). The median DOR was 38 months (95% CI: 22 months, not estimable). The estimated 24-month overall survival rate was 76 percent. Responses reported in the PATHFINDER pre-specified interim analysis of 32 evaluable patients were consistent with previously reported data. Across both studies, statistically significant improvements in patient-reported symptoms were observed, as measured by the Advanced SM Symptom Assessment Form Total Symptom Score. Avapritinib showed broad activity across all advanced SM subtypes, including SM-AHN. In the PATHFINDER trial, substantial reductions were observed in monocytosis in patients with SM and chronic myelomonocytic leukemia, and in eosinophilia in patients with SM and chronic eosinophilic leukemia, potentially reflecting the multi-lineage involvement of the KIT D816V mutation.

Safety Data. Avapritinib was generally well-tolerated, consistent with previously reported results. The most common treatment-emergent AEs included edema, thrombocytopenia, anemia, diarrhea, nausea, fatigue, vomiting, neutropenia, headache, cognitive effects and abdominal pain. Overall, 10 percent of patients in the EXPLORER trial and 5 percent of patients in the PATHFINDER trial discontinued avapritinib due to treatment-related AEs.

Avapritinib—Phase 2 PIONEER Trial

PIONEER is a randomized, double-blind, placebo-controlled, registration-enabling trial evaluating avapritinib in patients with non-advanced SM. The trial includes three parts: dose-finding Part 1, registration-enabling Part 2 and long-term treatment Part 3. All patients who complete Parts 1 or 2 will have an opportunity to receive treatment with avapritinib in Part 3. Key trial endpoints include the change in patient-reported disease symptoms as measured by the Indolent SM Symptom Assessment Form Total Symptom Score, or ISM-SAF TSS, quantitative measures of mast cell burden and safety. In January 2022, we announced that the PIONEER trial was fully enrolled.

Previously reported data from Part 1 of the PIONEER trial show that treatment with avapritinib was well-tolerated and resulted in robust and clinically meaningful improvements on measures of mast cell burden, disease symptoms and patient-reported quality of life through 24 weeks. We plan to report top-line data from the registration-enabling Part 2 of the PIONEER trial in mid-2022.

RET-Altered Cancers

RET is a receptor tyrosine kinase that activates multiple downstream pathways involved in cell proliferation and survival. RET can be activated by mutation or when a portion of the RET gene that encodes the kinase domain is joined to part of another gene creating a fusion gene that encodes an aberrantly activated RET fusion protein. RET activating mutations are implicated in advanced MTC (approximately 90 percent of patients), and RET fusions are implicated in several cancers, including papillary thyroid carcinoma (approximately 10- 20 percent of patients) and NSCLC (1-2 percent of patients). We estimate that in the Major Markets, there are approximately 8,900 first-and second-line patients with RET-altered NSCLC and 1,300 patients with MTC, regardless of line of therapy or alteration. In addition, oncogenic RET alterations are observed at low frequencies in colorectal, breast, pancreatic and other cancers, providing a therapeutic rationale for the use of RET inhibitors in multiple patient subpopulations.

The identification of RET fusions as drivers in some cancers prompted the use of approved multi-kinase inhibitors with RET inhibitory activity to treat patients whose tumors express a RET fusion protein. However, we believe these drugs cannot be dosed at levels required to sufficiently inhibit RET due to toxicities that result from inhibition of the primary targets. For example, currently approved therapies such as vandetanib and cabozantinib demonstrate lower objective response rates, or ORR, and DOR in patients with RET-altered NSCLC compared to selective kinase inhibitors targeting other kinase drivers such as EGFR, ALK and ROS1.

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

Currently, pralsetinib (under the brand name GAVRETO) is the only once-daily RET-targeted therapy approved by the FDA for the treatment of certain RET-altered NSCLC and thyroid cancers in the U.S. Previously reported clinical data of pralsetinib in patients with RET-altered cancers are described below. Pursuant to our collaboration with Roche, we are co-developing pralsetinib globally in RET-altered solid tumors, including NSCLC, MTC and other thyroid cancers, as well as other solid tumors.

Clinical Trial Data in RET-Altered NSCLC, Thyroid Cancers, and Other Solid Tumors

Pralsetinib—Phase 1/2 ARROW Trial

The ARROW trial is a Phase 1/2 open-label, registration-enabling trial designed to evaluate the safety, tolerability and efficacy of pralsetinib in adults with RET-altered cancers. The trial consists of two parts: a dose escalation portion and an expansion portion in patients treated at 400 mg once daily. The dose-escalation portion of the

ARROW trial is complete, and as of December 2021, the expansion portion was fully enrolled at multiple sites in the United States, EU and Asia.

Data Presented at the American Society of Clinical Oncology Annual Meeting in June 2021

Efficacy data were reported for patients treated with pralsetinib who were evaluable for response assessment per RECIST 1.1, as determined by blinded independent central review. Response-evaluable populations comprised 216 patients with RET fusion-positive NSCLC who had measurable disease at baseline and received a starting pralsetinib dose of 400 mg once daily, and 19 patients with other RET fusion-positive solid tumors. All results were as of a data cutoff date of November 6, 2020, and all clinical responses were confirmed.

Clinical Activity Data. In 68 treatment-naïve patients with RET fusion-positive NSCLC, the ORR was 79 percent (95% CI: 68%, 88%) and the median DOR was not reached (95% CI: 9.0 months, not reached). For treatment-naïve patients, the initial study protocol limited enrollment to those determined by the investigator to be ineligible for standard platinum-based chemotherapy, which may be due to age, comorbidities or other poor prognostic factors. This eligibility restriction was removed in July 2019, with the goal of including a population more reflective of real-world practice. In an exploratory analysis of treatment-naïve patients enrolled after this expansion of inclusion criteria (n=25), the ORR was 88 percent (95% CI: 69%, 98%). In 126 patients with RET fusion-positive NSCLC who previously received platinum-based chemotherapy, the ORR was 62 percent (95% CI: 53%, 70%) and the median DOR was 22.3 months (95% CI: 15.1 months, not reached).

In a heavily pre-treated population of 19 patients with RET fusion-positive solid tumors beyond NSCLC and thyroid cancer, the ORR was 53 percent (95% CI: 29%, 76%) and the median DOR was 19.0 months (95% CI: 5.5 months, not estimable). Tumor reductions were shown in patients with the following cancers – pancreatic, cholangiocarcinoma, colon, lung except NSCLC, mesenchymal, salivary duct, sweat gland and thymus – as well as patients diagnosed with cancers of unknown primary origin. In the three patients with pancreatic cancer, a particularly difficult-to-treat tumor type, there was one complete response and two partial responses.

Safety Data. A total of 471 patients were enrolled with a pralsetinib dose starting at 400 mg once daily. Across tumor types, pralsetinib was generally well-tolerated with no new safety signals observed. The most common treatment-related AEs reported by investigators greater than or equal to 20 percent were neutropenia, increased aspartate aminotransferase, anemia, decreased white blood cell count, increased alanine aminotransferase, hypertension, constipation and asthenia. Overall, 6 percent of patients discontinued pralsetinib due to treatment-related AEs.

Data Published in The Lancet Oncology and The Lancet Diabetes and Endocrinology in June 2021

The Lancet Oncology published data from the ARROW trial in patients with RET fusion-positive NSCLC, which were consistent with results reported from an updated data cut at the 2021 ASCO Annual Meeting. The Lancet Diabetes and Endocrinology simultaneous published results from the ARROW trial in patients with RET-altered thyroid cancer. Efficacy data were reported for patients treated with pralsetinib who were evaluable for response assessment per RECIST 1.1, as determined by blinded independent central review.

Clinical Activity Data. As of a data cutoff date of May 22, 2020, pralsetinib showed robust and durable antitumor activity in patients with RET-altered thyroid cancer who received a starting dose of 400 mg once daily. In 55 patients with RET-mutant MTC previously treated with cabozantinib or vandetanib, the ORR was 60 percent (95% CI: 46%, 73%) and the median DOR was not reached (95% CI: 15.1 months, not estimable). In 21 systemic treatment-naïve patients with RET-mutant MTC, the ORR was 71 percent (95% CI: 48%, 89%) and the median DOR was not reached (95% CI: not estimable, not estimable). In nine patients with RET fusion-positive thyroid cancer, the ORR was 89 percent (95% CI: 52%, 100%) and the median DOR was not reached (95% CI: not estimable, not estimable).

Safety Data. Pralsetinib was generally well-tolerated with safety results consistent with previously reported data. In 142 patients with RET-altered thyroid cancer, the most common treatment-related AEs were increased aspartate aminotransferase, decreased white blood cell count, hypertension, neutropenia, anemia, constipation, asthenia, increased alanine aminotransferase, hyperphosphatemia and lymphopenia. Four percent of patients with RET-altered thyroid cancer discontinued pralsetinib due to treatment-related AEs.

Gastrointestinal Stromal Tumors (GIST)

GIST is a rare disease that is a sarcoma of the gastrointestinal tract. Tumors arise within cells in the wall of the gastrointestinal tract and occur most often in the stomach or small intestine. Most patients are diagnosed between the ages of 50-80 with diagnosis triggered by gastrointestinal bleeding, incidental findings during surgery or imaging, or in rare cases, acute presentation due to tumor rupture or gastrointestinal obstruction. The standard workup at primary presentation includes pathologic confirmation and imaging to assess extent of disease.

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

GIST is a tumor type that depends on continued signaling of a single, aberrantly active kinase. About 5 to 6 percent of primary GIST cases are caused by a PDGFRA D842V mutation, the most common PDGFRA exon 18 mutation. Published data have shown poor outcomes in patients with unresectable or metastatic PDGFRA D842V mutant GIST treated with imatinib and other approved therapies that do not specifically target PDGFRA mutations. Progression can occur within as little as three months, and the median overall survival is 15 months for patients with advanced disease. Currently, AYVAKIT is the only FDA-approved treatment for patients with D842V mutant PDGFRA-driven GIST.

EGFR-Mutated NSCLC

Among the 80 to 85 percent of lung cancers classified as NSCLC, it is estimated that about 10-15 percent of cases in the U.S. and Europe, and about 40-50 percent of cases in Asia are caused by activating EGFR mutations. In recent years, the introduction of EGFR-targeted therapies including osimertinib has dramatically improved outcomes in patients with EGFR-mutated NSCLC. However, there is a significant need for new treatment options designed to prevent a broad range of resistance mechanisms before they emerge, with the goal of prolonging patient benefit. In addition, there are no approved targeted therapies for osimertinib-resistant EGFR-mutated NSCLC, and there are limited treatment options for patients with EGFR exon 20 insertion-positive NSCLC.

We are developing BLU-701 and BLU-945, in combination with each other and other agents, as well as monotherapies in certain biomarker-selected populations, for the treatment of patients with EGFR-mutated NSCLC. We initiated the Phase 1/2 HARMONY trial of BLU-701 in patients with EGFR-driven NSCLC in the fourth quarter of 2021, and initiated the Phase 1 SYMPHONY trial of BLU-945 in patients with EGFR-driven NSCLC in the second quarter of 2021.

We are developing BLU-451 for the treatment of NSCLC in patients with EGFR exon 20 insertion mutations, and we plan to initiate a Phase 1/2 trial for this patient population in the first quarter of 2022.

Cyclin E Aberrant Cancers

Cyclin dependent kinases and their cyclin partners regulate the cell cycle. In certain malignancies, CCNE1 is amplified or overexpressed, hyperactivating CDK2 and leading to cell cycle dysregulation and tumor proliferation. Data from the National Cancer Institute show that CCNE1 amplification is a primary disease driver in subsets of patients with ovarian cancer, endometrial cancer, gastric cancer and a broad range of other solid tumors. For example, approximately 20 percent of patients with ovarian serous cystadenocarcinoma harbor CCNE1 amplifications. In addition, aberrant CCNE1 is a known resistance mechanism in patients with estrogen-receptor-positive breast cancer treated with a CDK4/6 inhibitor. Studies have shown that ovarian and hormone-receptor-positive breast cancer patients with aberrant CCNE1 have poor outcomes. Collectively, these data highlight the broad potential of CDK2 as a therapeutic target.

Prior drug discovery efforts targeting CDK2 have been hindered by challenges in achieving selectivity over other CDK family members associated with toxicity. We are developing BLU-222, a selective and potent investigational

CDK2 inhibitor, for the treatment of patients with cyclin E aberrant cancers. We plan to initiate the Phase 1/2 VELA trial of BLU-222 in cyclin E aberrant cancers in the first quarter of 2022.

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

Under the Roche immunotherapy agreement, as amended, Roche is granted two option rights to obtain an exclusive license to exploit products derived from the collaboration programs in the field of cancer immunotherapy. Such option rights are triggered upon the achievement of Phase 1 proof-of-concept. For one of the collaboration programs, if Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. For the other collaboration program, if Roche exercises its option, we will retain commercialization rights in the U.S. for the licensed product, and Roche will receive commercialization rights outside of the U.S. for the licensed product. We will also retain worldwide rights to any products for which Roche elects not to exercise its applicable option.

Prior to Roche’s exercise of an option, we have the lead responsibility for drug discovery and preclinical development of all collaboration programs. In addition, we have the lead responsibility for the conduct of all Phase 1 clinical trials other than those Phase 1 clinical trials for any product in combination with Roche’s portfolio of therapeutics, for which Roche will have the right to lead the conduct of such Phase 1 clinical trials. Pursuant to the Roche immunotherapy agreement, the parties share the costs of Phase 1 development for each collaboration program. In addition, Roche will be responsible for post-Phase 1 development costs for the licensed product for which it retains global commercialization rights, and we and Roche will share post-Phase 1 development costs for the licensed product for which we retain commercialization rights in the U.S.

We received an upfront cash payment of $45.0 million in March 2016 upon execution of the Roche immunotherapy agreement, and through December 31, 2021, we have achieved $23.5 million in milestone payments under this collaboration. Subject to the terms of the Roche immunotherapy agreement, as amended, in addition to upfront and milestone payments received through December 31, 2021, we are eligible to receive up to approximately $319.3 million in contingent option fees and milestone payments related to specified research, preclinical, clinical, regulatory and sales-based milestones. In addition, for any licensed product for which Roche retains worldwide commercialization rights, we will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which we retain commercialization rights in the U.S., we and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

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

Under the Roche pralsetinib collaboration agreement, we received upfront cash payments of $775.0 million in the third quarter of 2020, including an upfront payment of $675.0 million and the $100.0 million equity investment by Roche described below. Through December 31, 2021, we have received $105.0 million in specified regulatory and commercialization milestones. In addition to the upfront and milestone payments received through December 31, 2021, we are eligible to receive up to $822.0 million in contingent payments, including specified development, regulatory and sales-based milestones for pralsetinib and any licensed product containing a next-generation RET compound.

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

CStone

On June 1, 2018, we entered into a collaboration and license agreement, or the CStone agreement, with CStone pursuant to which we granted CStone exclusive rights to develop and commercialize avapritinib, pralsetinib and fisogatinib, as well as certain back-up forms and certain other forms thereof, which we refer to collectively as the licensed products, in the CStone territory, either as a monotherapy or as part of a combination therapy. We will retain exclusive rights to the licensed products outside the CStone territory.

We received an upfront cash payment of $40.0 million, and through December 31, 2021, we have received $23.0 million in milestone payments under this collaboration. Subject to the terms of the CStone agreement, in addition to upfront and milestone payments received through December 31, 2021, we will be eligible to receive up to approximately $323.0 million in additional milestone payments, including $95.5 million related to development and regulatory milestones and $227.5 million related to sales-based milestones. In addition, CStone will be obligated to pay us tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone will be responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone territory that will be shared by us and CStone.

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

Clementia

On October 15, 2019, we entered into a license agreement, or the Clementia agreement, with Clementia, a wholly-owned subsidiary of Ipsen S.A. Under the Clementia agreement, we granted an exclusive, worldwide, royalty-bearing license to Clementia to develop and commercialize BLU-782, an oral, highly selective investigational ALK2 inhibitor in clinical development for the treatment of FOP, as well as specified other compounds related to the BLU-782 program, which we refer to as the Clementia licensed products.

We received an upfront cash payment of $25.0 million in the fourth quarter of 2019, and through December 31, 2021, we have received $20.0 million in milestone payments under this license agreement. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received, we will be eligible to receive up to $490.0 million in development, regulatory and sales-based milestone payments for the Clementia licensed products. In addition, Clementia is obligated to pay to us royalties on aggregate annual worldwide net sales of Clementia licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and to purchase specified manufacturing inventory from our company.

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

Zai Lab

On November 8, 2021, we entered into a license agreement, or the Zai Lab agreement, with Zai Lab. Under the Zai Lab agreement, we granted an exclusive license for the development and commercialization of BLU-701 and BLU-945 for the treatment of EGFR-driven NSCLC in Greater China, including Mainland China, Hong Kong, Macau and Taiwan.

We received an upfront cash payment of $25.0 million in the fourth quarter of 2021. Subject to the terms of the Zai Lab agreement, in addition to the upfront payment received, we will be eligible to receive up to $590.0 million in potential development, regulatory and sales-based milestone payments, and tiered royalties on a product-by-product basis ranging from the low-teens to mid-teens on annual net sales of BLU-701 and BLU-945 in Greater China, subject to adjustment in specified circumstances under the Zai Lab agreement.

Under the terms of the agreement, Zai Lab will be responsible for all the development costs for BLU-701 and BLU-945 occurring in Greater China.

Mergers & Acquisitions

Lengo Therapeutics, Inc.

On November 27, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Pavonis Merger Subsidiary, Inc., a Delaware corporation and our wholly-owned subsidiary, or Merger Sub, Lengo Therapeutics, Inc., a Delaware corporation, or Lengo, and Fortis Advisors LLC, a Delaware limited liability company, as the representative of the Lengo Securityholders (as defined below). On December 30, 2021, we completed the merger of Merger Sub with and into Lengo, with Lengo continuing as the surviving corporation and our wholly-owned subsidiary, or the Closing. Upon Closing we acquired Lengo’s lead compound LNG-451, now known as BLU-451, which is in development for the treatment of EGFR exon 20 insertion-positive NSCLC, in addition to undisclosed preclinical precision oncology programs and research tools, including a catalog of covalent, highly brain penetrant kinase inhibitors that we plan to add to our proprietary compound library to further enable future drug discovery efforts.

Upon Closing, we paid upfront merger consideration of $250.0 million in cash, or the Upfront Merger Consideration, to Lengo stockholders and option holders, or collectively, the Lengo Securityholders. The Merger Agreement also provided that we shall pay future contingent cash milestone payments of up to $215.0 million in the aggregate to the Lengo Securityholders upon the achievement of specified regulatory approval and sales milestones. The Upfront Merger Consideration is subject to customary net indebtedness, transaction expenses, and other adjustments, as set forth in the Merger Agreement.

The Merger Agreement also provided that approximately $25.0 million of the Upfront Merger Consideration was placed into a third party escrow account, or the Indemnification Escrow, to secure the Lengo Securityholders’ obligations to indemnify us for certain matters, including breaches of representations and warranties, covenants included in the Merger Agreement, payments made by us to dissenting stockholders, specified tax claims, excess parachute claims, purchase price adjustments, and other customary matters, subject to certain specified limitations, including, among other things, limitations on the period during which we may make certain claims for indemnification and limitations on the amounts for which the Lengo Securityholders may be liable.

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

We file patent applications directed to our marketed drugs AYVAKIT®/AYVAKYT®, GAVRETO® and our drug candidates in an effort to establish intellectual property positions regarding these new chemical entities as well as uses of these new chemical entities in the treatment of diseases and to other technologies, including formulations, solid state forms, manufacturing processes, patient selection markers and diagnostic discoveries that may be useful with our drugs and drug candidates. We also file patent applications directed to novel fusions that we have discovered through our target discovery engine and the use of these fusions in diagnosing and treating disease. As of January 31, 2022, we own or have licensed 37 issued U.S. patents, 18 pending U.S. non-provisional patent applications, 21 pending U.S. provisional applications, 62 issued foreign patents, 147 foreign pending patent applications, and 12 pending Patent Cooperation Treaty, or PCT, international patent applications related to our most advanced programs and platform technology. The foreign issued patents and pending patent applications are in a number of jurisdictions, including Argentina, Australia, Brazil, Canada, China, the European Union, Gulf Cooperation Council, Hong Kong, Israel, Japan, South Korea, Macao, Mexico, New Zealand, Philippines, Russia, Singapore, South Africa, and Taiwan. Our issued patents and pending patent applications pertain to our marketed drugs AYVAKIT® and GAVRETO® and drug candidates, including fisogatinib, BLU-263, BLU-945, BLU-701, BLU-451, and BLU-222 as well as novel recurrent fusions.

We file trademarks to protect our products. Typically, we file trademark applications in the U.S., Europe, and elsewhere in the world as appropriate. In addition to multiple pending trademark applications in the U.S. and other major countries, we have registered trademarks, including but not limited to AYVAKIT and GAVRETO in the U.S. and to AYVAKYT in the EU.

The intellectual property portfolios for our approved drugs and most advanced programs as of January 31, 2022 are summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, and by patent offices in other countries are often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below. In addition to patents and trademarks for our drug products, we seek to obtain all available regulatory exclusivities for our marketed products, including data and orphan exclusivities in the relevant jurisdictions.

KIT and PDGFRA Program—AYVAKIT/AYVAKYT (avapritinib) and BLU-263

The intellectual property portfolio for our KIT and PDGFRA program contains patent applications directed to compositions of matter for avapritinib, BLU-263 and analogs thereof, compositions of matter for KIT and PDGFRA inhibitors with different compound families, as well as solid forms, methods of use and manufacture. As of January 31, 2022, the portfolio contains 12 issued U.S. patents, 16 issued foreign patents, including one European patent validated in 38 countries, four pending U.S. non-provisional patent applications, three pending U.S. provisional applications, four pending PCT international patent applications and 51 pending foreign patent applications. The patents that have issued or will issue covering our KIT and PDGFRA program will have a statutory expiration date between 2034 and 2042. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

RET Program—GAVRETO (pralsetinib)

The intellectual property portfolio for our RET program contains patent applications directed to compositions of matter for pralsetinib and analogs thereof, compositions of matter for RET inhibitors with different compound families, as well as solid forms, formulations, methods of use and manufacture. As of January 31, 2022, the portfolio contains seven issued U.S. patents, five pending U.S. non-provisional patent applications, two U.S. provisional patent applications, three pending PCT international applications, 58 pending foreign patent applications and nine issued foreign patents. The patents that have issued or will issue covering our RET program will have a statutory expiration date between 2036 and 2042. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

FGFR4 Program — Fisogatinib

The intellectual property portfolio for our FGFR4 program contains patent applications directed to compositions of matter for fisogatinib and analogs and compositions of matter for FGFR4 inhibitors with different compound families as well as methods of use. As of January 31, 2022, the patent portfolio for our FGFR4 program, including fisogatinib contains nine issued U.S. patents, two pending U.S. non-provisional patent applications, one pending PCT international application, 21 pending foreign patent applications and 29 issued foreign patents. The patents that have issued or will issue covering our FGFR4 program will have a statutory expiration date between 2033 and 2040. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

EGFR Program

The intellectual property portfolio for our EGFR program contains patent applications directed to compositions of matter for BLU-945, BLU-701, BLU-451 and analogs thereof, compositions of matter for EGFR inhibitors with different compound families, as well as solid forms, formulations, methods of use and manufacture. As of January 31, 2022, we owned one issued U.S. patent, one pending U.S. non-provisional patent application, 13 pending U.S. provisional applications, four pending PCT international patent applications and 14 pending foreign patent applications and two issued foreign patents, including one European patent validated in 6 countries directed to our EGFR program, including BLU-945, BLU-701, and BLU-451. The patents that have issued or will issue covering our EGFR program will have a statutory expiration date between 2034 and 2042. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

CDK2 Program

The intellectual property portfolio for our CDK2 program contains patent applications directed to compositions of matter for CDK2 inhibitors for BLU-222 and analogs thereof, compositions of matter for CDK2 inhibitors with different compound families, as well as methods of use. As of January 31, 2022, we owned three pending U.S. provisional applications. The patents that will issue covering our CDK2 program will have a statutory expiration date of 2042. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

Platform

The intellectual property portfolio directed to our platform includes patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of January 31, 2022, the patent portfolio directed to our platform contains eight issued U.S. patents, six pending U.S. non-provisional patent applications, three pending European Union patent applications and six issued European patents. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

SM

AYVAKIT/AYVAKYT faces competition for advanced SM from Novartis AG’s midostaurin and imatinib, and may face competition from drug candidates in development, including that being developed by Cogent Biosciences, Inc. We are developing avapritinib for non-advanced SM, and we are developing BLU-263 for the treatment of non-advanced SM and other mast cell disorders. If avapritinib and BLU-263 are approved for non-advanced SM, they may face competition from drug candidates in development, including those being developed by AB Science S.A., Allakos Inc. and Cogent Biosciences, Inc.

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

EGFR-Mutated NSCLC

We are developing BLU-701 and BLU-945 for treatment-resistant EGFR-mutated NSCLC, which, if approved, will face competition from AstraZeneca plc’s osimertinib and almonertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRX, Inc. and approved in China. In addition, BLU-701 and BLU-945 may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Allist Pharmaceuticals, Arrivent Biopharma, Inc., Betta Pharmaceuticals, Black Diamond Therapeutics, Inc., Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., Centessa Pharmaceuticals plc, C4 Therapeutics, Inc., Chia Tai Tianqing Pharmaceutical Group, Daiichi Sankyo Company, Limited, Janssen Pharmaceuticals, Inc., Kanaph Therapeutics and Theseus Pharmaceuticals, Inc.

We are developing BLU-451 for EGFR exon 20 insertion-positive NSCLC, which, if approved, will face competition from Janssen Pharmaceuticals, Inc. and Takeda Pharmaceuticals. In addition, BLU-451 may face competition from drug candidates in development for EGFR exon 20 insertion-positive NSCLC, including those being developed by Abbisko Therapeutics Co., Ltd., Bayer AG, Black Diamond Therapeutics, Inc., Centessa Pharmaceuticals plc, Cullinan Oncology, Inc., Daiichi Sankyo Company, Limited, Dizal Pharmaceutical Co. Ltd., Shenzhen Forward Pharmaceutical Co., Ltd., Shanghai Junshi Biosciences Co., Ltd., Oric Pharmaceuticals, Inc. and Scorpion Therapeutics, Inc.

Cyclin E Aberrant Cancers

We are developing BLU-222 for cyclin E aberrant cancers, which, if approved, will face competition from indication-specific therapies such as Genentech’s bevacizumab, AstraZeneca and Merck’s olaparib, Clovis Oncology’s rucaparib, GSK’s niraparib, Merck’s pembrolizumab, and Eisai’s lenvatinib. In addition, BLU-222 may face competition from drug candidates in development for cyclin E aberrant cancers, including those being developed by ARC Therapeutics, Inc., Cedilla Therapeutics, Inc., Cyclacel Pharmaceuticals Inc., Monte Rosa Therapeutics, Inc., Nuvation Bio, Inc., Regor Therapeutics Inc., Pfizer Inc., AstraZeneca plc, Zentalis Pharmaceuticals, Inc. and Repare Therapeutics, Inc.

Advanced Cancers

We are developing BLU-852 for advanced cancers susceptible to MAP4K1 inhibition, which, if approved, will face competition from immuno-oncology products, including those developed by Bristol-Myers Squibb Company, Merck & Co., Inc., Regeneron Pharmaceuticals, Inc., Sanofi S.A., and AstraZeneca plc. In addition, BLU-852 may face competition from drug candidates in development for advanced cancers susceptible to MAP4K1 inhibition, including those being developed by Treadwell Therapeutics, Inc., BeiGene, Ltd., Nimbus Therapeutics, LLC and MingMed Biotechnology Co., Ltd.

Commercialization

As a fully-integrated, global precision therapy company focused on discovering, developing and commercializing a portfolio of precision therapies, our vision is to bring life-changing precision therapies to as many patients with cancer and blood disorders as possible. We have established our own commercial organization in the U.S. and Europe in connection with our commercial launches of AYVAKIT and GAVRETO in the U.S. and AYVAKYT in

Europe. We have also entered into collaborations with our partners, including CStone and Roche, for global commercialization activities for AYVAKIT/AYVAKYT and GAVRETO in their respective territories. We are continuing to expand our commercialization capabilities and to build our distribution capabilities to accelerate global adoption of our approved drugs and to prepare for additional planned commercial launches with an initial focus on the U.S. and Europe.

We believe our portfolio strategy focused on genomically defined cancers and blood disorders will allow us to efficiently commercialize approved drugs in the U.S. and Europe initially and worldwide longer-term, using a small and highly specialized sales force similar to those of other rare disease companies. We may also evaluate opportunities to establish collaborations with pharmaceutical companies to leverage their capabilities to maximize the potential of our pipeline from time to time.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture of any drug we may commercialize. To date, we have obtained materials for avapritinib, pralsetinib, fisogatinib, BLU-263, BLU-945, BLU-701, BLU-222 and BLU-451 for our ongoing and planned clinical testing from third-party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have a long-term supply arrangement in place. Although we have negotiated manufacturing agreements with certain venders for the commercial supply of AYVAKIT/AYVAKYT and GAVRETO, we may also obtain our supplies for these approved drugs from these manufacturers on a purchase order basis from time to time. We rely primarily on single-source third-party suppliers to manufacture and supply our drugs and may from time to time explore opportunities to identify and qualify additional manufacturers to provide the API, drug substance and drug products.

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

Under the terms of our agreements related to the development and commercialization of companion diagnostic tests, third parties are responsible for the commercialization of companion diagnostic tests, including for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation and pralsetinib in order to identify NSCLC patients with RET fusions. We generally expect to rely on third parties for the manufacture of any other companion diagnostic tests we may seek to develop.

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

U.S. Drug Development

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. Our drug candidates must be approved by the FDA through the NDA process before they may be legally marketed in the U.S. The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

●completion of extensive nonclinical tests, sometimes referred to as preclinical laboratory tests, animal studies and formulation studies performed in accordance with applicable regulations, including the FDA’s good laboratory practice, or GLP, regulations;
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
●potential FDA audit of the preclinical study sites and/or clinical trial sites that generated the data in support of the NDA; and
●FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the U.S.

The data required to support an NDA is generated in two distinct development stages: preclinical and clinical. For new chemical entities, the preclinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the preclinical tests must comply with federal regulations, including GLPs, where applicable. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the preclinical data, general investigational plan and the protocol(s) for human trials. The IND becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

The clinical stage of development involves the administration of the drug candidate to healthy volunteers and/or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Failure to timely register a clinical trial or to submit study results to such public registries can give rise to civil monetary penalties and also prevent a non-compliant party from receiving future grant funds from the federal government.

Clinical trials are generally conducted in three sequential phases that may overlap or be combined, known as Phase 1, Phase 2 and Phase 3 clinical trials. Phase 1 clinical trials for oncology indications generally involve a small number of disease-affected patients who are treated with the drug candidate in escalating dose cohorts. The primary purpose of these clinical trials is to determine the MTD, or a recommended dose if the MTD is not achieved, assess the pharmacokinetic, or PK, profile, pharmacologic action, side effect tolerability and safety of the drug. Phase 1 clinical trials for oncology indications may also evaluate preliminary evidence of clinical activity. Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, as well as identification of possible AEs and safety risks and preliminary evaluation of efficacy. Phase 3 clinical trials generally involve large numbers of patients (from several hundred to several thousand subjects) at multiple sites, in multiple countries and are designed to provide the data necessary to demonstrate the efficacy of the drug for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the drug and provide an adequate basis for physician labeling. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a drug during marketing. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA. However, in settings of rare diseases and genetically-driven cancers, regulatory flexibility is given on a case-by-case basis.

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

NDA and FDA Review Process

Following trial completion, trial data are analyzed to assess safety and efficacy. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA, along with proposed labeling for the drug and information about the manufacturing process and facilities that will be used to ensure drug quality, results of analytical testing conducted on the chemistry of the drug, and other relevant information. The NDA is a request for approval to market the drug and must contain adequate evidence of safety and efficacy, which is demonstrated by extensive preclinical and clinical testing. The application includes both negative or ambiguous results of preclinical studies and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a use of a drug, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be offered for sale in the U.S.

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

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new drug to determine whether they comply with cGMPs. The FDA will not approve the drug unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the drug within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials by inspecting the sponsor or clinical trial sites to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter or defer action on an application where required inspections cannot be conducted due to the COVID-19 pandemic. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application or request a hearing. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, accelerated approval, priority review and breakthrough therapy designation, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures. To be eligible for fast track designation, the FDA must determine, based on the request of a sponsor, that a drug is intended to treat a serious or life-threatening disease or condition and based on preclinical or preliminary clinical data demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors.

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

Pediatric Trials

A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs.

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

Marketing exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described below, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and marketing the drug for this type of disease or condition will be recovered from sales in the U.S. In the EU, the European Commission, after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products, or COMP, grants medicinal product designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU Community. In addition, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product.

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

In the EU, orphan medicinal product designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following drug or biological product approval. This period may be reduced to six years if the medicinal product designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

Regulation of Diagnostic Tests

We expect that our drug candidates may require use of a diagnostic to identify appropriate patient populations for our products. These diagnostics, often referred to as companion diagnostic tests, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. For example, we have entered into agreements with third parties to develop and commercialize companion diagnostic tests, including for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation and pralsetinib in order to identify NSCLC patients with RET fusions. In the U.S., the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, establishment registration and device listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. We expect that any companion diagnostic test developed for our drug candidates will utilize the PMA pathway.

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

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

In the European Economic Area, or EEA (which is comprised of the Member States of the EU plus Norway, Iceland and Liechtenstein), in vitro diagnostic medical devices are currently required to conform with the general safety and performance requirements of the E.U. Directive on in vitro diagnostic medical devices (Directive No 98/79/EC, as amended), however the new in-vitro diagnostics Regulation (Regulation (EU) 2017/746) will apply from 26 May 2022. Until then, manufacturers can opt to place in-vitro diagnostic devices on the market under Directive 98/79/EC or under the new Regulation if they fully comply with it. To demonstrate compliance with the general safety and performance requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices it requires the intervention of an accredited EU Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EU.

European Drug Development

In the European Union, our future drugs may also be subject to extensive regulatory requirements. As in the U.S., medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained.

Clinical Trial Approval

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, which replaced the current Clinical Trials Directive 2001/20/EC on 31 January 2022. The Clinical Trials Regulation is directly applicable in all EU Member States meaning no national implementing legislation in each EU Member State is required. It overhauls the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

European Drug Review and Approval

In the UK and the EU, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of marketing authorizations:

The centralized MA, which is issued by the European Commission through the centralized procedure, based on the opinion of the CHMP of the EMA and which is valid throughout the entire territory of the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain types of products, including medicines produced by certain biotechnological processes, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines), products designated as orphan medicinal products, and products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for drugs that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in another Member State through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the reference member state, or RMS.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the drug on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required.

European Pediatric Investigation Plan

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. If a marketing authorization is obtained and trial results are included in the product information, even when negative, the product is eligible for six-months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

European Data and Market Exclusivity

In the EU, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a biosimilar or generic application for eight years, after which a biosimilar or generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not marketed for two years. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

European Orphan Drug Designation and Exclusivity

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish: that (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five (5) in ten thousand (10,000) persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Products receiving orphan designation in the EU can receive ten years of market exclusivity, during which time no “similar medicinal product” may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication.

However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity.

Regulatory Requirements After a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

●Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
●The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
●The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

The aforementioned EU rules are generally applicable in the EEA, which consists of the EU Member States, plus Iceland, Liechtenstein and Norway.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit, and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

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

In addition to federal regulation, many states have begun to focus on efforts to regulate privacy and data security. For example, in California the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from CCPA, other personal information that we process may be subject to the CCPA and possible changes to the CCPA may broaden its scope.

EEA Member States, the UK, Switzerland and other jurisdictions have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EEA and the UK, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States, the UK and Switzerland governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA, the UK or Switzerland, data breach notifications, security and confidentiality, responding and handling data subject rights, ensuring appropriate assessments are carried out on processing operations and documented. Under these laws data protection authorities can impose substantial potential fines for breaches of the data protection obligations. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA, UK or Switzerland. Guidance on implementation and compliance practices are often updated or otherwise revised.

Coverage and Reimbursement

Sales of our drugs will depend, in part, on the extent to which our drugs will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a drug is approved, sales of the drug will depend, in part, on the extent to which third-party payors, including government health programs in the U.S. such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our drug and drug candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue. Factors payors consider in determining reimbursement are based on whether the product is:

•a covered benefit under its health plan;

•safe, effective and medically necessary;

•appropriate for the specific patient;

•cost-effective; and

•neither experimental nor investigational.

Further, due to the ongoing COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our drugs.

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

In addition, other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.

In March 2010, the Affordable Care Act became law in the United States. The goal of the Affordable Care Act is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The Affordable Care Act, among other things, increases minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70%, effective January 1, 2019, by the Bipartisan Budget Act of 2018) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the Affordable Care Act. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the Affordable Care Act will impact our business.

Prior to the Biden administration, on October 13, 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. The former Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the Affordable Care Act have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating these subsidies, but on October 25, 2017, a federal judge in California denied their request for a restraining order. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid cost-sharing reduction, or CSR, payments for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors who argued the payments were owed to them. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. While any legislative and regulatory changes will likely take time to develop, and may or may not have an impact on the regulatory regime to which we are subject, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

•On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

•On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

•On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a

National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal drugs for which their national health insurance systems provide reimbursement and to control the prices of medicinal drugs for human use. A member state may approve a specific price for the medicinal drug or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal drug on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical drugs will allow favorable reimbursement and pricing arrangements for any of our drugs. Historically, drugs launched in the European Union do not follow price structures of the U.S. and generally tend to be significantly lower.

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

We may be subject to federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

Additionally, we may be subject to analogous state and foreign laws and regulations, such as state anti-kickback, false claims laws, consumer protection, and unfair competition laws, which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales, and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance that otherwise restricts payments that may be made to healthcare providers and other potential referral sources, require drug manufacturers to report information related to pricing and marketing information, such as the tracking and reporting of gifts, compensations, and other remuneration and items of value provided to physicians and other healthcare providers and entities, require the registration of pharmaceutical sales representatives, and restrict marketing practices or require disclosure of marketing expenditures. State and foreign laws also govern the privacy and security of health information in certain circumstances. Such data privacy and security laws may differ from one another in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In the U.S., to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. PAPs are regulated by and subject to guidance from CMS OIG. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. It is unclear how the outcome of this litigation will affect the rule.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. In November 2020, the OIG issued a Fraud Alert highlighting its view that pharmaceutical promotional speaker programs can pose a high risk of fraud and abuse. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, individual imprisonment, disgorgement, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, as well as additional oversight, and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs, which may also adversely affect our business. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company's attention from the business. Additionally, we may be subject to analogous state and foreign laws and regulations, such as state anti-kickback, false claims laws, consumer protection, and unfair competition laws, which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales, and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance that otherwise restricts payments that may be made to healthcare providers and other potential referral sources, require drug manufacturers to report information related to pricing and marketing information, such as the tracking and reporting of gifts, compensations, and other remuneration and items of value provided to physicians and other healthcare providers and entities, require the registration of pharmaceutical sales representatives, and restrict marketing practices or require disclosure of marketing expenditures. State and foreign laws also govern the privacy and security of health information in certain circumstances. Such data privacy and security laws may differ from one another in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In the U.S., to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. PAPs are regulated by and subject to guidance from CMS OIG. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. It is unclear how the outcome of this litigation will affect the rule.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. In November 2020, the OIG issued a Fraud Alert highlighting its view that pharmaceutical promotional speaker programs can pose a high risk of fraud and abuse. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, individual imprisonment, disgorgement, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, as well as additional oversight, and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs, which may also adversely affect our business. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company's attention from the business.

Human Capital Resources

We provide an inclusive, collaborative and safe work environment for our employees, who enjoy innovative work and development opportunities. As of January 31, 2022, we had 495 full- and part-time employees globally, approximately 461 of whom are employed in the U.S. and approximately 34 are employed in foreign countries. Of those employees, 278 are engaged in research and development activities and 219 hold Doctorate or Master’s degrees. To allow us flexibility in meeting varying workflow demands, we also engage consultants and temporary workers when needed.

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

Note on the COVID-19 Pandemic

The ongoing COVID-19 pandemic is having widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. We are closely monitoring the impact of the pandemic, the identification of new variants of the COVID-19 virus and related developments, and our focus remains on promoting employee health and safety when continuing to advance the research and development of our drug candidates and to deliver our approved drugs to patients in need. For discussion regarding the impact of the COVID-19 pandemic on our business and financial results, see “Risk Factors” in Part I, Item 1A and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

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

Item 1A. Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. We believe the risks described below include risks that are material to us as well as other risks that may adversely affect our business, financial condition, results of operations and growth prospects. Please see review the discussion regarding some of the forward-looking statements that are qualified by these risk factors contained elsewhere in this Annual Report on Form 10-K. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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
●unforeseen costs and expenses associated with maintaining an independent sales and marketing organization; and
●delays or disruptions to sales and marketing activities, including due to the ongoing COVID-19 pandemic.

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

The precise incidence and/or prevalence for SM, RET-altered cancers, EGFR-mutated NSCLC, CCNE aberrant cancers and GIST are unknown. Our projections of the number of people who have these diseases, the frequency of the genetic alterations targeted by our drugs and drug candidates and the subset of patients who have the potential to benefit from our treatment options are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or third-party market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our approved drugs and drug candidates may be limited or may not be amenable to treatment with our precision therapies.

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

We are developing BLU-701 and BLU-945 for treatment-resistant EGFR-mutated NSCLC, which, if approved, will face competition from AstraZeneca plc’s osimertinib and aumolertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRX, Inc. and approved in China. In addition, BLU-701 and BLU-945 may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Allist Pharmaceuticals, Arrivent Biopharma, Inc., Betta Pharmaceuticals, Black Diamond Therapeutics, Inc., Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., Centessa Pharmaceuticals plc, C4 Therapeutics, Inc., Daiichi Sankyo Company, Limited, Janssen Pharmaceuticals, Inc., Kanaph Therapeutics, Theseus Pharmaceuticals, Inc.

We are developing BLU-451 for EGFR exon 20 insertion-positive NSCLC, which, if approved, will face competition from Janssen Pharmaceuticals, Inc. and Takeda Pharmaceuticals. In addition, BLU-451 may face competition from drug candidates in development for EGFR exon 20 insertion-positive NSCLC, including those being developed by Abbisko Therapeutics Co., Ltd., Bayer AG, Black Diamond Therapeutics, Inc., Centessa Pharmaceuticals plc, Cullinan Oncology, Inc., Daiichi Sankyo Company, Limited, Dizal Pharmaceutical Co. Ltd., Shenzhen Forward Pharmaceutical Co., Ltd., Shanghai Junshi Biosciences Co., Ltd., Oric Pharmaceuticals, Inc., and Scorpion Therapeutics, Inc.

We are developing BLU-222 for cyclin E aberrant cancers, which, if approved, will face competition from indication-specific therapies such as Genentech’s bevacizumab, AstraZeneca and Merck’s olaparib, Clovis Oncology’s rucaparib, GSK’s niraparib, Merck’s pembrolizumab, and Eisai’s lenvatinib. In addition, BLU-222 may face competition from drug candidates in development for cyclin E aberrant cancers, including those being developed by ARC Therapeutics, Inc., Cedilla Therapeutics, Inc., Cyclacel Pharmaceuticals Inc., Monte Rosa Therapeutics, Inc., Nuvation Bio, Inc., Regor Therapeutics Inc., Pfizer Inc., AstraZeneca plc, Zentalis Pharmaceuticals, Inc. and Repare Therapeutics, Inc.

We are developing BLU-852 for advanced cancers susceptible to MAP4K1 inhibition, which, if approved, will face competition from immuno-oncology products, including those developed by Bristol-Myers Squibb Company, Merck & Co., Inc., Regeneron Pharmaceuticals, Inc., Sanofi S.A., and AstraZeneca plc. In addition, BLU-852 may face competition from drug candidates in development for advanced cancers susceptible to MAP4K1 inhibition, including those being developed by Treadwell Therapeutics, Inc., BeiGene Ltd., Nimbus Therapeutics, LLC and MingMed Biotechnology Co., Ltd.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drugs and drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostic tests. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostic tests. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into agreements to develop and/or commercialize companion diagnostic tests with third parties, including for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, and pralsetinib in order to identify NSCLC patients with RET fusions and MTC patients with RET mutations. We have limited experience in the development and commercialization of companion diagnostic tests with third parties and may not be successful in developing and commercializing appropriate companion diagnostic tests with third parties to pair with our approved drugs or drug candidates that receive marketing approval. In addition, current commercially available diagnostic tests may become unavailable in the future. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the U.S. as medical devices and require separate regulatory clearance or approval prior to commercialization. We are relying on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize the companion diagnostic tests, including for avapritinib and pralsetinib, and we expect to rely in whole or in part on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize any other companion diagnostic tests for current and future drug candidates. We and our collaborators may encounter difficulties in developing and obtaining clearance or approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic test that we may seek to develop:

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

Our ability to generate substantial drug revenues, if ever, will depend heavily on the successful development and commercialization of our drugs and drug candidates. Each of our drug candidates will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, substantial investment and significant marketing efforts before we generate substantial revenues from sales for those drug candidates, if approved. In addition, for some of our drug candidates, in order to select patients most likely to respond to treatment and rapidly confirm mechanistic and clinical proof-of-concept, or to identify appropriate patients for our drugs or drug candidates for which we obtain approval, we may be required or we may seek to develop companion diagnostic tests, which are assays or tests to identify an appropriate patient population. Companion diagnostic tests are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our approved drugs and drug candidates will depend on several factors, including the following:

●successful enrollment in, and initiation and completion of, clinical trials, including our ongoing and planned clinical trials for our drugs and drug candidates;
●successful initiation and completion of preclinical studies for our other drug candidates;
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

Our drug candidates and any companion diagnostic tests related to our approved drugs or drug candidates, including the companion diagnostic tests that we are developing or have developed for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, and pralsetinib in order to identify NSCLC patients with RET fusions and MTC patients with RET mutations, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We may also need marketing clearance or approval for any related companion diagnostic tests, including the companion diagnostic tests that we are developing for avapritinib and pralsetinib.

We expect to rely on third-party CROs and/or regulatory consultants to assist us in filing and supporting the applications necessary to gain regulatory approvals. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Should FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, if approval is obtained at all, both in the U.S. and abroad is expensive, may take many years if additional clinical trials are required and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA for a drug candidate, pre-market approval, or PMA, application for a companion diagnostic test or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. We currently have multiple marketing applications for our drug candidates under review across the world.

Our drug candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication or a related companion diagnostic test is suitable to identify appropriate patient populations;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

●	the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere;
●	the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
●	delays or disruptions impacting the FDA or comparable foreign regulatory authorities due to the ongoing COVID-19 pandemic.

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

Undesirable side effects caused by any of our approved drugs or drug candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, it is likely that there may be side effects associated with the use of our drugs and drug candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drugs or drug candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, our approved drugs and drug candidates could cause undesirable side effects in preclinical studies or clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our drugs or drug candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

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

Similarly, in the EU, the European Commission grants orphan medicinal product designation after receiving the opinion of the European Medicines Agency, or EMA, Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five (5) in ten thousand (10,000) persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the drug would be a significant benefit to those affected). In addition, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug. In the EU, orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the U.S. and ten years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

At any time and for any reason, we may determine that one or more of our discovery programs or preclinical or clinical drug candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or drug candidate. Accordingly, we may choose not to develop a potential drug candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or preclinical or clinical drug candidates or programs. If we suspend, deprioritize or terminate a program or drug candidate in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or drug candidates.

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

Our ability to commercialize any drugs and drug candidates successfully also will depend in part on the extent to which coverage and reimbursement for these drugs and drug candidates and related treatments will be available from government authorities, private health insurers and other organizations. In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize additional products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other products that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for any drug candidate that we commercialize and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval. Further, due to the ongoing COVID-19 pandemic, many individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products. It is unclear what effect, if any, American Rescue Plan and other government efforts to expand coverage will have on the number of covered individuals. See section entitled “Business – Coverage and Reimbursement.”

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

The United States has enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current drug candidates or any future drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. See section entitled “Business – Coverage and Reimbursement.”

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

Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including but not limited to, the federal healthcare Anti-Kickback Statute, the False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Physician Payment Sunshine Act, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, the federal false statements statute, federal consumer protection and unfair competition laws and similar state and foreign laws and regulations that may regulate the business or financial arrangements and relationships through which we market, sell and distribute our drugs. The number and complexity of federal, state, and foreign laws continue to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. See section entitled “Business – Other Healthcare Laws.”

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

In some countries, particularly countries in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

We commenced operations in April 2011 and we have focused substantially all of our efforts and financial resources to date on organizing and staffing our company, business planning, raising capital, establishing our intellectual property building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, conducting preclinical studies and clinical development for our drug candidates, commencing pre-commercial activities and the commercial launches for AYVAKIT/AYVAKYT and GAVRETO, and producing the active pharmaceutical ingredient, or API, drug substance and drug product material for use in preclinical studies and clinical trials for our drug candidates and commercial sale of our approved drugs.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through December 31, 2021, we have received an aggregate of $3.0 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $996.3 million in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai, our license agreement with Clementia and our former collaboration with Alexion. In addition, since January 2020, we also have generated revenue through sales of our drug products.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net loss was $644.1 million for the year ended December 31, 2021. Our net income was $313.9 million for the year ended December 31, 2020 primarily due to the collaboration revenue recorded under our collaboration with

Roche for pralsetinib, and our net loss was $347.7 million for the year ended December 31, 2019. As of December 31, 2021, we had an accumulated deficit of $1,275.4 million.

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
●the costs of securing manufacturing, packaging and labeling arrangements for development activities and commercial production, including API, drug substance and drug product material for use in preclinical studies, clinical trials, our compassionate use program and for use as commercial supply , as applicable;
●the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including seeking marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies;
●the success of our collaborations with Roche, CStone and Zai Lab and our license agreement with Clementia, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Roche, CStone and Zai Lab and the license agreement with Clementia, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We have entered into collaborations and licenses with Roche, CStone, Zai Lab and Clementia, for the development and commercialization of several of our drugs and drug candidates, and may enter into additional collaborations and licenses with other third parties in the future. The success of these arrangements will depend heavily on the efforts and activities of our collaborators and licensing partners. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. In some situations, we may not be able to influence our collaboration partners’ decisions regarding the development and collaboration of our partnered drugs and drug candidates, and as a result, our collaboration partners may not pursue or prioritize the development and commercialization of those partnered drugs and drug candidates in a manner that is in our best interest. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement or result in litigation or arbitration, which would be time-consuming and expensive. Licensors generally have sole discretion in determining the efforts and resources that they will apply to the licensed products.

Collaborations and licenses with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. For example, in the fourth quarter of 2017, Alexion terminated our collaboration related to fibrodysplasia ossificans progressiva for convenience following a strategic review by Alexion of its research and development portfolio. Any termination or expiration of our collaboration or license agreements with Roche, CStone, Zai Lab or Clementia, or of any future collaboration or license agreement, could adversely affect us financially or harm our business reputation.

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

We contract with third parties for the manufacture of our approved drugs and drug candidates, including for preclinical, clinical and commercial supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our approved drugs or drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities or personnel. We rely, and expect to continue to rely, primarily on third parties for the manufacture of our drug candidates for preclinical development and clinical testing, as well as for the commercial manufacture of our current and future drugs. This reliance on third parties increases the risk that we will not have sufficient quantities of our drugs or drug candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Any of our drugs and drug candidates that we may develop may compete with other approved drugs and drug candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In March 2020, the U.S. enacted the CARES Act in response to the U.S. COVID-19 pandemic. Throughout the ongoing COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan in place that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection.

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

For all of our drug candidates, we may from time to time explore opportunities to identify and qualify additional manufacturers to provide such API, drug substance and drug product prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers. In addition, we currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for our approved drugs and clinical-stage drug candidates through 2022. However, the ongoing COVID-19 pandemic could adversely impact our suppliers and result in delays or disruptions in our current or future supply chain.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the U.S. and other countries for our drugs and drug candidates and our core technologies, including our novel target discovery engine and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary compounds, as well as the use of these compounds in the treatment of diseases, formulations, solid state forms, and manufacturing processes and other technologies, inventions and improvements that are important to the development and implementation of our business. We also rely on copyright, trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own or license patents and patent applications that relate to our approved drugs AYVAKIT® (avapritinib) and GAVRETO® (pralsetinib) and our drug candidates fisogatinib, BLU-263, BLU-945, BLU-701, BLU-451 and BLU-222. We also own or license patents and patent applications relating to other compounds that are inhibitors of KIT and PDGFRA, FGFR4, RET, EGFR and CDK2, as well as methods of use, formulations, solid state forms, and manufacturing processes. The issued U.S. patent directed to AYVAKIT® composition of matter has a statutory expiration date in 2034, the issued U.S. patent directed to GAVRETO® composition of matter has a statutory expiration date in 2036.

As of January 31, 2022, the patent portfolio for our KIT and PDGFRA program, including AYVAKIT® and BLU-263 contains 12 issued U.S. patents, 16 issued foreign patents, including one European patent validated in 38 countries, four pending U.S. non-provisional patent applications, three pending U.S. provisional applications, four pending PCT international patent applications and 51 pending foreign patent applications. The patents that have issued or will issue covering our KIT and PDGFRA program will have a statutory expiration date between 2034 and 2042. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

As of January 31, 2022, the patent portfolio for our RET program, including GAVRETO® contains seven issued U.S. patents, five pending U.S. non-provisional patent applications, two U.S. provisional patent applications, three pending PCT international applications, 58 pending foreign patent applications and nine issued foreign patents. The patents that have issued or will issue covering our RET program will have a statutory expiration date between 2036 and 2042. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

As of January 31, 2022, the patent portfolio for our FGFR4 program, including fisogatinib contains nine issued U.S. patents, two pending U.S. non-provisional patent applications, one pending PCT international application, 21 pending foreign patent applications and 29 issued foreign patents. The patents that have issued or will issue covering our FGFR4 program will have a statutory expiration date between 2033 and 2040. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

As of January 31, 2022, the patent portfolio for our EGFR program, including BLU-945, BLU-701, and BLU-451 contains one issued U.S. patent, one pending U.S. non-provisional patent application, 13 pending U.S. provisional applications, four pending PCT international patent applications and 14 pending foreign patent applications and two issued foreign patents, including one European patent validated in 6 countries directed to our EGFR program, including BLU-945, BLU-701, and BLU-451. The patents that have issued or will issue covering our EGFR program will have a statutory expiration date between 2034 and 2042. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

As of January 31, 2022, the patent portfolio for our CDK2 program, including BLU-222 contains three pending U.S. provisional applications. The patents that will issue covering our CDK2 program will have a statutory expiration date of 2042. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patents and patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of January 31, 2022, the patent portfolio directed to our platform contains eight issued U.S. patents, six pending U.S. non-provisional patent applications, three pending European Union patent applications and six issued European patents. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our current and future drugs and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our drugs, drug candidates and technology, including interference proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our drugs are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to small molecule therapeutics. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of patents owned by third parties that have generic composition of matter, method of inhibition and method of treatment claims that may cover fisogatinib or generic method of treatment claims that may cover pralsetinib. If the claims of any of these third-party patents are asserted against us, we do not believe fisogatinib, pralsetinib or our proposed activities related to such compounds would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, and courts or patent offices in the U.S. and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

We are highly dependent on the research and development, clinical, commercial, business development, financial and legal expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of our executive officers may terminate their employment with us at any time. In addition, insurance coverage is increasingly expensive, including with respect to directors and officers liability insurance, or D&O insurance. We may not be able to maintain D&O insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise. An inability to secure and maintain D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of January 31, 2022, we had 495 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Political development can also lead to uncertainty to regulations and rules that may materially affect our business. For example, as the UK regulatory system is now independent from the EU, Brexit could result in the UK significantly altering its regulations affecting the clearance or approval of our drug or drug candidates that are developed in the UK. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our drug candidates receive regulatory approval in the UK, as compared to the European Union and elsewhere.

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

Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. Notably, for example, on May 25, 2018, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR, took effect. The GDPR applies to any company established in the EEA as well as any company outside the EEA that collects or otherwise processes personal data in connection with the offering goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. The GDPR imposes additional obligations and risk upon our business and substantially increase the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EEA.

Further, European data protection laws also prohibit the transfer of personal data from the EEA and Switzerland to third countries that are not considered to provide adequate protections are provided for personal data, including the U.S. With regard to transfers of personal data from the EEA, transfers to third countries that have not been approved as “adequate” are prohibited unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses, or SCCs, approved by the European Commission or binding corporate rules, or a derogation applies. In 2020, the Court of Justice of the European Union, or the CJEU, deemed that transfers made pursuant to the EU SCCs and other alternative transfer mechanisms, including binding corporate rules, need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether these transfer mechanisms will face additional challenges. European regulators have issued recent guidance following the CJEU case that imposes significant new diligence requirements on transferring data outside the European Union, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country transferred. If essentially equivalent protections are not available in the destination country, the exporting entity must then assess if supplemental measures can be put in place that, in combination with the chosen transfer mechanism, would address the deficiency in the laws and ensure that essentially equivalent protection can be given to the data.

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

Further, in addition to existing European data protection law, the European Union also is considering another draft data protection regulation. The proposed regulation, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. The Draft Regulation is still the subject of negotiations between the Council of the European Union and the European Parliament. An update is expected in 2022. The aim is for the Draft Regulation to be in force some time in 2023. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, as well as obligations and restrictions on the processing of data from an end-user’s terminal equipment, which may negatively impact our product offerings and our relationships with our customers.

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

As another prominent example, we are also subject to data protection regulation in the UK. Following the UK’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the UK and EU as of January 1, 2021, the GDPR has been incorporated into UK domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019, or the UK GDPR. United Kingdom-based organizations doing business in the European Union will need to continue to comply with the GDPR. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK data protection authority has issued draft guidance on a mechanism governing transfers of personal data from UK to third countries, which incorporates the EU SCCs through an addendum. The aim is for the guidance to be finalised in the first half of 2022. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

In addition to European data protection requirements, we are subject to the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposes sweeping privacy and security obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unredacted or unencrypted personal information. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The CCPA became enforceable as of July 1, 2020, but there continues to be uncertainty about how the law will be interpreted and enforced.

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

With the CPA, Colorado became the third state to enact a comprehensive privacy law but it is quite possible that other states will follow suit and bills have been proposed in many states. We expect anticipate that more states to may enact legislation similar to the CCPA and the other recent consumer privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the U.S. and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. In addition, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 eliminates the once available option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years. The U.S. Congress is considering legislation that would defer the amortization requirement to future periods; however, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not repealed or modified, it will have a material impact on our cash flows beginning in 2022.

Risks Related to Our Common Stock

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through February 15, 2022. As a result of this volatility, our stockholders could incur substantial losses.

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

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. For example, In July 2020, we entered into a sales agreement with Cowen through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $250.0 million, subject to the terms and conditions of the sales agreement. In the year ended December 31, 2020, we issued and sold 1,784,926 shares of our common stock under the sales agreement at an average price of $112.05 per share for net and gross proceeds of $194.7 million and $200.0 million, respectively. We did not sell any shares of common stock under the sales agreement during the year ended December 31, 2021. If we seek authorization to sell additional shares of common stock under the sales agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2021, we had federal net operating loss carryforwards of approximately $872.6 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. In addition, pursuant to the TCJA, we may not use net operating loss carry-forwards generated in taxable years beginning after December 31, 2017 to reduce our taxable income in any year beginning after December 31, 2020 by more than 80%, and we may not carry back any net operating losses to prior years. These rules apply regardless of the occurrence of an ownership change.

With respect to the net operating losses and research and development tax credit carryforwards acquired from the acquisition of Lengo, the Company has not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since Lengo’s formation. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited and in turn, may not be able to take full advantage of these carryforwards for U.S. federal or state income tax purposes.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located at 45 Sidney Street in Cambridge, Massachusetts where we occupy approximately 139,216 rentable square feet of office and laboratory space under a lease that will expire on November 30, 2029, unless terminated sooner.

We also lease approximately 39,000 rentable square feet at our former corporate headquarters at 38 Sidney Street in Cambridge, Massachusetts under a lease that was extended on December 15, 2021. The extended lease will expire on November 30, 2029. Since the first quarter of 2018, we have subleased these premises, and the term of the existing subleases will expire on February 28, 2022 and September 30, 2022.

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

Holders

As of January 31, 2022, there were approximately 11 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2015 through December 31, 2021. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on December 31, 2015, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

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

Information pertaining to fiscal year 2019 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 on pages 86 through 107 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2021.

Overview

We are a global precision therapy company that is inventing life-changing medicines for people with cancer and blood disorders. Applying an approach that is both precise and agile, we create therapies that selectively target genetic drivers, with the goal of staying one step ahead across stages of disease. Since 2011, we have leveraged our research platform, including expertise in molecular targeting and world-class drug design capabilities, to rapidly and reproducibly translate science into a broad pipeline of precision therapies. Today, we are delivering our approved medicines, AYVAKIT®/AYVAKYT® (avapritinib) and GAVRETO® (pralsetinib), to patients in the U.S. and Europe, and we are globally advancing multiple programs for SM, lung cancer and other genomically defined cancers, and cancer immunotherapy.

Our drug discovery approach combines our biological insights with our proprietary compound library and chemistry expertise to design highly selective and potent precision therapies, with the goal of delivering significant and durable clinical benefit to patients based on the genetic driver of their disease. This uniquely targeted, scalable approach is designed to empower the rapid design and development of new treatments and increase the likelihood of success. In addition, our business model integrates our research engine with robust clinical development and commercial capabilities in oncology and hematology to create a cycle of innovation.

Systemic Mastocytosis and other Mast Cell Disorders — AYVAKIT/AYVAKYT (avapritinib) and BLU-263

Avapritinib

We are developing and commercializing avapritinib for the treatment of advanced SM, and developing avapritinib for the treatment of non-advanced SM. SM is a rare hematologic disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and, in advanced forms of the disease, organ dysfunction and failure. Nearly all cases of SM are driven by the KIT D816V mutation, which aberrantly activates mast cells.

In June 2021, the FDA approved avapritinib under the brand name AYVAKIT for the treatment of adult patients with advanced SM, including ASM, SM-AHN, and MCL. In January 2022, the CHMP of the EMA adopted a positive opinion recommending marketing authorization for avapritinib as a monotherapy for the treatment of adult patients with ASM, SM-AHN or MCL, after at least one systemic therapy. Pending the European Commission’s final decision on our MAA, we anticipate obtaining regulatory approval from the EMA and launching avapritinib under the brand name AYVAKYT for advanced SM in Europe in the second quarter of 2022.

In addition, through our distribution agreement with Neopharm Israel Ltd., a marketing authorization application in Israel was submitted in June 2021 for avapritinib for patients with advanced SM and PDGFRA exon 18 mutant GIST. In the future, we plan to pursue the regulatory approval and commercialization of avapritinib in additional global geographies, including through additional potential distribution agreements.

We are evaluating avapritinib in an ongoing registration-enabling Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and an ongoing registration-enabling Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial. In April 2021, we presented registration-enabling data from the PATHFINDER trial at the virtual AACR Annual Meeting.

In addition, we are evaluating avapritinib in an ongoing registration-enabling Phase 2 clinical trial in non-advanced SM, which we refer to as our PIONEER trial. In January 2022, we announced that the PIONEER trial was fully enrolled. We plan to report top-line data for Part 2 of the PIONEER trial in mid-2022 and to submit an sNDA to the FDA for avapritinib in non-advanced SM in the second half of 2022.

The FDA has granted breakthrough therapy designation to avapritinib for (i) the treatment of advanced SM, including the subtypes of ASM, SM-AHN and MCL, and (ii) the treatment of moderate to severe indolent SM. In addition, the FDA has granted orphan drug designation to avapritinib for the treatment of mastocytosis, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of mastocytosis.

BLU-263

We are developing BLU-263, an investigational, orally available, potent and highly selective KIT inhibitor, for the treatment of non-advanced SM and other mast cell disorders. BLU-263 is designed to have equivalent potency as avapritinib, with low off-target activity and lower CNS penetration relative to avapritinib based on preclinical data, which we believe will enable development of BLU-263 in a broad population of patients with non-advanced SM, including patients with lower disease burden and potentially patients with other mast cell disorders.

In April 2021, we presented results from a Phase 1 trial of BLU-263 in healthy volunteers at the virtual AACR Annual Meeting, which showed that BLU-263 was well-tolerated at all doses tested. Based on these data, we initiated the Phase 2/3 HARBOR trial of BLU-263 in patients with non-advanced SM in the second quarter of 2021. We anticipate presenting initial data from the HARBOR trial in the second half of 2022.

RET-Altered Cancers — GAVRETO® (pralsetinib)

We are developing and commercializing pralsetinib for the treatment of RET fusion-positive NSCLC, and for the treatment of RET-altered thyroid carcinoma, including MTC. We are also developing pralsetinib for the treatment of other RET-altered solid tumors. We have granted exclusive licenses to Roche and CStone to develop and commercialize pralsetinib in their respective territories. See “—Collaborations and Licenses Summary” below.

Pralsetinib received accelerated approval in the U.S. under the brand name GAVRETO for the treatment of (i) adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA approved test, (ii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant MTC who require systemic therapy, and (iii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate).

In November 2021, Roche announced that the European Commission granted conditional marketing authorization for GAVRETO as a monotherapy for the treatment of adults with RET fusion-positive advanced NSCLC not previously treated with a RET inhibitor. Roche submitted a Type II variation MAA to the EMA for pralsetinib for RET-altered thyroid cancers in December 2021, as well as marketing applications for pralsetinib for RET-altered NSCLC and thyroid cancers across multiple global geographies in 2021. Marketing applications are planned for pralsetinib for RET-altered NSCLC and thyroid cancers across additional global geographies in 2022.

In March 2021, China’s NMPA approved GAVRETO for the treatment of RET fusion-positive NSCLC patients previously treated with platinum-based chemotherapy. In April 2021, China’s NMPA accepted CStone’s new drug application, or NDA, with Priority Review designation, for pralsetinib for the treatment of RET-mutant MTC and RET fusion-positive thyroid cancer.

We are currently evaluating pralsetinib in an ongoing registration-enabling Phase 1/2 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as the ARROW trial. In addition, Roche is conducting multiple ongoing studies, including a registration-enabling Phase 3 clinical trial in treatment-naïve patients with RET fusion-positive NSCLC, which is referred to as the ACCELERET-Lung trial; and a registration-enabling Phase 3 clinical trial in patients with locally advanced or metastatic RET-mutated MTC who have not previously received a standard of care multi-kinase inhibitor therapy, which is referred to as the ACCELERET-MTC trial. In June 2021, we reported updated data from the ARROW trial in metastatic RET fusion-positive NSCLC and other advanced solid tumors at the 2021 ASCO Annual Meeting. The ARROW trial was fully enrolled in December 2021. Pursuant to our collaboration with Roche, we are co-developing pralsetinib globally in RET-altered solid tumors, including NSCLC, MTC and other thyroid cancers, as well as other solid tumors.

The FDA has granted breakthrough therapy designation to pralsetinib for (i) the treatment of patients with RET fusion-positive NSCLC that has progressed following platinum-based chemotherapy, and (ii) the treatment of patients with RET mutation-positive MTC that requires systemic treatment and for which there are no acceptable alternative treatments. In addition, the FDA has granted orphan drug designation to pralsetinib for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC.

PDGFRA-Driven Gastrointestinal Stromal Tumors — AYVAKIT/ AYVAKYT (avapritinib)

We are commercializing avapritinib for the treatment of patients with PDGFRA exon 18 GIST, a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract. Avapritinib is approved in the U.S. under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and is approved in Europe with conditional marketing authorization under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring a PDGFRA D842V mutation.

In March 2021, CStone announced that China’s NMPA approved AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. AYVAKIT received accelerated approval in April 2021 from the TFDA and approval in Hong Kong in December 2021, both for adults with unresectable or metastatic GIST harboring PDGFRA D842V mutations.

The FDA has granted breakthrough therapy designation for avapritinib for the treatment of unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In addition, the FDA has granted orphan drug designation to avapritinib for the treatment of GIST, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST.

EGFR-Mutated NSCLC — BLU-701, BLU-945 and BLU-451

We are developing three investigational EGFR inhibitors, BLU-701, BLU-945 and BLU-451, which was formerly known as LNG-451, with the goal of addressing the nearly all activating mutations (>90 percent) in EGFR-driven NSCLC. The introduction of EGFR-targeted therapies, including osimertinib, has transformed the care of patients with EGFR-driven NSCLC; however, there remains a significant need for new treatment options designed to prevent a broad range of resistance mechanisms before they emerge, with the goal of prolonging patient benefit. In addition, there are no approved targeted therapies for patients with disease progression following osimertinib, and limited treatment options for patients with EGFR exon 20 insertion-positive NSCLC.

BLU-701 and BLU-945 were specifically designed to provide comprehensive coverage of common activating and on-target resistance mutations, spare wild-type EGFR and other kinases to limit off-target toxicities, and treat or prevent CNS metastases, which occur frequently in patients with EGFR-driven NSCLC. We believe these profiles may enable BLU-701 and BLU-945 to become the backbones of a range of combination strategies with the potential to address important medical needs for patients with EGFR-driven NSCLC, including in early line treatment settings. We plan to develop BLU-701 and BLU-945 in combination with each other and other therapies, including osimertinib, as an initial treatment designed to prevent resistance from emerging. In addition, we plan to develop BLU-701 and BLU-945 as monotherapies in certain biomarker-selected patient populations.

In December 2021, we completed our acquisition of Lengo Therapeutics, Inc., along with its lead compound LNG-451, which we now refer to as BLU-451. BLU-451 is an oral precision therapy in development for the treatment of NSCLC in patients with EGFR exon 20 mutations.

EGFR-Positive NSCLC — BLU-701

BLU-701 is a selective and potent investigational inhibitor of EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired C797S mutation, the most common on-target resistance mutation to osimertinib. In preclinical data presented at the virtual AACR Annual Meeting in April 2021, BLU-701 showed strong and durable inhibition of tumor growth at doses that are EGFR wild-type sparing, and the potential to be used in both first- and second-line settings. BLU-701 indicated significant CNS penetration in preclinical models, with comparable exposure in the plasma and brain, which illustrates its potential to treat or prevent CNS metastases in patients with EGFR-driven tumors. Based on these preclinical data, we initiated a Phase 1/2 trial of BLU-701 in EGFR-

mutant NSCLC, which we refer to as our HARMONY trial, in the fourth quarter of 2021. We plan to present initial clinical data from the HARMONY trial in the second half of 2022.

EGFR-Positive NSCLC — BLU-945

BLU-945 is a selective and potent investigational inhibitor of EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired T790M and C797S mutations, the most common on-target resistance mutations to first-generation EGFR inhibitors and osimertinib, respectively. In preclinical data presented at the virtual AACR Annual Meeting in April 2021, BLU-945 demonstrated potent antitumor activity in osimertinib-resistant tumor models, as well as activity in an intracranial patient-derived xenograft model. Both preclinical models harbored activating mutations combined with the T790M and C797S mutations. Based on these preclinical data, we initiated a Phase 1/2 trial of BLU-945 in patients with EGFR-driven NSCLC, which we refer to as our SYMPHONY trial, in the second quarter of 2021. We plan to present initial clinical data from the SYMPHONY trial in the second quarter of 2022.

EGFR-Positive NSCLC — Combinations with BLU-701 and/or BLU-945

Based on their differentiated selectivity profiles and potency against on-target EGFR activating and resistant mutants, we believe BLU-701 and BLU-945 have the potential to become backbone therapies for a range of combination strategies for EGFR-positive NSCLC across multiple treatment lines, potentially including combinations of BLU-701 or BLU-945 with other EGFR therapies or treatment modalities, as well as BLU-701 and BLU-945 together. In preclinical data presented at the virtual AACR Annual Meeting in April 2021, the combination of BLU-945 with either gefitinib or osimertinib showed enhanced antitumor activity when compared with either gefitinib or osimertinib alone. At the BTOG Annual Conference in January 2022, we reported preclinical data supporting the development of BLU-701 and BLU-945 combination therapy in EGFR-driven NSCLC. Based on these results, we plan to develop BLU-701 and BLU-945 in combination with each other and other agents.

EGFR Exon 20 Insertion-Positive NSCLC — BLU-451

BLU-451 is a selective and potent investigational inhibitor under development for the treatment of EGFR exon 20 insertion-positive NSCLC. Based on preclinical data, BLU-451 potently inhibited all common EGFR exon 20 insertion variants with marked selectivity over wild-type EGFR and off-target kinases, and has shown significant CNS penetration. We recently received clearance for an IND application for BLU-451 for EGFR exon 20 insertion-positive NSCLC. In the first quarter of 2022, we plan to initiate a Phase 1/2 trial of BLU-451 in EGFR exon 20 insertion-positive NSCLC, and we expect to present preclinical data for BLU-451 in the second quarter of 2022.

Cyclin E Aberrant Cancers — BLU-222

We are developing an investigational inhibitor, BLU-222, targeting CDK2 for the treatment of patients with cyclin E aberrant cancers. In subsets of patients across multiple cancer types, aberrant CCNE1 hyperactivates CDK2, resulting in cell cycle dysregulation and tumor proliferation. Aberrant CCNE1 has been observed as a primary driver of disease, as well as a mechanism of resistance to CDK4/6 inhibitors and other therapies

At the virtual AACR Annual Meeting in April 2021, we presented preclinical data showing that selective CDK2 inhibition arrested the cell cycle and blocked tumor proliferation in CCNE1-amplified cell lines, and demonstrated robust and sustained antitumor activity in vivo in models of CCNE1-amplified ovarian, breast and gastric cancer. A selective CDK2 inhibitor also showed improved tolerability compared to a pan-CDK inhibitor and chemotherapy, as measured by animal body weight.

We recently received FDA clearance for an IND application for BLU-222 for cyclin E aberrant cancers. We plan to initiate a Phase 1/2 trial of BLU-222 in cyclin E aberrant cancers, which we refer to as our VELA trial, in the first quarter of 2022, and to present preclinical data for BLU-222 in the second quarter of 2022. BLU-222 is being developed as a single agent and in combination with chemotherapy in gyneocological cancers, and in combination with hormonal and the approved CDK 4/6-inhibitor ribociclib for hormone-receptor-positive, HER2-negative breast cancer.

Advanced Cancers — BLU-852

BLU-852 is a selective and potent investigational inhibitor of MAP4K1, a well-characterized immunokinase involved in the regulation of immune cells. Preclinical data presented at the virtual AACR Annual Meeting in April 2021 show that MAP4K1 inhibition enhanced intratumoral immune cell activation, overcame Treg mediated T cell suppression, and reduced tumor burden both as a monotherapy and in combination with checkpoint inhibition. These preclinical data support the continued development of BLU-852. Under our ongoing cancer immunotherapy collaboration, we expect Roche to initiate a Phase 1 trial of BLU-852, as a single agent and in combination with atezolizumab, in advanced cancers in 2023.

Fisogatinib — Hepatocellular Carcinoma

Fisogatinib is an investigational, orally available, potent and highly selective inhibitor that targets FGFR4, a kinase that is aberrantly activated in a defined subset of patients with HCC. Following a strategic evaluation of the evolving HCC treatment landscape and prioritization of resources across our broad precision therapy pipeline, we have decided to deprioritize our clinical development of fisogatinib for the treatment of advanced HCC. We have discontinued further enrollment the Blueprint Medicines-sponsored clinical trial of fisogatinib as a monotherapy and in combination with sugemalimab, an anti-PD-L1 immunotherapy being developed by CStone. CStone continues to retain development and commercial rights to fisogatinib in the CStone territory.

Discovery Platform

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations, and craft drug candidates that potently and selectively target these kinases. In addition, we plan to expand our discovery platform by building capabilities, supported by external collaborations, for targeted protein degradation of both kinase and non-kinase targets in precision oncology, with the goal of advancing transformative therapies to patients and further broadening the significant productivity of our research engine. Beyond the discovery programs described above, we have multiple pre-development candidate programs for undisclosed kinase targets. In 2022, we plan to nominate two development candidates from our discovery programs. We also plan to share our vision for our expanded discovery platform at an R&D Day in the second half of 2022.

Under our immunotherapy collaboration with Roche, we are conducting activities for up to two discovery programs, including BLU-852. See “—Collaborations and Licenses Summary” below.

Collaborations and Licenses

Roche—Immunotherapy Collaboration. In March 2016, we entered into a collaboration with Roche to discover, develop and commercialize small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy (including the kinase target MAP4K1, which is believed to play a role in T cell regulation), as single products or possibly in combination with other therapeutics.

Roche—Pralsetinib Collaboration. In July 2020, we entered into a collaboration with Roche to develop and commercialize pralsetinib for the treatment of RET-altered cancers. Under the collaboration, we and Genentech are co-commercializing GAVRETO in the U.S., and Roche has exclusive commercialization rights for pralsetinib outside of the U.S., excluding the CStone territory. We and Roche are also co-developing pralsetinib globally in RET-altered solid tumors, including NSCLC, MTC and other thyroid cancers, and expanding development of pralsetinib in multiple treatment settings.

CStone. In June 2018, we entered into a collaboration with CStone to develop and commercialize avapritinib, pralsetinib and fisogatinib, as well as back-up forms and certain other forms, in the CStone territory either as a monotherapy or as part of a combination therapy.

Clementia. In October 2019, we entered into a license agreement with Clementia Pharmaceuticals, Inc., or Clementia, a wholly-owned subsidiary of Ipsen S.A., and granted Clementia an exclusive, worldwide, royalty-bearing license to develop and commercialize BLU-782, as well as specified other compounds related to the BLU-782 program. BLU-782 is an investigational, orally available, potent and highly selective inhibitor that targets mutant ALK2 in development for the treatment of FOP. The FDA has granted a rare pediatric disease designation, orphan drug designation and fast track designation to BLU-782, each for the treatment of FOP. Clementia initiated patient dosing in a Phase 2 clinical trial of BLU-782, now referred to as IPN60130, in the first quarter of 2022.

Zai Lab. In November 2021, we entered into a collaboration with Zai Lab to develop and commercialize BLU-701 and BLU-945 for the treatment of EGFR-driven NSCLC in Greater China, including Mainland China, Hong Kong, Macau and Taiwan. The collaboration aims to accelerate and expand global development of BLU-701 and BLU-945.

Mergers & Acquisitions Summary

Lengo Therapeutics. In December 2021, we completed our acquisition of Lengo Therapeutics, Inc., along with its lead compound LNG-451, now known as BLU-451, which is in development for the treatment of NSCLC in patients with EGFR exon 20 insertion mutations. The acquisition also brought additional undisclosed preclinical precision oncology programs and research tools, including a catalog of covalent, highly brain penetrant kinase inhibitors that we plan to add to our proprietary compound library to further enable future drug discovery efforts.

We will continue to evaluate additional collaborations, acquisitions, partnerships and licenses that could maximize the value of our programs and allow us to leverage the expertise of strategic collaborators, partners and licensors, including in additional geographies where we may not have current operations or expertise. We are also focused on engaging in collaborations, acquisitions, partnerships and license agreements to capitalize on or expand our discovery platform.

Note on the COVID-19 Pandemic

Due to the continued evolution and uncertain global impacts of the ongoing COVID-19 pandemic, and the identification of new variants of COVID-19, we cannot precisely determine or quantify the impact this pandemic will have on our business, operations and financial performance. In 2020, we initially established a work-from-home policy for all employees, other than those performing or supporting business-critical activities, such as certain members of our laboratory and facilities staff. Since we implemented this policy in 2020, we have continued to evaluate and update this policy from time to time for each of our locations and field-based employees based on guidance from federal, state and local government authorities and the severity of the pandemic. We currently offer our office-based employees a certain degree of flexibility of in their work location and we intend to maintain this policy for the foreseeable future. For our ongoing and planned clinical trials, while we anticipate and have experienced some delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient enrollment rates, we have continued to work with any impacted clinical trial sites to ensure study continuity, enable medical monitoring, facilitate study procedures and maintain clinical data and records, including the use of local laboratories for testing and tumor imaging, home delivery of study drug and remote data and records monitoring. In addition, we currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for our approved drugs and clinical-stage drug candidates through 2022. However, depending on the duration and impact of the ongoing COVID-19 pandemic on local and global supply chains, our suppliers could be adversely impacted, which may result in delays or disruptions in our current or future supply chain. COVID-19 may also impact and has impacted our commercial activities for AYVAKIT/AYVAKYT and GAVRETO, including patient access to testing and identification. We are committed to continuing to serve the needs of healthcare providers, patients and other stakeholders during this critical time, including by conducting commercial and medical affairs field activities across our portfolio in virtual formats where in-person interactions are not feasible. We will continue to assess the duration, scope and severity of the COVID-19 pandemic as it evolves and the existing and potential impacts on our business, operations and financial performance, and we will continue to work closely with our third-party vendors, collaborators and other parties in order to seek to advance our pipeline of targeted therapies as quickly as possible, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K for further discussion of risks related to the COVID-19 pandemic.

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through December 31, 2021, we have received an aggregate of $3.0 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, or IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $996.3 million in upfront and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, or Alexion. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net loss was $644.1 million for the year ended December 31, 2021. Our net income was $313.9 million for the year ended December 31, 2020 primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib. As of December 31, 2021, we had an accumulated deficit of $1,275.4 million. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses will continue to increase in connection with our ongoing activities, particularly as we:

●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize our drug and any current or future drug candidates for which we may obtain marketing approval;
●	seek marketing approval for our drug candidates, including avapritinib and pralsetinib in additional indications or avapritinib in additional geographies;
●	continue to advance clinical development activities for avapritinib and pralsetinib and initiate or advance clinical development activities for other current or future drug candidates;
●	continue to discover, validate and develop additional drug candidates or development candidates, including BLU-701, BLU-945, BLU-451 and BLU-222;
●	continue to manufacture increasing quantities of drug substance and drug product material for use in preclinical studies, clinical trials and commercialization;
●	conduct development and commercialization activities for companion diagnostic tests for our drugs and drug candidates;
●	conduct research and development activities under our collaborations with Roche, CStone and Zai Lab;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license additional businesses, technologies, drugs or drug candidates, form strategic alliances or create joint ventures with third parties; and
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel.

Revenue

In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization to AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with advanced SM, including aggressive SM, SM with an associated hematological neoplasm and mast cell leukemia.

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

For the year ended December 31, 2021, our revenue mainly consisted of product sales of our drugs as well as collaboration revenue under our collaborations with Roche, CStone and Zai Lab. We recorded net product revenue from the U.S. product sales of GAVRETO through June 30, 2021, and on July 1, 2021, we transferred certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to Roche and did not record any net product revenue from product sales of GAVRETO during the second half of 2021. Products sales of GAVRETO were reflected as part of collaboration loss sharing in the consolidated financial statements. For additional information, see Note 11, Collaboration and License Agreements, to our consolidated financial statements included in this Form 10-K. Collaboration revenue for the year ended December 31, 2021 primarily includes amounts that were recognized related to milestone and upfront payments, amounts due to us for supply of inventory (under our collaboration agreements) and research and development services, and royalties on drug sales.

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

Cost of sales

Our cost of sales includes the cost of producing and distributing inventories that are related to product revenue as well as the sales of drug substance and drug product to our collaboration partners during the respective period, including salary related expenses and stock-based compensation expense for employees involved with production and distribution, freight, and indirect overhead costs. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred.

Prior to receiving the initial FDA approval for AYVAKIT and GAVRETO in January 2020 and September 2020, respectively, and subsequent approval for AYVAKIT in June 2021, we manufactured inventory to be sold upon commercialization and recorded approximately $37.7 million related to this inventory as research and development expense. As a result, the manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in a prior period and are therefore excluded from the cost of goods sold for the years ended December 31, 2021 and 2020. We estimate our cost of goods sold related to product revenue as a percentage of net product revenue will continue to be positively impacted as we sell through certain inventory that was previously expensed prior to FDA approval. We expect to utilize low cost inventory for an extended period of time. Cost of goods sold related to sales of drug products to our collaboration partners are at lower margins and will partially offset the positive impact of the previously expensed inventory.

Expenses

Collaboration Loss Sharing

On July 1, 2021, Roche took over certain responsibilities associated with product sales to customers, pricing and distribution matters related to GAVRETO in the U.S. and became the principal for recording product sales to customers in the U.S. Collaboration loss sharing consists of our share of the losses incurred from sales of GAVRETO to customers in the U.S. under our collaboration for pralsetinib with Roche. For additional information, see Note 11,

Collaboration and License Agreements, to our consolidated financial statements included in this Form 10-K. We expect collaboration loss sharing will fluctuate from quarter to quarter as a result of the timing and amount of GAVRETO sales.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our drug candidates, which include:

●	expenses incurred to acquire in-process research and development asset with no alternative future use;
●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf;
●	expenses incurred under agreements with third parties for the development and commercialization of companion diagnostic tests;
●	expenses incurred in connection with research and development activities under our immunotherapy collaboration with Roche, and development activities under our collaboration for pralsetinib with Roche;
●	the cost of consultants in connection with our research and development activities;
●	the cost associated with regulatory quality assurance and quality control operations;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical study materials, clinical trial materials and commercial supply materials; and
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs in support of research and development activities.

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

The following table summarizes our external research and development expenses by program for the years ended December 31, 2021 and 2020. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Year Ended December 31,
	2021	2020

	(in thousands)
Avapritinib external expenses	$59,355	$77,074
Pralsetinib external expenses	29,118	63,066
Fisogatinib external expenses	2,985	4,190
BLU-263 external expenses	22,219	14,138
BLU-701/945 external expenses	47,325	14,549
BLU-222 external expenses	14,353	3,192
BLU-451 external expenses	259,957	—
Other development and pre-development candidate expenses and unallocated expenses	59,609	52,217
Internal research and development expenses	106,112	98,434
Total research and development expenses	$601,033	$326,860
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

Income Tax Expense

Income tax expense consists primarily of income taxes related to our product sales in the state jurisdictions where we conduct business and foreign withholding income taxes incurred.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Some of those judgments can be subjective and complex, and consequently actual results could differ from those estimates. For any given individual estimate or assumption we make, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. We believe that, given current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material adverse effect on our consolidated results of operations, financial position, or liquidity for the periods presented in this report. We evaluate our judgments and estimates in light of changes in circumstances, facts and experience on an ongoing basis.

Critical accounting estimates are those estimates that, in accordance with generally accepted accounting principles, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses and acquisitions. We have reviewed our critical accounting estimates with our audit committee. For further discussion about our general accounting policies, see Note 2 Summary of Significant Accounting Policies and Recent Accounting Pronouncements, to our consolidated financial statements included in the Form 10-K.

Revenue Recognition

We recognize revenue when we transfer control of goods or services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for goods and services. We generate revenue from product sales and revenue transactions with our collaboration partners.

Product Revenue

For product sales to customers, provisions for returns, rebates and discounts are established in the same period the related product sales are recognized. To determine the appropriate transaction price for our product sales at the time we recognize a sale to a direct customer, we estimate any rebates, chargebacks or discounts that ultimately will be due to the direct customer and other customers in the distribution chain under the terms of our contracts. Significant judgments are required in making these estimates. The largest of our sales rebate and discount amounts are rebates associated with sales covered by Medicare, Medicaid, and chargeback contracts in the U.S. We utilize the expected value method to determine the appropriate amount for estimates based on factors such as historical rebate payments for these programs, the current contractual and statutory requirements, specific known market events and sales trends, industry data and forecasted customer buying and payment patterns, the percentage of our products that are sold via these programs, and our product pricing. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Collaboration Revenue

Revenue recognized from collaborations and other arrangements will include royalties on drug sales, upfront, milestone, profit sharing and other payments, if any, under any current or future collaborations and licenses, including revenues related to the supply of our drug candidates or approved drugs to our various collaboration partners under these types of contracts.

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

Acquisitions

To determine whether acquisitions or licensing transactions should be accounted for as a business combination or as an asset acquisition, we make certain judgments, which include assessing whether the acquired set of activities and assets would meet the definition of a business under the relevant accounting rules.

If the acquired set of activities and assets meets the definition of a business, assets acquired and liabilities assumed are required to be recorded at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets, where applicable, is recorded as goodwill. If the acquired set of activities and assets does not meet the definition of a business, the transaction is recorded as an acquisition of assets and, therefore, any acquired in-process research and development assets that does not have an alternative future use is charged to research and development expense at the acquisition date, and goodwill is not recorded.

The judgments made in determining estimated the fair values of the identifiable intangible assets acquired, the assigned to assets acquired and liabilities assumed in a business combination, as well as estimated asset lives, can materially affect our consolidated results of operations. The fair values of intangible assets, including acquired in-process research and development assets, are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by management. Significant estimates and assumptions include, but are not limited to, probability of technical success, revenue growth and discount rate. When significant identifiable intangible assets are acquired, we generally engage an independent third-party valuation firm to assist in determining the fair values of these assets.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the changes in those items in dollars and as a percentage.

	Year Ended December 31,
	2021	2020	Dollar Change	% Change

	(in thousands)
Revenues:
Product revenue, net	$57,687	$22,134	$35,553	161%
Collaboration revenue	122,393	771,601	(649,208)	(84)
Total revenue	180,080	793,735	(613,655)	(77)
Cost and operating expenses:
Cost of sales	17,934	425	17,509	4,120
Collaboration loss sharing	7,801	—	7,801	100
Research and development	601,033	326,860	274,173	84
Selling, general and administrative	195,293	157,743	37,550	24
Total cost and operating expenses	822,061	485,028	337,033	69
Other income (expense):
Interest income, net	2,386	6,599	(4,213)	(64)
Other expense, net	(1,489)	(366)	1,123	307
Total other income (expense)	897	6,233	(5,336)	(86)
Income (loss) before income taxes	(641,084)	314,940	(956,024)	(304)
Income tax expense	3,001	1,058	1,943	184
Net income (loss)	$(644,085)	$313,882	$(957,967)	(305)%

Product Revenue, Net

Product revenue, net increased by $35.6 million from $22.1 million for the year ended December 31, 2020 to $57.7 million for the year ended December 31, 2021.

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

We started generating revenue from sales of GAVRETO in the third quarter of 2020 following the initial FDA approval of GAVRETO. GAVRETO was originally approved for the treatment of adult patients with metastatic RET fusion-positive NSCLC and subsequently approved for adult and pediatric patients 12 years of age and older with advanced or metastatic thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We recorded net product revenue from the U.S. product sales of GAVRETO through June 30, 2021, and on July 1, 2021, we transferred certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to our collaboration partner and did not record any net product revenue from product sales of GAVRETO during the second half of 2021. Products sales of GAVRETO were reflected as part of collaboration loss sharing in the consolidated financial statements. For additional information, see Note 11, Collaboration and License Agreements, to our consolidated financial statements included in the Form 10-K.

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKIT and GAVRETO during the years ended December 31, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2021			2020
	United States	Rest of World	Total	United States	Rest of World	Total
AYVAKIT/AYVAKYT	$44,959	$8,022	$52,981	$20,522	$740	$21,262
GAVRETO	4,706	—	4,706	872	—	872
Total product revenue, net	$49,665	$8,022	$57,687	$21,394	$740	$22,134

Collaboration Revenue

Collaboration revenue decreased by $649.2 million from $771.6 million for the year ended December 31, 2020 to $122.4 million for the year ended December 31, 2021. The following table summarizes the revenue recognized from our collaboration and license agreements during the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Collaboration with Roche for pralsetinib	$56,022	$753,100
CStone collaboration	33,395	3,630
Zai Lab collaboration	25,000	—
Cancer immunotherapy with Roche	7,636	14,580
Other	340	291
Total collaboration and license revenue	$122,393	$771,601

Revenue recognized under our collaboration with Roche for pralsetinib for the year ended December 31, 2021 consisted of $50.0 million in specified regulatory milestone payments and $6.0 million associated with services related to Roche territory-specific activities. Revenue recognized under our CStone collaboration for the year ended December 31, 2021 primarily consisted of $24.4 million associated with royalties on drug sales and the manufacturing services related to CStone territory-specific activities during the year, including supply of drug products to CStone for sale in their territory, and $9.0 million in milestone revenue related to development milestones that were achieved during the year. Revenue recognized under our Zai Lab collaboration for the year ended December 31, 2021 consisted of a $25.0 million upfront cash payment. We recognized $7.6 million in revenue under our cancer immunotherapy collaboration with Roche for the year ended December 31, 2021, which was primarily related to the amortization of the total $68.5 million of upfront and milestone payments received as of such period.

Revenue recognized under our collaboration with Roche for pralsetinib for the year ended December 31, 2020 consisted of $695.7 million upfront cash payment including the $20.7 million premium associated with the $100.0 million equity investment by Roche, $55.0 million in specified regulatory and commercialization milestone payments and $2.4 million associated with services related to Roche territory-specific activities. Revenue recognized under our CStone collaboration for the year ended December 31, 2020 primarily consisted of $2.0 million in milestone revenue related to a development and regulatory milestones that were achieved during the year and $1.6 million associated with drug supply related to CStone territory-specific activities. We recognized $14.6 million in revenue under our cancer immunotherapy collaboration with Roche for the year ended December 31, 2020, which was primarily related to the amortization of the total $64.5 million of upfront and milestone payments received during such period.

Cost of Product Sales

Cost of sales increased by $17.5 million from $0.4 million for the year ended December 31, 2020 to $17.9 million for the year ended December 31, 2021 and was related to manufacturing costs associated with our product sales as well as costs associated with the sale of drug product to our collaboration partners. The following table summarizes the cost of sales by type during the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Cost of product sales	$3,958	$425
Cost of collaboration sales	13,976	—
Total cost of sales	$17,934	$425

The increase in costs of product sales was primarily driven by the lower margin product sales to our collaboration partners. Costs associated with product revenue, net remain at higher margins as costs associated with the manufacture of our drugs prior to FDA approval were recorded as research and development expenses and, therefore, were not included in cost of sales during such period.

Collaboration Loss Sharing

Our loss sharing under the collaboration with Roche for pralsetinib was $7.8 million for the year ended December 31, 2021.

Research and Development Expense

Research and development expense increased by $274.2 million from $326.9 million for the year ended December 31, 2020 to $601.0 million for the year ended December 31, 2021. The increase in research and development expense was primarily related to $260.0 million incurred to acquire in-process research and development compounds through the acquisition of Lengo, an increase of approximately $8.6 million in costs related to early discovery efforts, a decrease of $9.3 million in reimbursement from the global development cost sharing arrangement under our collaboration with Roche for pralsetinib, as well as increased costs and personnel expenses, including an increase of $6.0 million in stock-based compensation expense. These increases in research and development expense were primarily offset by a decrease of $8.8 million in expenses associated with the manufacturing of clinical supply.

Selling, general and Administrative Expense

Selling, general and administrative expense increased by $37.6 million from $157.7 million for the year ended December 31, 2020 to $195.3 million for the year ended December 31, 2021. The increase in selling, general and administrative expense was primarily related to increased costs and personnel expenses, including an increase of $10.1 million in stock-based compensation expense, as well as an increase of $17.1 million in commercial expenses to expand our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT and GAVRETO. The increase in selling, general and administrative expense was partially offset by $8.1 million increase in reimbursement in connection with the commercialization of GAVRETO in the U.S. under our collaboration with Roche for pralsetinib.

Interest Income, Net

Interest income, net decreased by $4.2 million from $6.6 million for the year ended December 31, 2020 to $2.4 million for the year ended December 31, 2021. The decrease was primarily due to a combination of lower cash, cash equivalents and marketable securities balance and lower rate of return on investments in the capital markets.

Other Expense, Net

Other expense, net increased by $1.1 million from $0.4 million for the year ended December 31, 2020 to $1.5 million for the year ended December 31, 2021. The increase was primarily related to changes in foreign currency exchange rates.

Income Tax Expense

Income tax expense increased by $1.9 million from $1.1 million for the year ended December 31, 2020 to $3.0 million for the year ended December 31, 2021. The increase was primarily related to an increase in foreign withholding income tax, which is partially offset by a decrease in state income taxes in 2021.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through December 31, 2021, we have received an aggregate of $3.0 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $996.3 million in upfront payments and milestone payments under our collaborations with Roche and CStone, Zai Lab and our license agreement with Clementia and our former collaboration with Alexion. In addition, since January 2020, we have generated limited product revenue.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $1,034.6 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$(298,653)	$387,035
Net cash used in investing activities	(225,860)	(434,249)
Net cash provided by financing activities	50,716	617,759
Net increase (decrease) in cash and cash equivalents	$(473,797)	$570,545

Net Cash Provided by (Used in) Operating Activities. For the year ended December 31, 2021, compared to the same period in 2020, the $685.7 million decrease in net cash provided by operating activities was primarily due to a $958.0 million decrease in net income. During the year ended December 31, 2020, the Company had a net income of $313.9 million which was driven by the $753.1 million collaboration revenue recognized under our collaboration agreement with Roche for pralsetinib.

Net Cash Used in Investing Activities. For the year ended December 31, 2021, compared to the same period in 2020, the $208.4 million decrease in net cash used in investing activities was primarily due to a $466.5 million decrease in net purchases of available-for-sale investments offset by $258.1 million of cash used to acquire an in-process research and development asset.

Net Cash Provided by Financing Activities. For the year ended December 31, 2021, compared to the same period in 2020, the $567.0 million decrease in net cash provided by financing activities was primarily due to the $503.2 million in proceeds received from our common stock offerings net of issuance costs and the $79.3 million received from the issuance of common stock related to the collaboration agreement with Roche for Pralsetinib in 2020, partially offset by a $15.5 million increase in net proceeds received from stock option exercises and the issuance of common stock under our employee stock purchase plan.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates, including marketing approval for avapritinib and pralsetinib for additional indications or avapritinib in additional geographies, to the extent these expenses are not the responsibility of our collaborators. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT/AYVAKYT, GAVRETO and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We will also incur additional significant costs if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we may seek to obtain additional funding from time to time in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $1,034.6 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

Our future capital requirements will depend on many factors, including:

●	the success of our commercialization efforts and market acceptance for AYVAKIT/AYVAKYT, GAVRETO or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT/AYVAKYT and any of our current or future drug candidates for which we receive marketing approval;
●	the costs of securing manufacturing, packaging and labeling arrangements for development activities and commercial production, including API, drug substance and drug product material for use in preclinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including seeking marketing approval for avapritinib and pralsetinib for additional indications or avapritinib in additional geographies;
●	the success of our collaborations with Roche, CStone and Zai Lab and our license agreement with Clementia, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration or license agreements, or any collaboration, partnership or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the success of our current or future collaborations for the development and commercialization of companion diagnostic tests;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

●	the costs of continuing to expand our operations.

Identifying potential drug candidates, conducting preclinical development and testing and clinical trials and, for any drug candidates that receive marketing approval, establishing and maintaining commercial infrastructure is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals, including for avapritinib and pralsetinib in additional indications or avapritinib in additional geographies, and achieve substantial revenues for any of our drugs that receive marketing approval, including for AYVAKIT/AYVAKYT and GAVRETO. In addition, our drugs and any current or future drug candidates that receive marketing approvals, including avapritinib and pralsetinib for additional indications or avapritinib in additional geographies, may not achieve commercial success. Accordingly, we may need to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Roche, CStone and Zai Lab and the license agreement with Clementia, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and unconditional purchase obligations related to certain commercial manufacturing agreements. The aggregate amount of future minimum purchase obligations under these manufacturing agreements over the period of next five years is approximately $34.2 million as of December 31, 2021, of which $16.7 million are expected to be paid within one year. The aggregate amount of future operating lease obligations over the term of our leases, excluding net sublease receivables, is $148.3 million as of December 31, 2021. For additional information on our leases and timing of future payments, see Note 16, Leases, to the consolidated financial statements included in this Form 10-K.

In the normal course of business, we enter into agreements with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies, synthetic chemistry and other services and products for operating purposes. We have not included these payments in the contractual obligations above since the contracts are generally cancelable at any time by us upon less than 180 days’ prior written notice. Certain of these agreements require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain milestones, including future payments to third parties with whom we have entered into agreements to develop and commercialize companion diagnostic tests for certain of our drug candidates. We have not included these commitments on our balance sheet or in the contractual obligations above because the achievement and timing of these milestones is not fixed and determinable.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements, to our consolidated financial statements included in this Form 10-K.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2021 and 2020, we had cash, cash equivalents and marketable securities of $1,034.6 million and $1,549.7 million, respectively, consisting primarily of money market funds and investments in U.S. government agency securities and treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from the impact of the COVID-19 pandemic. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2021 and 2020, we held limited funds and future obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 and 2020.

Item 8. Financial Statements and Supplementary Data.

The financial statements and the report of our independent registered public accounting firm (PCAOB ID:42) required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15 of this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Blueprint Medicines Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Blueprint Medicines Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Blueprint Medicines Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Blueprint Medicines Corporation as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

February 17, 2022

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

At-the-Market Offering Agreement

On February 17, 2022, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $300.0 million through Cowen as sales agent. Cowen may sell the shares under such sales agreement by any method that is deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or any other trading market for our common stock. Cowen will use commercially reasonable efforts to sell the shares from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the sales agreement, and we have also provided Cowen with customary indemnification rights. We are not obligated to make any sales of our common stock under the sales agreement. The offering of shares of our common stock pursuant to the sales agreement will terminate upon the earlier of (i) the sale of all common stock subject to the sales agreement or (ii) the termination of the sales agreement in accordance with its terms.

The foregoing description of the sales agreement is qualified in its entirety by reference to the complete text of such agreement, a copy of which is attached hereto as Exhibit 1.1 to this Annual Report on Form 10-K and incorporated herein by reference. The legal opinion of Goodwin Procter LLP relating to the shares of our common stock being offered pursuant to the sales agreement is filed as Exhibit 5.1 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)        Financial Statements

The following documents are included on pages F-1 through F-39 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)        Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)        Exhibits

Exhibit		Incorporated by Reference
Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
1.1	Sales Agreement, dated as of February 17, 2022, by and between Blueprint Medicines Corporation and Cowen and Company, LLC				*
2.1~††	Agreement and Plan of Merger by and among the Company, Pavonis Merger Subsidiary, Inc., Lengo Therapeutics, Inc. and Fortis Advisors, LLC, dated November 27, 2021	8-K	001-37359	2.1	December 30, 2021
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37359	3.1	November 9, 2015
3.2	Amended and Restated Bylaws, as amended on April 30, 2020, of the Registrant	10-Q	001-37359	3.1	May 6, 2020
4.1	Specimen Common Stock Certificate	S-1/A	333-202938	4.1	April 20, 2015
4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of November 7, 2014, by and among the Registrant and the Investors listed therein	S-1	333-202938	4.4	March 23, 2015
4.3	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended	10-K	001-37359	4.3	February 13, 2020
5.1	Opinion of Goodwin Procter LLP				*
10.1#	2011 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder	S-1	333-202938	10.1	March 23, 2015
10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	10-K	001-37359	10.2	February 13, 2020
10.3#	2015 Employee Stock Purchase Plan	10-K	001-37359	10.3	February 13, 2020

10.4#	2020 Inducement Plan and form of award agreements thereunder	S-8	333-238039	99.1	May 6, 2020
10.5	Lease Agreement, dated February 11, 2015, by and between the Registrant and 38 Sidney Street Limited Partnership	S-1	333-202938	10.4	March 23, 2015
10.6	First Amendment to Lease Agreement, dated January 26, 2018, by and between the Registrant and 38 Sidney Street Limited Partnership	10-K	001-37359	10.5	February 26, 2019
10.7	Second Amendment to Lease Agreement, dated April 6, 2021, by and between Blueprint Medicines Corporation and BRE-BMR 38 SIDNEY LLC	10-Q	001-37359	10.1	April 29,2021
10.8	Third Amendment to Lease Agreement, dated December 15, 2021, by and between Blueprint Medicines Corporation and BRE-BMR 38 SIDNEY LLC				*
10.9	Lease Agreement, dated April 28, 2017, by and between the Registrant and UP 45/75 Sidney Street, LLC	10-Q	001-37359	10.1	May 3, 2017
10.10	First Amendment of Lease, dated September 19, 2018, between Blueprint Medicines Corporation and UP 45/75 Sidney Street, LLC	8-K	001-37359	10.1	September 25, 2018
10.11#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Jeffrey W. Albers	10-Q	001-37359	10.2	November 9, 2015
10.12#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Jeffrey W. Albers	8-K	001-37359	10.1	December 23, 2021
10.13#	Amended and Restated Employment Agreement, dated January 4, 2022 and effective as of April 4, 2022, by and between the Registrant and Jeffrey W. Albers	8-K	001-37359	10.1	January 5, 2022
10.14#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Anthony L. Boral	10-Q	001-37359	10.4	November 9, 2015
10.15#	First Amendment to Employment Agreement, dated January 11, 2021, by and between Blueprint Medicines Corporation and Anthony L. Boral, M.D., Ph.D.	8-K	001-37359	10.1	January 11, 2021
10.16#	Employment Agreement, dated March 10, 2016, by and between the Registrant and Kathryn Haviland	10-K	001-37359	10.9	March 11, 2016
10.17#	First Amendment to Employment Agreement, dated January 30, 2019, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.2	February 5, 2019
10.18#	Second Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.4	December 23, 2021

10.19#	Amended and Restated Employment Agreement, dated January 4, 2022 and effective as of April 4, 2022, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.2	January 5, 2022
10.20#	Employment Agreement, dated September 6, 2016, by and between the Registrant and Tracey L. McCain	10-Q	001-37359	10.3	November 10, 2016
10.21#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Tracey L. McCain	8-K	001-37359	10.5	December 23, 2021
10.22#	Employment Agreement, dated November 9, 2016, by and between the Registrant and Marion Dorsch	8-K	001-37359	10.1	November 14, 2016
10.23#	Employment Agreement, dated October 10, 2017, by and between the Registrant and Christopher Murray	10-Q	001-37359	10.1	October 31, 2017
10.24#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Christopher Murray	8-K	001-37359	10.8	December 23, 2021
10.25#	Employment Agreement, dated November 22, 2017, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.1	November 22, 2017
10.26#	First Amendment to Employment Agreement, dated January 30, 2019, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.1	February 5, 2019
10.27#	Second Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.2	December 23, 2021
10.28#	Employment Agreement, dated October 29, 2018, by and between the Registrant and Christina Rossi	8-K	001-37359	10.1	October 29, 2018
10.29#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Christina Rossi	8-K	001-37359	10.6	December 23, 2021
10.30#	Amended and Restated Employment Agreement, dated January 4, 2022 and effective as of April 4, 2022, by and between the Registrant and Christina Rossi	8-K	001-37359	10.3	January 5, 2022
10.31#	Employment Agreement, dated March 6, 2019, by and between the Registrant and Ariel Hurley	8-K	001-37359	10.1	March 8, 2019
10.32#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Ariel Hurley	8-K	001-37359	10.11	December 23, 2021
10.33#	Employment Agreement, dated November 22, 2017, by and between the Registrant and Debra Durso-Bumpus, as amended by the First Amendment to Employment Agreement, dated February 10, 2020, by and between the Registrant and Debra Durso-Bumpus	10-K	001-37359	10.19	February 13, 2020

10.34#	Second Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Debra Durso-Bumpus	8-K	001-37359	10.10	December 23, 2021
10.35#	Employment Agreement, effective September 1, 2020, by and between the Registrant and Fouad Namouni, M.D.	8-K	001-37359	10.1	September 1, 2020
10.36#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Fouad Namouni	8-K	001-37359	10.3	December 23, 2021
10.37#	Amended and Restated Employment Agreement, dated January 11, 2021, by and between the Registrant and Becker Hewes, M.D.	8-K	001-37359	10.2	January 11, 2021
10.38#	First Amendment to Amended and Restated Employment Agreement, dated December 22, 2021, by and between the Registrant and Becker Hewes	8K	001-37359	10.7	December 23, 2021
10.39#††	Employment Agreement, effective as of May 19, 2021, by and between the Registrant and Percy Carter	10-Q	001-37359	10.1	July 29, 2021
10.40#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Percy H. Carter	8-K	001-37359	10.9	December 23, 2021
10.41#	Amended and Restated Employment Agreement, dated January 19, 2022 and effective as of April 4, 2022, by and between the Registrant and Philina Lee	8K	001-37359	10.1	January 20, 2022
10.42†	Collaboration and License Agreement, effective March 14, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant, as amended by Amendment to Collaboration and License Agreement, effective April 15, 2016	10-Q/A	001-37359	10.2	July 22, 2016
10.43†	Second Amendment to Collaboration and License Agreement, effective April 27, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	August 9, 2016
10.44	Third Amendment to Collaboration and License Agreement, effective August 4, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	November 10, 2016
10.45†	Fourth Amendment to Collaboration and License Agreement, effective February 25, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-K	001-37359	10.26	February 26, 2019
10.46††	Fifth Amendment to Collaboration and License Agreement, effective June 28, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	8-K	001-37359	10.1	July 3, 2019

10.47††	Sixth Amendment to Collaboration and License Agreement, effective November 1, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.2	November 5, 2019
10.48††	Seventh Amendment to Collaboration and License Agreement, effective December 17, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	8-K	001-37359	10.1	December 20, 2019
10.49††	Eighth Amendment to Collaboration and License Agreement, effective April 30, 2020, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	May 6, 2020
10.50††	Ninth Amendment to Collaboration and License Agreement, effective January 8, 2021, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-K	001-37359	10.32	February 17, 2021
10.51††	Collaboration Agreement, dated as of July 13, 2020, by and among F. Hoffmann-La Roche Ltd, Genentech, Inc. and the Registrant	10-Q	001-37359	10.1	July 30, 2020
10.52†	License and Collaboration Agreement, dated June 1, 2018, between the Registrant and CStone Pharmaceuticals	10-Q	001-37359	10.1	August 1, 2018
10.53††	License Agreement, effective October 15, 2019, by and between the Registrant and Clementia Pharmaceuticals, Inc.	10-Q	001-37359	10.1	November 5, 2019
10.54~††	Collaboration and License Agreement, dated November 8, 2021, by and between the Registrant and Zai Lab (Shanghai) Co. Ltd				*
10.55	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1	333-202938	10.11	March 23, 2015
10.56	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1	333-202938	10.12	March 23, 2015
10.57	Senior Executive Cash Incentive Bonus Plan	10-K	001-37359	10.15	March 11, 2016
21.1	Subsidiaries of the Registrant				*
23.1	Consent of Ernst & Young LLP				*
23.2	Consent of Goodwin Procter LLP (contained in its opinion filed as Exhibit 5.1 and incorporated herein by reference)				*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				+

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

# ~

Indicates management contract or compensatory plan or arrangement.

Certain schedules and exhibits to the Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request

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

Blueprint Medicines Corporation

Date: February 17, 2022	By:	/s/ Jeffrey W. Albers
Jeffrey W. Albers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Albers Jeffrey W. Albers	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 17, 2022

/s/ Michael Landsittel Michael Landsittel	Chief Financial Officer (Principal Financial Officer)	February 17, 2022

/s/ Ariel Hurley	Vice President, Finance and Controller	February 17, 2022
Ariel Hurley	(Principal Accounting Officer)

/s/ Nicholas Lydon Nicholas Lydon, Ph.D.	Director	February 17, 2022

/s/ Alexis Borisy Alexis Borisy	Director	February 17, 2022

/s/ Mark Goldberg Mark Goldberg, M.D.	Director	February 17, 2022

/s/ Charles A. Rowland, Jr. Charles A. Rowland, Jr.	Director	February 17, 2022

/s/ George Demetri George Demetri, M.D.	Director	February 17, 2022

/s/ Lonnel Coats Lonnel Coats	Director	February 17, 2022

/s/ Lynn Seely Lynn Seely, M.D.	Director	February 17, 2022

/s/ Daniella Beckman Daniella Beckman	Director	February 17, 2022

Blueprint Medicines Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Blueprint Medicines Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blueprint Medicines Corporation as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Collaboration Agreement with Zai Lab
Description of the Matter

As discussed in Note 11 to the consolidated financial statements, the Company recognized $25.0 million in revenue under the collaboration agreement with Zai Lab (Shanghai) Co., Ltd., (“Zai Lab”).

The Company determined that agreement contained two material components: (i) licenses granted to Zai Lab to exploit and develop each licensed product in the Zai Lab territory and related activities in the Zai Lab territory, including manufacturing, and (ii) the parties’ participation in the global development of the licensed products. The Company accounts for the licenses and related activities pursuant to ASC 606, Revenue from Contracts with Customers, and the global development activities under ASC 808, Collaborative Arrangements.

The Company evaluated the Zai Lab territory specific licenses and related activities under ASC 606 as these transactions are considered transactions with a customer and identified three material promises at the outset of the Zai Lab agreement, which consists of the following for each licensed product: (1) the exclusive license, (2) the initial know-how transfer and (3) manufacturing activities related to development and commercial supply of the licensed product in the Zai Lab territory.

Auditing management’s identification of the material promises were challenging as the contract includes implicit and explicit goods and services. Significant judgment was required in the evaluation of the identification of the promises.

How We Addressed the Matter in Our Audit

We obtained an understanding of, evaluated the design and tested the operating effectiveness of internal controls that addressed the identified risks related to the Company’s process for identifying material promises in its contracts.

To test the identification of material promises , we assessed, among other things, the stated terms of the Company’s arrangement with Zai Lab. We also conducted meetings with personnel at the Company responsible for negotiating the contract and overseeing the delivery of the components in order to understand the nature as well as understand whether they were capable of being distinct in the context of the contract. Finally, we assessed the Company’s analyses to support their conclusion of the amount of revenue to recognize in 2021.

Lengo Therapeutics Inc. Acquisition
Description of the Matter	As described in Note 3 to the Company’s consolidated financial statements, the Company completed the acquisition of all the outstanding shares of Lengo Therapeutics Inc. (“Lengo”)

for upfront consideration of $250.0 million, subject to customary net indebtedness, transaction expenses, and other adjustments and future contingent cash milestone payments of up to $215.0 million, upon achievement of specified regulatory approval and sales milestones. The acquisition was accounted for as an acquisition of assets that did not meet the definition of a business. The asset acquisition did not constitute a business as substantially all of the fair value of the gross assets acquired was concentrated in Lengo’s lead compound LNG-451, now known as BLU-451. The acquired assets and liabilities were recorded at their relative fair values and the Company immediately expensed the acquired intellectual property in the consolidated statement of operations and comprehensive loss in the amount of $260.0 million as the acquired assets represent in-process research and development with no alternative future use.

Auditing management’s conclusion that substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets and therefore the Lengo acquisition should be accounted for as an asset acquisition required significant auditor judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of management’s controls over the identification and aggregation of the Lengo assets acquired and the application of the qualitative and quantitative considerations in applying the accounting guidance.

To test the Lengo asset acquisition conclusion, our audit procedures included, among others, reviewing the agreement between the Company and Lengo and other information to determine the completeness of identified assets acquired. We assessed the reasonableness of the qualitative and quantitative considerations utilized when determining if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets by comparing it to evidence obtained about Lengo and its legacy operations. As part of our testing of the assessment made by management, we evaluated the reasonableness of the significant assumptions used in the Company’s estimate of the gross fair value of the assets acquired. We involved our valuation professionals to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Boston, Massachusetts

February 17, 2022

Blueprint Medicines Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$209,948	$684,636
Marketable securities	267,166	187,213
Accounts receivable	25,155	7,096
Unbilled accounts receivable	11,875	18,213
Inventory	21,817	8,581
Prepaid expenses and other current assets	18,064	22,020
Total current assets	554,025	927,759
Marketable securities	557,529	677,873
Property and equipment, net	30,700	34,129
Operating lease right-of-use assets, net	90,162	67,539
Restricted cash	5,171	5,168
Other assets	14,638	5,925
Total assets	$1,252,225	$1,718,393
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	8,333	4,370
Accrued expenses	121,829	105,938
Current portion of operating lease liabilities	8,093	7,935
Current portion of deferred revenue	11,510	12,559
Total current liabilities	149,765	130,802
Operating lease liabilities, net of current portion	103,315	81,669
Deferred revenue, net of current portion	25,066	28,599
Other long-term liabilities	3,344	7,235
Total liabilities	281,490	248,305
Commitments and Contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 59,141,086 and 57,793,533 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	59	58
Additional paid-in capital	2,250,250	2,106,600
Accumulated other comprehensive loss	(4,133)	(5,214)
Accumulated deficit	(1,275,441)	(631,356)
Total stockholders’ equity	970,735	1,470,088
Total liabilities and stockholders’ equity	$1,252,225	$1,718,393

The accompanying notes are an integral part of the consolidated financial statements.

Blueprint Medicines Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product revenue, net	$57,687	$22,134	$—
Collaboration revenue	122,393	771,601	66,512
Total revenues	180,080	793,735	66,512
Cost and operating expenses:
Cost of sales	17,934	425	—
Collaboration loss sharing	7,801	—	—
Research and development	601,033	326,860	331,450
Selling, general and administrative	195,293	157,743	96,388
Total cost and operating expenses	822,061	485,028	427,838
Other income (expense):
Interest income, net	2,386	6,599	13,732
Other expense, net	(1,489)	(366)	(100)
Total other income	897	6,233	13,632
Income (loss) before income taxes	(641,084)	314,940	(347,694)
Income tax expense	3,001	1,058	—
Net income (loss)	$(644,085)	$313,882	$(347,694)
Other comprehensive income (loss):
Unrealized gain (loss) on pension benefit obligations	4,255	(2,843)	(2,985)
Unrealized gain (loss) on available-for-sale investments	(3,649)	441	671
Currency translation adjustments	475	(278)	(40)
Comprehensive income (loss)	$(643,004)	$311,202	$(350,048)
Net income (loss) per share — basic	$(11.01)	$5.76	$(7.27)
Net income (loss) per share — diluted	$(11.01)	$5.59	$(7.27)
Weighted-average number of common shares used in net income (loss) per share — basic	58,518	54,534	47,829
Weighted-average number of common shares used in net income (loss) per share — diluted	58,518	56,168	47,829

The accompanying notes are an integral part of the consolidated financial statements.

Blueprint Medicines Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	44,037,026	$44	$1,016,689	$(180)	$(597,544)	$419,009
Issuance of common stock under stock plan	552,311	1	12,130	—	—	12,131
Purchase of common stock under ESPP	20,724	—	1,148	—	—	1,148
Stock-based compensation expense	—	—	54,653	—	—	54,653
Follow on offering, net of issuance costs	4,662,162	4	327,462	—	—	327,466
Other comprehensive loss	—	—	—	(2,354)	—	(2,354)
Net income (loss)	—	—	—	—	(347,694)	(347,694)
Balance at December 31, 2019	49,272,223	$49	$1,412,082	$(2,534)	$(945,238)	$464,359
Issuance of common stock under stock plan	952,205	1	33,282	—	—	33,283
Purchase of common stock under ESPP	38,516	1	2,153	—	—	2,154
Stock-based compensation expense	—	—	76,602	—	—	76,602
Follow on offering, net of issuance costs	6,495,070	6	503,176	—	—	503,182
Issuance of common stock related to collaboration agreement	1,035,519	1	79,305	—	—	79,306
Other comprehensive loss	—	—	—	(2,680)	—	(2,680)
Net income (loss)	—	—	—	—	313,882	313,882
Balance at December 31, 2020	57,793,533	$58	$2,106,600	$(5,214)	$(631,356)	$1,470,088
Issuance of common stock under stock plan	1,304,386	1	47,302	—	—	47,303
Purchase of common stock under ESPP	43,167	—	3,313	—	—	3,313
Stock-based compensation expense	—	—	93,035	—	—	93,035
Other comprehensive income	—	—	—	1,081	—	1,081
Net income (loss)	—	—	—	—	(644,085)	(644,085)
Balance at December 31, 2021	59,141,086	$59	$2,250,250	$(4,133)	$(1,275,441)	$970,735

The accompanying notes are an integral part of the consolidated financial statements.

Blueprint Medicines Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$(644,085)	$313,882	$(347,694)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,479	6,559	5,259
Noncash lease expense	6,306	5,791	4,991
Stock-based compensation	91,630	75,526	54,653
Acquired in-process research and development	259,957	—	—
Accretion of premiums and discounts on investments	1,361	466	(4,949)
Other	3,379	429	—
Changes in assets and liabilities:
Accounts receivable	(18,143)	(6,387)	(599)
Unbilled accounts receivable	6,338	4,536	(22,597)
Inventory	(12,561)	(6,707)	—
Prepaid expenses and other current assets	4,693	(12,620)	(3,338)
Other assets	(1,786)	1,440	20
Accounts payable	4,221	(791)	1,448
Accrued expenses	6,095	16,214	36,980
Deferred revenue	(4,582)	(4,915)	(94)
Operating lease liabilities	(7,955)	(6,388)	(2,095)
Net cash provided by (used in) operating activities	(298,653)	387,035	(278,015)
Cash flows from investing activities
Purchases of property and equipment	(3,089)	(3,159)	(14,013)
Purchase of in-process research and development asset, net of cash acquired	(258,152)	—	—
Purchases of investments	(655,449)	(969,437)	(738,387)
Maturities of investments	690,830	538,347	735,934
Net cash used in investing activities	(225,860)	(434,249)	(16,466)
Cash flows from financing activities
Proceeds from common stock offerings, net of issuance costs	—	503,189	327,466
Net proceeds from stock option exercises and employee stock purchase plan	50,716	35,265	13,288
Proceeds from issuance of common stock related to collaboration agreement	—	79,305	—
Other financing activities	—	—	(116)
Net cash provided by financing activities	50,716	617,759	340,638
Net increase (decrease) in cash, cash equivalents, and restricted cash	(473,797)	570,545	46,157
Cash, cash equivalents and restricted cash at beginning of period	689,804	119,604	73,429
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(888)	(345)	18
Cash, cash equivalents and restricted cash at end of period	$215,119	$689,804	$119,604
Supplemental cash flow information
Property and equipment purchases unpaid at period end	$149	$141	$958
Cash paid for taxes, net	$694	$778	$185

The accompanying notes are an integral part of the consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
	2021	2020	2019
Cash and cash equivalents	$209,948	$684,636	$113,938
Restricted cash included in prepaid expenses and other current assets	—	—	500
Restricted cash	5,171	5,168	5,166
Total cash, cash equivalents, and restricted cash shown in consolidated statements of cash flows	$215,119	$689,804	$119,604

Blueprint Medicines Corporation

Notes to Consolidated Financial Statements

1. Nature of Business

Blueprint Medicines Corporation (the Company), a Delaware corporation incorporated on October 14, 2008, is a precision therapy company focused on genomically defined cancers and blood disorders. The Company’s approach is to leverage its novel research engine to systematically and reproducibly identify drivers of diseases in genomically defined patient populations, and to craft highly selective and potent drug candidates that provide significant and durable clinical responses to patients.

The Company has two approved precision therapies and is globally advancing multiple programs for systemic mastocytosis, lung cancer and other genomically defined cancers, and cancer immunotherapy. The Company is devoting substantially all of its efforts to research and development for current and future drug candidates and commercialization of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates that obtain marketing approval.

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

As of December 31, 2021, the Company had cash, cash equivalents and marketable securities of $1,034.6 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities, Blueprint Medicines (Switzerland) GmbH, Blueprint Medicines (Netherlands) B.V., Blueprint Medicines (UK) Ltd, Blueprint Medicines (Germany) GmbH, Blueprint Medicines (Spain) S.L., Blueprint Medicines (France) SAS, Blueprint Medicines (Italy) S.r.L., and Lengo Therapeutics Inc (Lengo), which was acquired on December 30, 2021. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: revenue recognition, acquisitions, inventory, operating lease right-of-use assets, operating lease liabilities, stock-based compensation expense, accrued expenses, and income taxes. The length of time and full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, subject to change and difficult to predict, including as a result of new information that may emerge concerning COVID-19, including the identification and spread of new variants, and the actions taken to contain or treat COVID-19, as well as the economic impact thereof on local, regional, national and international customers and markets. The Company considers the impact of COVID-19 while making the estimates within its consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

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

Product revenue is recognized when the customer takes control of the product, typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price, which includes estimated reserves for variable consideration resulting from chargebacks, government rebates, trade discounts and allowances, product returns and other incentives that are offered within the contract with customers, healthcare providers, payors and other indirect customers relating to the sales of the Company’s product. Reserves are established based on the amounts earned or to be claimed on the related sales. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the Company’s current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns, the percentage of our products that are sold via these programs, and our product pricing. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

For a complete discussion of accounting for collaboration revenues, see Note 11, Collaboration and License Agreements.

Accounts Receivable, net

Accounts receivable arise from product sales and amounts due from the Company’s collaboration partners. The amount from product sales represents amounts due from specialty distributors and specialty pharmacy providers in the U.S. and in the European Union. The Company monitors economic conditions and the financial performance and credit worthiness of its counterparties to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay based on the composition of its accounts receivable, considering past events, current economic conditions, and reasonable and supportable forecasts about the future economic conditions. The contractual life of our accounts receivable is generally short-term. Amounts determined to be uncollectible are charged or written-off against the reserve. For the years ended December 31, 2021 and 2020, the Company did not record any expected credit losses related to outstanding accounts receivable.

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

There have been no changes to the valuation methods during the years ended December 31, 2021 and 2020.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2021 and 2020, the Company’s cash equivalents comprised of money market funds with less than 90 days from the date of purchase. Cash equivalents are reported at fair value.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, business development, advertising and legal expenses and other general and administrative costs. Advertising costs are expensed as incurred. For years ended December 31, 2021, 2020 and 2019, advertising costs totaled $13.5 million, $9.4 million and $3.3 million, respectively.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any impairment charges associated with long-lived assets for the years ended December 31, 2021, 2020 and 2019.

Leases

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

Stock-Based Compensation Expense

Stock-based compensation awards are accounted for in accordance with ASC Topic 718, Compensation –Stock Compensation (ASC 718). The Company expenses the fair value of stock awards granted to employees and members of the board of directors over the requisite service period, which is typically the vesting period. Compensation cost for stock-based awards issued to employees is measured using the estimated fair value at the grant date and is adjusted to reflect actual forfeitures. Fair value of options granted to employees at the date of grant are estimated using the Black-Scholes option-pricing model that requires management to apply judgment and make estimates, including:

●	expected volatility, which is calculated based on a blend of the Company’s reported volatility data for the length of time that market data is available for the Company’s stock and the historical data for a representative group of publicly traded companies, for which historical information is available. For these analyses, the Company selects companies with comparable characteristics to itself including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. Until a sufficient amount of historical information regarding volatility of the Company’s own share price became available, the Company computed the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock-based awards;
●	risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption;
●	expected term, which is calculated using the simplified method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches; and
●	dividend yield, which is zero based on the fact that the Company never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Acquisition

When entering an acquisition transaction, the Company first determines whether the transaction is a business combination by applying the definition in ASC Topic 805, Business Combinations (ASC 805). The definition of a

“business”, requires considerations in the form of two steps: (1) determination of whether “substantially all” of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets (i.e., “screen test”); if not, then (2) evaluate whether the set of transferred assets and activities meets the definition of a business which includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If the assets acquired are not a business, the Company accounts for the transaction as an asset acquisition. If the transaction is a business combination, it is accounted for by applying the acquisition method.

In asset acquisitions, the Company allocates the cost of a group of assets acquired to the individual assets acquired or liabilities assumed based on their relative fair values. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. The Company follows the guidance in ASC Topic 730 Research and Development (ASC 730) and determines whether any acquired research and development assets have alternative use. If they have an alternative future use, they are recognized as assets by the Company. If they have no alternative future use, they are charged to research and development expense at the acquisition date.

In business combinations, the acquisition method is applied, where the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree as well as any goodwill is measured and recognized based on its fair value at acquisition date.

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

The Company maintains its cash, cash equivalents and marketable securities in custodian accounts at high quality financial institutions, and as of December 31, 2021 and 2020, substantially all the Company’s cash, cash equivalents and marketable securities were invested in money market funds and U.S. government agency securities and treasury obligations, and consequently, the Company believes that such funds are subject to minimal credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds.

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

Government assistance

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance to add annual disclosure requirements related to transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The standard is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted the new standard on January 1, 2022 and does not expect the adoption of this standard to have a significant impact on the disclosures of its consolidated financial statements.

3. Acquisition

On November 27, 2021, the Company entered into a merger agreement for the acquisition of all the outstanding shares of Lengo Therapeutics Inc. (“Lengo”), a biopharmaceutical company committed to developing novel, best-in-class precision medicines targeting driver mutations in oncology to improve the lives of patients with cancer. The acquisition was completed on December 30, 2021.

Under the terms of the acquisition, the Company agreed to pay Lengo shareholders an upfront consideration of $250.0 million, subject to customary net indebtedness, transaction expenses, and other adjustments, as set forth in the acquisition agreement, and future contingent cash milestone payments of up to $215.0 million, upon achievement of specified regulatory approval and sales milestones. The milestone payments were determined to be contingent consideration which will be recognized when the contingency is resolved, and the consideration is paid or becomes payable.

The total net purchase price was $258.4 million upon closing of the transaction, which consists of the $250.0 million upfront payment, and $8.4 million of adjustments associated with net indebtedness, transaction expenses, and other adjustments per the terms of the agreement.

The acquisition was accounted for as acquisition of assets that did not meet the definition of a business. The asset acquisition did not constitute a business as substantially all of the fair value of the gross assets acquired was concentrated in Lengo’s lead compound LNG-451, now known as BLU-451. The acquired assets and liabilities were recorded at their relative fair values and the Company immediately expensed the acquired intellectual property in the consolidated statement of operations and comprehensive loss in the amount of $260.0 million as the acquired assets represent in-process research and development with no alternative future use.

A summary of the net purchase price and the allocation of the consideration is as follows (in thousands):

Purchase price, net of cash acquired	$258,377
Identifiable assets and liabilities acquired:
Net current liabilities	(1,580)
In-process research and development	259,957
Total identifiable net assets acquired	$258,377

4. Marketable Securities

Marketable securities consisted of the following at December 31, 2021 and 2020 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$498,582	$21	$(1,460)	$497,143
U.S. treasury obligations	328,801	—	(1,249)	327,552
Total	$827,383	$21	$(2,709)	$824,695

	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$746,770	$513	$(14)	$747,269
U.S. treasury obligations	117,368	449	—	117,817
Total	$864,138	$962	$(14)	$865,086

As of December 31, 2021 and 2020, the Company held 74 and 8 securities, respectively, that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2021 and 2020 were $750.5 million and $125.7 million, respectively, and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the years ended December 31, 2021 and 2020.

As of December 31, 2021, 56 securities with an aggregate fair value of $557.5 million had remaining maturities between one and five years. As of December 31, 2020, 65 securities with an aggregate fair value of $677.9 million had remaining maturities between one and five years.

The Company received proceeds of $690.8 million and $538.3 million from maturities of debt securities for the years ended December 31, 2021 and 2020, respectively. The Company did not realize any gains or losses from maturities of debt securities for the years ended December 31, 2021 and 2020.

5. Fair Value of Financial Instruments

The following table summarizes the Company’s cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$118,880	$118,880	$—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	497,143	—	497,143	—
U.S. treasury obligations	327,552	327,552	—	—
Total	$943,575	$446,432	$497,143	$—

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

6. Product Revenue Reserves and Allowances

In January 2020, the U.S. Food and Drug Administration (FDA) approved AYVAKIT for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumor (GIST) harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization to AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with advanced systemic mastocytosis (Advanced SM), including aggressive SM (ASM), SM with an associated hematological neoplasm (SM-AHN) and mast cell leukemia (MCL).

In September 2020, the FDA granted accelerated approval of GAVRETO for the treatment of adult patients with metastatic RET fusion-positive non-small cell lung cancer (NSCLC) as detected by an FDA approved test. In December 2020, the FDA granted a subsequent accelerated approval for GAVRETO, expanding the labeled indications to include adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant medullary thyroid cancer (MTC) who require systemic therapy, or with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate).

The Company recorded net product revenue from the U.S. product sales of GAVRETO through June 30, 2021, and on July 1, 2021, the Company transferred certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to its collaboration partner and did not record any net product revenue from product sales of GAVRETO during the second half of 2021. Products sales of GAVRETO were reflected as part of collaboration loss sharing in the consolidated statements of operations and comprehensive income (loss). For additional information, see Note 11, Collaboration and License Agreements.

The following table summarizes revenue recognized from product sales for the years ended December 31, 2021 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
AYVAKIT/AYVAKYT	$52,981	$21,262	$—
GAVRETO	4,706	872	—
Total product revenue	$57,687	$22,134	$—

The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance at January 1	$1,192	$—
Provision related to sales in the current period	8,624	2,515
Adjustment related to prior periods sales	(396)	—
Credits and payments made	(5,075)	(1,323)
Ending balance at December 31	$4,345	$1,192

The total reserves above, which are included in the Company’s consolidated balance sheets as of December 31, 2021 and 2020, are summarized as follows (in thousands):

	As of December 31,
	2021	2020
Reduction of accounts receivable, net	$419	$226
Component of accrued expenses	3,926	966
Total revenue-related reserves	$4,345	$1,192

7. Inventory

Capitalized inventory consists of the following at December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Raw materials	$10,788	$—
Work in process	17,702	9,488
Finished goods	3,916	914
Total	$32,406	$10,402

Balance sheet classification

	As of December 31,
	2021	2020
Inventory	$21,817	$8,581
Other assets	10,589	1,821
Total	$32,406	$10,402

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. For the year ended December 31, 2021, the Company recognized a write-down of $0.6 million. For the year ended December 31, 2020, no write-down was recorded. Long-term inventory, which primarily consists of work in process, is included in other assets in the consolidated balance sheets.

8. Restricted Cash

At December 31, 2021 and 2020, respectively, $5.2 million and $5.2 million, of the Company’s cash is restricted by a bank primarily related to security deposits for the lease agreements for the Company’s current and former corporate headquarters. For additional information, see Note 16, Leases.

9. Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated
	Useful Life	As of December 31,
	(Years)	2021	2020
Lab equipment	5	$13,120	$11,418
Furniture and fixtures	4	3,714	3,420
Computer equipment	3	1,714	1,513
Leasehold improvements	Term of lease	36,945	36,946
Software	3	412	412
Construction-in-progress		213	151
Total cost		56,118	53,860
Less: accumulated depreciation and amortization		(25,418)	(19,731)
Total		$30,700	$34,129

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $6.5 million, $6.6 million and $5.3 million, respectively.

10. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2021	2020
External research and development	$68,164	$60,255
Employee compensation	29,166	27,622
Accrued professional fees	12,611	10,986
Revenue-related reserves	3,926	966
Other	7,962	6,109
Total	$121,829	$105,938

11. Collaboration and License Agreements

Zai Lab

On November 8, 2021, the Company entered into a collaboration (the Zai Lab agreement) with Zai Lab (Shanghai) Co., Ltd., (Zai Lab), pursuant to which the Company granted Zai Lab exclusive rights to develop and commercialize the Company’s drug candidates BLU-701 and BLU-945 for the treatment of EGFR-driven non-small cell lung cancer in in Greater China, including Mainland China, Hong Kong, Macau and Taiwan (collectively, the Zai Lab territory), either as a monotherapy or as part of a combination therapy. The Company retains exclusive rights to the licensed products outside the Zai Lab territory.

The Company received an upfront cash payment of $25.0 million through December 31, 2021, and subject to the term of Zai Lab agreement, in addition to the upfront payment received, the Company is eligible to receive up to $590.0 million in contingent payments, including specified development, regulatory and sales-based milestones and tiered percentage royalties on a licensed product-by-licensed product basis ranging from the low-teens to mid-teens on annual net sales of each licensed product in the Zai Lab territory, subject to adjustment in specified circumstances. Zai

Lab will be responsible for costs related to clinical trials in the Zai Lab territory, other than the specified shared services costs as defined in the Zai Lab agreement which will be shared by the Company and Zai Lab.

Pursuant to the terms of the Zai Lab agreement, Zai Lab is responsible for conducting all development and commercialization activities in the Zai Lab territory related to the licensed drug candidates. In addition, under the Zai Lab agreement, each party has granted the other party specified intellectual property licenses to enable the other party to perform its obligations and exercise its rights under the Zai Lab agreement, including license grants to enable each party to conduct research, development and commercialization activities pursuant to the terms of the Zai Lab agreement.

The Zai Lab agreement will continue on a licensed product-by-product and region-by-region basis until the later of (i) the 12th anniversary of the date of the first commercial sale of a licensed product in the Zai Lab territory, (ii) the date of expiration of the last valid patent claim related to the Company’s patent rights of the product in the Zai Lab territory, and (iii) the expiration of the last regulatory exclusivity for that product in a region in the Zai Lab territory. Zai Lab may terminate the agreement for convenience by giving a written notice after the second anniversary of the effective date (a) at least 12 months after the date of notice, in the event such notice is given after the first commercial sale of a licensed product in the Zai Lab territory or (b) at least nine months after the date of such notice, in the event such notice is given prior to the first commercial sale of the first licensed product in the Zai Lab territory. Either party may terminate the Zai Lab agreement for the other party’s uncured material breach or insolvency. Upon termination, all licenses and all other rights granted by the Company to Zai Lab will terminate. Each party will retain its joint ownership interests in any joint collaboration technology.

The Company evaluated the Zai Lab agreement to determine whether it is a collaborative arrangement in scope of ASC 808. The Company concluded that the Zai Lab agreement is a collaborative agreement under ASC 808 as both parties are expected to participate in the activities at least through the completion of the clinical trials, both parties will incur significant costs to support the development activities, and the parties will share in the reward. The Company determined that the Zai Lab agreement contained two material components: (i) licenses granted to Zai Lab to exploit and develop each licensed product in the Zai Lab territory and related activities in the Zai Lab territory, including manufacturing, and (ii) the parties’ participation in the global development of the licensed products. The Company used the criteria specified in ASC 606 to determine which of the components of the Zai Lab agreement are performance obligations with a customer and concluded that Zai Lab is the Company’s customer for the licenses and related activities in the Zai Lab territory under ASC 606. The global development activities under the agreement does not present a transaction with a customer and the payments received by the Company for global development activities, including manufacturing, will be accounted for as a reduction of related expenses.

The Company evaluated the Zai Lab territory specific licenses and related activities under ASC 606 as these transactions are considered transactions with a customer, and identified three material promises at the outset of the Zai Lab agreement, which consists of the following for each licensed product: (1) the exclusive license, (2) the initial know-how transfer and (3) manufacturing activities related to development and commercial supply of the licensed product in the Zai Lab territory . The Company determined that the exclusive license and the initial know-how transfer were not distinct from each other, as the exclusive license has limited value without the corresponding know-how transfer. As such, for the purposes of ASC 606, the Company determined that these two material promises, the exclusive license and the initial know-how, should be combined into one distinct performance obligation. The Company further evaluated the material promise associated with manufacting activities related to development and commercial supply of the licensed products in the Zai Lab territory, given Zai Lab is not obligated to purchase any minimum amount or quantities of the development and commercial supply from the Company, the Company concluded that, for the purpose of ASC 606, the provision of manufacturing activities related to development and commercial supply of the licensed product in Zai Lab territory was an option but not a performance obligation of the Company at the inception of the Zai Lab collaboration agreement and will be accounted for if and when exercised. The Company also concluded that there is no separate material right in connection with the development and commercial supply of the licensed product, as the expected pricing was not issued at a significant and incremental discount. Therefore, the manufacturing activities were excluded as performance obligation at the outset of the arrangement.

The Company evaluated the license under ASC 606 and concluded that the license is a functional intellectual property license. The Company determined that Zai Lab benefited from the license along with the initial know-how transfer at the time of grant, and therefore the related performance obligation is satisfied at a point in time. Additionally, the Company is entitled to sales milestones and royalties from Zai Lab upon future sales of the licensed products in the

Zai Lab territory, and revenue will be recognized when the related sales occur. Costs that are incurred associated with Zai Lab territory specific activities are reimbursable from Zai and will be recognized as revenue.

For the purposes of ASC 606, the transaction price of the Zai Lab agreement as of the outset of the arrangement was determined to be $25.0 million, which consisted of the upfront cash payment. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company satisfied the performance obligation upon delivery of the licenses and initial know-how transfer and recognized the upfront payment of $25.0 million as revenue during the year ended December 31, 2021.

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

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million, and through December 31, 2021, the Company has achieved $105.0 million in specified regulatory and commercialization milestones. In addition to upfront and milestone payments received through December 31, 2021, the Company is eligible to receive up to $822.0 million in contingent payments, including specified development, regulatory and sales-based milestones for pralsetinib and any licensed product containing a next-generation RET compound.

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

For the purposes of ASC 606, the transaction price of the Roche collaboration agreement as of the outset of the arrangement was determined to be $695.7 million, which consisted of the upfront cash payment of $675.0 million and the $20.7 million premium on the sale of common stock to Roche Holdings, which was allocated to the performance obligation related to the pralsetinib licenses. During the years ended December 31, 2021 and 2020, cash consideration associated with regulatory or commercialization milestones of $50.0 million and $55.0 million respectively, were added to the estimated transaction price of the Roche pralsetinib agreement and recognized revenue in such periods. The other potential milestone payments that the Company is eligible to receive under the Roche pralsetinib agreement have been excluded from the transaction price, as all the remaining milestone amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

The following table summarizes revenue recognized under the Roche pralsetinib collaboration during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Upfront license revenue	$—	$695,694	$—
License milestone revenue	50,000	55,000	—
Manufacturing and other services related to Roche territory-specific activities	6,022	2,406	—
Total Roche pralsetinib collaboration revenue	$56,022	$753,100	$—

For the parties’ participation in global development for pralsetinib and the U.S. commercialization activities for GAVRETO, the Company concluded that those activities and cost-sharing payments related to such activities are within the scope of ASC 808, as both parties are active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards of those activities under the Roche pralsetinib collaboration agreement. Payments to or reimbursements from Roche related to the global development activities are accounted for as an increase to or reduction of research and development expenses. Prior to July 1, 2021, the Company was the principal for product sales to customers in the U.S. and recognized revenues on sales to third parties in product revenue, net in its consolidated statements of operations and comprehensive income (loss). On July 1, 2021, Roche took over certain responsibilities associated with product sales to customers, pricing and distribution matters for GAVRETO in the U.S. and became the principal for recording product sales to customers in the U.S., and the Company recognized its portion of the commercial losses sharing as collaboration loss sharing in its consolidated statements of operations and comprehensive income (loss).

The following table summarizes the amount from collaboration loss sharing after Roche became the principal for product sales of GAVRETO to customers in the U.S. (in thousands):

	Year Ended December 31,
	2021	2020	2019
The Company's share of loss in the U.S. for pralsetinib	$7,801	$—	$—

The following table summarizes the amounts recognized as reductions to selling, general and administrative expenses related to the commercialization of GAVRETO in the U.S., and reductions to research and development expenses related to global development activities for pralsetinib under the Roche pralsetinib collaboration during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Reductions to selling, general and administrative expenses	$18,753	$10,631	$—
Reductions to research and development expenses	11,192	20,459	—

The following table summarizes the contract assets associated with the Roche pralsetinib collaboration as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Accounts receivable, net	$2,679	$—
Unbilled accounts receivable	$6,802	$17,600

Clementia

On October 15, 2019, the Company entered into a license agreement (the Clementia agreement) with Clementia Pharmaceuticals, Inc. (Clementia), a wholly-owned subsidiary of Ipsen S.A. Under the Clementia agreement, the Company granted an exclusive, worldwide, royalty-bearing license to Clementia to develop and commercialize BLU-

782, the Company’s oral, highly selective investigational ALK2 inhibitor in clinical development for the treatment of fibrodysplasia ossificans progressive (FOP), as well as specified other compounds related to the BLU-782 program.

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through December 31, 2021, the Company has received $20.0 million cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through December 31, 2021, the Company is eligible to receive up to $490.0 million in potential development, regulatory and sales-based milestone payments for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and Clementia purchased specified manufacturing inventory from the Company for a total of $1.5 million.

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

The Company determined that the transaction price as of the outset of the arrangement was $46.5 million, which consisted of the upfront amount of $25.0 million, the $20.0 million cash milestone payment due and received in 2020, the purchase of existing manufacturing inventory of $1.2 million and the purchase of in-process manufacturing inventory of $0.3 million. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The transaction price was allocated to the three performance obligation on a relative stand-alone selling price basis. The Company satisfies the performance obligations upon delivery of the license and completion of the technology transfer and inventory transfers.

During the year ended December 31, 2021 and 2020, no material revenue was recognized from the Clementia collaboration. During the year ended December 31, 2019, the Company recognized $46.2 million as revenue for the delivery of the license, the technology transfer and the transfer of existing manufacturing inventory. There was no revenue deferred as a contract liability associated with the Clementia agreement as of December 31, 2021 and 2020.

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

The Company received an upfront cash payment of $40.0 million, and through December 31, 2021, the Company has achieved $23.0 million in milestone payments under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through December 31, 2021, the Company will be eligible to receive up to approximately $323.0 million in additional milestone payments, including $95.5 million related to development and regulatory milestones and $227.5 million related to sales-based milestones. In addition, CStone will be obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone will be responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone territory that will be shared by the Company and CStone.

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

A summary of manufacturing and research and development services related to the global development activities net of expenses payable to CStone during the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Manufacturing and research and development services related to global development activities, net of expenses payable to CStone	$2,358	$3,060	$3,286

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

Under the CStone agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront amount of $40.0 million constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the three performance obligations. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company satisfied the performance obligations upon delivery of the licenses, initial know-how transfers and product trademark and recognized the upfront payment of $40.0 million as revenue during the year ended December 31, 2018.

During the years ended December 31, 2021, 2020, and 2019, cash consideration associated with achieved development milestones of $9.0 million, $2.0 million and $12.0 million, respectively, were added to the estimated transaction price for the CStone agreement and recognized as revenue in such periods. The Company will continue to reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

During the year ended December 31, 2021, the Company entered into commercial supply agreements and an avapritinib manufacturing technology transfer agreement with CStone related to drug substance of avapritinib and drug product of avapritinib and pralsetinib to assist CStone’s commercialization activities conducted specifically for the CStone territory. The manufacturing activities in these agreements were considered as distinct performance obligations from the CStone collaboration agreement and collaboration revenue is recognized upon delivery of the drug substance and drug product to CStone.

A summary of revenue recognized under the CStone agreement during the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
License milestone revenue	$9,000	$2,000	$12,000
Manufacturing services and royalty revenue related to CStone territory-specific activities	24,395	1,630	144
Total CStone collaboration revenue	$33,395	$3,630	$12,144

The following table presents the contract assets associated with the CStone collaboration as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Accounts receivable, net	$8,164	$563
Unbilled accounts receivable	$5,034	$—

As of December 31, 2021, the Company had $4.8 million of deferred revenue as a contract liability associated with the CStone collaboration. This contract liability mainly resulted from advance payments made by CStone in connection with commercial supply of pralsetinib for the CStone territory. The contract liability associated with the CStone collaboration was $6.5 million at December 31, 2020.

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

Under the Roche immunotherapy agreement, Roche was originally granted up to five option rights to obtain an exclusive license to exploit products derived from the collaboration programs in the field of cancer immunotherapy. Such option rights are triggered upon the achievement of Phase 1 proof-of-concept. As a result of amendments to the Roche immunotherapy agreement in prior periods, the Company and Roche are currently conducting activities for up to two programs under the collaboration. For one of the two collaboration programs, if Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. For the other collaboration program, if Roche exercises its option, the Company will retain commercialization rights in the U.S. for the licensed product, and Roche will receive commercialization rights outside of the U.S. for the licensed product. The Company will also retain worldwide rights to any products for which Roche elects not to exercise its applicable option.

Prior to Roche’s exercise of an option, the Company will have the lead responsibility for drug discovery and preclinical development of all collaboration programs. In addition, the Company will have the lead responsibility for the conduct of all Phase 1 clinical trials other than those Phase 1 clinical trials for any product in combination with Roche’s portfolio of therapeutics, for which Roche will have the right to lead the conduct of such Phase 1 clinical trials. Pursuant to the Roche immunotherapy agreement, the parties will share the costs of Phase 1 development for each collaboration program. In addition, Roche will be responsible for post-Phase 1 development costs for each licensed product for which it retains global commercialization rights, and the Company and Roche will share post-Phase 1 development costs for each licensed product for which the Company retains commercialization rights in the U.S.

The Company received an upfront cash payment of $45.0 million in March 2016 upon execution of the Roche immunotherapy agreement, and through December 31, 2021, the Company has achieved $23.5 million in milestone payments under this collaboration. Subject to the terms of the Roche immunotherapy agreement, as amended, in addition to upfront payments received and milestones achieved through December 31, 2021, the Company is eligible to receive up to approximately $319.3 million in contingent option fees and milestone payments related to specified research, preclinical, clinical, regulatory and sales-based milestones. In addition, for any licensed product for which Roche retains worldwide commercialization rights, the Company will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which the Company retains commercialization rights in the U.S., the Company and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

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

Through December 31, 2021, the Company has achieved $23.5 million in milestone payments under this collaboration, and these amounts were added to the estimated transaction price and allocated to the existing performance obligation as it became probable that a significant reversal of cumulative revenue would not occur for each of the research milestones achieved.

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

A summary of revenue recognized under the Roche immunotherapy agreement during the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Roche collaboration research and development services revenue	$7,636	$14,580	$8,165

During the years ended December 31, 2021, 2020 and 2019, the Company recognized the following revenue due to the changes in the contract liability balances (in thousands):

	Year Ended December 31,
	2021	2020	2019
Amounts included in the contract liability at the beginning of the period	$5,080	$11,546	$4,578

As of December 31, 2021, the Company had revenue deferred as a contract liability related to the Roche immunotherapy agreement of $31.4 million, of which $6.3 million was included in current liabilities, and the research and development services related to the performance obligation are expected to be performed over a remaining period of approximately 3.25 years. As of December 31, 2020, the Company had revenue deferred as a contract liability related to the Roche immunotherapy agreement of $34.7 million, of which $6.1 million was included in current liabilities.

12. Stockholder’s Equity

On January 27, 2020, the Company closed a follow-on public offering of 4,710,144 shares of its common stock at a price to the public of $69.00 per share and received net proceeds of $308.4 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On July 30, 2020, the Company entered into the ATM Facility with Cowen, pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $250.0 million through Cowen as sales agent. During the year ended December 31, 2020, the Company issued and sold 1,784,926 shares of its common stock under the ATM Facility and received net proceeds of $194.7 million. The Company did not sell any shares of its common stock under ATM Facility during the year ended December 31, 2021.

13. Stock-based Compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance-based awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar years beginning January 1, 2021 and 2022, the number of shares reserved for issuance under the 2015 Plan was increased by 2,311,741 and 2,365,643 shares, respectively. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2021, there were 3,027,882 shares available for future grant under the 2015 Plan.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of December 31, 2021, there were 288,982 shares available for future grant under the Inducement Plan.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense totaling $91.6 million, $75.5 million and $54.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock-based compensation expense by award type included within the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	$57,912	$57,237	$47,726
Restricted stock units	33,939	18,407	6,445
Employee stock purchase plan	1,184	958	482
Subtotal	93,035	76,602	54,653
Capitalized stock-based compensation costs	(1,405)	(1,076)	—
Stock-based compensation expense included in total cost and operating expenses	$91,630	$75,526	$54,653

The following table presents stock-based compensation expense that is included in operating expenses by classification within the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$39,670	$33,642	$28,596
Selling, general and administrative	51,960	41,884	26,057
Total stock-based compensation expense included in operating expenses	$91,630	$75,526	$54,653

At December 31, 2021, there was $199.8 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted-average period of 2.6 years.

Stock Options

Stock options granted by the Company generally vest ratably over four years, with a one-year cliff for new employee awards and are exercisable from the date of grant for a period of ten years. The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.96%	1.02%	2.21%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.0	6.0	6.0
Expected stock price volatility	58.03%	60.48%	63.83%

The following table summarizes the stock option activity for the year ended December 31, 2021:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(1)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2020	6,030,641	$61.28	7.41	$306,810
Granted	1,125,514	98.50
Exercised	(982,791)	48.13
Canceled	(491,342)	79.27
Outstanding at December 31, 2021	5,682,022	$69.37	6.99	$214,675
Exercisable at December 31, 2021	3,499,094	$61.30	6.13	$160,313
(1)	Intrinsic value represents the amount by which the fair market value as of December 31, 2021 of the underlying common stock exceeds the exercise price of the option.

The weighted-average grant date fair value of options granted in the years ended December 31, 2021, 2020 and 2019 was $52.93, $34.77 and $48.96, respectively. The total intrinsic value of options exercised in the years ended December 31, 2021, 2020, and 2019 was $52.3 million, $43.3 million, and $33.8 million, respectively.

At December 31, 2021, the total unrecognized compensation expense related to unvested stock option awards was $93.8 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Restricted stock units

Restricted stock units granted by the Company generally vest ratably over four years. The following table summarizes the restricted stock units activity for the year ended December 31, 2021:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested shares at December 31, 2020	1,171,686	$65.37
Granted	999,504	98.62
Vested	(321,645)	66.87
Forfeited	(259,385)	78.31
Unvested shares at December 31, 2021	1,590,160	$83.85

The total fair value of restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $31.6 million, $7.4 million and $0.7 million, respectively. As of December 31, 2021, the total unrecognized compensation expense related to unvested restricted stock units was $105.9 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 ESPP, which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar years by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar years beginning January 1, 2021 and 2022, the number of shares reserved for issuance under the 2015 ESPP was increased by 577,935 and 591,410 shares, respectively. The Company issued 43,167, 38,516, and 20,724 shares under the ESPP during the years ended December 31, 2021, 2020, and 2019 respectively.

14. Net income (loss) per share

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

The calculation of net income (loss) and the number of shares used to compute basic and diluted net income (loss) per share for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net income (loss) - basic and diluted	$(644,085)	$313,882	$(347,694)
Weighted average shares outstanding - basic	58,518	54,534	47,829
Effect of dilutive securities:
Stock options	—	1,303	—
Restricted stock units	—	331	—
Weighted average shares outstanding - diluted	58,518	56,168	47,829
Net income (loss) per share - basic	$(11.01)	$5.76	$(7.27)
Net income (loss) per share - diluted	(11.01)	5.59	(7.27)

For the years ended December 31, 2021, 2020 and 2019, the following dilutive securities were not included in the computation of net income (loss) per share because the effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	5,682	4,480	5,796
Restricted stock units	1,590	13	420
ESPP shares	24	19	14
Total	7,296	4,512	6,230

15. Income Taxes

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Federal income tax (benefit) at statutory rate	21.00%	21.00%	21.00%
Permanent differences	0.07	(0.47)	1.11
In-process research and development	(8.53)	—	—
Federal research and development credits	0.76	(0.96)	0.77
Federal orphan drug credits	4.02	(10.35)	6.90
State income tax, net of federal benefit	1.26	0.08	7.46
Other	(0.05)	1.50	2.13
Foreign rate differential	(0.10)	0.37	(0.03)
Deferred rate change	0.79	2.60	(0.08)
Foreign tax credit	0.39	—	—
Change in valuation allowance	(20.08)	(13.42)	(39.26)
Effective income tax rate	(0.47)%	0.35%	—%

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$243,670	$140,769	$219,935
Research and development credit carryforwards	36,345	23,679	19,240
Orphan drug credit carryforwards	150,859	125,153	92,538
Accrued expenses and other	40,617	32,206	25,842
Deferred revenue	6,598	7,317	10,971
Deferred lease incentive	—	—	—
Deferred rent	24,798	19,308	26,196
Jublient license	448	—	—
Interest expense	29	—	—
Total gross deferred tax asset	503,364	348,432	394,722
Deferred tax liability
Depreciation	(5,157)	(5,451)	(4,474)
Right of use assets	(20,059)	(14,539)	(19,869)
UNICAP	(1,966)	—	—
Prepaid expenses	(2)	—	—
Valuation allowance	(476,180)	(328,442)	(370,379)
Net deferred tax asset	$—	$—	$—

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of its net federal, foreign and state deferred tax assets, and as a result, a valuation allowance of $476.2 million, $328.4 million and $370.4 million has been established at December 31, 2021, 2020 and 2019, respectively. The change in the valuation allowance was $147.7 million, ($42.0) million and $136.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase of deferred tax asset between December 31, 2021 and 2020 is primarily driven by increased net operating losses (NOL) and credits generated from R&D activities during the year.

The Company has incurred NOL since inception with the exception of year 2020. As of December 31, 2021, the Company had federal and state NOL carryforwards of $872.6 million and $997.1 million, respectively, which begin to expire in 2030, and of which $851.1 million of the Company’s federal NOL is post 2017 NOL that will be carried forward indefinitely. As a result of Lengo acquisition (a stock acquisition for tax purposes) in 2021, the Company has a carryover inside tax basis in Lengo’s assets and liabilities, including its tax attributes. The Company acquired $66.6 million and $67.1 million of the federal and state NOL carryforwards, respectively, from the acquisition of Lengo. All such acquired NOL is post 2017 NOL and will be carried forward indefinitely for federal purposes. As of December 31, 2021, the Company had federal and state research and development tax credit carryforwards of $19.4 million and $17.7 million, respectively, which begin to expire in 2030. The Company acquired $0.3 million and $0.2 million of the federal and state research development tax credit carryforwards, respectively, from the acquisition of Lengo. As of December 31, 2021, the Company had federal orphan drug credits of $150.9 million, which begin to expire in 2035 and state investment tax credits of $0.6 million, which have begun to expire in 2021. As of December 31, 2021, the Company has foreign tax credits of $2.5 million which will expire in 2031.

The Company has analyzed and validated its research and development tax credits as well as its orphan drug credits for 2011-2020. The Company generated research credits in 2021 but has not conducted a formal study to document its qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. No amounts are being presented as an uncertain tax position as of December 31, 2021 until such study is completed and the adjustment is known. A valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carry-forwards and the valuation allowance.

The Internal Revenue Code of 1986, as amended (the Code), provides for a limitation of the annual use of NOL and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes (as defined by the Code) that could limit the Company’s ability to utilize these carryforwards. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Approximately $2 million of the Company’s NOL carryforwards may not be available for utilization within their applicable carryforward periods based on the Section 382 study in 2020. In addition, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for federal or state income tax purposes.

With respect to the net operating losses and research and development tax credit carryforwards acquired from the acquisition of Lengo, the Company has not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since Lengo’s formation. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited and in turn, may not be able to take full advantage of these carryforwards for federal or state income tax purposes.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations and comprehensive loss. As of December 31, 2021 and 2020, the Company has no unrecognized tax benefits or accrued interest related to unrecognized tax benefits. As of December 31, 2021, the Company was open to examination in the U.S. federal and certain state jurisdictions for all of the Company’s tax years since the net operating losses may potentially be utilized in future years to reduce taxable income. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

16. Leases

38 Sidney Street

On February 12, 2015, the Company entered into a lease for approximately 39,000 rentable square feet of office and laboratory space at 38 Sidney Street in Cambridge, Massachusetts, which the initial term of the lease agreement will expire on October 31, 2022. On December 15, 2021, the Company extended the lease term to expire on November 30, 2029, and agreed to pay an initial annual base rent of approximately $4.5 million, which rises annually until it reaches approximately $5.5 million. The lease extension provided the Company with an allowance for leasehold improvements of $0.8 million improvements to be made to the premises. Security deposit of $0.9 million was recorded as restricted cash on the Company’s consolidated balance sheet as of December 31, 2021. The Company is subleasing the space to third parties and the term of the subleases will expire on February 28, 2022 and September 30, 2022.

45 Sidney Street

On April 28, 2017, the Company entered into a lease agreement for approximately 99,833 rentable square feet of office and laboratory space located at 45 Sidney Street in Cambridge, Massachusetts. On September 19, 2018, the Company entered into an amendment to the lease agreement to expand the rentable square footage to approximately 139,216 square feet. The initial term of the lease agreement will expire on November 30, 2029, unless terminated sooner. The lease agreement also provides the Company with an option to extend the lease agreement for two consecutive five-year periods at the then fair market annual rent, as defined in the lease agreement.

The Company has agreed to pay for the 99,833 rentable square feet an initial annual base rent of approximately $7.7 million, which increases annually until it reaches approximately $10.6 million in the last year of the initial term. The Company has also agreed to pay an initial annual base rent of approximately $3.2 million for the expansion premises, which increases annually until it reaches approximately $4.2 million in the last year of the initial term for the expansion premises. The amended lease provided the Company with a total tenant improvement allowance of approximately $17.4 million for improvements to be made to the premises. Security deposit of $3.8 million was recorded as restricted cash on the Company’s consolidated balance sheet as of December 31, 2021.

The lease agreements do not contain residual value guarantees and the components of lease cost for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
Operating leases:	2021	2020	2019
Lease cost	$18,299	$17,600	$16,162
Sublease income	(2,174)	(2,919)	(2,834)
Net lease cost	$16,125	$14,681	$13,328

The Company has not entered into any material short-term leases or financing leases as of December 31, 2021.

Supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	$14,896	$14,444
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$28,929	$479

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	7.8
Weighted average discount rate	7.4%

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows (in thousands):

2022	15,825
2023	17,691
2024	18,183
2025	18,557
2026	19,089
Thereafter	58,912
Total future minimum lease payments	148,257
Less imputed interest	(36,849)
Total	$111,408

*

Minimum lease payments have not been reduced by minimum net sublease receivables of $2.0 million due in the future under the Company’s non-cancelable subleases for the office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts.

17. Employee Benefit Plans

The Company sponsors various retirement and pension plans. The estimates of liabilities and expenses for these plans incorporate a number of assumptions, including expected rates of return on plan assets and interest rates used to discount future benefits.

401(k) Savings Plan

The Company maintains a 401(k) plan for employees (the 401(k) Plan). The 401(k) Plan is intended to qualify under Section 401(k) of the Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings on contributions, are not taxable to the employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits the Company to make contributions up to the limits allowed by law on behalf of all eligible employees. The expense related to the 401(k) Plan primarily consists of the Company’s matching contributions. The expenses related to the 401(k) Plan for the years ended December 31, 2021, 2020 and 2019 were $3.0 million, $1.9 million and $1.2 million, respectively.

Switzerland Defined Benefit Plan

The Company maintains a pension plan covering employees of its Swiss subsidiary, Blueprint Medicines (Switzerland) GmbH (the “Swiss Plan”). The Swiss Plan is a government-mandated retirement fund that provides employees with a minimum benefit. Employer and employee contributions are made to the Swiss Plan based on various percentages of salary and wages that vary according to employee age and other factors. As is customary with Swiss pension plans, the assets of the Swiss Plan are invested in a collective fund with multiple employers. The Company has no investment authority over the assets of the Swiss Plan, which are held and invested by a Swiss insurance company. The investment strategy of the Swiss Plan is managed by an independent asset manager with the objective of achieving a consistent long-term return which will provide sufficient funding for future pension obligations while limiting risk. As of December 31, 2021, the Swiss Plan had an unfunded status of $3.4 million, which resulted from fair value of plan assets of $4.5 million and projected benefit obligation of $7.9 million. The accumulated benefit obligation at December 31, 2021 was $6.5 million. The Company’s net periodic benefit cost for the year ended December 31, 2021 was $2.0 million. The net periodic benefit cost for the years ended December 31, 2020 and 2019 were not material. The contributions to the Swiss Plan for the years ended December 31, 2021, 2020 and 2019 were not material.

18. Commitments and Contingencies

Purchase Commitments Associated with Commercial Supply Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT and GAVRETO, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. The aggregate amount of future minimum purchase obligations under these manufacturing agreements over the period of next five years is approximately $34.2 million as of December 31, 2021.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or 2020.

19. Subsequent Events

During the first quarter of 2022, a $30.0 million development milestone was achieved under our license agreement with Clementia.