Form 10-Q
period 2022-03-31
Blueprint Medicines Corp
filed 2022-05-03
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on April 29, 2022: 59,570,547

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies;
●	our ability and plans in continuing to expand out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT® (avapritinib) (marketed in Europe under the brand name AYVAKYT®), GAVRETO® (pralsetinib) and any current and future drug candidates for which we receive marketing approval;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for our current and future drug candidates as monotherapies or in combination with other agents and research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;
●	the potential benefits of our collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc. to develop and commercialize pralsetinib globally (excluding Greater China), our cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., our collaboration with CStone Pharmaceuticals to develop and commercialize avapritinib, pralsetinib and fisogatinib in Greater China, our collaboration with Zai Lab to develop and commercialize BLU-701 and BLU-945 as inhibitors of epidermal growth factor receptor (EGFR), and our collaboration with Proteovant Therapeutics to discover and advance novel targeted protein degrader therapies, as well as our ability to maintain these collaborations and establish additional strategic collaborations;

●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc. to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;
●	the development of companion diagnostic tests for our current or future drugs or drug candidates;
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry;
●	the actual or potential benefits of designations granted by the U.S. Food and Drug Administration (FDA), such as orphan drug, fast track and breakthrough therapy designation or priority review; and
●	the impact and scope of the ongoing COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones, including our ongoing and planned research and discovery activities, ability to conduct ongoing and planned clinical trials, clinical supply of current or future drug candidates, and the launch, marketing, sale and commercial supply of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$37,199	$209,948
Marketable securities	549,627	267,166
Accounts receivable	28,758	25,155
Unbilled accounts receivable	3,840	11,875
Inventory	30,145	21,817
Prepaid expenses and other current assets	37,675	18,064
Total current assets	687,244	554,025
Marketable securities	306,525	557,529
Property and equipment, net	31,110	30,700
Operating lease right-of-use assets, net	88,119	90,162
Restricted cash	5,171	5,171
Other assets	25,138	14,638
Total assets	$1,143,307	$1,252,225
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	17,961	8,333
Accrued expenses	100,698	121,829
Current portion of operating lease liabilities	8,762	8,093
Current portion of deferred revenue	9,604	11,510
Total current liabilities	137,025	149,765
Operating lease liabilities, net of current portion	100,762	103,315
Deferred revenue, net of current portion	13,721	25,066
Other long-term liabilities	10,133	3,344
Total liabilities	261,641	281,490
Commitments and Contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 59,555,974 and 59,141,086 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	60	59
Additional paid-in capital	2,275,156	2,250,250
Accumulated other comprehensive loss	(12,110)	(4,133)
Accumulated deficit	(1,381,440)	(1,275,441)
Total stockholders’ equity	881,666	970,735
Total liabilities and stockholders’ equity	$1,143,307	$1,252,225

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Product revenue, net	$23,841	$8,955
Collaboration revenue	38,890	12,621
Total revenues	62,731	21,576
Cost and operating expenses:
Cost of sales	5,079	102
Collaboration loss sharing	3,265	—
Research and development	103,133	79,710
Selling, general and administrative	57,058	42,002
Total cost and operating expenses	168,535	121,814
Other income (expense):
Interest income, net	442	738
Other expense, net	(453)	(214)
Total other income (expense)	(11)	524
Loss before income taxes	(105,815)	(99,714)
Income tax expense	184	—
Net loss	$(105,999)	$(99,714)
Other comprehensive income (loss):
Unrealized losses on available-for-sale investments	(8,020)	(400)
Currency translation adjustments	43	517
Comprehensive loss	$(113,976)	$(99,597)
Net loss per share - basic and diluted	$(1.79)	$(1.72)
Weighted-average number of common shares used in net loss per share - basic and diluted	59,312	58,023

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2021	59,141,086	$59	$2,250,250	$(4,133)	$(1,275,441)	$970,735
Issuance of common stock under stock plan	414,888	1	1,297	—	—	1,298
Stock-based compensation expense	—	—	23,609	—	—	23,609
Other comprehensive income	—	—	—	(7,977)	—	(7,977)
Net loss	—	—	—	—	(105,999)	(105,999)
Balance at March 31, 2022	59,555,974	$60	$2,275,156	$(12,110)	$(1,381,440)	$881,666

Balance at December 31, 2020	57,793,533	$58	$2,106,600	$(5,214)	$(631,356)	$1,470,088
Issuance of common stock under stock plan	483,879	—	8,318	—	—	8,318
Stock-based compensation expense	—	—	21,212	—	—	21,212
Other comprehensive income	—	—	—	117	—	117
Net loss	—	—	—	—	(99,714)	(99,714)
Balance at March 31, 2021	58,277,412	$58	$2,136,130	$(5,097)	$(731,070)	$1,400,021

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(105,999)	$(99,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,628	1,608
Noncash lease expense	2,037	1,522
Stock-based compensation	23,399	20,684
Other	813	536
Changes in assets and liabilities:
Accounts receivable	(3,645)	(27,613)
Unbilled accounts receivable	8,035	9,013
Inventory	(9,828)	(4,837)
Prepaid expenses and other current assets	(19,588)	(2,594)
Other assets	(13,741)	(44)
Accounts payable	9,516	(1,464)
Accrued expenses	(17,049)	(21,312)
Other long-term liabilities	6,826	527
Deferred revenue	(13,251)	(185)
Operating lease liabilities	(1,879)	(1,905)
Net cash provided used in operating activities	(132,726)	(125,778)
Cash flows from investing activities
Purchases of property and equipment	(1,153)	(173)
Purchases of investments	(39,937)	(83,080)
Maturities of investments	—	215,450
Net cash provided by (used in) investing activities	(41,090)	132,197
Cash flows from financing activities
Net proceeds from stock option exercises and employee stock purchase plan	1,264	7,011
Net cash provided by financing activities	1,264	7,011
Net increase (decrease) in cash, cash equivalents, and restricted cash	(172,552)	13,430
Cash, cash equivalents and restricted cash at beginning of period	215,119	689,804
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(197)	(97)
Cash, cash equivalents and restricted cash at end of period	$42,370	$703,137
Supplemental cash flow information
Property and equipment purchases unpaid at period end	$1,036	$443
Cash paid for taxes, net	$169	$574

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands).

	March 31,	March 31,
	2022	2021
Cash and cash equivalents	$37,199	$697,966
Restricted cash	5,171	5,171
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$42,370	$703,137

Blueprint Medicines Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Blueprint Medicines Corporation (the Company), a Delaware corporation incorporated on October 14, 2008, is a precision therapy company focused on genomically defined cancers and blood disorders. The Company’s approach is to leverage its novel research engine to systematically and reproducibly identify drivers of diseases in genomically defined patient populations, and to craft highly selective and potent drug candidates that are intended to provide significant and durable clinical responses to patients.

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

As of March 31, 2022, the Company had cash, cash equivalents and marketable securities of $893.4 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) as found in the Accounting Standards Codification (ASC), Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB) and the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2021 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022 (the 2021 Annual Report on Form 10-K).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021, stockholder’s equity for the three months ended March 31, 2022 and 2021 and cash flows for three months ended March 31, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any future period.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities, Blueprint Medicines (Switzerland) GmbH, Blueprint Medicines (Netherlands) B.V., Blueprint Medicines (UK) Ltd, Blueprint Medicines (Germany) GmbH, Blueprint Medicines (Spain) S.L., Blueprint Medicines (France) SAS, Blueprint Medicines (Italy) S.r.L., and Lengo Therapeutics, Inc. (Lengo), which was acquired on December 30, 2021. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: revenue recognition, inventory, operating lease right-of-use assets, operating lease liabilities, stock-based compensation expense, accrued expenses, and income taxes. The length of time and full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, subject to change and difficult to predict, including as a result of new information that may emerge concerning COVID-19, including the identification and spread of new variants, and the actions taken to contain or treat COVID-19, as well as the economic impact thereof on local, regional, national and international customers and markets. The Company considers the impact of COVID-19 while making the estimates within its consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates. The Russian invasion of Ukraine has not had a material impact on the Company’s business, results of operations and financial condition.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2021 Annual Report on Form 10-K.

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

Government assistance

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance to add annual disclosure requirements related to transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The standard is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted the new standard on January 1, 2022. The adoption did not have a significant impact on the disclosures of the Company’s condensed consolidated financial statements.

Reclassification

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation.

3. Marketable securities

Marketable securities consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
March 31, 2022	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$498,420	$—	(5,649)	$492,771
U.S. treasury obligations	368,440	1	(5,060)	363,381
Total	$866,860	$1	$(10,709)	$856,152

	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$498,582	$21	$(1,460)	$497,143
U.S. treasury obligations	328,801	—	(1,249)	327,552
Total	$827,383	$21	$(2,709)	$824,695

As of March 31, 2022, the Company held 88 debt securities that were in an unrealized loss position with an aggregate fair value of $841.2 million. As of December 31, 2021, the Company held 74 debt securities that were in an unrealized loss position with an aggregate fair value of $750.5 million. As of March 31, 2022 and December 31, 2021, there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, 33 securities with an aggregate fair value of $306.5 million had remaining maturities between one year and five years. As of December 31, 2021, 56 securities with an aggregate fair value of $557.5 million had remaining maturities between one year and five years.

The Company did not receive any proceeds from maturities of debt securities for the three months ended March 31, 2022 and received proceeds of $215.5 million from maturities of debt securities for the three months ended March 31, 2021. The Company did not realize any gains or losses from maturities of debt securities for the three months ended March 31, 2022 and 2021.

4. Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2022 (in thousands):

		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$14,699	$14,699	$—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	492,771	—	492,771	—
U.S. treasury obligations	363,381	363,381	—	—
Total	$870,851	$378,080	$492,771	$—

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

5. Product Revenue Reserves and Allowances

In January 2020, the U.S. Food and Drug Administration (FDA) approved AYVAKIT for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumor (GIST) harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization to AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with advanced systemic mastocytosis (Advanced SM), including aggressive SM (ASM), SM with an associated hematological neoplasm (SM-AHN) and mast cell leukemia (MCL). In March 2022, the European Commission expanded the marketing authorization for AYVAKYT to include the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy.

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

The Company recorded net product revenue from the U.S. product sales of GAVRETO in 2021 until it transferred, on July 1, 2021, certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to its collaboration partner. The Company did not record any net product revenue from product sales of GAVRETO subsequent to this transition date. For additional information, see Note 9, Collaboration and License Agreements.

The following table summarizes revenue recognized from product sales for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
AYVAKIT/AYVAKYT	$23,841	$7,127
GAVRETO	—	1,828
Total product revenue	$23,841	$8,955

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31
	2022	2021
Beginning balance at January 1	$4,345	$1,192
Provision related to product sales	4,581	1,582
Adjustment related to prior periods sales	(308)	—
Credits and payments made	(2,654)	(774)
Ending balance at March 31	$5,964	$2,000

The total reserves that are included in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, are summarized as follows (in thousands):

	March 31,	December 31,
	2022	2021
Reduction of accounts receivable, net	$870	$419
Component of accrued expenses	5,094	3,926
Total revenue-related reserves	$5,964	$4,345

6. Inventory

Capitalized inventory consists of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$16,606	$10,788
Work in process	18,619	17,702
Finished goods	2,270	3,916
Total	$37,495	$32,406

Balance sheet classification

	March 31,	December 31,
	2022	2021
Inventory	$30,145	$21,817
Other assets	7,350	10,589
Total	$37,495	$32,406

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. The Company did not recognize any such write-down for the three months ended March 31, 2022 and 2021. Long-term inventory, which primarily consists of work in process and raw materials, is included in other assets in the unaudited condensed consolidated balance sheets.

7. Restricted Cash

At March 31, 2022 and December 31, 2021, $5.2 million and $5.2 million, respectively, of the Company’s cash is restricted by a bank primarily related to security deposits for the Company’s building lease agreements.

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Research, development and commercial contract costs	$57,431	$68,164
Employee compensation	13,613	29,166
Accrued professional fees	14,947	12,611
Revenue-related reserves	5,094	3,926
Other	9,613	7,962
Total	$100,698	$121,829

9. Collaboration and License Agreements

Proteovant

On February 26, 2022, the Company entered into an exclusive collaboration agreement (the Proteovant collaboration agreement) with Oncopia Therapeutics, Inc., d/b/a Proteovant Therapeutics, Inc., (Proteovant), pursuant to which the parties will jointly research and advance up to two novel protein degrader therapies into development candidates, as well as up to two additional novel protein degrader target programs as may be mutually agreed to by the Company and Proteovant (each a target program). On a target program-by-target program basis, the Company will have an exclusive option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound and licensed product under each target program. Proteovant will have the right to opt into the global development and U.S. commercialization of certain licensed compounds and licensed products under the second target program that the Company options, and if the parties add additional target programs, Proteovant will have the same opt-in right for the fourth target program that the Company options.

The Company paid Proteovant an upfront payment of $20.0 million in connection with the execution of the agreement and Proteovant will be eligible to receive up to an additional $632.0 million in contingent milestone payments including specified research, development, regulatory and commercialization milestones and tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid- to high-single digits on net sales on the first two target programs, subject to adjustment in specified circumstances. If Proteovant opts in to the second target program, the parties will split profits and losses of that program equally in the U.S. along with development costs and the milestone payments for the program will be reduced accordingly. Proteovant will be eligible to receive milestone payments and royalties on ex-U.S. sales. In addition, the parties may jointly extend the collaboration, with the same structure and financial terms, to two additional program targets through additional funding by the Company.

The Company concluded that Proteovant is providing the Company with research services throughout the period until the Company can exercise its option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound. Therefore, the Company recorded the $20.0 million upfront payment as an asset on the unaudited condensed consolidated financial statements and will record it as research and development expense over the expected research period. During the three months ended March 31, 2022, the Company recorded research and development expense of $0.5 million under the Proteovant collaboration agreement. The Company will reevaluate the research period at the end of each reporting period and as any changes in circumstances occur, and if necessary, the Company will adjust its estimate of expected research period accordingly. Each research and development milestone payment will be accrued and expensed when probable.

Zai Lab

On November 8, 2021, the Company entered into a collaboration (the Zai Lab agreement) with Zai Lab (Shanghai) Co., Ltd., (Zai Lab), pursuant to which the Company granted Zai Lab exclusive rights to develop and commercialize the Company’s drug candidates BLU-701 and BLU-945 for the treatment of EGFR-driven non-small cell lung cancer in Greater China, including Mainland China, Hong Kong, Macau and Taiwan (collectively, the Zai Lab territory), either as a monotherapy or as part of a combination therapy. The Company retains exclusive rights to the licensed products outside the Zai Lab territory.

Under the Zai Lab agreement, the Company received an upfront cash payment of $25.0 million and, in addition to the upfront payment received, the Company is eligible to receive up to $590.0 million in contingent payments, including specified development, regulatory and sales-based milestones and tiered percentage royalties on a licensed product-by-licensed product basis ranging from the low-teens to mid-teens on annual net sales of each licensed product in the Zai Lab territory, subject to adjustment in specified circumstances. Zai Lab will be responsible for costs related to clinical trials in the Zai Lab territory, other than the specified shared services costs as defined in the Zai Lab agreement which will be shared by the Company and Zai Lab.

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

The Company evaluated the Zai Lab agreement to determine whether it is a collaborative arrangement in the scope of ASC 808. The Company concluded that the Zai Lab agreement is a collaborative agreement under ASC 808 as both parties are active participants in the clinical trials and are exposed to significant risks and rewards of those activities under the Zai Lab agreement. The Company determined that the Zai Lab agreement contained two material components: (i) licenses granted to Zai Lab to exploit and develop each licensed product in the Zai Lab territory and related activities in the Zai Lab territory, including manufacturing, and (ii) the parties’ participation in the global development of the licensed products. The Company used the criteria specified in ASC 606 to determine which of the components of the Zai Lab agreement are performance obligations with a customer and concluded that Zai Lab is the Company’s customer for the licenses and related activities in the Zai Lab territory under ASC 606. The global development activities under the agreement does not present a transaction with a customer and the payments received by the Company for global development activities, including manufacturing, are accounted for as a reduction of related expenses. During the three months ended March 31, 2022, no material reduction of expenses was recorded from the Zai Lab agreement.

The Company evaluated the Zai Lab territory specific licenses and related activities under ASC 606 as these transactions are considered transactions with a customer and identified three material promises at the outset of the Zai Lab agreement, which consists of the following for each licensed product: (1) the exclusive license, (2) the initial know-how transfer and (3) manufacturing activities related to development and commercial supply of the licensed product in the Zai Lab territory. The Company determined that the exclusive license and the initial know-how transfer were not distinct from each other, as the exclusive license has limited value without the corresponding know-how transfer. As such, for the purposes of ASC 606, the Company determined that these two material promises, the exclusive license and the initial know-how, should be combined into one distinct performance obligation. The Company further evaluated the material promise associated with manufacturing activities related to development and commercial supply of the licensed products in the Zai Lab territory, given Zai Lab is not obligated to purchase any minimum amount or quantities of the development and commercial supply from the Company, the Company concluded that, for the purpose of ASC 606, the provision of manufacturing activities related to development and commercial supply of the licensed product in Zai Lab territory was an option but not a performance obligation of the Company at the inception of the Zai Lab collaboration agreement and will be accounted for if and when exercised. The Company also concluded that there is no separate material right in connection with the development and commercial supply of the licensed product, as the expected pricing was not issued at a significant and incremental discount. Therefore, the manufacturing activities were excluded as performance obligation at the outset of the arrangement.

The Company evaluated the license under ASC 606 and concluded that the license is a functional intellectual property license. The Company determined that Zai Lab benefited from the license along with the initial know-how transfer at the time of grant, and therefore the related performance obligation is satisfied at a point in time. Additionally, the Company is entitled to sales milestones and royalties from Zai Lab upon future sales of the licensed products in the Zai Lab territory, and revenue will be recognized when the related sales occur. Costs that are incurred associated with Zai Lab territory specific activities are reimbursable from Zai and are recognized as revenue. During the three months ended March 31, 2022, no material revenue was recorded related to Zai Lab territory specific activities in the unaudited condensed consolidated financial statements.

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

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million, and through March 31, 2022, the Company has received an aggregate of $105.0 million in specified regulatory and commercialization milestones. In addition to the upfront and milestone payments received through March 31, 2022, the Company is eligible to receive up to $822.0 million in contingent payments, including specified development, regulatory and sales-based milestones for pralsetinib and any licensed product containing a next-generation RET compound.

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

In connection with the Roche collaboration agreement, on July 13, 2020, the Company also entered into a stock purchase agreement with Roche Holdings, Inc. (Roche Holdings) pursuant to which the Company issued and sold an aggregate of 1,035,519 shares of common stock to Roche Holdings at a purchase price of $96.57 per share and received an aggregate of $100.0 million in the third quarter of 2020. The closing for a minority portion of the equity investment occurred following the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

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

The Company evaluated the Roche territory activities under ASC 606 and identified one material promise associated with manufacturing activities related to development and commercial supply of pralsetinib in the Roche territory for up to 24 months. Given that Roche is not obligated to purchase any minimum amount or quantities of the development and commercial supply from the Company, the Company concluded that, for the purpose of ASC 606, the provision of manufacturing activities related to development and commercial supply of pralsetinib in Roche territory was an option but not a performance obligation of the Company at the inception of the Roche collaboration agreement and will be accounted for if and when exercised. The Company also concluded that there is no separate material right in connection with the development and commercial supply of pralsetinib, as the expected pricing was not issued at a significant and incremental discount. Therefore, the manufacturing activities were excluded as performance obligations at the outset of the arrangement. Additionally, the Company is entitled to sales milestones and royalties from Roche upon future sales of pralsetinib in the Roche territory, and revenue are recognized when the related sales occur. Costs that are incurred associated with the Roche territory activities are reimbursable from Roche and are recognized as revenue.

For the purposes of ASC 606, the transaction price of the Roche collaboration agreement at the outset of the arrangement was determined to be $695.7 million, which consisted of the upfront cash payment of $675.0 million and the $20.7 million premium on the sale of common stock to Roche Holdings, which was allocated to the performance obligation related to the pralsetinib licenses. Through March 31, 2022, the Company has achieved an aggregate of $105.0 million in specified regulatory and commercialization milestones and added the $105.0 million to the estimated transaction price of the Roche pralsetinib agreement. The other potential milestone payments that the Company is eligible to receive under the Roche pralsetinib agreement have been excluded from the transaction price, as all the remaining milestone amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

The following table summarizes revenue recognized under the Roche pralsetinib collaboration during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Manufacturing and research and development services related to Roche territory-specific activities	656	1,772
Royalty revenue	286	—
Total Roche pralsetinib collaboration revenue	$942	$1,772

For the parties’ participation in global development for pralsetinib and the U.S. commercialization activities for GAVRETO, the Company concluded that those activities and cost-sharing payments related to such activities are within the scope of ASC 808, as both parties are active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards of those activities under the Roche pralsetinib collaboration agreement. Payments to or reimbursements from Roche related to the global development activities are accounted for as an increase to or reduction of research and development expenses. Prior to July 1, 2021, the Company was the principal for product sales to customers in the U.S. and recognized revenues on sales to third parties in product revenue, net in its consolidated statements of operations and comprehensive loss. On July 1, 2021, Roche took over certain responsibilities associated with product sales to customers, pricing and distribution matters for GAVRETO in the U.S. and became the principal for recording product sales to customers in the U.S., and the Company recognized its portion of the commercial losses sharing as collaboration loss sharing in its consolidated statements of operations and comprehensive loss.

The following table summarizes the amount recognized from collaboration loss sharing after Roche became the principal for product sales of GAVRETO to customers in the U.S. (in thousands):

	Three Months Ended
	March 31,
	2022	2021
The Company's share of loss in the U.S. for pralsetinib	$3,265	$—

The following table summarizes the amounts recognized as reductions to selling, general and administrative expenses related to the commercialization of GAVRETO in the U.S., and reductions to research and development expenses related to global development activities for pralsetinib under the Roche pralsetinib collaboration during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Reductions to selling, general and administrative expenses	$4,832	$3,003
Reductions to research and development expenses	$10	$4,082

The following table summarizes the contract assets associated with the Roche pralsetinib collaboration as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Accounts receivable, net	$1,104	$2,679
Unbilled accounts receivable	$2,643	$6,802

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

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through March 31, 2022, the Company has received an aggregate of $50.0 million in cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through March 31, 2022, the Company is eligible to receive up to $460.0 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and to purchase specified manufacturing inventory from the Company for a total of $1.5 million.

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

The Company determined that the transaction price as of the outset of the arrangement was $46.5 million, which consisted of the upfront amount of $25.0 million, the $20.0 million cash milestone payment received in the third quarter of 2020, the purchase of existing manufacturing inventory of $1.2 million and the purchase of in-process manufacturing inventory of $0.3 million. The transaction price was allocated to the three performance obligations on a relative stand-alone selling price basis. The Company satisfied the performance obligations upon delivery of the license and completion of the technology transfer and inventory transfers. During 2019, the Company completed the delivery of the license, the technology transfer and the transfer of existing manufacturing inventory and recognized a total of $46.2 million as revenue.

During the three months ended March 31, 2022, cash consideration associated with an achieved development milestone of $30.0 million was added to the estimated transaction price for the Clementia agreement and recognized as revenue. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as the amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

During the three months ended March 31, 2021, no material revenue was recognized from the Clementia collaboration. There was no revenue deferred as a contract liability associated with the Clementia agreement as of March 31, 2022 and December 31, 2021.

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

The Company received an upfront cash payment of $40.0 million, and through March 31, 2022, the Company has achieved an aggregate of $27.0 million in milestones under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through March 31, 2022, the Company will be eligible to receive up to $319.0 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, CStone will be obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone will be responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone territory that will be shared by the Company and CStone.

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

The Company evaluated the CStone agreement to determine whether it is a collaborative arrangement for purposes of ASC 808. The Company determined that there were two material components of the CStone agreement: (i) the CStone territory-specific license and related activities in the CStone territory, and (ii) the parties’ participation in global development of the licensed products. The Company concluded that the CStone territory-specific license and related activities in the CStone territory are not within the scope of ASC 808 because the Company is not exposed to significant risks and rewards. The Company concluded that CStone is a customer with regard to the component that includes the CStone territory-specific license and related activities in CStone territory, which include manufacturing. For the parties’ participation in global development of the licensed products, the Company concluded that the research and development activities and cost-sharing payments related to such activities are within the scope of ASC 808 as both parties are active participants exposed to the risk of the activities under the CStone agreement. The Company concluded that CStone is not a customer with regard to the global development component in the context of the CStone agreement. Therefore, payments received by the Company for global development activities under the CStone agreement, including manufacturing, are accounted for as a reduction of related expenses.

A summary of manufacturing and research and development services related to the global development activities, net of expenses payable to CStone during the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Manufacturing and research and development services related to global development activities, net of expenses payable to CStone	$488	$739

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

During the three months ended March 31, 2022 and 2021, cash consideration associated with achieved regulatory and development milestones of $4.0 million and $9.0 million, respectively, were added to the estimated transaction price for the CStone agreement and recognized as revenue in such periods. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

In 2021, the Company entered into commercial supply agreements and an avapritinib manufacturing technology transfer agreement with CStone related to supply of drug substance of avapritinib and drug product of avapritinib and pralsetinib to assist CStone’s commercialization activities conducted specifically for the CStone territory. During the three months ended March 31, 2022, the Company entered into a pralsetinib manufacturing technology transfer agreement with CStone related to supply of drug substance of pralsetinib. The manufacturing activities in these agreements were considered as distinct performance obligations from the CStone collaboration agreement and collaboration revenue is recognized upon delivery of the drug substance and drug product to CStone.

A summary of revenue recognized under the CStone agreement during the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
License milestone revenue	$4,000	$9,000
Manufacturing services and royalty revenue related to CStone territory-specific activities	5,212	271
Total CStone collaboration revenue	$9,212	$9,271

The following table presents the contract assets associated with the CStone collaboration as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Accounts receivable, net	$12,233	$8,164
Unbilled accounts receivable	$853	$5,034

As of March 31, 2022, the Company had $4.6 million of deferred revenue as a contract liability associated with the CStone collaboration. This contract liability results primarily from advance payments made by CStone in connection with commercial supply of pralsetinib for the CStone territory. The contract liability associated with the CStone collaboration was $4.8 million at December 31, 2021.

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

Under the Roche immunotherapy agreement, Roche was originally granted up to five option rights to obtain an exclusive license to exploit products derived from the collaboration programs in the field of cancer immunotherapy. Such option rights are triggered upon the achievement of Phase 1 proof-of-concept. As a result of amendments to the Roche immunotherapy agreement in prior reporting periods, the Company and Roche are currently conducting activities for up to two programs under the collaboration. For one of the two collaboration programs, if Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. For the other collaboration program, if Roche exercises its option, the Company will retain commercialization rights in the U.S. for the licensed product, and Roche will receive commercialization rights outside of the U.S. for the licensed product. The Company will also retain worldwide rights to any products for which Roche elects not to exercise its applicable option.

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

The Company received an upfront cash payment of $45.0 million, and through March 31, 2022, the Company has received an aggregate of $23.5 million in milestone payments under this collaboration. Subject to the terms of the Roche immunotherapy agreement, as amended, in addition to the upfront and milestone payments received through March 31, 2022, the Company is eligible to receive up to approximately $319.3 million in contingent option fees and milestone payments related to specified research, preclinical, clinical, regulatory and sales-based milestones. In addition, for any licensed product for which Roche retains worldwide commercialization rights, the Company will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which the Company retains commercialization rights in the U.S., the Company and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

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

Through March 31, 2022, the Company has achieved an aggregate of $23.5 million in research milestones under this collaboration, and these amounts were added to the estimated transaction price and allocated to the existing performance obligation as it became probable that a significant reversal of cumulative revenue would not occur for each of the research milestones achieved. During the three months ended March 31, 2022, it was determined that Roche will initiate a Phase 1 clinical development plan for BLU-852, one of the ongoing programs, in combination with atezolizumab, an approved drug product commercialized by Roche, and pursuant to the Roche immunotherapy agreement, the Company will share the development cost up to $15.0 million. As a result, the Company reduced the aggregated transaction price of this collaboration from $68.5 million to $53.5 million and recorded its commitment of $15.0 million as a contract liability on its unaudited condensed consolidated financial statements.

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. During the three months ended March 31, 2022, a reduction in the costs expected to be incurred in the future to satisfy certain performance obligations under the collaboration became probable as a result of Roche and the Company endorsing the Phase 1 clinical development plan for one of the ongoing programs in combination with Roche’s product.

Because of the revision to the cost expected to be incurred to satisfy the performance obligation and the reduction of the $15.0 million payment commitment to Roche from the aggregated transaction price of $68.5 million, the Company recorded a cumulative revenue catch-up of $2.9 million during the three months ended March 31, 2022. A summary of revenue recognized or revenue reduced under the Roche immunotherapy agreement during the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Roche collaboration research and development services revenue	$(1,947)	$1,537

During the three months ended March 31, 2022 and 2021, the Company recognized the following revenue due to the changes in the contract liability balances (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Amounts included in the contract liability at the beginning of the period	$1,010	$1,238

The following table summarizes the contract liability related to the Roche immunotherapy agreement as of March 31, 2022, and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
	Current	Noncurrent	Total	Current	Noncurrent	Total
Deferred revenue	$5,026	$13,721	$18,747	$6,339	$25,066	$31,405
Accrued expenses	8,174	6,826	15,000	—	—	—

The research and development services related to the performance obligation are expected to be performed over a remaining period of approximately 3.0 years.

10. Stock-based compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2022, the number of shares reserved for issuance under the 2015 Plan was increased by 2,365,643 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2022, there were 4,078,826 shares available for future grant under the 2015 Plan.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of March 31, 2022, there were 246,341 shares available for future grant under the Inducement Plan.

Stock options

The following table summarizes the stock option activity for the three months ended March 31, 2022:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2021	5,682,022	$69.37
Granted	833,510	62.74
Exercised	(79,226)	16.35
Canceled	(90,131)	84.97
Outstanding at March 31, 2022	6,346,175	$68.93
Exercisable at March 31, 2022	3,633,252	$63.19

As of March 31, 2022, the total unrecognized compensation expense related to unvested stock option awards was $106.8 million, which is expected to be recognized over a weighted-average period of approximately 2.75 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the three months ended March 31, 2022:

		Weighted-Average
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2021	1,590,160	$83.85
Granted	652,511	62.09
Vested	(335,662)	79.18
Forfeited	(38,550)	84.46
Unvested shares at March 31, 2022	1,868,459	$77.06

As of March 31, 2022, the total unrecognized compensation expense related to unvested restricted stock units was $132.8 million, which is expected to be recognize over a weighted-average period of approximately 3.03 years.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the Company’s initial public offering in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2022, the number of shares reserved for issuance under the 2015 ESPP was increased by 591,410 shares.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $23.4 million and $20.7 million for the three months ended March 31, 2022 and 2021, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Stock options	$12,945	$14,141
Restricted stock units	10,385	6,795
Employee stock purchase plan	279	276
Subtotal	23,609	21,212
Capitalized stock-based compensation costs	(210)	(528)
Stock-based compensation expense included in total cost and operating expenses	$23,399	$20,684

Stock-based compensation expense, that is included in operating expenses, by classification within the unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$10,041	$8,946
Selling, general and administrative	13,358	11,738
Total	$23,399	$20,684

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Stock options	6,346	6,386
Restricted stock units	1,868	1,583
ESPP shares	24	19
Total	8,238	7,988

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

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of March 31, 2022, the Company has a full valuation allowance applied against its U.S. and foreign deferred tax assets.

On March 11, 2021, President Joe Biden signed into law a relief and stimulus package known as the American Rescue Plan Act of 2021 (ARPA) stimulus package. While this Act provides various tax provisions including for example, extending the employee retention credit through the end of 2021, modifying the paid sick and family leave credits, repealing the worldwide interest allocation rules that were scheduled to take effect in 2021, and expanding the number of employees subject to the limit on the deduction for executive compensation under Section 162(m) beginning in 2027, among other things, based on the Company’s initial review of the various business tax provisions offered in the ARPA along with having a valuation allowance on its U.S. deferred tax assets, it does not believe that there is an impact to the Company and as such the recording of a discrete item was not required during the three months ended March 31, 2022.

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) has taken effect creating a significant change to the treatment of research and experimental (R&E) expenditures under Section 174 of the IRC (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the U.S to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses will be capitalized and amortized over a 15-year period. The Company prepared an analysis of the tax impact of capitalizing and amortizing these costs over the required periods and for calendar year 2022, it is expecting to be in a loss position after the estimated addback.

13. Leases

 The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements contain various clauses for renewal at the Company’s option, and the renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal options were not reasonably certain of being exercised as of March 31, 2022. The lease agreements do not contain residual value guarantees and the components of lease cost for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended
	March 31,
Operating leases:	2022	2021
Lease cost	$5,968	$4,722
Sublease income	(781)	(327)
Net lease cost	$5,187	$4,395

The Company has not entered into any material short-term leases or financing leases as of March 31, 2022.

Supplemental cash flow information related to leases for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	$3,882	$3,696
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$—

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	7.6
Weighted average discount rate	7.4%

14. Commitments and Contingencies

Purchase Commitments Associated with Commercial Supply Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT and GAVRETO, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. During the three months ended March 31, 2022, there were no material changes to the Company’s contractual obligations described in Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise from their status or service as directors or officers of the Company. The maximum potential amount of future payments that the Company could be required to make, or otherwise be liable for, under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2022 or December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the SEC) on February 17, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

Overview

We are a global precision therapy company that is inventing life-changing medicines for people with cancer and blood disorders. Applying an approach that is both precise and agile, we create therapies that selectively target genetic drivers, with the goal of staying one step ahead across stages of disease. Since 2011, we have leveraged our research platform, including expertise in molecular targeting and world-class drug design capabilities, to rapidly and reproducibly translate science into a broad pipeline of precision therapies. Today, we are delivering our approved medicines, AYVAKIT®/AYVAKYT® (avapritinib) and GAVRETO® (pralsetinib), to patients in the U.S. and Europe, and we are globally advancing multiple programs for systemic mastocytosis (SM), lung cancer and other genomically defined cancers, and cancer immunotherapy.

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

Systemic Mastocytosis and other Mast Cell Disorders — AYVAKIT® (avapritinib) and BLU-263

Avapritinib

We are developing and commercializing avapritinib for the treatment of advanced SM and developing avapritinib for the treatment of non-advanced SM. SM is a rare hematologic disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and, in advanced forms of the disease, organ dysfunction and failure. Nearly all cases of SM are driven by the KIT D816V mutation, which aberrantly activates mast cells.

In June 2021, the FDA approved avapritinib under the brand name AYVAKIT for the treatment of adult patients with advanced SM, including aggressive SM (ASM), SM with an associated hematologic neoplasm (SM-AHN), and mast cell leukemia (MCL). In March 2022, the European Commission expanded the marketing authorization for AYVAKYT to include the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy. We launched AYVAKYT in advanced SM in Germany within one week after receiving the European Commission approval and plan to make AYVAKYT commercially available in other European countries based on local reimbursement and access pathways.

We are also evaluating avapritinib in an ongoing registration-enabling Phase 2 clinical trial in non-advanced SM, which we refer to as our PIONEER trial. In January 2022, we announced that the PIONEER trial was fully enrolled. We plan to report top-line data for Part 2 of the PIONEER trial in late summer 2022 and to submit a supplemental new drug application (sNDA) to the FDA for avapritinib in non-advanced SM in the second half of 2022.

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

BLU-263

We are developing BLU-263, an investigational, orally available, potent and highly selective KIT inhibitor, for the treatment of non-advanced SM and other mast cell disorders. BLU-263 is designed to have equivalent potency as avapritinib, with low off-target activity and lower central nervous system (CNS) penetration relative to avapritinib based on preclinical data, which we believe will enable development of BLU-263 in a broad population of patients with non-advanced SM, including patients with lower disease burden and potentially patients with other mast cell disorders.

In April 2021, we presented results from a Phase 1 trial of BLU-263 in healthy volunteers at the virtual American Association for Cancer Research (AACR) Annual Meeting, which showed that BLU-263 was well-tolerated at all doses tested. Based on these data, we initiated the Phase 2/3 trial of BLU-263 in patients with non-advanced SM, which we refer to as our HARBOR trial, in the second quarter of 2021. We anticipate presenting initial data from the HARBOR trial in the second half of 2022.

RET-altered Cancers — GAVRETO® (pralsetinib)

We are developing and commercializing pralsetinib for the treatment of RET fusion-positive non-small cell lung cancer (NSCLC), and for the treatment of RET-altered thyroid carcinoma, including medullary thyroid cancer (MTC). We are also developing pralsetinib for the treatment of other RET-altered solid tumors. We have granted exclusive licenses to F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (which we refer to together as Roche) and CStone Pharmaceuticals (CStone), to develop and commercialize pralsetinib in their respective territories. See “—Collaborations and Licenses Summary” below.

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

In March 2021, China’s NMPA approved GAVRETO for the treatment of RET fusion-positive NSCLC patients previously treated with platinum-based chemotherapy. In March 2022, China’s National Medicinal Products Administration (NMPA) approved GAVRETO for the treatment of RET-mutant MTC and RET fusion-positive thyroid cancer. In February 2022, the Taiwan Food and Drug Administration (TFDA) accepted CStone’s NDA for the treatment of patients with RET fusion-positive locally advanced or metastatic NSCLC, RET-mutant MTC, and RET fusion-positive TC. In March 2022, the Hong Kong Department of accepted CStone’s NDA for the treatment of patients with RET fusion-positive locally advanced or metastatic NSCLC.

We are currently evaluating pralsetinib in an ongoing registration-enabling Phase 1/2 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we refer to as the ARROW trial. In addition, Roche is conducting multiple ongoing studies, including a registration-enabling Phase 3 clinical trial in treatment-naïve patients with RET fusion-positive NSCLC, which is referred to as the ACCELERET-Lung trial; and a registration-enabling Phase 3 clinical trial in patients with locally advanced or metastatic RET-mutated MTC who have not previously received a standard of care multi-kinase inhibitor therapy, which is referred to as the ACCELERET-MTC trial. In June 2021, we reported updated data from the ARROW trial in metastatic RET fusion-positive NSCLC and other advanced solid tumors at the 2021 American Society of Clinical Oncology (ASCO) Annual Meeting. The ARROW trial was fully enrolled in December 2021. Pursuant to our collaboration with Roche, we are co-developing pralsetinib globally in RET-altered solid tumors, including NSCLC, MTC and other thyroid cancers, as well as other solid tumors.

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

PDGFRA-Driven Gastrointestinal Stromal Tumors — AYVAKIT® / AYVAKYT® (avapritinib)

We are commercializing avapritinib for the treatment of patients with PDGFRA exon 18 gastrointestinal stromal tumors (GIST), a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract. Avapritinib is approved in the U.S. under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and is approved in Europe with conditional marketing authorization under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring a PDGFRA D842V mutation.

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

EGFR-Mutated NSCLC — BLU-945, BLU-701 and BLU-451

We are developing three investigational epidermal growth factor receptor (EGFR) inhibitors, BLU-945, BLU-701 and BLU-451, which was formerly known as LNG-451, with the goal of addressing nearly all activating mutations (>90 percent) in EGFR-driven NSCLC; specifically, exon 19 deletions, the L858R mutation, and exon 20 insertions. The introduction of EGFR-targeted therapies, including osimertinib, has transformed the care of patients with EGFR-driven NSCLC. However, there remain significant opportunities to improve outcomes for EGFR-mutant NSCLC patients. First, osimertinib has demonstrated shorter overall survival and progression-free survival in patients with L858R activating mutations. Second, the majority of patients will progress due to the emergence of tumor resistance, including specific EGFR-driven, on target resistance as well as off-target bypass resistance. Third, the brain is a common site of disease progression that has proven difficult to treat. Our portfolio of investigational therapies are designed to address each of these opportunities, alone and in combination with other therapies, with the goal of prolonging patient benefit and preventing the emergence of tumor resistance in the front line, addressing on- and off-target mechanisms of resistance in the second line and later lines of treatment, and preventing and treating brain metastases with enhanced CNS penetration.

BLU-945 and BLU-701 were specifically designed to provide comprehensive coverage of common activating and resistance mutations, spare wild-type EGFR and other kinases to limit off-target toxicities, which is expected to improve the potential combinability with other therapies, and treat or prevent CNS metastases. We believe these profiles may enable BLU-945 and BLU-701 to become the backbones of a range of combination strategies with the potential to address important medical needs for patients with EGFR-driven NSCLC, including in early line treatment settings. We plan to develop BLU-945 and BLU-701 in combination with each other and other therapies, including osimertinib chemotherapy, and antibody drug conjugates, as initial treatments designed to address outstanding unmet needs in patients with activating mutations and prevent both on-target and off-target resistance from emerging. In addition, we plan to develop BLU-945 and BLU-701 as monotherapies and in combination with other therapies in certain biomarker-

selected patient populations in the second line and later lines of treatment. We plan to initiate these combination studies as expansion cohorts in the Phase 1/2 trials in EGFR-mutated NSCLC, which we refer to as our SYMPHONY and HARMONY trials throughout the remainder of 2022 and into 2023, with the goal of generating data to further inform development and registration strategies, including opportunities for expedited approvals. We believe that our comprehensive development plan will allow us to address the unmet needs in EGFR-mutant NSCLC that affect nearly 60,000 patients in major markets, including the US, European Union (EU), the UK, and Japan.

In December 2021, we completed our acquisition of Lengo Therapeutics, Inc., along with its lead compound LNG-451, which we now refer to as BLU-451. BLU-451 is an oral precision therapy in development for the treatment of NSCLC in patients with EGFR exon 20 mutations.

EGFR-Positive NSCLC — BLU-945

BLU-945 is a selective and potent investigational inhibitor of EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired T790M and C797S mutations, the most common on-target resistance mutations to first-generation EGFR inhibitors and osimertinib, respectively. In early data from the ongoing Phase 1 dose escalation part of the SYMPHONY trial presented at the AACR Annual Meeting in April 2022, BLU-945 demonstrated dose-dependent decreases in EGFR variant allele fractions via circulating tumor DNA (ctDNA) analysis, and radiographic tumor reductions including an unconfirmed partial response (PR) observed in a patient treated with 400 mg once daily (QD), the highest dose tested as of the data cutoff date. Pharmacokinetic results showed BLU-945 exposures at higher doses were associated with broad EGFR mutation coverage, including the activating L858R mutation with or without acquired resistance mutations. BLU-945 was generally well-tolerated, with no significant adverse events (AEs) associated with wild-type EGFR inhibition. The maximum tolerated dose and recommended Phase 2 dose have not yet been identified, and dose escalation is continuing. We initiated a BLU-945 and osimertinib combination cohort in the ongoing Phase 1/2 SYMPHONY trial in the second quarter of 2022, with initiation of further combination cohorts planned in the second half of 2022 and in 2023.

EGFR-Positive NSCLC — BLU-701

BLU-701 is a selective and potent investigational inhibitor of EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired C797S mutation. In preclinical data presented at the virtual AACR Annual Meeting in April 2021, BLU-701 showed strong and durable inhibition of tumor growth at doses that are EGFR wild-type sparing, and the potential to be used in both first- and second-line settings. BLU-701 indicated significant CNS penetration in preclinical models, with comparable exposure in the plasma and brain, which illustrates its potential to treat or prevent CNS metastases in patients with EGFR-driven tumors. Based on these preclinical data, in the fourth quarter of 2021, we initiated a Phase 1/2 trial of BLU-701 in EGFR-mutant NSCLC, which we refer to as our HARMONY trial. We plan to present initial clinical data from the HARMONY trial in the second half of 2022.

EGFR-Positive NSCLC – Combinations with BLU-945 and/or BLU-701

Based on their differentiated selectivity profiles and potency against on-target EGFR activating and resistant mutants, we believe BLU-945 and BLU-701 have the potential to become backbone therapies for a range of monotherapy or combination strategies for EGFR-positive NSCLC in the first line and later lines of treatment. These combination strategies include BLU-945 and BLU-701 with osimertinib, chemotherapy, and antibody drug conjugates, as well as BLU-945 and BLU-701 together. Our development plans are driven by BLU-945 and BLU-701 preclinical data which demonstrate coverage of both activating and resistance mutations in EGFRm NSCLC, a broad window over wild-type, and strong CNS penetration. Preclinical data presented at the British Thoracic Oncology Group (BTOG) Annual Conference in January 2022 and the AACR Meeting in April 2022 showed potent antitumor activity on models of exon 19 deletion or LR-driven disease, with or without on-target resistance, supporting the development of both investigational agents in combination in the first- and second-line settings. We plan to initiate these combination studies as expansion cohorts in the ongoing Phase 1/2 SYMPHONY and HARMONY trials during the remainder of 2022 and in 2023.

EGFR Exon 20 Insertion-Positive NSCLC — BLU-451

BLU-451 is a selective and potent investigational inhibitor under development for the treatment of EGFR exon 20 insertion-positive NSCLC. In April 2022, we presented the first preclinical data for BLU-451 at the AACR Annual Meeting demonstrating that BLU-451 is a wild-type EGFR-sparing, CNS penetrant molecule which potently inhibited a broad range of exon 20 insertions and uncommon oncogenic point mutations. In addition, BLU-451 led to measurable tumor regression in a preclinical intracranial tumor model. Based on these foundational preclinical data, in March 2022 we initiated the Phase 1/2 trial of BLU-451 in patients with EGFR-driven NSCLC harboring exon 20 insertion mutations. We plan to present clinical proof-of-concept data for BLU-451 in 2023.

Cyclin E-Aberrant Cancers — BLU-222

We are developing an investigational inhibitor, BLU-222, targeting CDK2 for the treatment of patients with CDK2-vulnerable cancers. CDK2 is cell cycle regulator and an important cancer target, with relevance across multiple malignancies, including estrogen-receptor-positive breast cancer and other CCNE1 amplified tumors. In subsets of patients across multiple cancer types, aberrant CCNE1 hyperactivates CDK2, resulting in cell cycle dysregulation and tumor proliferation. Aberrant CCNE1 has been observed as a primary driver of disease, as well as a mechanism of resistance to CDK4/6 inhibitors and other therapies.

At the AACR Annual Meeting in April 2022, we presented preclinical data showing BLU-222 demonstrated significant antitumor activity in a CCNE1-amplified ovarian cancer model. BLU-222 in combination with standard of care agents, including chemotherapy and the PARP inhibitor olaparib, led to sustained tumor regression even after treatment cessation. In the first quarter of 2022, we initiated the Phase 1/2 trial of BLU-222 in CDK2-vulnerable cancers, which we refer to as our VELA trial. BLU-222 is being developed as monotherapy and in combination with other agents, including CDK4/6 inhibitors and ER antagonists, in hormone-receptor-positive, HER2-negative breast cancer (HR+/HER- BC), and as a single agent and in combination in other CCNE1-amplified tumor types.

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

Under our targeted protein degradation collaboration with Proteovant, we plan to research and advance up to two novel protein degrader programs into development, with the option to expand to two additional programs. Under our immunotherapy collaboration with Roche, we are conducting activities for up to two discovery programs, including BLU-852. See “—Collaborations and Licenses” Summary below.

Development and Commercialization Rights

We currently have worldwide development and commercialization rights to avapritinib and fisogatinib, other than the rights licensed to CStone for these drug candidates in Mainland China, Hong Kong, Macau and Taiwan (the CStone territory). We have entered into distribution agreements for certain European countries in which we do not have our own infrastructure, and we plan to pursue additional regulatory approvals and commercialization of avapritinib in additional countries, including through additional distribution agreements.

We have granted Roche an exclusive license to develop and commercialize pralsetinib worldwide, excluding the CStone territory and the U.S., and a co-exclusive license in the U.S. to develop and commercialize pralsetinib. We have granted CStone an exclusive license to develop and commercialize pralsetinib in the CStone territory.

We currently have worldwide development and commercialization rights to BLU-945 and BLU-701, other than the rights licensed to Zai Lab for these drug candidates in Mainland China, Hong Kong, Macau, and Taiwan (collectively, the Zai territory).

Other than the discovery-stage cancer immunotherapy programs (including BLU-852) under our collaboration with Roche, we have worldwide development and commercialization rights to all of our development and discovery programs, including BLU-451, BLU-222, BLU-263.

We have granted an exclusive worldwide license to Clementia Pharmaceuticals, Inc. (Clementia), a wholly-owned subsidiary of Ipsen S.A., to develop and commercialize BLU-782.

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

Clementia. In October 2019, we entered into a license agreement with Clementia Pharmaceuticals, Inc. (Clementia), a wholly-owned subsidiary of Ipsen S.A., and granted Clementia an exclusive, worldwide, royalty-bearing license to develop and commercialize BLU-782, as well as specified other compounds related to the BLU-782 program. BLU-782 is an investigational, orally available, potent and highly selective inhibitor that targets mutant ALK2 in development for the treatment of FOP. The FDA has granted a rare pediatric disease designation, orphan drug designation and fast track designation to BLU-782, each for the treatment of FOP. Clementia initiated patient dosing in a Phase 2 clinical trial of BLU-782, now referred to as IPN60130, in the first quarter of 2022.

Zai Lab. In November 2021, we entered into a collaboration with Zai Lab to develop and commercialize BLU-701 and BLU-945 for the treatment of EGFR-driven NSCLC in Greater China, including Mainland China, Hong Kong,

Macau and Taiwan. The collaboration aims to accelerate and expand global development of BLU-701 and BLU-945.

Proteovant. In February 2022, we entered into a collaboration with Proteovant to research and advance novel targeted protein degrader therapies to address medical needs in oncology and hematology. The collaboration will leverage Proteovant’s artificial intelligence-enhanced targeted protein degradation platform and our small molecule precision medicine capabilities to discover and advance up to two novel protein degrader target programs into development, with the option to extend to two additional programs.

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

Note on the Ongoing COVID-19 Pandemic

Due to the continued evolution and uncertain global impacts of the ongoing COVID-19 pandemic, and the ongoing identification of new variants of COVID-19, we cannot precisely determine or quantify the impact this pandemic will have on our business, operations and financial performance. For our ongoing and planned clinical trials, while we anticipate and have experienced some delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient enrollment rates, we have continued to work with any impacted clinical trial sites to ensure study continuity, enable medical monitoring, facilitate study procedures and maintain clinical data and records, including the use of local laboratories for testing and tumor imaging, home delivery of study drug and remote data and records monitoring. We currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for our approved drugs and clinical-stage drug candidates, but we will continue to monitor the impact of the ongoing COVID-19 pandemic on potential disruptions in our current or future supply chain. COVID-19 may also impact and has impacted our commercial activities for AYVAKIT/AYVAKYT and GAVRETO, including patient access to testing and identification, but we have observed an increase in in-person engagements and will continue to conduct commercial and medical affairs field activities across our portfolio in virtual formats where in-person interactions are not feasible. We will continue to assess the duration, scope and severity of the COVID-19 pandemic as it evolves and the existing and potential impacts on our business, operations and financial performance, and we will continue to work closely with our third-party vendors, collaborators and other parties in order to seek to advance our pipeline of targeted therapies as quickly as possible, while keeping the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part II, Item IA of this Quarterly Report on Form 10-Q for further discussion of risks related to the COVID-19 pandemic.

Note on the Conflict in Ukraine

On February 24, 2022, Russian forces invaded Ukraine, which has resulted in conflict and disruption in the region. In response to this action taken by Russia, the U.S. and other countries immediately imposed various economic sanctions against Russia. In the event Russia’s invasion continues or geographically expands, additional governmental sanctions may be enacted. The direct and indirect impacts of this evolving situation and its effect on global economies in future periods are difficult to predict. We are monitoring the invasion in Ukraine, the impact in the region, and any broader economic effects from the crisis. To date, the Russian invasion of Ukraine has not had a material impact on our business, operations or financial performance.

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through March 31, 2022, we have received an aggregate of $3.0 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering (IPO), follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding (Alexion). In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net loss was $106.0 million for three months ended March 31, 2022. For the year ended December 31, 2021, our net loss was $644.1 million, which included $260.0 million of expenses related to the acquisition of Lengo, and our net income was $313.9 million for the year ended December 31, 2020, primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib. Our net loss was $347.7 million for the year ended December 31, 2019. As of March 31, 2022, we had an accumulated deficit of $1,381.4 million. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses will continue to increase in connection with our ongoing activities, particularly as we:

●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize our drug and any current or future drug candidates for which we may obtain marketing approval;
●	seek marketing approval for our drug candidates, including avapritinib and pralsetinib in additional indications or in additional geographies;
●	continue to advance clinical development activities for avapritinib and pralsetinib and initiate or advance clinical development activities for other current or future drug candidates as monotherapies or in combination with other agents;
●	continue to discover, validate and develop additional drug candidates or development candidates, including BLU-701, BLU-945, BLU-451, BLU-263 and BLU-222;
●	continue to manufacture increasing quantities of drug substance and drug product material for use in preclinical studies, clinical trials and commercialization and to purchase quantities of other agents for use in our clinical trial as we develop our drugs and drug candidates as potential combination therapies or for use as comparator agents;
●	conduct development and commercialization activities for companion diagnostic tests for our drugs and drug candidates;
●	conduct research and development activities under our collaborations with Roche, CStone, Zai Lab and Proteovant;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license additional businesses, technologies, drugs or drug candidates, form strategic alliances or create joint ventures with third parties; and
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel.

Revenue

In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization to AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with advanced SM, including aggressive SM, SM with an associated hematological neoplasm and mast cell leukemia. In March 2022, the European Commission expanded the marketing authorization for AYVAKYT to include the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy.

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

For the three months ended March 31, 2022, our revenue primarily consisted of product sales of AYVAKIT/ AYVAKYT as well as collaboration revenue under our collaboration with CStone and license agreement with Clementia. We transferred certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to Roche on July 1, 2021, and have not recorded any net product revenue from product sales of GAVRETO after this date. For additional information, see Note 9, Collaboration and License Agreements, to our unaudited condensed consolidated financial statements. Collaboration revenue for the three months ended March 31, 2022 primarily includes amounts that were recognized related to milestone payments, amounts due to us for supply of inventory (under our collaboration agreements) and research and development services, and royalties on drug sales.

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

Prior to receiving the initial FDA approval for AYVAKIT and GAVRETO in January 2020 and September 2020, respectively, and subsequent approval for AYVAKIT in June 2021, we manufactured inventory to be sold upon commercialization and recorded approximately $37.7 million related to this inventory as research and development expense. As a result, certain manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in prior periods and are therefore excluded from the cost of goods sold for the three months ended March 31, 2022. We estimate our cost of goods sold related to product revenue as a percentage of net product revenue will continue to be positively impacted as we sell through certain inventory that was previously expensed prior to FDA approval. We expect to utilize low-cost inventory for an extended period of time. Once the low-cost inventory balances are sold through, we estimate our costs of goods sold related to product sales to remain in the mid-single digit percentage range. Cost of goods sold related to sales of drug products to our collaboration partners are at lower margins and will partially offset the positive impact of the previously expensed inventory.

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

The following table summarizes our external research and development expenses by program for the three months ended March 31, 2022 and 2021. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Avapritinib external expenses	$9,973	$15,864
Pralsetinib external expenses	10,956	8,917
BLU-263 external expenses	9,096	3,216
BLU-701/945 external expenses	14,477	10,200
BLU-222 external expenses	6,079	2,543
BLU-451 external expenses	2,135	—
Other development and pre-development candidate expenses and unallocated expenses	18,338	15,299
Internal research and development expenses	32,079	23,671
Total research and development expenses	$103,133	$79,710

*

Pralsetinib external expenses includes reduction for reimbursable expenses under our collaboration for pralsetinib with Roche, and other development and pre-development candidate expenses includes reduction for reimbursable expenses under our other collaboration agreement.

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials and preparing regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for active pharmaceutical ingredient (API), drug product and drug substance for current and future clinical trials and commercial inventory. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our immunotherapy collaboration with Roche, development activities under our collaboration for pralsetinib with Roche and development activities for companion diagnostic tests for any current and future drug candidates.

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

Interest Income (Expense), Net

Interest income (expense), net consists primarily of income earned on cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains or losses.

Income Tax Expense

Income tax expense consists primarily of federal and foreign income taxes incurred.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Operations Overview—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to our critical accounting policies and estimates since December 31, 2021.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,
	2022	2021	Dollar Change	% Change

	(in thousands)
Revenues:
Product revenue, net	$23,841	$8,955	$14,886	166%
Collaboration revenue	38,890	12,621	26,269	208
Total revenues	62,731	21,576	41,155	191
Cost and operating expenses:
Cost of sales	5,079	102	4,977	4,879
Collaboration loss sharing	3,265	—	3,265	100
Research and development	103,133	79,710	23,423	29
Selling, general and administrative	57,058	42,002	15,056	36
Total cost and operating expenses	168,535	121,814	46,721	38
Other income (expense):
Interest income, net	442	738	(296)	(40)
Other expense, net	(453)	(214)	(239)	(112)
Total other income (loss)	(11)	524	(535)	(102)
Loss before income taxes	(105,815)	(99,714)	(6,101)	(6)
Income tax expense	184	—	184	100
Net loss	$(105,999)	$(99,714)	$(6,285)	(6)%

Product Revenue, Net

Net product revenue increased by $14.9 million from $9.0 million for three months ended March 31, 2021 to $23.8 million for three months ended March 31, 2022.

We started generating revenue from sales of AYVAKIT in the first quarter of 2020 following FDA approval of AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization to avapritinib under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with advanced SM, including aggressive SM, SM with an associated hematological neoplasm and mast cell leukemia. In March 2022, the European Commission expanded the marketing authorization for AYVAKYT to include the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy.

We started generating revenue from sales of GAVRETO in the third quarter of 2020 following the initial FDA approval of GAVRETO. GAVRETO was originally approved for the treatment of adult patients with metastatic RET fusion-positive NSCLC and subsequently approved for adult and pediatric patients 12 years of age and older with advanced or metastatic thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We transferred certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to our collaboration partner on July 1, 2021, and have not recorded any net product revenue from product sales of GAVRETO after this date. For additional information, see Note 9, Collaboration and License Agreements, to our unaudited condensed consolidated financial statements.

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT and GAVRETO during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022			2021
	United States	Rest of World	Total	United States	Rest of World	Total
AYVAKIT/AYVAKYT	$21,328	$2,513	$23,841	$5,575	$1,552	$7,127
GAVRETO	—	—	—	1,828	—	1,828
Total product revenue, net	21,328	2,513	23,841	7,403	1,552	8,955

Collaboration Revenue

Collaboration revenue increased by $26.3 million from $12.6 million for the three months ended March 31, 2021 to $38.9 million for the three months ended March 31, 2022. The following table summarizes the revenue recognized from our collaboration and license agreements during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Clementia license agreement	$30,000	$40
CStone collaboration	9,212	9,271
Other	(322)	3,310
Total collaboration and license revenue	$38,890	$12,621

Revenue recognized under our license agreement with Clementia for the three months ended March 31, 2022 consisted of a specified development milestone payment. Revenue recognized under our CStone collaboration for the three months ended March 31, 2022 consisted of $4.0 million in a specified regulatory milestone payment and $5.2 million associated with the manufacturing services related to CStone territory-specific activities and royalties on drug sales.

Revenue recognized under our CStone collaboration for the three months ended March 31, 2021 primarily consisted of $9.0 million in milestone revenue related to regulatory and development milestones that were achieved during the period. Other revenue for the three months ended March 31, 2021 was associated with services related to Roche territory-specific activities under our collaboration with Roche for pralsetinib and amortization of the total $64.5 million of upfront and milestone payments achieved as of such period under our cancer immunotherapy collaboration with Roche.

Cost of Product Sales

Cost of product sales increased by $5.0 million from $0.1 million during the three months ended March 31, 2021 to $5.1 million for the three months ended March 31, 2022 and was related to manufacturing costs associated with our products sales as well as costs associated with the sale of drug product to our collaboration partners.

The following table summarizes the cost of sales by type during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cost of product sales	$633	$102
Cost of collaboration sales	4,446	—
Total cost of sales	$5,079	$102

The increase in costs of product sales was primarily driven by the lower margin product sales to our collaboration partners. Costs associated with our net product revenue remain at higher margins as certain costs associated with the manufacture of our drugs prior to FDA approval were recorded as research and development expenses and, therefore, were not included in cost of sales during such period.

Collaboration Loss Sharing

Our loss sharing under the collaboration with Roche for pralsetinib was $3.3 million for the three months ended March 31, 2022.

Research and Development Expense

Research and development expense increased by $23.4 million from $79.7 million for the three months ended March 31, 2021 to $103.1 million for the three months ended March 31, 2022. The increase in research and development expense was primarily due to an increase of $8.4 million in personnel-related expenses which includes an increase of $1.1 million in stock-based compensation expense, an increase of $5.6 million in expenses associated with the manufacturing of clinical supply, an increase of approximately $4.0 million in costs related to early discovery and building the platform, and a decrease of $4.1 million in reimbursement from the global development cost sharing arrangement under our collaboration with Roche for pralsetinib.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $15.1 million from $42.0 million for the three months ended March 31, 2021 to $57.1 million for the three months ended March 31, 2022. The increase in selling, general and administrative expense was primarily related to an increase of $9.2 million in personnel-related expenses which includes an increase of $1.6 million in stock-based compensation expense, an increase of $3.6 million in commercial expenses to build our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT and GAVRETO, and $4.1 million in other general expenses to operate the business. The increase in selling, general and administrative expense was partially offset by $1.8 million increase in reimbursement in connection with the commercialization of GAVRETO in the U.S. under our collaboration with Roche for pralsetinib.

Interest Income, Net

Interest income, net, decreased by $0.3 million from $0.7 million for the three months ended March 31, 2021 to $0.4 million for the three months ended March 31, 2022.

Other Expense, Net

Other expense, net, increased by $0.2 million from $0.2 million for the three months ended March 31, 2021 to $0.4 million for the three months ended March 31, 2022.

Income Tax Expense

Income tax expense consisted of $0.2 million for the three months ended March 31, 2022, related to withholding income tax incurred related to collaboration revenue generated in a foreign country and international tax provision.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through March 31, 2022, we have received an aggregate of $3.0 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab our license agreement with Clementia and our former collaboration with Alexion. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $893.4 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(132,726)	$(125,778)
Net cash provided by (used in) investing activities	(41,090)	132,197
Net cash provided by financing activities	1,264	7,011
Net increase (decrease) in cash and cash equivalents	$(172,552)	$13,430

Net Cash Used in Operating Activities. For the three months ended March 31, 2022, compared to the same period in 2021, the $6.9 million increase in net cash used in operating activities was primarily due to a $6.3 million increase in the net loss.

Net Cash Provided by (Used in) Investing Activities. For the three months ended March 31, 2022, compared to the same period in 2021, the $173.3 million decrease in net cash provided by investing activities was primarily due to a $172.3 million decrease in net purchases and maturities of available for sale investments.

Net Cash Provided by Financing Activities. For the three months ended March 31, 2022, compared to the same period in 2021, the $5.7 million decrease in net cash provided by financing activities was primarily due to a $5.7 million decrease in net proceeds received from stock option exercises and employee stock purchase plan.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $893.4 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

Our future capital requirements will depend on many factors, including:

●	the success of our commercialization efforts and market acceptance for AYVAKIT/AYVAKYT, GAVRETO or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT/AYVAKYT and any of our current or future drug candidates for which we receive marketing approval;
●	the costs of securing manufacturing, packaging and labeling arrangements for development activities and commercial production, including API, drug substance and drug product material for use in preclinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the cost of purchasing quantities of agents for use in our clinical trials in connection with our efforts to develop our drugs and drug candidates, including for development as combination therapies;
●	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including seeking marketing approval for avapritinib and pralsetinib for additional indications or avapritinib in additional geographies;
●	the success of our collaborations with Roche, CStone, Zai Lab and Proteovant and our license agreement with Clementia, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration or license agreements, or any collaboration, partnership or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the success of our current or future collaborations for the development and commercialization of companion diagnostic tests;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations.

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

During the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities of $893.4 million and $1,034.6 million, respectively, consisting primarily of money market funds and investments in U.S. government agency and treasury obligations.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates resulting from the Federal Reserve’s raising of interest rates as well as the Russian invasion of Ukraine. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from the Russian invasion of Ukraine. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of

March 31, 2022 and December 31, 2021, we held limited funds and future obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022 and 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

●	We have limited experience as a commercial company and the marketing and sale of AYVAKIT® (avapritinib) (marketed in Europe under the brand name AYVAKYT®), GAVRETO® (pralsetinib) or any future approved drugs may be unsuccessful or less successful than anticipated.
●	The commercial success of our current and future drugs will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
●	If we are unable to establish additional commercial capabilities and infrastructure, we may be unable to generate sufficient revenue to sustain our business.
●	If the market opportunities for our approved drugs or drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected.
●	We face substantial competition, which may result in others commercializing, developing or discovering drugs before or more successfully than we do.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any of our approved drugs or drug candidates that we may develop.
●	If we are unable to advance our drug candidates to clinical development, develop our drug candidates as monotherapies or in combination with other agents, obtain regulatory approval for our drug candidates, including for avapritinib and pralsetinib for additional indications or in additional geographies, and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates and, if applicable, for any related companion diagnostic tests, we will not be able to commercialize, or may be delayed in commercializing, such drug candidates, and our ability to generate revenue will be materially impaired.
●	Our drugs and drug candidates may cause undesirable side effects that could delay or prevent their clinical development or regulatory approval, limit the commercial profile of an approved label, result in restrictive distribution or result in significant negative consequences following marketing approval, if any.
●	We may not be successful in our efforts to expand our pipeline of drug candidates.
●	We are required to comply with comprehensive and ongoing regulatory requirements for any of our current or future approved drugs, including conducting confirmatory clinical trials for any drug that receives accelerated approval. In addition, our current or future approved drugs could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.
●	We are a precision therapy company with a limited operating history. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	We have entered into collaborations and licenses with our partners for the development and commercialization of several of our drugs and drug candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these drugs and drug candidates.
●	We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.
●	We contract with third parties for the manufacture of our approved drugs and drug candidates, including for preclinical, clinical and commercial supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our approved drugs or drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and drugs or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
●	Our business, results of operations and future growth prospects could be materially and adversely affected by the ongoing COVID-19 pandemic.
●	We may acquire or in-license businesses, technologies or platforms, approved drugs, drug candidates or discovery-stage programs, or form strategic alliances, collaborations or partnerships, in the future, and we may not realize the benefits of such acquisitions, in-licenses, alliances, collaborations or partnerships.

●	The price of our common stock has been and may in the future be volatile and fluctuate substantially.

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
●maintain our existing collaborations with Roche, CStone Pharmaceuticals and Zai Lab;
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

Accordingly, the number of patients in the U.S., France, Germany, Italy, Spain, the United Kingdom (UK) and Japan, which we collectively refer to as the Major Markets, and elsewhere, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, patients treated with our drugs and drug candidates may develop mutations that confer resistance to treatment or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

GAVRETO faces competition for RET fusion-positive NSCLC and RET-altered thyroid carcinoma, including MTC, from Eli Lilly and Company’s selpercatinib. If pralsetinib receives marketing approval for patients with other solid tumors, it will likely also face competition from selpercatinib for these additional indications. In addition, pralsetinib may face competition from other drug candidates in development for RET-altered cancers, including those being developed by AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc., Stemline Therapeutics, Inc., and Turning Point Therapeutics, Inc., as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, sorafenib, sunitinib and vandetinib. Pralsetinib’s commercial potential may also face indirect competition from chemotherapeutic agents and immuno-oncology products, including those developed by AstraZeneca PLC, Bristol-Myers Squibb Company, EMD Serono & Pfizer Inc., Merck & Co., and Regeneron Pharmaceuticals, Inc.

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

We are developing BLU-701 and BLU-945 for treatment-resistant EGFR-mutated NSCLC, which, if approved, will face competition from AstraZeneca plc’s osimertinib and aumolertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRX, Inc. and approved in China. In addition, BLU-701 and BLU-945 may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Allist Pharmaceuticals, Arrivent Biopharma, Inc., Betta Pharmaceuticals, Black Diamond Therapeutics, Inc., Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., Daiichi Sankyo Company, Limited, Janssen Pharmaceuticals, Inc., Kanaph Therapeutics, Theseus Pharmaceuticals, Inc., RedCloud Bio, ERASCA. BLU-701 and BLU-945 may also face indirect competition from chemotherapeutic agents and immuno-oncology products, including those developed by AstraZeneca PLC, Bristol-Myers Squibb Company, EMD Serono & Pfizer Inc., Merck & Co., and Regeneron Pharmaceuticals, Inc.

We are developing BLU-451 for EGFR exon 20 insertion-positive NSCLC, which, if approved, will face competition from Janssen Pharmaceuticals, Inc. and Takeda Pharmaceuticals. In addition, BLU-451 may face competition from drug candidates in development for EGFR exon 20 insertion-positive NSCLC, including those being developed by Abbisko Therapeutics Co., Ltd., Cullinan Oncology, Inc., Dizal Pharmaceutical Co. Ltd., Shenzhen Forward Pharmaceutical Co., Ltd., Shanghai Junshi Biosciences Co., Ltd., Oric Pharmaceuticals, Inc., and Scorpion Therapeutics, Inc. BLU-451 may also face indirect competition from chemotherapeutic agents and immuno-oncology products, including those developed by AstraZeneca PLC, Bristol-Myers Squibb Company, EMD Serono & Pfizer Inc., Merck & Co., and Regeneron Pharmaceuticals, Inc.

We are developing BLU-222 for cyclin E aberrant cancers, which, if approved, will face competition from indication-specific therapies such as Genentech’s bevacizumab, AstraZeneca and Merck’s olaparib, Clovis Oncology’s rucaparib, GSK’s niraparib, Merck’s pembrolizumab, and Eisai’s lenvatinib. In addition, BLU-222 may face competition from drug candidates in development for cyclin E aberrant cancers, including those being developed by Allorian Therapeutics, Inc., ARC Therapeutics, Inc., Cedilla Therapeutics, Inc., Cyclacel Pharmaceuticals Inc., Debiopharm Group, Incyte Corporation, Monte Rosa Therapeutics, Inc., Nuvation Bio, Inc., Regor Therapeutics Inc., Schrodinger, Inc., Simcere Pharmaceutical, Pfizer Inc., AstraZeneca plc, Zentalis Pharmaceuticals, Inc. and Repare Therapeutics, Inc.

We are developing BLU-852 for advanced cancers susceptible to MAP4K1 inhibition, which, if approved, will face competition from immuno-oncology products, including those developed by Bristol-Myers Squibb Company, Merck & Co., Inc., Regeneron Pharmaceuticals, Inc., Sanofi S.A., and AstraZeneca plc. In addition, BLU-852 may face competition from drug candidates in development for advanced cancers susceptible to MAP4K1 inhibition, including those being developed by Treadwell Therapeutics, Inc., BeiGene Ltd., Nimbus Therapeutics, LLC, MingMed Biotechnology Co., Ltd., and Pfizer Inc.

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

Our ability to generate substantial drug revenues, if ever, will depend heavily on the successful development and commercialization of our drugs and drug candidates. Each of our drug candidates will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, substantial investment and significant marketing efforts before we generate substantial revenues from sales for those drug candidates, if approved. In addition, for some of our drug candidates, in order to select patients most likely to respond to treatment and rapidly confirm mechanistic and clinical proof-of-concept, or to identify appropriate patients for our drugs or drug candidates for which we obtain approval, we may be required or we may seek to develop companion diagnostic tests, which are assays or tests to identify an appropriate patient population. Companion diagnostic tests are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our approved drugs and drug candidates will depend on several factors, including the following:

●successful enrollment in, and initiation and completion of, clinical trials, including our ongoing and planned clinical trials for our drugs and drug candidates as monotherapies and in combination with other agents;
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

The process of obtaining regulatory approvals, if approval is obtained at all, both in the U.S. and abroad is expensive, may take many years if additional clinical trials are required and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA for a drug candidate, pre-market approval (PMA) application for a companion diagnostic test or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. We currently have multiple marketing applications for our drug candidates under review across the world.

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

Undesirable side effects caused by any of our approved drugs or drug candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, it is likely that there may be side effects associated with the use of our drugs and drug candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drugs or drug candidates for any or all targeted indications. The drug related side effects could affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, our approved drugs and drug candidates could cause undesirable side effects in preclinical studies or clinical trials related to on target toxicity. If on target toxicity is observed, or if our drugs or drug candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our drugs or drug candidates may only be uncovered with a significantly larger number of patients exposed to the drugs or drug candidate. If we or others identify undesirable side effects caused by any of our approved drugs or drug candidates (or any other similar drugs) after marketing approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw or limit their approval of such drug;
●	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●	we may be required to change the way such drug is distributed or administered, conduct additional clinical trials or change the labeling of such drug;
●	regulatory authorities may require a Risk Evaluation and Mitigation Strategy (REMS) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
●	we may be subject to regulatory investigations and government enforcement actions;
●	we may decide to remove such drug from the marketplace;
●	we could be sued and held liable for injury caused to individuals exposed to or taking our drugs and drug candidates; and
●	our reputation may suffer.

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

We may seek breakthrough therapy designation for some of our current or future drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The FDA has granted breakthrough therapy designation to avapritinib for the treatment of moderate to severe indolent SM. In addition, the FDA previously granted breakthrough designation to our drugs, AYVAKIT and GAVRETO, for the treatment of certain patients with GIST, advanced SM and RET-altered cancers, respectively.

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

We have in the past and may in the future seek approval of our product candidates, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development, regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of our product candidates, where applicable, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

We may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

The FDA has granted orphan drug designation to avapritinib for the treatment of GIST and the treatment of mastocytosis, to pralsetinib for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC and to fisogatinib for the treatment of HCC. In addition, the European Commission has granted medicinal product designation to avapritinib for the treatment of GIST and the treatment of mastocytosis. As part of our business strategy, we may seek orphan drug designation for some of our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the U.S. and the European Union (EU), may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user fee waivers.

Similarly, in the EU, the European Commission grants orphan medicinal product designation after receiving the opinion of the European Medicines Agency’s (EMA) Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life threatening or chronically debilitating conditions affecting not more than five (5) in ten thousand (10,000) persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized for marketing in the EU (or, if such a method exists, the drug would be of significant benefit to those affected by the condition). In addition, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would generate sufficient return to justify the necessary investment in developing the drug. In the EU, orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the U.S. and ten years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan medicinal product designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017 (FDARA). FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug Sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The law reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to continue seek orphan drug designation for our drug candidates, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations.

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

A key element of our strategy is to use our novel target discovery engine to identify kinases that are drivers of diseases in genomically defined patient populations with high unmet medical need in order to build a pipeline of drug candidates. Although our research and development efforts to date have resulted in a pipeline of drug candidates, we may not be able to continue to identify novel kinase drivers and develop drug candidates. We may also pursue opportunities to acquire or in-license additional businesses, technologies or drugs, form strategic alliances or create joint ventures with third parties to complement or augment our existing business. For example, in February 2022 we entered into a collaboration with Proteovant to research and advance novel targeted protein degrader therapies leveraging Proteovant’s artificial intelligence-enhanced targeted protein degradation platform and our small molecule precision medicine capabilities. However, we may not be able to identify any drug candidates for our pipeline through such acquisitions or in-licenses.

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

We intend to develop drug candidates in combination with other therapies, which exposes us to additional risks.

We intend to develop, launch and commercialize BLU-945, BLU-701, BLU-222 and potentially other drug candidates in combination with one or more approved or unapproved therapies. Even if any drug candidate we develop were to receive marketing approval for use in combination with other approved therapies, the FDA, the EMA or other regulatory authorities could still revoke approval of the therapy used in combination with our drug candidate. If the therapies used in combination with our drug candidates are replaced as the standard of care for the indications we choose for any of our drug candidates, the FDA, EMA or regulatory authorities may require us to conduct additional clinical trials which may experience complications surrounding trial execution, such as complexities surrounding trial design, establishing trial protocols and interpretability of results, clinical site access and initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues or a lack of clinically relevant activity. The uncertainty resulting for the use of our product candidates in combination with other approved or unapproved therapies may make it difficult to accurately predict side effects in the future clinical trials. The occurrence of any of these risks could result in our own drug candidates, if approved, being removed from the market if they are not also approved as monotherapies or being less successful commercially.

Further, we will not be able to market and sell any drug candidate we develop in combination with an unapproved therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our drug candidate. In addition, unapproved therapies face the same risks described with respect to our drug candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

If the FDA, EMA or other regulatory authorities do not approve these other products or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the agents we choose to evaluate in combination with our drug candidates we may be unable to obtain approval of or market such combination therapy.

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

We have in the past and may in the future seek approval of current or future product candidates, where applicable, under the FDA’s accelerated approval pathway. Any current or future drug candidate for which we receive accelerated approval from the FDA, including GAVRETO, or similar conditional approval from the EMA, including AYVAKYT, or comparable regulatory authorities in other jurisdictions may be required to undergo one or more confirmatory clinical trials, as a condition of accelerated approval, be required to perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These post-market confirmatory trials must be completed according to timelines agreed upon with the FDA. If such drug candidate fails to meet its safety and efficacy endpoints in such confirmatory clinical trials, the regulatory authority may withdraw its approval. There is no assurance that any such drug candidate will successfully advance through its confirmatory clinical trial(s). Therefore, even if a drug candidate receives accelerated approval from the FDA or similar conditional approval from the EMA or comparable regulatory authorities, such approval may be withdrawn at a later date.

If the FDA or a comparable foreign regulatory authority approves any of our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices (cGMPs) and Good Clinical Practices (GCPs) for any clinical trials that we conduct post approval. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Any regulatory approvals that we receive for our drug candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with our third party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Regulatory agencies may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice (DOJ), closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or any future collaborators, do not market any of our products for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing, government investigations, or litigation. Violation of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

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

Our ability to commercialize any drugs and drug candidates successfully also will depend in part on the extent to which coverage and reimbursement for these drugs and drug candidates and related treatments will be available from government authorities, private health insurers and other organizations. In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize additional products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other products that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for any drug candidate that we commercialize and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval. Further, due to the ongoing COVID-19 pandemic, many individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products. It is unclear what effect, if any, American Rescue Plan and other government efforts to expand coverage will have on the number of covered individuals. See section entitled “Business – Coverage and Reimbursement” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The United States has enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current drug candidates or any future drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. See section entitled “Business – Coverage and Reimbursement” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We may face competition in the U.S. for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. For example, on July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition which could adversely impact our business.

The Creating and Restoring Equal Access to Equivalent Samples Act (CREATES Act) was enacted in 2019 requiring sponsors of approved new drug applications and biologics license applications to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to responding to such requests or any legal challenges under this law, our business could be adversely impacted.

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

Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including but not limited to, the federal healthcare Anti-Kickback Statute, the False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Physician Payment Sunshine Act, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), the federal false statements statute, federal consumer protection and unfair competition laws and similar state and foreign laws and regulations that may regulate the business or financial arrangements and relationships through which we market, sell and distribute our drugs. The number and complexity of federal, state, and foreign laws continue to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. See section entitled “Business – Other Healthcare Laws” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We commenced operations in April 2011 and we have focused substantially all of our efforts and financial resources to date on organizing and staffing our company, business planning, raising capital, establishing our intellectual property building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, conducting preclinical studies and clinical development for our drug candidates, commencing pre-commercial activities and the commercial launches for AYVAKIT/AYVAKYT and GAVRETO, and producing the active pharmaceutical ingredient (API), drug substance and drug product material for use in preclinical studies and clinical trials for our drug candidates and commercial sale of our approved drugs.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and a license agreement. Through March 31, 2022, we have received an aggregate of $3.0 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab our license agreement with Clementia and our former collaboration with Alexion. In addition, since January 2020, we also have generated revenue through sales of our drug products.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net loss was $106.0 million for the three months ended March 31, 2022. For the year ended December 31, 2021, our net loss was $644.1 million, which included $260.0 million of expenses related to the acquisition of Lengo, and our net income was $313.9 million for the year ended December 31, 2020 primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib. Our net loss was $347.7 million for the year ended December 31, 2019. As of March 31, 2022, we had an accumulated deficit of $1,381.4 million.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses will continue to increase in connection with our ongoing activities. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of any of our drugs or any drug candidates for which we may receive marketing approval. In addition, we have incurred and will continue to incur substantial costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

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
●the cost of purchasing quantities of agents for use in our clinical trials in connection with our efforts to develop our drugs and drug candidates, including for development as combination therapies;

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

We have entered into collaborations and licenses with Roche, CStone, Zai Lab, Proteovant and Clementia, for the development and commercialization of several of our drugs and drug candidates, and may enter into additional collaborations and licenses with other third parties in the future. The success of these arrangements will depend heavily on the efforts and activities of our collaborators and licensing partners. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. In some situations, we may not be able to influence our collaboration partners’ decisions regarding the development and collaboration of our partnered drugs and drug candidates, and as a result, our collaboration partners may not pursue or prioritize the development and commercialization of those partnered drugs and drug candidates in a manner that is in our best interest. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement or result in litigation or arbitration, which would be time-consuming and expensive. Licensors generally have sole discretion in determining the efforts and resources that they will apply to the licensed products.

Collaborations and licenses with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. For example, in the fourth quarter of 2017, Alexion terminated our collaboration related to fibrodysplasia ossificans progressiva for convenience following a strategic review by Alexion of its research and development portfolio. Any termination or expiration of our collaboration or license agreements with Roche, CStone, Zai Lab, Proteovant or Clementia, or of any future collaboration or license agreement, could adversely affect us financially or harm our business reputation.

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

The facilities used by our contract manufacturing organizations (CMOs) to manufacture our drugs and drug candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our CMOs for compliance with cGMPs in connection with the manufacture of our drugs and drug candidates. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drugs and drug candidates or is unable to conduct inspections necessary to approve these facilities due to delays or disruptions caused by the ongoing COVID-19 pandemic, or if the FDA or a comparable regulatory authority withdraws any such approval in the future, we may be delayed in obtaining approval of these facilities for the manufacture of our drugs and drug candidates or need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved, and could require comparability studies for the setup of manufacturing operations at alternative facilities. If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, in the case of the CMOs that supply our product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our drugs and drug candidates.

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

We do not have long-term supply agreements with all of our CMOs, and may purchase our required drug supply, including the API, drug product and drug substance used in our drugs and drug candidates, on a purchase order basis with certain CMOs. In addition, we may be unable to establish or maintain any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish and maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●reliance on the third party for regulatory compliance and quality assurance;
●the possible breach of the manufacturing agreement by the third party;
●the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Any of our drugs and drug candidates that we may develop may compete with other approved drugs and drug candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In March 2020, the U.S. enacted the CARES Act in response to the U.S. COVID-19 pandemic. Throughout the ongoing COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan in place that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for all of our bulk drug substances. If our current CMOs cannot perform as agreed, we may experience shortages that require reporting to the FDA or foreign regulatory authorities and may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our approved drugs and drug candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

As of April 15, 2022, the patent portfolio for our KIT and PDGFRA program, including AYVAKIT® and BLU-263 contains 12 issued U.S. patents, 19 issued foreign patents, including one European patent validated in 38 countries, five pending U.S. non-provisional patent applications, one pending U.S. provisional application, six pending PCT international patent applications and 50 pending foreign patent applications. The patents that have issued or will issue covering our KIT and PDGFRA program will have a statutory expiration date between 2034 and 2042. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

As of April 15, 2022, the patent portfolio for our RET program, including GAVRETO® contains nine issued U.S. patents, four pending U.S. non-provisional patent applications, one U.S. provisional patent application, three pending PCT international applications, 55 pending foreign patent applications and 13 issued foreign patents. The patents that have issued or will issue covering our RET program will have a statutory expiration date between 2036 and 2042. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

As of April 15, 2022, the patent portfolio for our FGFR4 program, including fisogatinib contains nine issued U.S. patents, two pending U.S. non-provisional patent applications, one pending PCT international application, 18 pending foreign patent applications and 31 issued foreign patents. The patents that have issued or will issue covering our FGFR4 program will have a statutory expiration date between 2033 and 2040. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

As of April 15, 2022, the patent portfolio for our EGFR program, including BLU-945, BLU-701, and BLU-451 contains one issued U.S. patent, two pending U.S. non-provisional patent applications, 14 pending U.S. provisional applications, five pending PCT international patent applications and 23 pending foreign patent applications and two issued foreign patents, including one European patent validated in 6 countries directed to our EGFR program, including BLU-945, BLU-701, and BLU-451. The patents that have issued or will issue covering our EGFR program will have a statutory expiration date between 2034 and 2043. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

As of April 15, 2022, the patent portfolio for our CDK2 program, including BLU-222 contains four pending U.S. provisional applications. The patents that will issue covering our CDK2 program will have a statutory expiration date of 2042. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patents and patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of April 15, 2022, the patent portfolio directed to our platform contains nine issued U.S. patents, five pending U.S. non-provisional patent applications, three pending European Union patent applications and six issued European patents. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office (USPTO) have been significantly narrowed by the time they issue, if at all. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, there may be circumstances, when we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Recent patent reform legislation in the U.S. and other countries, including the Leahy-Smith America Invents Act (Leahy-Smith Act) signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first-to-file” system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

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

We are highly dependent on the research and development, clinical, commercial, business development, financial and legal expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of our executive officers may terminate their employment with us at any time. In addition, insurance coverage is increasingly expensive, including with respect to directors and officers liability insurance (D&O insurance). We may not be able to maintain D&O insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise. An inability to secure and maintain D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of April 15, 2022, we had 526 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the ongoing COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. In addition, geopolitical developments, such as the Russian invasion of Ukraine or deterioration in the bilateral relationship between the U.S. and China could contribute to disruption, instability and volatility in the global markets, as well as an increased inflation, which in turn could adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows) could adversely affect our business, our supply chain, CROs, CMOs, clinical trial sites, collaborative partners, or other third parties with which we conduct business. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

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

Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as clinical trial sites or the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.

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

Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. Notably, for example, on May 25, 2018, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR, took effect. The GDPR applies to any company established in the EEA as well as any company outside the EEA that collects or otherwise processes personal data in connection with the offering goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. The GDPR imposes additional obligations and risk upon our business and substantially increase the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Further to the UK’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the ‘UK GDPR’). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. In this document, “GDPR” refers to both the EU and the UK GDPR, unless specified otherwise. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EEA.

Further, European data protection laws also prohibit the transfer of personal data from the EEA and Switzerland to third countries that are not considered to provide adequate protections are provided for personal data, including the U.S. With regard to transfers of personal data from the EEA, transfers to third countries that have not been approved as “adequate” are prohibited unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (SCCs) approved by the European Commission or binding corporate rules, or a derogation applies. In 2020, the Court of Justice of the European Union (CJEU) deemed that transfers made pursuant to the EU SCCs and other alternative transfer mechanisms, including binding corporate rules, need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether these transfer mechanisms will face additional challenges. European regulators have issued recent guidance following the CJEU case that imposes significant new diligence requirements on transferring data outside the European Union, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country transferred. If essentially equivalent protections are not available in the destination country, the exporting entity must then assess if supplemental measures can be put in place that, in combination with the chosen transfer mechanism, would address the deficiency in the laws and ensure that essentially equivalent protection can be given to the data.

On June 4, 2021, the European Commission issued new SCCs that account for the CJEU’s decision and other developments, which need to be put in place for new contracts involving the transfer of personal data from the European Economic Area to a third country since September 27, 2021, and incorporated into existing contracts by December 27, 2022. The New SCCs do not apply to the UK, but the UK Information Commissioner’s Office has published its own transfer mechanism, the International Data Transfer Agreement (UK IDTA), which entered into force on 21 March 2022, and enables data transfers originating from the UK. It requires a similar assessment of the data protection provided in the importer’s country. The UK IDTA needs to be concluded in new contracts involving the transfer of personal data from the UK as of 22 September 2022. Organizations have until 21 March 2024 to update existing agreements. Complying with these obligations and applicable guidance regarding cross-border data transfers could be expensive and time consuming, and may require us to modify our data handling policies and procedures and may ultimately prevent or restrict us from transferring personal data outside the European Economic Area of the UK which could cause significant business disruption.

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

In addition, we are subject to Swiss data protection laws, including the Federal Act on Data Protection (FADP). While the FADP provides broad protections to personal data, on September 25, 2020, the Swiss federal Parliament enacted a revised version of the FADP, which is anticipated to become effective in 2022 or the beginning of 2023. The new version of the FADP aligns Swiss data protection law with the GDPR.

Further, in addition to existing European data protection law, the European Union also is considering another draft data protection regulation. The proposed regulation, known as the Regulation on Privacy and Electronic Communications (ePrivacy Regulation), would replace the current ePrivacy Directive. The Draft Regulation is still the subject of negotiations between the Council of the European Union and the European Parliament. An update is expected in 2022. The aim is for the Draft Regulation to be in force some time in 2023. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, as well as obligations and restrictions on the processing of data from an end-user’s terminal equipment, which may negatively impact our product offerings and our relationships with our customers.

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

As another prominent example, we are also subject to data protection regulation in the UK. Following the UK’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the UK and EU as of January 1, 2021, the GDPR has been incorporated into UK domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (UK GDPR). United Kingdom-based organizations doing business in the European Union will need to continue to comply with the GDPR. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The Information Commissioner’s Office (ICO) has recently introduced new mechanisms for international transfers of personal data originating from the U.K. (an International Data Transfer Agreement, or IDTA, along with a separate addendum to the EU SCCs), which are in force as of March 21, 2022, to replace the old form EU SCCs for U.K. transfers. The new IDTA or the U.K. addendum must be used for any new contract entered into as of September 21, 2022 and implemented in existing contracts that incorporate the prior version of the SCCs by March 21, 2024. We will be required to implement these new safeguards when conducting restricted cross-border data transfers and doing so will require significant effort and cost. These and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.

In addition to European data protection requirements, we are subject to the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020 and imposes sweeping privacy and security obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unredacted or unencrypted personal information. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The CCPA became enforceable as of July 1, 2020, but there continues to be uncertainty about how the law will be interpreted and enforced.

Additionally, a new California ballot initiative, the California Privacy Rights Act (CPRA) was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Also, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (CDPA). The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses, which the CDPA refers to as “controllers”, collect and share personal information. The law applies to companies that conduct business in Virginia or product products or services that are targeted to residents of Virginia and either: (1) annually control or process personal data of at least 100,000 Virginia residents; or (2) control or process the personal data of at least 25,000 Virginia residents and derive over 50% of gross revenue from the sale of personal data. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. In addition, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (CPA) into law. The CPA is rather similar to the Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to its residents of the state and that either: (1) control or process the personal data of at least 100,000 Colorado residents during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 Colorado residents.

Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act (UCPA) into law. The UCPA will take effect on December 31, 2023. With the UCPA, which is largely based on Virginia’s CDPA, Utah became the fourth state to enact a comprehensive privacy law but it is quite possible that other states will follow suit and bills have been proposed in many states. We expect anticipate that more states to may enact legislation similar to the CCPA and the other recent consumer privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 eliminates the once available option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years. The U.S. Congress is considering legislation that would defer the amortization requirement to future periods; however, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not repealed or modified, it will have a material impact on the carryover of taxable losses used to offset future taxable income, and in turn, impacting our cash flows in future years.

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

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. For example, In July 2020, we entered into a sales agreement with Cowen through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $250.0 million, subject to the terms and conditions of the sales agreement. In the year ended December 31, 2020, we issued and sold 1,784,926 shares of our common stock under the sales agreement at an average price of $112.05 per share for net and gross proceeds of $194.7 million and $200.0 million, respectively. We did not sell any shares of common stock under the sales agreement in the three months ended March 31, 2022. If we seek authorization to sell additional shares of common stock under the sales agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

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

As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission (SEC) and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costlier.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish an annual report by our management on our internal control over financial reporting. To achieve compliance with Section 404 within the prescribed period, we have been and will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2021, we had federal net operating loss carryforwards of approximately $872.6 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. In addition, pursuant to the TCJA (as amended by the CARES Act), we may not use net operating loss carry-forwards generated in taxable years beginning after December 31, 2017 to reduce our taxable income in any year beginning after December 31, 2020 by more than 80%, and we may not carry back any net operating losses to prior years. These rules apply regardless of the occurrence of an ownership change.

The Company recently completed an update to the prior Section 382 study dated February 25, 2021. Since the Section 382 owner shifts are tested on a cumulative basis, the current update incorporates the period from February 7, 2017, the day of the last identified ownership change, through December 31, 2021. The analysis concluded that it is more likely than not that an additional ownership change did not occur during the update analysis period. This is assuming that no further significant shifts in stock ownership have occurred by virtue of equity events that have not yet been reported in publicly available SEC filings.

As part of this update, the Company also analyzed the shifts in the stock ownership of Lengo Therapeutics, Inc. (Lengo), a company acquired on December 29, 2021, for purposes of determining (1) whether and when Lengo experienced an “ownership change,” as defined in section 382(g)(1) of the Internal Revenue Code, during the period beginning March 6, 2019, the date of the first reported issuance of Lengo stock, and ending on the date of the Company’s acquisition by Blueprint on December 29, 2021 (Owner Shift Analysis), and (2) the extent to which Lengo’s net operating loss and tax credit carryforwards may be subject to limitation under sections 382 and 383 as a result of any such ownership changes (Limitation Analysis) (collectively, the Analysis). The analysis concluded that it is more likely than not that ownership changes occurred on (1) March 26, 2020 in connection with the issuance of Series A Preferred stock and (2) on December 29, 2021 in connection with Blueprint’s acquisition of the Company.

Item 5. Other Information

On May 2, 2022, the Company delivered notice to Cowen and Company LLC (“Cowen”) of its intent to terminate the previously existing Sales Agreement, dated July 30, 2020, by and between the Company and Cowen (the “Previous Sales Agreement”), pursuant to Section 11(c) of the Previous Sales Agreement. Cowen waived the 10 day advance notice requirement of Section 11(c), agreeing to terminate the Previous Sales Agreement effective as of May 2, 2022. The Previous Sales Agreement provided for the Company to offer and sell up to $250 million of shares of the Company’s common stock from time to time in an at-the-market program through Cowen as the sales agent. For avoidance of doubt, the Sales Agreement dated as of February 17, 2022, by and between the Company and Cowen, is still in full force and effect.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1* †	Collaboration and License Agreement dated as of February 26, 2022 by and between Oncopia Therapeutics, Inc., d/b/a Proteovant Therapeutics, Inc. and the Registrant
10.2* †	Tenth Amendment to Collaboration and License Agreement, effective August 4, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
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

Blueprint Medicines Corporation

Date: May 3, 2022	By:	/s/ Kathryn Haviland
Kathryn Haviland
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 3, 2022	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)