Form 10-Q
period 2022-06-30
Blueprint Medicines Corp
filed 2022-08-02
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on July 29, 2022: 59,719,570

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies;
●	our ability and plans in continuing to expand out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT® (avapritinib) (marketed in Europe under the brand name AYVAKYT®), GAVRETO® (pralsetinib) and any current and future drug candidates for which we receive marketing approval;
●	our plans, timelines and expectations for interactions with the U.S. Food and Drug Administration (FDA) and other regulatory authorities;
●	our plans and timelines to update the primary endpoint of the registrational PIONEER trial of AYVAKIT in patients with non-advanced SM;
●	our expectations regarding the potential benefits of AYVAKIT in treating patients with non-advanced SM and advanced SM;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for our current and future drug candidates as monotherapies or in combination with other agents and research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope and length of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;

●	the potential benefits of our collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc. to develop and commercialize pralsetinib globally (excluding Greater China), our cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., our collaboration with CStone Pharmaceuticals to develop and commercialize avapritinib, pralsetinib and fisogatinib in Greater China, our collaboration with Zai Lab to develop and commercialize BLU-701 and BLU-945 as inhibitors of epidermal growth factor receptor (EGFR), and our collaboration with Proteovant Therapeutics to discover and advance novel targeted protein degrader therapies, as well as our ability to maintain these collaborations and establish additional strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc. to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;
●	the potential benefits of our strategic financing transactions with Garnich Adjacent Investments S.a.r.l. (Sixth Street Partners) and Royalty Pharma Investments 2019 ICAV (Royalty Pharma) and the potential acceleration of our commercial products and pipeline resulting from the non-dilutive growth capital;
●	the development of companion diagnostic tests for our current or future drugs or drug candidates;
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry;
●	the actual or potential benefits of designations granted by the FDA, such as orphan drug, fast track and breakthrough therapy designation or priority review; and
●	the impact and scope of the ongoing COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones, including our ongoing and planned research and discovery activities, ability to conduct ongoing and planned clinical trials, clinical supply of our current or future drug candidates or third party products intended for use as combination therapies or as comparator agents, and the launch, marketing, sale and commercial supply of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$173,399	$209,948
Marketable securities	679,712	267,166
Accounts receivable	27,123	25,155
Unbilled accounts receivable	2,287	11,875
Inventory	35,454	21,817
Prepaid expenses and other current assets	34,204	18,064
Total current assets	952,179	554,025
Marketable securities	94,048	557,529
Property and equipment, net	32,987	30,700
Operating lease right-of-use assets, net	86,033	90,162
Restricted cash	5,171	5,171
Other assets	22,028	14,638
Total assets	$1,192,446	$1,252,225
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	15,053	8,333
Accrued expenses	119,282	121,829
Current portion of operating lease liabilities	9,435	8,093
Current portion of deferred revenue	9,478	11,510
Liability related to the sale of future royalties	5,512	—
Total current liabilities	158,760	149,765
Operating lease liabilities, net of current portion	98,160	103,315
Deferred revenue, net of current portion	12,661	25,066
Liability related to the sale of future royalties, net of current portion	165,742	—
Other long-term liabilities	9,373	3,344
Total liabilities	444,696	281,490
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 59,688,295 and 59,141,086 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	60	59
Additional paid-in capital	2,303,087	2,250,250
Accumulated other comprehensive loss	(14,248)	(4,133)
Accumulated deficit	(1,541,149)	(1,275,441)
Total stockholders’ equity	747,750	970,735
Total liabilities and stockholders’ equity	$1,192,446	$1,252,225

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$28,454	$11,433	$52,295	$20,388
Collaboration revenue	8,093	15,862	46,983	28,483
Total revenues	36,547	27,295	99,278	48,871
Cost and operating expenses:
Cost of sales	4,886	6,493	9,964	6,595
Collaboration loss sharing	2,145	—	5,410	—
Research and development	128,466	80,027	231,599	159,738
Selling, general and administrative	58,688	49,286	115,747	91,288
Total cost and operating expenses	194,185	135,806	362,720	257,621
Other income (expense):
Interest income, net	427	633	869	1,371
Other income (expense), net	632	(373)	177	(587)
Total other income	1,059	260	1,046	784
Loss before income taxes	(156,579)	(108,251)	(262,396)	(207,966)
Income tax expense	(3,130)	(193)	(3,313)	(193)
Net loss	$(159,709)	$(108,444)	$(265,709)	$(208,159)
Other comprehensive loss:
Unrealized losses on available-for-sale investments	(2,308)	(624)	(10,328)	(1,024)
Currency translation adjustments	170	(114)	213	404
Comprehensive loss	$(161,847)	$(109,182)	$(275,824)	$(208,779)
Net loss per share - basic and diluted	$(2.68)	$(1.86)	$(4.47)	$(3.58)
Weighted-average number of common shares used in net loss per share - basic and diluted	59,617	58,406	59,465	58,216

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2021	59,141,086	$59	$2,250,250	$(4,133)	$(1,275,441)	$970,735
Issuance of common stock under stock plan	414,888	1	1,297	—	—	1,298
Stock-based compensation expense	—	—	23,609	—	—	23,609
Other comprehensive loss	—	—	—	(7,977)	—	(7,977)
Net loss	—	—	—	—	(105,999)	(105,999)
Balance at March 31, 2022	59,555,974	$60	$2,275,156	$(12,110)	$(1,381,440)	$881,666

Issuance of common stock under stock plan	92,274	$—	$535	$—	$—	$535
Purchase of common stock under ESPP	40,047	—	1,872	—	—	1,872
Stock-based compensation expense	—	—	25,524	—	—	25,524
Other comprehensive loss	—	—	—	(2,138)	—	(2,138)
Net loss	—	—	—	—	(159,709)	(159,709)
Balance at June 30, 2022	59,688,295	$60	$2,303,087	$(14,248)	$(1,541,149)	$747,750

Balance at December 31, 2020	57,793,533	$58	$2,106,600	$(5,214)	$(631,356)	$1,470,088
Issuance of common stock under stock plan	483,879	—	8,318	—	—	8,318
Stock-based compensation expense	—	—	21,212	—	—	21,212
Other comprehensive income	—	—	—	117	—	117
Net loss	—	—	—	—	(99,714)	(99,714)
Balance at March 31, 2021	58,277,412	$58	$2,136,130	$(5,097)	$(731,070)	$1,400,021

Issuance of common stock under stock plan	254,823	$1	$11,709	$—	$—	11,710
Purchase of common stock under ESPP	22,324	—	1,733	—	—	1,733
Stock-based compensation expense	—	—	24,522	—	—	24,522
Other comprehensive loss	—	—	—	(738)	—	(738)
Net loss	—	—	—	—	(108,444)	(108,444)
Balance at June 30, 2021	58,554,559	$59	$2,174,094	$(5,835)	$(839,514)	$1,328,804

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(265,709)	$(208,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,098	3,200
Noncash lease expense	4,107	3,073
Stock-based compensation	48,746	44,991
Other	550	1,352
Changes in assets and liabilities:
Accounts receivable	(2,128)	(18,407)
Unbilled accounts receivable	9,591	4,446
Inventory	(14,694)	(4,542)
Prepaid expenses and other current assets	(16,314)	(755)
Other assets	(13,188)	(3,829)
Accounts payable	6,589	(2,544)
Accrued expenses	441	(1,044)
Other long-term liabilities	6,157	—
Deferred revenue	(14,438)	(2,880)
Operating lease liabilities	(3,790)	(3,845)
Net cash used in operating activities	(250,982)	(188,943)
Cash flows from investing activities
Purchases of property and equipment	(3,709)	(835)
Purchases of investments	(39,937)	(382,644)
Maturities of investments	79,623	400,500
Net cash provided by investing activities	35,977	17,021
Cash flows from financing activities
Gross proceeds from the sale of future royalties	175,000	—
Net proceeds from stock option exercises and employee stock purchase plan	3,762	21,865
Net cash provided by financing activities	178,762	21,865
Net decrease in cash, cash equivalents, and restricted cash	(36,243)	(150,057)
Cash, cash equivalents and restricted cash at beginning of period	215,119	689,804
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(306)	(259)
Cash, cash equivalents and restricted cash at end of period	$178,570	$539,488
Supplemental cash flow information
Debt issuance costs incurred but unpaid at period end	5,022	—
Property and equipment purchases unpaid at period end	$1,829	$230
Cash paid for taxes, net	$771	$598

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands).

	June 30,	June 30,
	2022	2021
Cash and cash equivalents	$173,399	$534,317
Restricted cash	5,171	5,171
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$178,570	$539,488

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

The Company has two approved precision therapies and is globally advancing multiple programs for systemic mastocytosis (SM), lung cancer and other genomically defined cancers, and cancer immunotherapy. The Company is devoting substantially all of its efforts to research and development for current and future drug candidates and commercialization of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates that obtain marketing approval.

As of June 30, 2022, the Company had cash, cash equivalents and marketable securities of $947.2 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) as found in the Accounting Standards Codification (ASC), Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB) and the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2021 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022 (2021 Annual Report on Form 10-K).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021, stockholder’s equity for the three and six months ended June 30, 2022 and 2021 and cash flows for six months ended June 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any future period.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities, Blueprint Medicines (Switzerland) GmbH, Blueprint Medicines (Netherlands) B.V., Blueprint Medicines (UK) Ltd, Blueprint Medicines (Germany) GmbH, Blueprint Medicines (Spain) S.L., Blueprint Medicines (France) SAS, and Blueprint Medicines (Italy) S.r.L. Lengo Therapeutics, Inc. (Lengo), which was acquired on December 30, 2021, was dissolved in June 2022. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: revenue recognition, inventory, operating lease right-of-use assets, operating lease liabilities, stock-based compensation expense, accrued expenses, liability related to the sale of future royalties, and income taxes. The length of time and full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing and supply, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, subject to change and difficult to predict, including as a result of new information that may emerge concerning COVID-19, including the identification and spread of new variants, and the actions taken to contain or treat COVID-19, as well as the economic impact thereof on local, regional, national and international customers and markets. The Company considers the impact of COVID-19 while making the estimates within its consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates. The Russian invasion of Ukraine has not had a material impact on the Company’s business, results of operations and financial condition.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2021 Annual Report on Form 10-K, with the below exception.

Liability related to the sale of future royalties

The Company accounts for net proceeds from sales of the Company’s rights to receive future royalty payments as a liability related to the sale of future royalties if the Company has significant continuing involvement in the generation of the related future cash flows. Interest on the liability related to the sale of future royalties will be recognized using the effective interest rate method over the life of the related royalty stream. The liability related to the sale of future royalties and the related interest expenses are based on the Company’s current estimates of future royalties and commercial milestones expected to be achieved and received over the life of the arrangement, which the Company determines by using forecasts of the underlying drug products of the underlying regions. The Company will periodically assess the expected payments and to the extent the amount or timing of the future estimated payments is materially different than previous estimates, the Company will account for any such change by adjusting the liability related to the sale of future royalties and prospectively recognizing the related interest expense.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on its condensed consolidated financial statements and disclosures.

3. Liability Related to The Sale of Future Royalties

On June 30, 2022, the Company entered into a purchase and sale agreement (royalty purchase agreement) with Royalty Pharma. Pursuant to the royalty purchase agreement, the Company received an upfront payment of $175.0 million in consideration for the Company’s rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement.

Although the Company sold all of the rights to receive royalties on the net sales of GAVRETO worldwide excluding the CStone territory and U.S. territory to Royalty Pharma, the Company continues to co-develop pralsetinib with Roche globally and are therefore involved in the generation of these future royalties. Due to the Company’s significant continuing involvement, the Company continues to account for any royalties and development and commercialization milestones earned related to the underlying territory under the Roche pralsetinib collaboration agreement as collaboration revenue on its consolidated statements of operations and comprehensive loss. Net proceeds from the transaction were recorded as a liability related to sale of future royalties on the consolidated balance sheet. The Company will amortize the $175.0 million, net of transaction costs of $3.7 million using the effective interest method over the estimated life of the arrangement.

As payments are made to Royalty Pharma, the balance of the liability will be effectively repaid over the life of the royalty purchase agreement. In order to determine the amortization of the liability, the Company estimates the total amount of future royalty payments to be received by the Company and paid to Royalty Pharma over the life of the arrangement. The exact amount of repayment is likely to change each reporting period. The Company will periodically assess the expected payments to Royalty Pharma and will prospectively adjust the amortization of the liability related to the sale of future royalties for material changes in such payments.

As of June 30, 2022, the carrying value of the liability related to the sale of future royalties was $171.3 million, net of closing costs of $3.7 million. The carrying value of the liability related to the sale of future royalties approximates fair value as of June 30, 2022.

The following table shows the activity within the liability account (in thousands):

Carrying value as of January 1, 2022	$—
Sale of future royalties	175,000
Interest expense recognized	—
Capitalized closing costs	(3,746)
Payments	—
Carrying value as of June 30, 2022	$171,254

Pursuant to the royalty purchase agreement, the Company is eligible to receive certain milestone payments totaling up to $165.0 million, subject to the achievement of specified net sales milestones by Roche. The potential milestone payments will be added to the carrying value of the liability related to sale of future royalties when the milestones are achieved and received.

4. Marketable Securities

Marketable securities consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
June 30, 2022	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$451,134	$—	(6,717)	$444,417
U.S. treasury obligations	335,643	—	(6,300)	329,343
Total	$786,777	$—	$(13,017)	$773,760

	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$498,582	$21	$(1,460)	$497,143
U.S. treasury obligations	328,801	—	(1,249)	327,552
Total	$827,383	$21	$(2,709)	$824,695

As of June 30, 2022, the Company held 77 debt securities that were in an unrealized loss position with an aggregate fair value of $773.8 million. Of the 77 debt securities, 3 were in an unrealized loss position for more than twelve months with an aggregate fair value of $39.2 million. As of December 31, 2021, the Company held 74 debt securities that were in an unrealized loss position with an aggregate fair value of $750.5 million. As of December 31, 2021, there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022, 14 securities with an aggregate fair value of $94.0 million had remaining maturities between one year and five years. As of December 31, 2021, 56 securities with an aggregate fair value of $557.5 million had remaining maturities between one year and five years.

The Company received proceeds of $79.6 million from maturities of debt securities for the three and six months ended June 30, 2022, and $185.1 million and $400.5 million for the three and six months ended June 30, 2021, respectively. The Company did not realize any gains or losses from maturities of debt securities for the three and six months ended June 30, 2022 and 2021.

5. Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2022 (in thousands):

		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$8,940	$8,940	$—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	444,417	—	444,417	—
U.S. treasury obligations	329,343	329,343	—	—
Total	$782,700	$338,283	$444,417	$—

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

The Company recorded net product revenue from the U.S. product sales of GAVRETO in 2021 until it transferred, on July 1, 2021, certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to its collaboration partner. The Company did not record any net product revenue from product sales of GAVRETO subsequent to this transition date. For additional information, see Note 10, Collaboration and License Agreements.

The following table summarizes revenue recognized from product sales for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
AYVAKIT/AYVAKYT	$28,454	$8,555	$52,295	$15,682
GAVRETO	—	2,878	—	4,706
Total product revenue	$28,454	$11,433	$52,295	$20,388

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Beginning balance at January 1	$4,345	$1,192
Provision related to product sales	9,408	3,199
Adjustment related to prior periods sales	(570)	—
Credits and payments made	(6,120)	(1,837)
Ending balance at June 30	$7,063	$2,554

The total reserves that are included in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, are summarized as follows (in thousands):

	June 30,	December 31,
	2022	2021
Reduction of accounts receivable, net	$912	$419
Component of accrued expenses	6,151	3,926
Total revenue-related reserves	$7,063	$4,345

7. Inventory

Capitalized inventory consists of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$14,443	$10,788
Work in process	21,986	17,702
Finished goods	2,523	3,916
Total	$38,952	$32,406

Balance sheet classification

	June 30,	December 31,
	2022	2021
Inventory	$35,454	$21,817
Other assets	3,498	10,589
Total	$38,952	$32,406

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. The Company did not recognize any material write-down for the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021. Long-term inventory, which primarily consists of work in process and raw materials, is included in other assets in the unaudited condensed consolidated balance sheets.

8. Restricted Cash

At June 30, 2022 and December 31, 2021, $5.2 million and $5.2 million, respectively, of the Company’s cash is restricted by a bank primarily related to security deposits for the Company’s building lease agreements.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Research, development and commercial contract costs	$60,166	$68,164
Employee compensation	19,959	29,166
Accrued professional fees	22,519	12,611
Revenue-related reserves	6,151	3,926
Other	10,487	7,962
Total	$119,282	$121,829

10. Collaboration and License Agreements

Proteovant

In February 2022, the Company entered into an exclusive collaboration agreement (the Proteovant collaboration agreement) with Oncopia Therapeutics, Inc., d/b/a Proteovant Therapeutics, Inc., (Proteovant), pursuant to which the parties will jointly research and advance up to two novel protein degrader therapies into development candidates, as well as up to two additional novel protein degrader target programs as may be mutually agreed to by the Company and Proteovant (each a target program). On a target program-by-target program basis, the Company will have an exclusive option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound and licensed product under each target program. Proteovant will have the right to opt into the global development and U.S. commercialization of certain licensed compounds and licensed products under the second target program that the Company options, and if the parties add additional target programs, Proteovant will have the same opt-in right for the fourth target program that the Company options.

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

The Company concluded that Proteovant is providing the Company with research services throughout the period until the Company can exercise its option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound. Therefore, the Company recorded the $20.0 million upfront payment as an asset on the unaudited condensed consolidated financial statements and will record it as research and development expense over the expected research period. During the three and six months ended June 30, 2022, the Company recorded research and development expense of $1.0 million and $1.5 million, respectively, under the Proteovant collaboration agreement. The Company will reevaluate the research period at the end of each reporting period and as any changes in circumstances occur, and if necessary, the Company will adjust its estimate of expected research period accordingly. Each research and development milestone payment will be accrued and expensed when probable.

Zai Lab

In November 2021, the Company entered into a collaboration (the Zai Lab agreement) with Zai Lab (Shanghai) Co., Ltd., (Zai Lab), pursuant to which the Company granted Zai Lab exclusive rights to develop and commercialize the Company’s drug candidates BLU-701 and BLU-945 for the treatment of EGFR-driven non-small cell lung cancer in Greater China, including Mainland China, Hong Kong, Macau and Taiwan (collectively, the Zai Lab territory), either as a monotherapy or as part of a combination therapy. The Company retains exclusive rights to the licensed products outside the Zai Lab territory.

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

The Company evaluated the Zai Lab agreement to determine whether it is a collaborative arrangement in the scope of ASC 808. The Company concluded that the Zai Lab agreement is a collaborative agreement under ASC 808 as both parties are active participants in the clinical trials and are exposed to significant risks and rewards of those activities under the Zai Lab agreement. The Company determined that the Zai Lab agreement contained two material components: (i) licenses granted to Zai Lab to exploit and develop each licensed product in the Zai Lab territory and related activities in the Zai Lab territory, including manufacturing, and (ii) the parties’ participation in the global development of the licensed products. The Company used the criteria specified in ASC 606 to determine which of the components of the Zai Lab agreement are performance obligations with a customer and concluded that Zai Lab is the Company’s customer for the licenses and related activities in the Zai Lab territory under ASC 606. The global development activities under the agreement does not present a transaction with a customer and the payments received by the Company for global development activities, including manufacturing, are accounted for as a reduction of related expenses. During the three and six months ended June 30, 2022, no material reduction of expenses was recorded from the Zai Lab agreement.

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

The Company evaluated the license under ASC 606 and concluded that the license is a functional intellectual property license. The Company determined that Zai Lab benefited from the license along with the initial know-how transfer at the time of grant, and therefore the related performance obligation is satisfied at a point in time. Additionally, the Company is entitled to sales milestones and royalties from Zai Lab upon future sales of the licensed products in the Zai Lab territory, and revenue will be recognized when the related sales occur. Costs that are incurred associated with Zai Lab territory specific activities are reimbursable from Zai and are recognized as revenue. During the three and six months ended June 30, 2022, the Company recorded $0.5 million and $0.6 million, respectively, in revenue related to Zai Lab territory specific activities in the unaudited condensed consolidated financial statements.

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

Roche – Pralsetinib Collaboration

In July 2020, the Company entered into a collaboration agreement (the Roche pralsetinib collaboration agreement) with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively, Roche), pursuant to which the Company granted Roche exclusive rights to develop and commercialize the Company’s drug candidate pralsetinib worldwide, excluding the CStone territory (as defined below), and a co-exclusive license in the U.S. to develop and commercialize pralsetinib. In addition, Roche has the right to opt in to a next-generation RET compound co-developed by the Company and Roche.

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million, and through June 30, 2022, the Company has received an aggregate of $105.0 million in specified regulatory and commercialization milestones. In addition to the upfront and milestone payments received through June 30, 2022, the Company is eligible to receive up to $822.0 million in contingent payments, including specified development, regulatory and sales-based milestones for pralsetinib and any licensed product containing a next-generation RET compound.

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

For the purposes of ASC 606, the transaction price of the Roche collaboration agreement at the outset of the arrangement was determined to be $695.7 million, which consisted of the upfront cash payment of $675.0 million and the $20.7 million premium on the sale of common stock to Roche Holdings, which was allocated to the performance obligation related to the pralsetinib licenses. Through June 30, 2022, the Company has achieved an aggregate of $105.0 million in specified regulatory and commercialization milestones and added the $105.0 million to the estimated transaction price of the Roche pralsetinib agreement. The other potential milestone payments that the Company is eligible to receive under the Roche pralsetinib agreement have been excluded from the transaction price, as all the remaining milestone amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

The following table summarizes revenue recognized under the Roche pralsetinib collaboration during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Manufacturing and research and development services related to Roche territory-specific activities	$35	$1,912	$691	$3,684
Royalty revenue	313	—	600	—
Total Roche pralsetinib collaboration revenue	$348	$1,912	$1,291	$3,684

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

The following table summarizes the amount recognized from collaboration loss sharing after Roche became the principal for product sales of GAVRETO to customers in the U.S. (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
The Company's share of loss in the U.S. for pralsetinib	$2,145	$—	$5,410	$—

The following table summarizes the amounts recognized as reductions to selling, general and administrative expenses related to the commercialization of GAVRETO in the U.S. and reductions to or increases in research and development expenses related to global development activities for pralsetinib under the Roche pralsetinib collaboration during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Reductions to selling, general and administrative expenses	$4,416	$2,157	$9,248	$5,155
Reductions to (increases in) research and development expenses	$(3,714)	$2,072	$(3,704)	$6,154

The following table summarizes the contract assets associated with the Roche pralsetinib collaboration as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Accounts receivable, net	$980	$2,679
Unbilled accounts receivable	$—	$6,802

In June 2022, although the Company sold its right to receive royalty payments from Roche’s sales of GAVRETO in Roche territory to Royalty Pharma, given the Company’s significant continuing involvement in the generation of future royalties, the Company continues to account for any royalties and development and commercialization milestones earned related to the Roche territory activities under the Roche pralsetinib collaboration agreement as collaboration revenue on its consolidated statements of operations and comprehensive loss. For additional information, see Note 3 – Liability related to the sale of future royalties.

Clementia

In October 2019, the Company entered into a license agreement (the Clementia agreement) with Clementia Pharmaceuticals, Inc. (Clementia), a wholly-owned subsidiary of Ipsen S.A. Under the Clementia agreement, the Company granted an exclusive, worldwide, royalty-bearing license to Clementia to develop and commercialize BLU-782, the Company’s oral, highly selective investigational ALK2 inhibitor in Phase 1 clinical development for the treatment of fibrodysplasia ossificans progressiva (FOP), as well as specified other compounds related to the BLU-782 program.

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through June 30, 2022, the Company has received an aggregate of $50.0 million in cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through June 30, 2022, the Company is eligible to receive up to $460.0 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and to purchase specified manufacturing inventory from the Company for a total of $1.5 million.

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

During the three months ended June 30, 2022, no revenue was recognized from the Clementia collaboration. During the six months ended June 30, 2022, cash consideration associated with an achieved development milestone of $30.0 million was added to the estimated transaction price for the Clementia agreement and recognized as revenue. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as the amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

During the three and six months ended June 30, 2021, no material revenue was recognized from the Clementia collaboration. There was no revenue deferred as a contract liability associated with the Clementia agreement as of June 30, 2022 and December 31, 2021.

CStone Pharmaceuticals

In June 2018, the Company entered into a collaboration and license agreement (the CStone agreement) with CStone Pharmaceuticals (CStone) pursuant to which the Company granted CStone exclusive rights to develop and commercialize the Company’s drug candidates avapritinib, pralsetinib and fisogatinib, including back-up forms and certain other forms thereof, in Mainland China, Hong Kong, Macau and Taiwan (each, a CStone region and collectively, the CStone territory), either as a monotherapy or as part of a combination therapy.

The Company received an upfront cash payment of $40.0 million, and through June 30, 2022, the Company has achieved an aggregate of $27.0 million in milestones under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through June 30, 2022, the Company will be eligible to receive up to $319.0 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, CStone will be obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone will be responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone territory that will be shared by the Company and CStone.

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

A summary of manufacturing and research and development services related to the global development activities, net of expenses payable to CStone during the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Manufacturing and research and development services related to global development activities, net of expenses payable to CStone	$662	$269	$1,150	$1,008

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

The Company did not achieve any milestones under the CStone agreement during the three months ended June 30, 2022 and 2021. During the six months ended June 30, 2022 and 2021, cash considerations associated with achieved regulatory and development milestones of $4.0 million and $9.0 million, respectively, were added to the estimated transaction price for the CStone agreement and recognized as revenue in such periods. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

In 2021, the Company entered into commercial supply agreements and an avapritinib manufacturing technology transfer agreement with CStone related to supply of drug substance of avapritinib and drug product of avapritinib and pralsetinib to assist CStone’s commercialization activities conducted specifically for the CStone territory. In the first quarter of 2022, the Company entered into a pralsetinib manufacturing technology transfer agreement with CStone related to supply of drug substance of pralsetinib. The manufacturing activities in these agreements were considered as distinct performance obligations from the CStone collaboration agreement and collaboration revenue is recognized upon delivery of the drug substance and drug product to CStone.

A summary of revenue recognized under the CStone agreement during the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
License milestone revenue	$—	$—	$4,000	$9,000
Manufacturing services and royalty revenue related to CStone territory-specific activities	6,082	12,302	11,294	12,573
Total CStone collaboration revenue	$6,082	$12,302	$15,294	$21,573

The following table presents the contract assets associated with the CStone collaboration as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Accounts receivable, net	$11,858	$8,164
Unbilled accounts receivable	$1,873	$5,034

As of June 30, 2022, the Company had $4.6 million of deferred revenue as a contract liability associated with the CStone collaboration. This contract liability results primarily from advance payments made by CStone in connection with commercial supply of pralsetinib for the CStone territory. The contract liability associated with the CStone collaboration was $4.8 million at December 31, 2021.

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

Prior to Roche’s exercise of an option, the Company has the lead responsibility for drug discovery and preclinical development of all collaboration programs. In addition, the Company has the lead responsibility for the conduct of all Phase 1 clinical trials other than those Phase 1 clinical trials for any product in combination with Roche’s portfolio of therapeutics, for which Roche has the right to lead the conduct of such Phase 1 clinical trials. Pursuant to the Roche immunotherapy agreement, the parties share the costs of Phase 1 development for each collaboration program. In addition, Roche will be responsible for post-Phase 1 development costs for each licensed product for which it retains global commercialization rights, and the Company and Roche will share post-Phase 1 development costs for each licensed product for which the Company retains commercialization rights in the U.S.

The Company received an upfront cash payment of $45.0 million, and through June 30, 2022, the Company has received an aggregate of $23.5 million in milestone payments under this collaboration. Subject to the terms of the Roche immunotherapy agreement, as amended, in addition to the upfront and milestone payments received through June 30, 2022, the Company is eligible to receive up to approximately $319.3 million in contingent option fees and milestone payments related to specified research, preclinical, clinical, regulatory and sales-based milestones. In addition, for any licensed product for which Roche retains worldwide commercialization rights, the Company will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which the Company retains commercialization rights in the U.S., the Company and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

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

Through June 30, 2022, the Company has achieved an aggregate of $23.5 million in research milestones under this collaboration, and these amounts were added to the estimated transaction price and allocated to the existing performance obligation as it became probable that a significant reversal of cumulative revenue would not occur for each of the research milestones achieved. In the first quarter of 2022, it was determined that Roche will initiate a Phase 1 clinical development plan for BLU-852, one of the ongoing programs, in combination with atezolizumab, an approved drug product commercialized by Roche, and pursuant to the Roche immunotherapy agreement, the Company will share the development cost up to $15.0 million. As a result, the Company reduced the aggregated transaction price of this collaboration from $68.5 million to $53.5 million and recorded its commitment of $15.0 million as a contract liability on its unaudited condensed consolidated financial statements.

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. In the first quarter of 2022, a reduction in the costs expected to be incurred in the future to satisfy certain performance obligations under the collaboration became probable as a result of Roche and the Company endorsing the Phase 1 clinical development plan for one of the ongoing programs in combination with Roche’s product.

Because of the revision to the cost expected to be incurred to satisfy the performance obligation and the reduction of the $15.0 million payment commitment to Roche from the aggregated transaction price of $68.5 million, the Company recorded a cumulative revenue catch-up of $2.9 million during the six months ended June 30, 2022. A summary of revenue recognized or revenue reduced under the Roche immunotherapy agreement during the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Roche collaboration research and development services revenue	$1,183	$1,349	$(765)	$2,885

During the three and six months ended June 30, 2022 and 2021, the Company recognized the following revenue due to the changes in the contract liability balances (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Amounts included in the contract liability at the beginning of the period	$1,395	$1,064	$2,405	$2,302

The following table summarizes the contract liability related to the Roche immunotherapy agreement as of June 30, 2022, and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	Current	Noncurrent	Total	Current	Noncurrent	Total
Deferred revenue	$4,903	$12,661	$17,564	$6,339	$25,066	$31,405
Accrued expenses	7,780	6,157	13,937	—	—	—

The research and development services related to the performance obligation are expected to be performed over a remaining period of approximately 3.5 years.

11. Stock-based compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2022, the number of shares reserved for issuance under the 2015 Plan was increased by 2,365,643 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2022, there were 4,096,926 shares available for future grant under the 2015 Plan.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. In June 2022, the Company’s board of directors approved the reservation of an additional 1,500,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be further increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of June 30, 2022, there were 1,606,017 shares available for future grant under the Inducement Plan.

Stock options

The following table summarizes the stock option activity for the six months ended June 30, 2022:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2021	5,682,022	$69.37
Granted	1,013,605	61.67
Exercised	(119,121)	15.39
Canceled	(189,289)	79.11
Outstanding at June 30, 2022	6,387,217	$68.86
Exercisable at June 30, 2022	3,881,205	$64.81

As of June 30, 2022, the total unrecognized compensation expense related to unvested stock option awards was $97.4 million, which is expected to be recognized over a weighted-average period of approximately 2.65 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the six months ended June 30, 2022:

		Weighted-Average
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2021	1,590,160	$83.85
Granted	743,828	61.43
Vested	(388,087)	79.36
Forfeited	(88,534)	78.98
Unvested shares at June 30, 2022	1,857,367	$76.02

As of June 30, 2022, the total unrecognized compensation expense related to unvested restricted stock units was $122.4 million, which is expected to be recognize over a weighted-average period of approximately 2.84 years.

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

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $25.3 million and $48.7 million for the three and six months ended June 30, 2022, respectively, and $24.3 million and $45.0 million for the three and six months ended June 30, 2021, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options	$12,811	$14,965	$25,755	$29,107
Restricted stock units	12,396	9,270	22,782	16,064
Employee stock purchase plan	317	287	596	563
Subtotal	25,524	24,522	49,133	45,734
Capitalized stock-based compensation costs	(177)	(215)	(387)	(743)
Stock-based compensation expense included in total cost and operating expenses	$25,347	$24,307	$48,746	$44,991

Stock-based compensation expense, that is included in operating expenses, by classification within the unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$10,497	$10,485	$20,538	$19,432
Selling, general and administrative	14,850	13,822	28,208	25,559
Total	$25,347	$24,307	$48,746	$44,991

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021 because including them would have had an anti-dilutive effect (in thousands):

	June 30,
	2022	2021
Stock options	6,387	6,199
Restricted stock units	1,857	1,556
ESPP shares	46	25
Total	8,290	7,780

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

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of June 30, 2022, the Company has a full valuation allowance applied against its U.S. and foreign deferred tax assets.

On March 11, 2021, President Joe Biden signed into law a relief and stimulus package known as the American Rescue Plan Act of 2021 (ARPA) stimulus package. While this Act provides various tax provisions including for example, extending the employee retention credit through the end of 2021, modifying the paid sick and family leave credits, repealing the worldwide interest allocation rules that were scheduled to take effect in 2021, and expanding the number of employees subject to the limit on the deduction for executive compensation under Section 162(m) beginning in 2027, among other things, based on the Company’s initial review of the various business tax provisions offered in the ARPA along with having a valuation allowance on its U.S. deferred tax assets, it does not believe that there is an impact to the Company and as such the recording of a discrete item was not required during the three and six months ended June 30, 2022.

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) has taken effect creating a significant change to the treatment of research and experimental (R&E) expenditures under Section 174 of the IRC (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the U.S to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses will be capitalized and amortized over a 15-year period. The Company prepared an analysis of the tax impact of capitalizing and amortizing these costs over the required periods and is expected to be in a taxable income position after the estimated addback for calendar year ended December 31, 2022.

On June 30, 2022, the Company entered into a royalty purchase agreement with Royalty Pharma and a purchase and sale agreement with Sixth Street Partners. Pursuant to the agreements, the Company received gross proceeds of $175.0 million from Royalty Pharma in June 2022 and $250.0 million from Sixth Street Partners in July 2022 upon the transactions closing. The total cash consideration of $425.0 million, in its entirety, is considered taxable income for calendar year ended December 31, 2022. Therefore, the $425.0 million is included in the estimated taxable income calculation when estimating the Company’s forecasted 2022 annual effective tax rate.

As of June 30, 2022, the Company expects to be in a taxable income position for the calendar year ended December 31, 2022, and recorded an income tax expense of $3.1 million and $3.3 million for the three and six months ended June 30, 2022, respectively.

14. Leases

 The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements contain various clauses for renewal at the Company’s option, and the renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal options were not reasonably certain of being exercised as of June 30, 2022. The lease agreements do not contain residual value guarantees and the components of lease cost for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating leases:	2022	2021	2022	2021
Lease cost	$4,942	$4,451	$10,911	$9,177
Sublease income	(600)	(268)	(1,381)	(595)
Net lease cost	$4,342	$4,183	$9,530	$8,582

The Company has not entered into any material short-term leases or financing leases as of June 30, 2022.

Supplemental cash flow information related to leases for the six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	$7,763	$7,394
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$—

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	7.3
Weighted average discount rate	7.4%

15. Commitments and Contingencies

Purchase Commitments Associated with Commercial Supply Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT and GAVRETO, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. During the six months ended June 30, 2022, there were no material changes to the Company’s contractual obligations described in Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise from their status or service as directors or officers of the Company. The maximum potential amount of future payments that the Company could be required to make, or otherwise be liable for, under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2022 or December 31, 2021.

16. Subsequent events

Synthetic Royalty Facility

In July 2022, the Company closed a transaction pursuant to a purchase and sale agreement with Sixth Street Partners and received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/ AYVAKYT (avapritinib) and, if it is approved, BLU-263, excluding in Greater China, and (ii) aggregate worldwide annual net product sales of BLU-263, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively. Net proceeds from the transaction will be recorded as a liability on the consolidated balance sheet.

Debt Facility

In July 2022, the Company closed on a financing transaction for up to $660.0 million with Sixth Street Partners (financing agreement). The financing agreement entered into by the parties in connection with the transaction provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at the Company’s choice. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus six and one half percent (6.50%) or the base rate plus five and one half percent (5.50%), subject to a floor of one percent (1%) and two percent (2%) with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In addition, the Company may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan.

The Company’s obligations under the financing agreement will be secured, subject to certain exceptions, by security interests in the substantially all of the Company’s assets and the Company’s certain subsidiaries. The financing agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict the Company’s ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The financing agreement also requires the Company to have consolidated liquidity of at least (i) $50.0 million during the period commencing from the date on which the term loans are funded to the date which is the day before the next term loans are funded and (ii) $80.0 million for each day thereafter.

License Agreement and Stock Purchase and Rights Agreement with IDRx

In August 2022, the Company entered into a license agreement and a stock purchase and rights agreement with IDRx, Inc., a recently launched clinical-stage biopharmaceutical company. Pursuant to the agreements, the Company licensed its internally discovered KIT exon 13 inhibitor to IDRx in exchange for a 15% Series A preferred equity investment in IDRx and the eligibility to receive future milestone and tiered royalty payments. Among IDRx’s founders are Alexis Borisy, George Demetri, M.D., and Nicholas Lydon, Ph.D., who each currently serve as members of the board of directors of the Company.

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

Systemic Mastocytosis and other Mast Cell Disorders — AYVAKIT® / AYVAKYT® (avapritinib) and BLU-263

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

At the European Hematology Association (EHA) Annual Meeting in June 2022, we presented data showing that AYVAKIT improved overall survival (OS) and other clinical outcomes in patients with advanced SM, when indirectly compared to real-world data for prior best available therapies.

We are also evaluating avapritinib in an ongoing registration-enabling Phase 2 clinical trial in non-advanced SM, which we refer to as our PIONEER trial. In January 2022, we announced that the PIONEER trial was fully enrolled.

In June 2022, we announced that we updated the primary endpoint of the registration-enabling PIONEER trial of AYVAKIT in patients with non-advanced SM, based on a written recommendation from the FDA on statistical considerations ahead of the planned database lock. The mean absolute change in total symptom score (TSS), previously a key secondary endpoint, is now the primary endpoint and the proportion of patients with a 30 percent or greater decrease in TSS, previously the primary endpoint, is now a key secondary endpoint. Both analyses were previously defined as key endpoints that the PIONEER trial was powered to assess. In addition, both endpoints are based on the Indolent SM Symptom Assessment Form, a patient-reported outcomes tool that has been developed and validated in collaboration with the SM community and global regulatory authorities. We plan to report top-line data for Part 2 of the PIONEER trial in August 2022 and to submit a supplemental new drug application (sNDA) to the FDA for avapritinib in non-advanced SM in the second half of 2022.

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

In March 2021, China’s NMPA approved GAVRETO for the treatment of RET fusion-positive NSCLC patients previously treated with platinum-based chemotherapy. In March 2022, China’s National Medicinal Products

Administration (NMPA) approved GAVRETO for the treatment of RET-mutant MTC and RET fusion-positive thyroid cancer. In February 2022, the Taiwan Food and Drug Administration (TFDA) accepted CStone’s NDA for the treatment of patients with RET fusion-positive locally advanced or metastatic NSCLC, RET-mutant MTC, and RET fusion-positive TC. GAVRETO was approved in Hong Kong in July 2022 for the treatment of RET fusion-positive NSCLC.

We evaluated pralsetinib in an ongoing registration-enabling Phase 1/2 clinical trial in patients with RET-altered NSCLC, MTC and other advanced solid tumors, which we referred to as the ARROW trial. In addition, Roche is conducting multiple ongoing studies, including a registration-enabling Phase 3 clinical trial in treatment-naïve patients with RET fusion-positive NSCLC, which is referred to as the ACCELERET-Lung trial; and a registration-enabling Phase 3 clinical trial in patients with locally advanced or metastatic RET-mutated MTC who have not previously received a standard of care multi-kinase inhibitor therapy, which is referred to as the ACCELERET-MTC trial. In June 2021, we reported updated data from the ARROW trial in metastatic RET fusion-positive NSCLC and other advanced solid tumors at the 2021 American Society of Clinical Oncology (ASCO) Annual Meeting. The ARROW trial was fully enrolled in December 2021 and was subsequently transferred to Roche in May 2022. Pursuant to our collaboration with Roche, we are co-developing pralsetinib globally in RET-altered solid tumors, including NSCLC, MTC and other thyroid cancers, as well as other solid tumors.

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

BLU-945 and BLU-701 were specifically designed to provide comprehensive coverage of common activating and resistance mutations, spare wild-type EGFR and other kinases to limit off-target toxicities, which is expected to improve the potential combinability with other therapies, and treat or prevent CNS metastases. We believe these profiles may enable BLU-945 and BLU-701 to become the backbones of a range of combination strategies with the potential to address important medical needs for patients with EGFR-driven NSCLC, including in early line treatment settings. We plan to develop BLU-945 and BLU-701 in combination with each other and other therapies, including osimertinib chemotherapy, and antibody drug conjugates, as initial treatments designed to address outstanding unmet needs in patients with activating mutations and prevent both on-target and off-target resistance from emerging. In addition, we plan to develop BLU-945 and BLU-701 as monotherapies and in combination with other therapies in certain biomarker-selected patient populations in the second line and later lines of treatment. We plan to initiate these combination studies as expansion cohorts in the Phase 1/2 trials in EGFR-mutated NSCLC, which we refer to as our SYMPHONY and HARMONY trials throughout the remainder of 2022 and into 2023, with the goal of generating data to further inform development and registration strategies, including opportunities for expedited approvals. We believe that our comprehensive development plan will allow us to address the unmet needs in EGFR-mutant NSCLC that affect nearly 60,000 patients in major markets, including the US, European Union (EU), the UK, and Japan.

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

EGFR Exon 20 Insertion-Positive NSCLC — BLU-451

BLU-451 is a selective and potent investigational inhibitor under development for the treatment of EGFR exon 20 insertion-positive NSCLC. In April 2022, we presented the first preclinical data for BLU-451 at the AACR Annual Meeting demonstrating that BLU-451 is a wild-type EGFR-sparing, CNS penetrant molecule which potently inhibited a broad range of exon 20 insertions and uncommon oncogenic point mutations. In addition, BLU-451 led to measurable tumor regression in a preclinical intracranial tumor model. Based on these foundational preclinical data, in March 2022 we initiated the Phase 1/2 trial of BLU-451 in patients with EGFR-driven NSCLC harboring exon 20 insertion mutations. We plan to present clinical proof-of-concept data for BLU-451 in the first half of 2023.

CDK2-Vulnerable Cancers — BLU-222

We are developing an investigational inhibitor, BLU-222, targeting CDK2 for the treatment of patients with CDK2-vulnerable cancers. CDK2 is cell cycle regulator and an important cancer target, with relevance across multiple malignancies, including hormone-receptor-positive breast cancer and other CCNE1 amplified tumors, including subsets of ovarian and endometrial cancer. In subsets of patients across multiple cancer types, aberrant CCNE1 hyperactivates CDK2, resulting in cell cycle dysregulation and tumor proliferation. Aberrant CCNE1 has been observed as a primary driver of disease, as well as a mechanism of resistance to CDK4/6 inhibitors and other therapies.

At the AACR Annual Meeting in April 2022, we presented preclinical data showing BLU-222 demonstrated significant antitumor activity in a CCNE1-amplified ovarian cancer model. BLU-222 in combination with standard of care agents, including chemotherapy and the PARP inhibitor olaparib, led to sustained tumor regression even after treatment cessation. In the first quarter of 2022, we initiated the Phase 1/2 trial of BLU-222 in CDK2-vulnerable cancers, which we refer to as our VELA trial. BLU-222 is being developed as monotherapy and in combination with other agents, including CDK4/6 inhibitors and ER antagonists, in hormone-receptor-positive, HER2-negative breast cancer (HR+/HER- BC), and as a single agent and in combination in CCNE1-amplified tumor types. We plan to present initial clinical data for BLU-222 in the first half of 2023.

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

Development and Commercialization Rights

We currently have worldwide development and commercialization rights to avapritinib, other than the rights licensed to CStone for these drug candidates in Mainland China, Hong Kong, Macau and Taiwan (the CStone territory). We have entered into distribution agreements for certain European countries in which we do not have our own infrastructure, and we plan to pursue additional regulatory approvals and commercialization of avapritinib in additional countries, including through additional distribution agreements.

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

Other than the discovery-stage cancer immunotherapy programs (including BLU-852) under our collaboration with Roche, we have worldwide development and commercialization rights to all of our development and discovery programs, including BLU-451, BLU-222 and BLU-263.

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

Financing Arrangement Summary

Royalty Purchase. In June 2022, we entered into a royalty purchase agreement with Royalty Pharma. Pursuant to the royalty purchase agreement, we received an upfront cash payment of $175.0 million and the right to receive up to $165.0 million in certain milestone payments, subject to the achievement of specified net sales milestones by Roche, in exchange for all of our existing rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement.

Synthetic Royalty Facility. In June 2022, we entered a purchase and sale agreement with Sixth Street Partners. In July 2022, upon the closing of the transaction pursuant to the purchase and sale agreement, we received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/ AYVAKYT (avapritinib) and, if it is approved, BLU-263, excluding in Greater China, and (ii) aggregate worldwide annual net product sales of BLU-263, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively.

Debt Facility. In June 2022, we entered into a financing agreement for up to $660.0 million with Sixth Street Partners. The Financing Agreement provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at the Company’s choice. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the SOFR plus six and one half percent (6.50%) or the base rate plus five and one half percent (5.50%), subject to a floor of one percent (1%) and two percent (2%) with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan.

Note on the Ongoing COVID-19 Pandemic

Due to the continued evolution and global impact of the ongoing COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business, operations and financial performance. For our ongoing and planned clinical trials, while we anticipate and have experienced some delays or disruptions due to the COVID-19 pandemic, we have successfully worked with impacted clinical trial sites to ensure study continuity. We actively monitor for COVID-19-related impacts to our supply chain, and we currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for our approved drugs and clinical-stage drug candidates. COVID-19 may also impact and has impacted our commercial activities for AYVAKIT/AYVAKYT and GAVRETO, including patient access to testing and identification, but we have observed an increase in in-person engagements and will continue to conduct commercial and medical affairs field activities across our portfolio in virtual formats where in-person interactions are not feasible. We will continue to assess the duration, scope and severity of the COVID-19 pandemic as it evolves and the existing and potential impacts on our business, operations and financial performance, and we will continue to work closely with our third-party vendors, collaborators and other parties in order to seek to advance our pipeline of targeted therapies as quickly as possible, while keeping the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part II, Item IA of this Quarterly Report on Form 10-Q for further discussion of risks related to the COVID-19 pandemic.

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

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations, a license agreement and a royalty monetization. Through June 30, 2022, we have received an aggregate of $3.2 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering (IPO), follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our royalty purchase agreement with Royalty Pharma, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding (Alexion). In addition, in July 2022, we received a total of $400.0 million in gross proceeds related to our purchase and sale agreement and financing agreement with Sixth Street Partners. Since January 2020, we have also generated revenue through the sales of our approved drug products.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net loss was $265.7 million for the six months ended June 30, 2022. For the year ended December 31, 2021, our net loss was $644.1 million, which included $260.0 million of expenses related to the acquisition of Lengo, and our net income was $313.9 million for the year ended December 31, 2020, primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib. Our net loss was $347.7 million for the year ended December 31, 2019. As of June 30, 2022, we had an accumulated deficit of $1,541.1 million. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses will continue to increase in connection with our ongoing activities, particularly as we:

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

For the three and six months ended June 30, 2022, our revenue primarily consisted of product sales of AYVAKIT/ AYVAKYT as well as collaboration revenue under our collaborations with CStone and Roche and license agreement with Clementia. We transferred certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to Roche on July 1, 2021, and have not recorded any net product revenue from product sales of GAVRETO after this date. For additional information, see Note 10, Collaboration and License Agreements, to our unaudited condensed consolidated financial statements. Collaboration revenue for the three and six months ended June 30, 2022 primarily includes amounts that were recognized related to milestone payments, amounts due to us for supply of inventory (under our collaboration agreements) and research and development services, and royalties on drug sales.

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

Prior to receiving the initial FDA approval for AYVAKIT and GAVRETO in January 2020 and September 2020, respectively, and subsequent approval for AYVAKIT in June 2021, we manufactured inventory to be sold upon commercialization and recorded approximately $37.7 million related to this inventory as research and development expense. As a result, certain manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in prior periods and are therefore excluded from the cost of goods sold for the three and six months ended June 30, 2022. We estimate our cost of goods sold related to product revenue as a percentage of net product revenue will continue to be positively impacted as we sell through certain inventory that was previously expensed prior to FDA approval. We expect to utilize low-cost inventory for an extended period of time. Once the low-cost inventory balances are sold through, we estimate our costs of goods sold related to product sales to remain in the mid-single digit percentage range. Cost of goods sold related to sales of drug products to our collaboration partners are at lower margins and will partially offset the positive impact of the previously expensed inventory.

Expenses

Collaboration Loss Sharing

On July 1, 2021, Roche took over certain responsibilities associated with product sales to customers, pricing and distribution matters related to GAVRETO in the U.S. and became the principal for recording product sales to customers in the U.S. Collaboration loss sharing consists of our share of the losses incurred from sales of GAVRETO to customers in the U.S. under our collaboration for pralsetinib with Roche. For additional information, see Note 10, Collaboration and License Agreements, to our unaudited condensed consolidated financial statements. We expect collaboration loss sharing will fluctuate from quarter to quarter as a result of the timing and amount of GAVRETO sales.

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

The successful development of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our current or future drug candidates for which we received marketing approval. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	establishing an appropriate safety profile with IND-enabling toxicology studies;
●	successful initiation, enrollment in, and completion of clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishing manufacturing capabilities or making arrangements with third-party manufacturers to ensure adequate clinical and commercial supply;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for AYVAKIT/AYVAKYT, GAVRETO and our drug candidates;
●	commercializing AYVAKIT/AYVAKYT, GAVRETO and our drug candidates, if and when approved, whether alone or in collaboration with others;
●	market acceptance of AYVAKIT/AYVAKYT, GAVRETO and any future drug we may commercialize; and
●	continued acceptable safety profile of the drugs following approval.

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

The following table summarizes our external research and development expenses by program for the three and six months ended June 30, 2022 and 2021. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Avapritinib external expenses	$13,961	$16,640	$23,933	$32,504
Pralsetinib external expenses	8,674	1,868	19,631	10,785
BLU-263 external expenses	8,925	5,934	18,021	9,150
BLU-701/945 external expenses	22,459	12,098	36,936	22,299
BLU-222 external expenses	14,640	2,706	20,719	5,248
BLU-451 external expenses	4,368	—	6,503	—
Other development and pre-development candidate expenses and unallocated expenses	22,073	16,898	40,411	32,197
Internal research and development expenses	33,366	23,883	65,445	47,555
Total research and development expenses	$128,466	$80,027	$231,599	$159,738

*

Pralsetinib external expenses includes reduction for reimbursable expenses from Roche or increases in reimbursements to Roche under our collaboration for pralsetinib with Roche, and other development and pre-development candidate expenses includes reduction for reimbursable expenses under our other collaboration agreement.

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials and preparing regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for active pharmaceutical ingredient (API), drug product and drug substance for current and future clinical trials and commercial inventory. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our immunotherapy collaboration with Roche, development activities under our collaboration for pralsetinib with Roche, research and development activities under our collaboration with Proteovant and development activities for companion diagnostic tests for any current and future drug candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and benefits, including stock-based compensation expense, for commercial operations and for personnel in executive, finance, accounting, commercial, business development, information technology, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, commercial development activities, legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.

We expect that our selling, general and administrative expenses will continue to increase in the future to support additional research and development activities and commercialization activities, including expanding our sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval for additional indications or in additional geographies and expanding our operations globally. These increases will likely include increased costs related to the hiring of additional personnel, legal, auditing and filing fees and general compliance and consulting expenses, among other expenses. We have incurred and will continue to incur additional expenses associated with operating as a public company and expanding the scope of our operations.

Interest Income (Expense), Net

Interest income (expense), net consists primarily of income earned on cash equivalents and marketable securities.

As a result of the royalty purchase agreement with Royalty Pharma, we expect our interest expense to increase in the future. Interest expense on liability related to the sale of future royalties consists of the periodic interest calculated using the effective interest rate method over the future estimated royalty payments due to Royalty Pharma over the life of the purchase and sale agreement. For additional information, see Note 3, Liability Related to the Sale of Future Royalties, to our unaudited condensed consolidated financial statements.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains or losses.

Income Tax Expense

Income tax expense consists of federal, state and foreign income taxes incurred.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Operations Overview—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to our critical accounting policies and estimates since December 31, 2021 with the exception of the below new policy.

Liability related to the sale of future royalties

We account for net proceeds from sales of our rights to receive future royalty payments as a liability related to the sale of future royalties if we have significant continuing involvement in the generation of the related future cash flows. Interest on the liability related to the sale of future royalties will be recognized using the effective interest rate method over the life of the related royalty stream. The liability related to the sale of future royalties and the expected interest expenses are based on our current estimates of future royalties and commercial milestones expected to be achieved and received over the life of the arrangement, which we determine by using forecasts of the underlying drug products of the underlying regions. We will periodically assess the expected payments and to the extent the amount or timing of the future estimated payments is materially different than our previous estimates, we will account for any such change by adjusting the liability related to the sale of future royalties and prospectively recognizing the related interest expense.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,
	2022	2021	Dollar Change	% Change

	(in thousands)
Revenues:
Product revenue, net	$28,454	$11,433	$17,021	149%
Collaboration revenue	8,093	15,862	(7,769)	(49)
Total revenues	36,547	27,295	9,252	34
Cost and operating expenses:
Cost of sales	4,886	6,493	(1,607)	(25)
Collaboration loss sharing	2,145	—	2,145	100
Research and development	128,466	80,027	48,439	61
Selling, general and administrative	58,688	49,286	9,402	19
Total cost and operating expenses	194,185	135,806	58,379	43
Other income (expense):
Interest income, net	427	633	(206)	(33)
Other income (expense), net	632	(373)	1,005	269
Total other income, net	1,059	260	799	307
Loss before income taxes	(156,579)	(108,251)	(48,328)	(45)
Income tax expense	(3,130)	(193)	(2,937)	(1,522)
Net loss	$(159,709)	$(108,444)	$(51,265)	(47)%

Product Revenue, Net

Net product revenue increased by $17.0 million from $11.4 million for three months ended June 30, 2021 to $28.5 million for three months ended June 30, 2022.

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

We started generating revenue from sales of GAVRETO in the third quarter of 2020 following the initial FDA approval of GAVRETO. GAVRETO was originally approved for the treatment of adult patients with metastatic RET fusion-positive NSCLC and subsequently approved for adult and pediatric patients 12 years of age and older with advanced or metastatic thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We transferred certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to our collaboration partner on July 1, 2021, and have not recorded any net product revenue from product sales of GAVRETO after this date. For additional information, see Note 10, Collaboration and License Agreements, to our unaudited condensed consolidated financial statements.

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT and GAVRETO during the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022			2021
	United States	Rest of World	Total	United States	Rest of World	Total
AYVAKIT/AYVAKYT	$24,682	$3,772	$28,454	$6,718	$1,837	$8,555
GAVRETO	—	—	—	2,878	—	2,878
Total product revenue, net	$24,682	$3,772	$28,454	$9,596	$1,837	$11,433

Collaboration Revenue

Collaboration revenue decreased by $7.8 million from $15.9 million for the three months ended June 30, 2021 to $8.1 million for the three months ended June 30, 2022. The following table summarizes the revenue recognized from our collaboration and license agreements during the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended
	June 30,
	2022	2021
CStone collaboration	$6,082	$12,302
Cancer immunotherapy with Roche	1,183	1,349
Other	828	2,211
Total collaboration and license revenue	$8,093	$15,862

Revenue recognized under our CStone collaboration for the three months ended June 30, 2022 consisted of manufacturing services related to CStone territory-specific activities and royalties on drug sales. Revenue recognized under our cancer immunotherapy collaboration with Roche for the three months ended June 30, 2022 consisted of amortization of the total $53.5 million of upfront and milestone payments achieved as of such period. Other revenue for the three months ended June 30, 2022 was associated with Roche territory-specific activities under our collaboration with Roche for pralsetinib and Zai Lab territory-specific activities under our collaboration with Zai Lab.

Revenue recognized under our CStone collaboration for the three months ended June 30, 2021 was primarily generated by the manufacturing services associated with CStone territory-specific activities during the quarter, including supply of drug substance and drug product to CStone for sale in their territory. Revenue recognized under our cancer immunotherapy collaboration with Roche for three months ended June 30, 2021 consisted of amortization of the total $64.5 million of upfront and milestone payments achieved as of such period. Other revenue for the three months ended June 30, 2021 was primarily associated with services related to Roche territory-specific activities under our collaboration with Roche for pralsetinib.

Cost of Product Sales

Cost of product sales decreased by $1.6 million from $6.5 million during the three months ended June 30, 2021 to $4.9 million for the three months ended June 30, 2022 and was related to manufacturing costs associated with our products sales as well as costs associated with the sale of drug products to our collaboration partners. The following table summarizes the cost of sales by type during the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended
	June 30,
	2022	2021
Cost of product sales	$795	$1,362
Cost of collaboration sales	4,091	5,131
Total cost of sales	$4,886	$6,493

The decrease in costs of product sales was primarily driven by the decrease in sale of drug products to our collaboration partners. In addition, costs associated with our net product revenue remain at higher margins as certain costs associated with the manufacture of our drugs prior to FDA approval were recorded as research and development expenses and, therefore, were not included in cost of sales during such period.

Collaboration Loss Sharing

Our loss sharing under the collaboration with Roche for pralsetinib was $2.1 million for the three months ended June 30, 2022.

Research and Development Expense

Research and development expense increased by $48.4 million from $80.0 million for the three months ended June 30, 2021 to $128.5 million for the three months ended June 30, 2022. The increase in research and development expense was primarily due to an increase of $30.5 million in increased clinical supply manufacturing and clinical development activities due to the progression and expansion of our clinical trials, an increase of $9.8 million in costs related to early discovery and expanding the platform, and an increase of $8.1 million in personnel expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $9.4 million from $49.3 million for the three months ended June 30, 2021 to $58.7 million for the three months ended June 30, 2022. The increase in selling, general and administrative expense was primarily related to an increase of $6.7 million in personnel expenses associated with the expansion of our commercial infrastructure for commercialization of AYVAKIT/AYVAKIT, including a $1.0 million increase in stock-based compensation expense.

Interest Income, Net

Interest income, net, decreased by $0.2 million from $0.6 million for the three months ended June 30, 2021 to $0.4 million for the three months ended June 30, 2022.

Other Income (Expense), Net

Other income, net, increased by $1.0 million from $0.4 million expense for the three months ended June 30, 2021 to $0.6 million income for the three months ended June 30, 2022.

Income Tax Expense

Income tax expense increased by $2.9 million from $0.2 million for the three months ended June 30, 2021 to $3.1 million for three months ended June 30, 2022. On June 30, 2022, we entered into a royalty purchase agreement with Royalty Pharma and a purchase and sale agreement with Sixth Street Partners. Pursuant to the agreements, we received gross proceeds of $175.0 million from Royalty Pharma in June 2022 and $250.0 million from Sixth Street Partners in July 2022 upon the transactions closing. Both cash considerations in their entirety are considered as taxable income for the calendar year ending December 31, 2022 which resulted in the Company being in an estimated taxable income position for the calendar year ending December 31, 2022 and the increase in income tax expense for three months ended June 30, 2022. For additional information, see Note 13, Income Taxes, to our unaudited condensed consolidated financial statements.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,
	2022	2021	Dollar Change	% Change

	(in thousands)
Revenues:
Product revenue, net	$52,295	$20,388	$31,907	156%
Collaboration revenue	46,983	28,483	18,500	65
Total revenues	99,278	48,871	50,407	103
Cost and operating expenses:
Cost of sales	9,964	6,595	3,369	51
Collaboration loss sharing	5,410	—	5,410	100
Research and development	231,599	159,738	71,861	45
Selling, general and administrative	115,747	91,288	24,459	27
Total cost and operating expenses	362,720	257,621	105,099	41
Other income (expense):
Interest income, net	869	1,371	(502)	(37)
Other income (expense), net	177	(587)	764	130
Total other income, net	1,046	784	262	33
Loss before income taxes	(262,396)	(207,966)	(54,430)	(26)
Income tax expense	(3,313)	(193)	(3,120)	(1,617)
Net loss	$(265,709)	$(208,159)	$(57,550)	(28)%

Product Revenue, Net

Net product revenue increased by $31.9 million from $20.4 million for the six months ended June 30, 2021 to $52.3 million for the six months ended June 30, 2022.

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

We started generating revenue from sales of GAVRETO in the third quarter of 2020 following the initial FDA approval of GAVRETO. GAVRETO was originally approved for the treatment of adult patients with metastatic RET fusion-positive NSCLC and subsequently approved for adult and pediatric patients 12 years of age and older with advanced or metastatic thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We transferred certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to our collaboration partner on July 1, 2021, and have not recorded any net product revenue from product sales of GAVRETO after this date. For additional information, see Note 10, Collaboration and License Agreements, to our unaudited condensed consolidated financial statements.

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT and GAVRETO during the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022			2021
	United States	Rest of World	Total	United States	Rest of World	Total
AYVAKIT/AYVAKYT	$45,834	$6,461	$52,295	$12,293	$3,389	$15,682
GAVRETO	—	—	—	4,706	—	4,706
Total product revenue, net	$45,834	$6,461	$52,295	$16,999	$3,389	$20,388

Collaboration Revenue

Collaboration revenue increased by $18.5 million from $28.5 million for the six months ended June 30, 2021 to $47.0 million for the six months ended June 30, 2022. The following table summarizes the revenue recognized from our collaboration and license agreements during the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Clementia license agreement	$30,000	$40
CStone collaboration	15,294	21,574
Collaboration with Roche for pralsetinib	1,291	3,684
Other	398	3,185
Total collaboration and license revenue	$46,983	$28,483

Revenue recognized under our license agreement with Clementia for the six months ended June 30, 2022 consisted of a specified development milestone payment. Revenue recognized under our CStone collaboration for the six months ended June 30, 2022 consisted of $4.0 million in a specified regulatory milestone payment and $11.3 million associated with the manufacturing services related to CStone territory-specific activities and royalties on drug sales. Revenue recognized under our collaboration with Roche for pralsetinib for the six months ended June 30, 2022 was associated with services related to Roche territory-specific activities and royalties on drug sales.

Revenue recognized under our CStone collaboration for the six months ended June 30, 2021 primarily consisted of $9.0 million in milestone revenue related to regulatory and development milestones that were achieved during the period and $10.5 million related to manufacturing services associated with CStone territory-specific activities during the period, including supply of drug substance and drug product to CStone for sale in their territory. Revenue recognized under our collaboration with Roche for pralsetinib for the six months ended June 30, 2021 was associated with services related to Roche territory-specific activities. Other revenue for the six months ended June 30, 2021 was primarily related to amortization of the total $64.5 million of upfront and milestone payments achieved as of such period under our cancer immunotherapy collaboration with Roche.

Cost of Product Sales

Cost of product sales increased by $3.4 million from $6.6 million during the six months ended June 30, 2021 to $10.0 million for the six months ended June 30, 2022 and was related to manufacturing costs associated with our products sales as well as costs associated with the sale of drug product to our collaboration partners. The following table summarizes the cost of sales by type during the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cost of product sales	$1,428	$1,464
Cost of collaboration sales	8,536	5,131
Total cost of sales	$9,964	$6,595

The increase in costs of product sales was primarily driven by the increase in sales to our collaboration partners. Costs associated with our net product revenue remain at higher margins as certain costs associated with the manufacture of our drugs prior to FDA approval were recorded as research and development expenses and, therefore, were not included in cost of sales during such period.

Collaboration Loss Sharing

Our loss sharing under the collaboration with Roche for pralsetinib was $5.4 million for the six months ended June 30, 2022.

Research and Development Expense

Research and development expense increased by $71.9 million from $159.7 million for the six months ended June 30, 2021 to $231.6 million for the six months ended June 30, 2022. The increase in research and development expense was primarily due to an increase of $41.6 million in increased clinical supply manufacturing and clinical development activities due to the progression and expansion of our clinical trials, an increase of $13.7 million in costs related to early discovery and expanding the platform, and an increase of $16.6 million in personnel expenses, including an increase of $1.1 million in stock-based compensation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $24.5 million from $91.3 million for the six months ended June 30, 2021 to $115.7 million for the six months ended June 30, 2022. The increase in selling, general and administrative expense was primarily related to an increase of $15.9 million in personnel expenses, including a $2.6 million increase in stock-based compensation expense, an increase of $6.6 million in other general expenses to operate the business, and an increase of $1.9 million in commercial expenses primarily related to the expansion of our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT.

Interest Income, Net

Interest income, net, decreased by $0.5 million from $1.4 million for the six months ended June 30, 2021 to $0.9 million for the six months ended June 30, 2022.

Other Income (Expense), Net

Other income, net, increased by $0.8 million from $0.6 million expense for the six months ended June 30, 2021 to $0.2 million income for the six months ended June 30, 2022.

Income Tax Expense

Income tax expense increased by $3.1 million from $0.2 million for the six months ended June 30, 2021 to $3.3 million for the six months ended June 30, 2022. On June 30, 2022, we entered into a royalty purchase agreement with Royalty Pharma and a purchase and sale agreement with Sixth Street Partners. Pursuant to the agreements, we received gross proceeds of $ 175.0 million from Royalty Pharma in June 2022 and $250.0 million from Sixth Street Partners in July 2022 upon the transactions closing. Both cash considerations in their entirety are considered as taxable income for the calendar year ending December 31, 2022 which resulted in the Company being in a taxable income position for the calendar year ending December 31, 2022 and the increase in income tax expense for the six months ended June 30, 2022. For additional information, see Note 13, Income Taxes, to our unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations, a license agreement and a royalty monetization. Through June 30, 2022, we have received an aggregate of $3.2 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our royalty purchase agreement with Royalty Pharma, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab our license agreement with Clementia and our former collaboration with Alexion. In addition, in July 2022, we received a total of $400.0 million in gross proceeds related to our purchase and sale agreement and financing agreement with Sixth Street Partners. Since January 2020, we have also generated revenue through the sales of our approved drug products.

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $947.2 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(250,982)	$(188,943)
Net cash provided by investing activities	35,977	17,021
Net cash provided by financing activities	178,762	21,865
Net decrease in cash, cash equivalents, and restricted cash	$(36,243)	$(150,057)

Net Cash Used in Operating Activities. For the six months ended June 30, 2022, compared to the same period in 2021, the $62.0 million increase in net cash used in operating activities was primarily due to an increase of $57.6 million in the net loss.

Net Cash Provided by Investing Activities. For the six months ended June 30, 2022, compared to the same period in 2021, the $19.0 million increase in net cash provided by investing activities was primarily due to an increase of $21.8 million in net proceeds from maturities of available-for-sale marketable securities.

Net Cash Provided by Financing Activities. For the six months ended June 30, 2022, compared to the same period in 2021, the $156.9 million increase in net cash provided by financing activities was primarily due to an increase of $175.0 million in gross proceeds received from the sale of future royalties transaction with Royalty Pharma.

Debt Financing

In June 2022, we entered into a royalty purchase agreement with Royalty Pharma. Pursuant to the royalty purchase agreement, we received an upfront payment of $175.0 million in consideration for our rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. Net proceeds from the transaction were recorded as a liability related to sale of future royalties on the consolidated balance sheet. As of June 30, 2022, the carrying value of the liability related to the sale of future royalties was $171.3 million, net of closing costs of $3.7 million.

Pursuant to the royalty purchase agreement, we are eligible to receive certain milestone payments totaling up to $165.0 million, subject to the achievement of specified net sales milestones by Roche. The potential milestone payments will be added to the carrying value of the liability related to sale of future royalties when the milestones are achieved and received. For additional information, see Note 3, Liability Related to the Sale of Future Royalties, to our unaudited condensed consolidated financial statements.

In July 2022, we closed a purchase and sale agreement with Sixth Street Partners and received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/AYVAKYT (avapritinib) and, if it is approved, BLU-263, excluding in Greater China, and (ii) aggregate worldwide annual net product sales of BLU-263, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively. Net proceeds from the transaction will be recorded as a liability on the consolidated balance sheet.

In July 2022, we closed a financing agreement for up to $660.0 million with Sixth Street Partners. The financing agreement entered into by the parties in connection with the transaction provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus six and one half percent (6.50%) or the base rate plus five and one half percent (5.50%), subject to a floor of one percent (1%) and two percent (2%) with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan.

Our obligations under the financing agreement will be secured, subject to certain exceptions, by security interests in the substantially all of our assets and our certain subsidiaries. The financing agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict the our ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The financing agreement also requires us to have consolidated liquidity of at least (i) $50.0 million during the period commencing from the date on which the term loans are funded to the date which is the day before the next term loans are funded and (ii) $80.0 million for each day thereafter.

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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $947.2 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

Our future capital requirements will depend on many factors, including:

●	the success of our commercialization efforts and market acceptance for AYVAKIT/AYVAKYT, GAVRETO or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT/AYVAKYT and any of our current or future drug candidates for which we receive marketing approval;
●	the costs of securing manufacturing, packaging and labeling arrangements to ensure adequate supply for development activities and commercial production, including API, drug substance and drug product material for use in preclinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the cost of purchasing quantities of agents for use in our clinical trials in connection with our efforts to develop our drugs and drug candidates, including for development as combination therapies;
●	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including seeking marketing approval for avapritinib and pralsetinib for additional indications or avapritinib in additional geographies;
●	the success of our collaborations with Roche, CStone, Zai Lab and Proteovant and our license agreement with Clementia, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration or license agreements, or any collaboration, partnership or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the success of our current or future collaborations for the development and commercialization of companion diagnostic tests;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Roche, CStone and Zai Lab, the license agreement with Clementia, the royalty purchase agreement with Royalty Pharma, and the financing agreement with Sixth Street Partners, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

During the six months ended June 30, 2022, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities of $947.2 million and $1,034.6 million, respectively, consisting primarily of money market funds and investments in U.S. government agency and treasury obligations.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates resulting from the Federal Reserve’s raising of interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from the Russian invasion of Ukraine. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2022 and December 31, 2021, we held limited funds and future obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2022 and 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

AYVAKIT/AYVAKYT may face competition from drug candidates in development for PDGFRA-driven GIST, including those being developed by AB Science S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., AstraZeneca plc, Celldex Therapeutics, Inc.,

Cogent Biosciences, Inc., Deciphera Pharmaceuticals, LLC, Exelixis, Inc., Ningbo Tai Kang Medical Technology Co. Ltd., Theseus Pharmaceuticals and Xencor, Inc.

We are developing BLU-701 and BLU-945 for treatment-resistant EGFR-mutated NSCLC, which, if approved, will face competition from AstraZeneca plc’s osimertinib and aumolertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRX, Inc. and approved in China. In addition, BLU-701 and BLU-945 may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Allist Pharmaceuticals, Arrivent Biopharma, Inc., Betta Pharmaceuticals, Black Diamond Therapeutics, Inc., Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., Daiichi Sankyo Company, Limited, EpimAb Biotherapeutics, Inc., Janssen Pharmaceuticals, Inc., Kanaph Therapeutics, Merus N.V., SystImmune, Inc., Theseus Pharmaceuticals, Inc., RedCloud Bio, and Erasca, Inc.. BLU-701 and BLU-945 may also face indirect competition from chemotherapeutic agents and immuno-oncology products, including those developed by AstraZeneca PLC, Bristol-Myers Squibb Company, EMD Serono & Pfizer Inc., Merck & Co., and Regeneron Pharmaceuticals, Inc.

We are developing BLU-451 for EGFR exon 20 insertion-positive NSCLC, which, if approved, will face competition from Janssen Pharmaceuticals, Inc. and Takeda Pharmaceuticals. In addition, BLU-451 may face competition from drug candidates in development for EGFR exon 20 insertion-positive NSCLC, including those being developed by Abbisko Therapeutics Co., Ltd., Bayer AG, Cullinan Oncology, Inc., Dizal Pharmaceutical Co. Ltd., Shenzhen Forward Pharmaceutical Co., Ltd., Shanghai Junshi Biosciences Co., Ltd., Oric Pharmaceuticals, Inc., and Scorpion Therapeutics, Inc. BLU-451 may also face indirect competition from chemotherapeutic agents and immuno-oncology products, including those developed by AstraZeneca PLC, Bristol-Myers Squibb Company, EMD Serono & Pfizer Inc., Merck & Co., and Regeneron Pharmaceuticals, Inc.

We are developing BLU-222 for cancers vulnerable to CDK2 inhibition, including cyclin E aberrant cancers, which, if approved, will face competition from indication-specific therapies such as Genentech’s bevacizumab, AstraZeneca and Merck’s olaparib, AstraZeneca and Daiichi Sankyo’s trastuzumab deruxtecan, Clovis Oncology’s rucaparib, GSK’s niraparib, Merck’s pembrolizumab, and Eisai’s lenvatinib. In addition, BLU-222 may face competition from drug candidates in development, including those being developed by Allorian Therapeutics, Inc., ARC Therapeutics, Inc., Cedilla Therapeutics, Inc., Cyclacel Pharmaceuticals Inc., Debiopharm Group, Incyte Corporation, Monte Rosa Therapeutics, Inc., Nuvation Bio, Inc., Regor Therapeutics Inc., Schrodinger, Inc., Simcere Pharmaceutical, Pfizer Inc., AstraZeneca plc, Zentalis Pharmaceuticals, Inc., Relay Therapeutics, and Repare Therapeutics, Inc.

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

As of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 16, 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In addition, even if we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our drugs and related companion diagnostic tests, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-marketing requirements, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our drug candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates and companion diagnostic tests related to our approved drugs and drug candidates, the commercial prospects for our approved drugs or drug candidates may be harmed and our ability to generate revenues will be materially impaired.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drug candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

A fast track or breakthrough therapy designation by the FDA for our drug candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will receive marketing approval.

We may seek fast track or breakthrough therapy designation for some of our current or future drug candidates. Fast track designation is designed for drug candidates intended for the treatment of a serious or life-threatening disease or condition, where nonclinical or clinical data demonstrate the potential to address an unmet medical need for this disease or condition. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as fast track or breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The FDA has granted fast track designation to BLU-782 for the treatment of FOP. The FDA has granted breakthrough therapy designation to avapritinib for the treatment of moderate to severe indolent SM. In addition, the FDA previously granted breakthrough designation to our drugs, AYVAKIT and GAVRETO, for the treatment of certain patients with GIST, advanced SM and RET-altered cancers, respectively.

Designation as a fast track or breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a fast track or breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a fast track or breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to other drugs and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as fast track or breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification.

We have in the past and may in the future seek approval of our drug candidates, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development, regulatory review or approval process and does not increase the likelihood that our drug candidates will receive marketing approval.

We may seek approval of our drug candidates, where applicable, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

We may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

The FDA has granted orphan drug designation to avapritinib for the treatment of GIST and the treatment of mastocytosis, to pralsetinib for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC for the treatment of HCC. In addition, the European Commission has granted medicinal product designation to avapritinib for the treatment of GIST and the treatment of mastocytosis. As part of our business strategy, we may seek orphan drug designation for some of our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the U.S. and the European Union (EU), may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user fee waivers.

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

We intend to develop, launch and commercialize BLU-945, BLU-701, BLU-222 and potentially other drug candidates in combination with one or more approved or unapproved therapies. Even if any drug candidate we develop were to receive marketing approval for use in combination with other approved therapies, the FDA, the EMA or other regulatory authorities could still revoke approval of the therapy used in combination with our drug candidate. If the therapies used in combination with our drug candidates are replaced as the standard of care for the indications we choose for any of our drug candidates, the FDA, EMA or regulatory authorities may require us to conduct additional clinical trials which may experience complications surrounding trial execution, such as complexities surrounding trial design, establishing trial protocols and interpretability of results, clinical site access and initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues or a lack of clinically relevant activity. The uncertainty resulting for the use of our drug candidates in combination with other approved or unapproved therapies may make it difficult to accurately predict side effects in the future clinical trials. The occurrence of any of these risks could result in our own drug candidates, if approved, being removed from the market if they are not also approved as monotherapies or being less successful commercially.

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

We have in the past and may in the future seek approval of current or future drug candidates, where applicable, under the FDA’s accelerated approval pathway. Any current or future drug candidate for which we receive accelerated approval from the FDA, including GAVRETO, or similar conditional approval from the EMA, including AYVAKYT, or comparable regulatory authorities in other jurisdictions may be required to undergo one or more confirmatory clinical trials, as a condition of accelerated approval, be required to perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These post-market confirmatory trials must be completed according to timelines agreed upon with the FDA. If such drug candidate fails to meet its safety and efficacy endpoints in such confirmatory clinical trials, the regulatory authority may withdraw its approval. There is no assurance that any such drug candidate will successfully advance through its confirmatory clinical trial(s). Therefore, even if a drug candidate receives accelerated approval from the FDA or similar conditional approval from the EMA or comparable regulatory authorities, such approval may be withdrawn at a later date.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations, a license agreement and a royalty monetization. Through June 30, 2022, we have received an aggregate of $3.2 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our royalty purchase agreement with Royalty Pharma, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab our license agreement with Clementia and our former collaboration with Alexion. In addition, in July 2022, we received a total of $400.0 million in gross proceeds related to our purchase and sale agreement and financing agreement with Sixth Street Partners. Since January 2020, we also have generated revenue through sales of our drug products.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net loss was $265.7 million for the six months ended June 30, 2022. For the year ended December 31, 2021, our net loss was $644.1 million, which included $260.0 million of expenses related to the acquisition of Lengo, and our net income was $313.9 million for the year ended December 31, 2020 primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib. Our net loss was $347.7 million for the year ended December 31, 2019. As of June 30, 2022, we had an accumulated deficit of $1,541.1 million.

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
●continue to maintain and expand commercial manufacturing capabilities or make arrangements with third-party manufacturers to ensure clinical supply and commercial manufacturing;
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

In June 2022, we entered into a royalty purchase agreement with Royalty Pharma, pursuant to which, we sold our right to receive all of the royalties payable to the Company with respect to net sales by Roche, in all countries besides China, Hong Kong, Macau, Taiwan (collectively, “Greater China”) and the U.S., of GAVRETO under the Collaboration Agreement, dated July 13, 2020, by and between the Company and Roche, as amended. As consideration for the arrangement, we received $175.0 million upfront in cash and may receive up to $165.0 million in milestone payments. As a result, we will no longer derive cash from royalty payments from sales of GAVRETO in all countries besides Greater China and the U.S., other than in the form of contingent milestone payments under the royalty purchase agreement with Royalty Pharma.

In June 2022, we entered into a purchase and sale agreement with Sixth Street Partners, the other purchasers from time to time party thereto, and Sixth Street Partners as representative for the purchasers, pursuant to which, we sold our right to receive future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/ AYVAKYT, excluding in Greater China, and (ii) aggregate worldwide annual net product sales of BLU-263, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively. As consideration for the arrangement, we received $250.0 million in cash.

Our level of indebtedness and the terms of the Sixth Street financing agreement could adversely affect our operations and limit our ability to plan for or respond to changes in our business. If we are unable to comply with restrictions in the financing agreement, the repayment of our existing indebtedness could be accelerated.

Under the financing agreement by and among the Company, the other lenders from time to time party thereto and Tao Talents, LLC, as the administrative agent for the lenders, we have incurred a substantial amount of debt, which could adversely affect our business. In July 2022, we drew down the senior secured term loan of $150.0 million. The facility also includes a senior secured delayed draw term loan of up to $250.0 million to be funded in two tranches: (i) a tranche A delayed draw loan in an aggregate principal amount of $100.0 million and (ii) a tranche B delayed draw term loan in an aggregate principal amount of up to $150.0 million. We may also at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan.

Our level of indebtedness could affect our business in the following ways, among other things: make it more difficult for us to satisfy our contractual and commercial commitments; require us to use a substantial portion of our cash flow from operations to pay interest and principal, which would reduce funds available for working capital, capital expenditures and other general corporate purposes; limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments or general corporate purposes; heighten our vulnerability to downturns in our business, our industry or in the general economy; place us at a disadvantage compared to those of our competitors that may have proportionately less debt; limit management’s discretion in operating our business; and limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

The financing agreement requires us to make certain payments of principal and interest over time and contains several other restrictive covenants. Among other requirements of the financing agreement, we and our subsidiaries party to the financing agreement must maintain a minimum consolidated liquidity of $ $80.0 million. These and other terms in the Sixth Street Financing Agreement could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business.

Our business may not generate cash flows from operations in the future that are sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as obtaining additional equity capital on terms that may be onerous or highly dilutive, selling assets, or restructuring debt. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

The facilities used by our contract manufacturing organizations (CMOs) to manufacture our drugs and drug candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our CMOs for compliance with cGMPs in connection with the manufacture of our drugs and drug candidates. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drugs and drug candidates or is unable to conduct inspections necessary to approve these facilities due to delays or disruptions caused by the ongoing COVID-19 pandemic, or if the FDA or a comparable regulatory authority withdraws any such approval in the future, we may be delayed in obtaining approval of these facilities for the manufacture of our drugs and drug candidates or need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved, and could require comparability studies for the setup of manufacturing operations at alternative facilities. If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or drug candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our drug candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop drug candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our drug candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our drug candidates. In addition, in the case of the CMOs that supply our drug candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our drugs and drug candidates.

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

We own or license patents and patent applications that relate to our approved drugs AYVAKIT® (avapritinib) and GAVRETO® (pralsetinib) and our drug candidates BLU-263, BLU-945, BLU-701, BLU-451, BLU-222, and BLU-852. We also own or license patents and patent applications relating to other compounds that are inhibitors of KIT and PDGFRA, RET, EGFR, CDK2, and MAP4K1 as well as methods of use, formulations, solid state forms, and manufacturing processes. The issued U.S. patent directed to AYVAKIT® composition of matter has a statutory expiration date in 2034, the issued U.S. patent directed to GAVRETO® composition of matter has a statutory expiration date in 2036.

As of July 12, 2022, the patent portfolio for our KIT and PDGFRA program, including AYVAKIT® and BLU-263 contains 12 issued U.S. patents, 20 issued foreign patents, including two European patents validated in 38 and 12 countries, six pending U.S. non-provisional patent applications, one pending U.S. provisional application, four pending PCT international patent applications and 54 pending foreign patent applications. The patents that have issued or will issue covering our KIT and PDGFRA program will have a statutory expiration date between 2034 and 2043. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

As of July 12, 2022, the patent portfolio for our RET program, including GAVRETO® contains nine issued U.S. patents, four pending U.S. non-provisional patent applications, three pending PCT international applications, 56 pending foreign patent applications and 13 issued foreign patents. The patents that have issued or will issue covering our RET program will have a statutory expiration date between 2036 and 2041. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

As of July 12, 2022, the patent portfolio for our EGFR program, including BLU-945, BLU-701, and BLU-451 contains one issued U.S. patent, two pending U.S. non-provisional patent applications, 8 pending U.S. provisional applications, 12 pending PCT international patent applications and 41 pending foreign patent applications and two issued foreign patents, including one European patent validated in 6 countries directed to our EGFR program, including BLU-945, BLU-701, and BLU-451. The patents that have issued or will issue covering our EGFR program will have a statutory expiration date between 2034 and 2043. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

As of July 12, 2022, the patent portfolio for our CDK2 program, including BLU-222 contains one pending U.S. non-provisional application, two pending U.S. provisional applications, two pending PCT international applications, and three pending foreign patent applications. The patents that will issue covering our CDK2 program will have a statutory expiration date of 2042. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates. As of July 12, 2022, the patent portfolio for our MAP4K1 program, including BLU-852 contains one pending U.S. non-provisional application, three pending U.S. provisional applications, two pending PCT international applications, and two pending foreign patent applications. The patents that will issue covering our MAP4K1 program will have a statutory expiration date of between 2041 and 2042. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patents and patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of July 12, 2022, the patent portfolio directed to our platform contains nine issued U.S. patents, five pending U.S. non-provisional patent applications, one pending European Union patent applications and eight issued European patents. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same methods or formulations or the same subject matter, in either case, that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first-to-file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty. For example, we are aware of a patent owned by a third party that has generic method of treatment claims that may cover pralsetinib. If the claims of this third-party patent are asserted against us, we do not believe pralsetinib or our proposed activities related to such compound would be found to infringe any valid claim of this patent. While we may decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, and courts or patent offices in the U.S. and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our current and future drugs and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our drugs, drug candidates and technology, including interference proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our drugs are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to small molecule therapeutics. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of a patent owned by a third party that has generic method of treatment claims that may cover pralsetinib. If the claims of this third-party patent are asserted against us, we do not believe pralsetinib or our proposed activities related to such compound would be found to infringe any valid claim of this patent. While we may decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, and courts or patent offices in the U.S. and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

As of July 15, 2022, we had 580 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our products or a decrease in spending on products in the biopharmaceutical industry in general results in lower sales by us or those who we collaborate with.  In addition, if our costs increase and we are not able to correspondingly adjust our commercial relationships to account for this increase, our net income would be adversely affected, and the adverse impact may be material.

Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our products, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation.  Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in spending on products in the biopharmaceutical industry in general or a negative reaction to our pricing or the pricing of those we do, or will collaborate with. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

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

Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act (UCPA) into law. The UCPA will take effect on December 31, 2023. Also, in May 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act (CTDPA) into laws. The UCPA and CTDPA draw heavily upon their predecessors in Virginia and Colorado. With the CTDPA, Connecticut became the fifth state to enact a comprehensive privacy law. New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress. With bills proposed in many other jurisdictions, it remains quite possible that other states will follow suit. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through July 29, 2022. As a result of this volatility, our stockholders could incur substantial losses.

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

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. In February 2022, we entered into a new sales agreement with Cowen through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million, subject to the terms and conditions of the new sales agreement. If we seek authorization to sell additional shares of common stock under the sales agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

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

We have in the past relied in part on sales of our common shares through our at-the-market (ATM) offering program to raise capital. Increased volatility and decreases in market prices of equity securities generally and of our common shares in particular may have an adverse impact on our willingness and/or ability to continue to sell our common shares through our ATM offering. Decreases in these sales could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, including current operations, future growth, revenues, net income and the market prices of our common shares.

In February 2022, we commenced a new at-the-market, or ATM, program to raise capital. Under our ATM program, we have entered into a sales agreement to sell common shares, up to a maximum aggregate market value of $300.0 million, through one or more at-the-market offerings. Given volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

Alternative financing arrangements, if we pursue any, could involve issuances of one or more types of securities, including common stock, preferred stock, convertible debt, warrants to acquire common stock or other securities. These securities could be issued at or below the then prevailing market price for our common shares. In addition, if we issue debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of stockholders until the principal, accrued and unpaid interest and any premium or make-whole has been paid. In addition, if we borrow funds and/or issue debt securities through a subsidiary, the lenders and/or holders of those debt securities would have a right to payment that would be effectively senior to the company’s equity ownership in the subsidiary, which would adversely affect the rights of holders of both the company’s equity securities and its debt and debt securities.

Interest on any newly-issued debt securities and/or newly-incurred borrowings would increase our operating costs and increase our net loss, and these impacts may be material. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common shares could be materially and adversely affected. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could result in a material adverse effect on our business, operating results, financial condition and prospects.

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

In April 2022, the Company completed an update to the prior Section 382 study dated February 25, 2021. Since the Section 382 owner shifts are tested on a cumulative basis, the current update incorporates the period from February 7, 2017, the day of the last identified ownership change, through December 31, 2021. The analysis concluded that it is more likely than not that an additional ownership change did not occur during the update analysis period. This is assuming that no further significant shifts in stock ownership have occurred by virtue of equity events that have not yet been reported in publicly available SEC filings.

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

Item 5. Other Information

Change in Directors

On June 23, 2022, the Company’s board of directors unanimously appointed Habib J. Dable to fill the vacancy on the board of directors resulting from the resignation of Charles A. Rowland. Mr. Dable was appointed as a Class III director of the Company, to serve in such capacity until the annual meeting of the Company’s stockholders in 2024 or until his earlier resignation, death or removal.

On April 4, 2022, Kathryn Haviland became a member of the Company’s board of directors in connection with her employment as our president and chief executive officer as the successor to Jefferey Albers, who transitioned into a new role as our executive chairman on that date.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1* †	Purchase and Sale Agreement, dated as of June 30, 2022, by and between the Registrant and Royalty Pharma Investments 2019 ICAV
10.2* †

Purchase and Sale Agreement, dated as of June 30, 2022, by and among the Registrant Garnich Adjacent Investments S.a.r.l. the various other purchasers from time to time party thereto and Garnish Adjacent Investments S.a.r.l, as Purchaser’s Representative

10.3* †

Financing Agreement, dated as of June 30, 2022, by and among the Registrant, as Borrower, certain subsidiaries of the Registrant, as Guarantors, various lenders from time to time party thereto and Tao Talents, LLC, as Administrative Agent for the lenders

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

Blueprint Medicines Corporation

Date: August 2, 2022	By:	/s/ Kathryn Haviland
Kathryn Haviland
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 2, 2022	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)