Form 10-Q
period 2022-09-30
Blueprint Medicines Corp
filed 2022-11-01
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on October 28, 2022: 59,830,611

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies;
●	our ability and plans in continuing to expand out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT® (avapritinib) (marketed in Europe under the brand name AYVAKYT®), GAVRETO® (pralsetinib) and any current and future drug candidates for which we receive marketing approval;
●	our plans, timelines and expectations for interactions with the U.S. Food and Drug Administration (FDA) and other regulatory authorities;
●	our expectations regarding the potential benefits of AYVAKIT in treating patients with non-advanced SM and advanced SM;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT, GAVRETO and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for our current and future drug candidates as monotherapies or in combination with other agents and research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope and length of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;
●	the potential benefits of our collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc. to develop and commercialize pralsetinib globally (excluding Greater China), our cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., our collaboration with CStone Pharmaceuticals to develop and commercialize avapritinib, pralsetinib and fisogatinib in

Greater China, our collaboration with Zai Lab to develop and commercialize BLU-945, BLU-701, including their respective back-up forms and certain other forms thereof, as inhibitors of epidermal growth factor receptor (EGFR), and our collaboration with Proteovant Therapeutics to discover and advance novel targeted protein degrader therapies, as well as our ability to maintain these collaborations and establish additional strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc. to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;
●	the potential benefits of our strategic financing transactions with Garnich Adjacent Investments S.a.r.l. (Sixth Street Partners) and Royalty Pharma Investments 2019 ICAV (Royalty Pharma) and the potential acceleration of our commercial products and pipeline resulting from the non-dilutive growth capital;
●	the potential benefits of our license agreement with IDRx, Inc. (IDRx) to develop our development candidate-stage KIT exon 13 inhibitor, IDRX-73 (formerly known as BLU-654), for the treatment of drug-resistant mutations of non-PDGFR-driven gastrointestinal stromal tumor (GIST);
●	the development of companion diagnostic tests for our current or future drugs or drug candidates;
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	our expectation regarding our corporate collaborations, and potential future licensing fees, milestones and royalty payments under existing or future agreements;
●	developments relating to our competitors and our industry;
●	the actual or potential benefits of designations granted by the FDA, such as orphan drug, fast track and breakthrough therapy designation or priority review; and
●	the impact and scope of the ongoing COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones, including our ongoing and planned research and discovery activities, ability to conduct ongoing and planned clinical trials, clinical supply of our current or future drug candidates or third party products intended for use as combination therapies or as comparator agents, and the launch, marketing, sale and commercial supply of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section in Part II, Item 1A, that could cause actual results or events to differ materially from the forward-looking statements that we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$291,430	$209,948
Marketable securities	845,535	267,166
Accounts receivable	19,320	25,155
Unbilled accounts receivable	2,595	11,875
Inventory	35,253	21,817
Prepaid expenses and other current assets	33,532	18,064
Total current assets	1,227,665	554,025
Marketable securities	55,675	557,529
Property and equipment, net	33,454	30,700
Operating lease right-of-use assets, net	83,917	90,162
Restricted cash	5,193	5,171
Equity investment	27,789	—
Other assets	24,699	14,638
Total assets	$1,458,392	$1,252,225
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	4,233	8,333
Accrued expenses	120,763	121,829
Current portion of operating lease liabilities	10,116	8,093
Current portion of deferred revenue	4,629	11,510
Current portion of liabilities related to the sale of future royalties and revenues	20,479	—
Current portion of term loan	15,290	—
Total current liabilities	175,510	149,765
Operating lease liabilities, net of current portion	95,495	103,315
Deferred revenue, net of current portion	11,995	25,066
Liabilities related to the sale of future royalties and revenues, net of current portion	403,174	—
Term loan, net of current portion	123,060	—
Other long-term liabilities	8,851	3,344
Total liabilities	818,085	281,490
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 59,808,492 and 59,141,086 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	60	59
Additional paid-in capital	2,329,385	2,250,250
Accumulated other comprehensive loss	(14,826)	(4,133)
Accumulated deficit	(1,674,312)	(1,275,441)
Total stockholders’ equity	640,307	970,735
Total liabilities and stockholders’ equity	$1,458,392	$1,252,225

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$28,634	$17,270	$80,929	$37,658
Collaboration and license revenue	9,843	6,918	56,826	35,401
License revenue - related party	27,500	—	27,500	—
Total revenues	65,977	24,188	165,255	73,059
Cost and operating expenses:
Cost of sales	3,000	3,790	12,965	10,385
Collaboration loss sharing	1,665	3,269	7,076	3,269
Research and development	127,981	84,419	359,579	244,157
Selling, general and administrative	57,608	49,806	173,354	141,093
Total cost and operating expenses	190,254	141,284	552,974	398,904
Other income (expense):
Interest income (expense), net	(8,396)	552	(7,527)	1,923
Other income (expense), net	396	(522)	575	(1,109)
Total other income (expense), net	(8,000)	30	(6,952)	814
Loss before income taxes	(132,277)	(117,066)	(394,671)	(325,031)
Income tax expense	(886)	(175)	(4,200)	(368)
Net loss	$(133,163)	$(117,241)	$(398,871)	$(325,399)
Other comprehensive loss:
Unrealized losses on available-for-sale investments	(843)	(12)	(11,171)	(1,035)
Currency translation adjustments	265	174	478	577
Comprehensive loss	$(133,741)	$(117,079)	$(409,564)	$(325,857)
Net loss per share - basic and diluted	$(2.23)	$(2.00)	$(6.70)	$(5.58)
Weighted-average number of common shares used in net loss per share - basic and diluted	59,758	58,647	59,564	58,361

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2021	59,141,086	$59	$2,250,250	$(4,133)	$(1,275,441)	$970,735
Issuance of common stock under stock plan	414,888	1	1,297	—	—	1,298
Stock-based compensation expense	—	—	23,609	—	—	23,609
Other comprehensive loss	—	—	—	(7,977)	—	(7,977)
Net loss	—	—	—	—	(105,999)	(105,999)
Balance at March 31, 2022	59,555,974	$60	$2,275,156	$(12,110)	$(1,381,440)	$881,666

Issuance of common stock under stock plan	92,274	$—	$535	$—	$—	$535
Purchase of common stock under ESPP	40,047	—	1,872	—	—	1,872
Stock-based compensation expense	—	—	25,524	—	—	25,524
Other comprehensive loss	—	—	—	(2,138)	—	(2,138)
Net loss	—	—	—	—	(159,709)	(159,709)
Balance at June 30, 2022	59,688,295	$60	$2,303,087	$(14,248)	$(1,541,149)	$747,750

Issuance of common stock under stock plan	120,197	$—	$2,030	$—	$—	$2,030
Stock-based compensation expense	—	—	24,268	—	—	24,268
Other comprehensive loss	—	—	—	(578)	—	(578)
Net loss	—	—	—	—	(133,163)	(133,163)
Balance at September 30, 2022	59,808,492	$60	$2,329,385	$(14,826)	$(1,674,312)	$640,307

Balance at December 31, 2020	57,793,533	$58	$2,106,600	$(5,214)	$(631,356)	$1,470,088
Issuance of common stock under stock plan	483,879	—	8,318	—	—	8,318
Stock-based compensation expense	—	—	21,212	—	—	21,212
Other comprehensive income	—	—	—	117	—	117
Net loss	—	—	—	—	(99,714)	(99,714)
Balance at March 31, 2021	58,277,412	$58	$2,136,130	$(5,097)	$(731,070)	$1,400,021

Issuance of common stock under stock plan	254,823	$1	$11,709	$—	$—	11,710
Purchase of common stock under ESPP	22,324	—	1,733	—	—	1,733
Stock-based compensation expense	—	—	24,522	—	—	24,522
Other comprehensive loss	—	—	—	(738)	—	(738)
Net loss	—	—	—	—	(108,444)	(108,444)
Balance at June 30, 2021	58,554,559	$59	$2,174,094	$(5,835)	$(839,514)	$1,328,804

Issuance of common stock under stock plan	260,107	—	11,038	—	—	11,038
Stock-based compensation expense	—	—	24,324	—	—	24,324
Other comprehensive income	—	—	—	162	—	162
Net loss	—	—	—	—	(117,241)	(117,241)
Balance at September 30, 2021	58,814,666	$59	$2,209,456	$(5,673)	$(956,755)	$1,247,087

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(398,871)	$(325,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,719	4,816
Non-cash lease expense	6,212	4,668
Stock-based compensation	72,855	68,949
Non-cash interest expense	8,389	—
Non-cash customer consideration	(27,500)	—
Other	787	2,677
Changes in assets and liabilities:
Accounts receivable	5,553	(11,375)
Unbilled accounts receivable	9,282	6,891
Inventory	(20,653)	(11,812)
Prepaid expenses and other current assets	(15,575)	(1,795)
Other assets	(11,886)	(2,842)
Accounts payable	(2,031)	5,144
Accrued expenses	7,833	(12,844)
Other long-term liabilities	5,730	—
Deferred revenue	(19,952)	(5,761)
Operating lease liabilities	(5,764)	(5,856)
Net cash used in operating activities	(380,872)	(284,539)
Cash flows from investing activities
Purchases of property and equipment	(7,438)	(1,831)
Purchases of investments	(258,654)	(514,906)
Maturities of investments	170,123	637,831
Other	(289)	—
Net cash provided by (used in) investing activities	(96,258)	121,094
Cash flows from financing activities
Net proceeds from the sale of future royalties and revenues	415,836	—
Net proceeds from term loan facility	137,797	—
Net proceeds from stock option exercises and employee stock purchase plan	5,686	32,787
Net cash provided by financing activities	559,319	32,787
Net increase (decrease) in cash, cash equivalents, and restricted cash	82,189	(130,658)
Cash, cash equivalents and restricted cash at beginning of period	215,119	689,804
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(685)	(382)
Cash, cash equivalents and restricted cash at end of period	$296,623	$558,764
Supplemental cash flow information
Cash paid for interest	$2,956	$—
Property and equipment purchases unpaid at period end	$195	$206
Cash paid for taxes, net	$4,018	$674

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands).

	September 30,	September 30,
	2022	2021
Cash and cash equivalents	$291,430	$553,593
Restricted cash	5,193	5,171
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$296,623	$558,764

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

As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of $1,192.6 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021, stockholder’s equity for the three and nine months ended September 30, 2022 and 2021 and cash flows for nine months ended September 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any future period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: revenue recognition, inventory, operating lease right-of-use assets, operating lease liabilities, stock-based compensation expense, accrued expenses, liabilities related to the sale of future royalties and future revenues, equity investment, and income taxes. The length of time and full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing and supply, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, subject to change and difficult to predict, including as a result of new information that may emerge concerning COVID-19, including the identification and spread of new variants, and the actions taken to contain or treat COVID-19, as well as the economic impact thereof on local, regional, national and international customers and markets. The Company considers the impact of COVID-19 while making the estimates within its consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates. The Russian invasion of Ukraine has not had a material impact on the Company’s business, results of operations and financial condition.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2021 Annual Report on Form 10-K, with the exception of the below new policies.

Equity Investment

Investments in non-marketable equity securities of privately-held companies that do not have readily determinable fair values are carried at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Each period the Company assesses relevant transactions to identify observable price changes, and the Company regularly monitors these investments to evaluate whether there is an indication of impairment. The Company evaluates whether an investment’s fair value is less than its carrying value using an estimate of fair value, if such an estimate is available. For periods in which there is no estimate of fair value, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the value of the investment.

Liabilities related to the sale of future royalties and revenues

The Company accounts for net proceeds from sales of the Company’s rights to receive future royalty payments and from sales of future revenues as liabilities if the Company has significant continuing involvement in the generation of the related future cash flows. Interest on the liabilities related to the sale of future royalties and revenues will be recognized using the effective interest rate method over the life of the related royalty or revenue stream. The liabilities related to the sale of future royalties and revenues and the related interest expenses are based on the Company’s current estimates of future royalties or revenues as well as commercial milestones expected to be achieved and received over the life of the arrangement, which the Company determines by using forecasts of the underlying drug products of the underlying regions. The Company will periodically assess the expected payments and to the extent the amount or timing of the future estimated payments is materially different than previous estimates, the Company will account for any such change by adjusting the carrying value of the liabilities related to the sale of future royalties and revenues, and prospectively recognizing the related interest expenses.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on its condensed consolidated financial statements and disclosures.

Fair value measurements

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard will be effective for the Company on January 1, 2024, and is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3. Financing Arrangements

Royalty Pharma Purchase and Sale Agreement

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

Although the Company sold all of the rights to receive royalties on the net sales of GAVRETO worldwide excluding the CStone territory and U.S. territory to Royalty Pharma, the Company continues to co-develop pralsetinib with Roche globally and is therefore involved in the generation of these future royalties. Due to the Company’s significant continuing involvement, the Company continues to account for any royalties and development and commercialization milestones earned related to the underlying territory under the Roche pralsetinib collaboration agreement as collaboration revenue on its consolidated statements of operations and comprehensive loss. Net proceeds from the transaction were recorded as a liability related to sale of future royalties and revenues on the consolidated balance sheet. The Company will accrete the $175.0 million, net of transaction costs of $3.8 million, to the total of these royalties as interest expense using the effective interest method over the estimated life of the arrangement. As of September 30, 2022, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 6.3%. These estimates contain assumptions that impact the amount recorded and the interest expense that will be recognized in future periods.

As payments are made to Royalty Pharma, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement. In order to determine the amortization of the liability, the Company estimates the total amount of future royalty payments to be paid to Royalty Pharma over the life of the arrangement. The exact amount of repayment is likely to change each reporting period. A significant increase or decrease in GAVRETO’s net revenue of the underlying territory will materially impact the liability related to this arrangement, interest expense and the time period for repayment. The Company will periodically assess the expected payments to Royalty Pharma and will prospectively adjust the amortization of the liability related to this arrangement for material changes in such payments.

As of September 30, 2022, the carrying value of the liability related to this arrangement was $173.6 million. The following table shows the activity within the liability account (in thousands):

Carrying value as of January 1, 2022	$—
Sale of future royalties	175,000
Interest expense recognized	2,709
Capitalized closing costs	(3,777)
Interest payments	(330)
Carrying value as of September 30, 2022	$173,602

Pursuant to the Royalty Purchase Agreement, the Company is eligible to receive certain milestone payments totaling up to $165.0 million, subject to the achievement of specified net sales milestones by Roche. The potential milestone payments will be added to the carrying value of the liability related to this arrangement when the milestones are achieved and received.

Financing Arrangements with Sixth Street Partners

In July 2022, the Company closed two transactions pursuant to a purchase and sale agreement (Future Revenue Purchase Agreement) and a financing transaction for up to $660.0 million (Financing Agreement) with Sixth Street Partners (Sixth Street). Because two transactions were entered into with the same parties and in contemplation of one another, the Company recorded these transactions based on the relative fair values of each freestanding financial instrument and allocated the proceeds in proportion to those fair value amounts.

Sixth Street Partners Purchase and Sale Agreement

Pursuant to the Future Revenue Purchase Agreement, the Company received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/ AYVAKYT (avapritinib) and (ii), if it is approved, aggregate worldwide annual net product sales of BLU-263, but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively.

The Company continues to own the research, development, manufacturing and commercialization of AYVAKIT/ AYVAKYT and if it is approved, BLU-263, and has significant continuing involvement in the generation of the cash flows under the Future Revenue Purchase Agreement. Therefore, the Company continues to account for any revenue earned from worldwide product sales of AYVAKIT/ AYVAKYT and, if it is approved, BLU-263, on its consolidated statements of operations and comprehensive loss. Net proceeds from the transaction were recorded as a liability related to sale of future liabilities and revenues on the consolidated balance sheet. The Company will accrete the $250.0 million, net of transaction costs of $5.4 million, to the total of these future payments as interest expense using the effective interest method over the estimated life of the arrangement.

As payments are made to Sixth Street, the balance of the liability will be effectively repaid over the life of the Future Revenue Purchase Agreement. In order to determine the amortization of the liability, the Company estimates the total amount of future revenue payments to be paid to Sixth Street over the life of the arrangement. The exact amount of repayment is likely to change each reporting period. A significant increase or decrease in worldwide product sales of AYVAKIT/ AYVAKYT and, if it is approved, BLU-263, will materially impact the liability related to this arrangement, interest expense and the time period for repayment. The Company will periodically assess the expected payments to Sixth Street and will prospectively adjust the amortization of the liability related to this arrangement for material changes in such payments. As of September 30, 2022, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 11.5%. These estimates contain assumptions that impact the amount recorded and the interest expense that will be recognized in future periods.

As of September 30, 2022, the carrying value of the liability related to this arrangement was $250.1 million. The following table shows the activity within the liability account (in thousands):

Carrying value as of January 1, 2022	$—
Sale of future revenue	250,000
Interest expense recognized	5,446
Capitalized closing costs	(5,395)
Interest payments	—
Carrying value as of September 30, 2022	$250,051

Sixth Street Partners Term Loan

The Financing Agreement entered into by the parties in connection with the transaction provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at the Company’s choice. The term loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus six and one half percent (6.50%) or the base rate plus five and one half percent (5.50%), subject to a floor of one percent (1%) and two percent (2%) with respect to the SOFR and base rate, respectively.

As part of the Financing Agreement with Sixth Street Partners, the Company received gross proceeds of $150.0 million as a term loan in July 2022 and incurred an aggregate of $12.2 million of debt discounts and transaction costs, which have been recorded as a reduction to the carrying amount of the debt on the Company’s consolidated balance sheet and will be amortized as additional interest expenses using the effective interest rate method over the period from issuance through maturity. As of September 30, 2022, the Company’s estimate of the total interest expense resulted in an effective annual interest rate of 12.0%. The carrying amount of the debt as of September 30, 2022 is subject to variable interest rates, which are based on current market rates, and as such, approximates fair value.

The following table shows the activity within the liability account (in thousands):

Carrying value as of January 1, 2022	$—
Term Loan	150,000
Interest expense recognized	3,190
Debt discounts and capitalized closing costs	(12,214)
Interest payments	(2,626)
Carrying value as of September 30, 2022	$138,350

The Company’s obligations under the Financing Agreement will be secured, subject to certain exceptions, by security interests in the substantially all of the Company’s assets and the Company’s certain subsidiaries. The Financing Agreement contains customary negative covenants that, among other things and subject to certain exceptions, could restrict the Company’s ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Financing Agreement also requires the Company to maintain a consolidated liquidity of at least (i) $50.0 million during the period commencing from the date on which the term loans are funded to the date which is the day before the next term loans are funded and (ii) $80.0 million for each day thereafter.

4. Marketable Securities

Marketable securities consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
September 30, 2022	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$429,423	$—	(7,007)	$422,416
U.S. treasury obligations	485,647	—	(6,853)	478,794
Total	$915,070	$—	$(13,860)	$901,210

	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$498,582	$21	$(1,460)	$497,143
U.S. treasury obligations	328,801	—	(1,249)	327,552
Total	$827,383	$21	$(2,709)	$824,695

As of September 30, 2022, the Company held 103 debt securities that were in an unrealized loss position with an aggregate fair value of $901.2 million. Of the 103 debt securities, 33 were in an unrealized loss position for more than twelve months with an aggregate fair value of $346.4 million. As of December 31, 2021, the Company held 74 debt securities that were in an unrealized loss position with an aggregate fair value of $750.5 million. As of December 31, 2021, there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022, 10 securities with an aggregate fair value of $55.7 million had remaining maturities between one year and five years. As of December 31, 2021, 56 securities with an aggregate fair value of $557.5 million had remaining maturities between one year and five years.

The Company received proceeds of $90.5 million and $170.1 million from maturities of debt securities for the three and nine months ended September 30, 2022, respectively, and $237.3 million and $637.8 million for the three and nine months ended September 30, 2021, respectively. The Company did not realize any gains or losses from maturities of debt securities for the three and nine months ended September 30, 2022 and 2021.

5. Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2022 (in thousands):

		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$274,622	$274,622	$—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	422,416	—	422,416	—
U.S. treasury obligations	478,794	478,794	—	—
Total	$1,175,832	$753,416	$422,416	$—

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

The following table summarizes revenue recognized from product sales for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
AYVAKIT/AYVAKYT	$28,634	$17,270	$80,929	$32,952
GAVRETO	—	—	—	4,706
Total product revenue	$28,634	$17,270	$80,929	$37,658

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Beginning balance at January 1	$4,345	$1,192
Provision related to product sales	13,606	5,665
Adjustment related to prior periods sales	(645)	—
Credits and payments made	(9,980)	(3,416)
Ending balance at September 30	$7,326	$3,441

The total reserves that are included in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, are summarized as follows (in thousands):

	September 30,	December 31,
	2022	2021
Reduction of accounts receivable, net	$946	$419
Component of accrued expenses	6,380	3,926
Total revenue-related reserves	$7,326	$4,345

7. Inventory

Capitalized inventory consists of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$11,927	$10,788
Work in process	29,773	17,702
Finished goods	2,311	3,916
Total	$44,011	$32,406

Balance sheet classification

	September 30,	December 31,
	2022	2021
Inventory	$35,253	$21,817
Other assets	8,758	10,589
Total	$44,011	$32,406

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. The Company did not recognize any material write-down for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company recorded a write-down of $0.4 million and $0.8 million, respectively. Long-term inventory, which primarily consists of work in process and raw materials, is included in other assets in the unaudited condensed consolidated balance sheets.

8. Restricted Cash

At September 30, 2022 and December 31, 2021, $5.2 million and $5.2 million, respectively, of the Company’s cash is restricted by a bank primarily related to security deposits for the Company’s building lease agreements.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Research, development and commercial contract costs	$62,119	$68,164
Employee compensation	25,525	29,166
Accrued professional fees	18,345	12,611
Revenue-related reserves	6,380	3,926
Other	8,394	7,962
Total	$120,763	$121,829

10. Collaboration and License Agreements

IDRx

In August 2022, the Company entered into a license agreement with IDRx, Inc. (IDRx), pursuant to which the Company granted IDRx an exclusive, worldwide, royalty-bearing license to exploit the Company’s internally discovered KIT exon 13 inhibitor, IDRX-73 (formerly known as BLU-654) (IDRx License Agreement). IDRx is a clinical-stage biopharmaceutical company and among IDRx’s founders are Alexis Borisy, George Demetri, M.D., and Nicholas Lydon, Ph.D., each of whom currently serve as members of the Company’s board of directors. Due to these relationships, the transaction with IDRx is a related party transaction.

In connection with the IDRx License Agreement, the Company also entered into a stock purchase agreement with IDRx (IDRx Stock Purchase Agreement), pursuant to which the Company received 4,509,105 shares of IDRx’s Series A preferred stock and the Company has the right to receive additional shares of IDRX’s Series A preferred stock through an anti-dilution provision subject to a defined financing cap.

The Company is also eligible to receive up to $217.5 million in contingent cash payments, including specified development, regulatory and sales-based milestone payments. In addition, IDRx is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates up to low-teens, subject to adjustments in specified circumstances under the IDRx License Agreement.

Unless earlier terminated, the IDRx License Agreement will expire on a country-by-country, licensed product-by-licensed product basis upon the latest of: (a) the expiration of the last valid claim within the licensed patents covering such licensed product in a such country, (b) the expiration of the regulatory exclusivity period for such licensed product in such country, or (c) the tenth (10th) anniversary of the first commercial sale of such licensed product in such country. Following the end of the term for any such licensed product and in such region by expiration, the license granted to IDRx will become exclusive, perpetual, irrevocable, fully paid-up and royalty-free. IDRx may terminate the IDRx License Agreement for convenience at any time upon at least twelve months’ prior written notice to the Company. Either party may also terminate the IDRx License Agreement for material breach of the other party or for insolvency, and the Company may terminate the IDRx License Agreement for IDRx’s breach of the anti-dilution provision in the IDRx Stock Purchase Agreement. Upon termination of the license agreement in its entirety, all rights and obligations under the license agreement will terminate and revert back to the Company, and the Company has a license under certain intellectual property of IDRx to continue to exploit the compound and terminated product, subject to a royalty that will be negotiated at the time of termination.

The Company considered the ASC 606 criteria for combining contracts and determined the IDRx License Agreement and the IDRx Stock Purchase Agreement should be combined into a single contract because they were negotiated and entered into in contemplation of one another. Therefore, the Company determined that the 4,509,105 shares of IDRx’s Series A preferred stock and the anti-dilution right to receive additional shares should be attributed to the transaction price of the IDRx License Agreement.

The Company evaluated the IDRx License Agreement under ASC 606. The Company identified the following material promises under the agreement: (1) the exclusive license and (2) the initial know-how transfer. The Company determined that the exclusive license and the initial know-how transfer were not distinct from each other, as the exclusive license has limited value without the corresponding know-how transfer. As such, for the purposes of ASC 606, the Company determined that these two material promises, the exclusive license and the initial know-how transfer, should be combined into one distinct performance obligation. The Company concluded that the license is a functional intellectual property license. The Company determined that IDRx benefited from the license along with the initial know-how transfer at the time of grant, and therefore the related performance obligation is satisfied at a point in time.

For the purposes of ASC 606, the transaction price of the IDRx License Agreement at the contract inception was determined to be $27.5 million and recorded as license revenue-related party on the consolidated statements of operations and comprehensive loss. The fair value was derived from IDRx’s most recent financing transaction with unrelated investors. All potential milestone payments that the Company is eligible to receive under the IDRx License Agreement have been excluded from the transaction price. The Company will reevaluate the transaction price for inclusion of milestone payments and royalties at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal. Additionally, the Company is entitled to sales milestones and royalties from the sales of the licensed products, and revenue are recognized when the related sales occur.

The Company concluded the preferred stock investment should be accounted for as an equity investment as it is not mandatorily redeemable nor does the Company have the unilateral right to redeem the preferred stock, and the Company, along with its related parties, did not have a controlling financial interest in IDRx nor have the ability to influence the financial and operating policies through the ownership of preferred stock. IDRx’s preferred stock is not exchange-traded and does not have a readily determinable fair value. Therefore, the Company accounts for the preferred stock investment under the measurement alternative for equity investments that do not have a readily determinable fair value, which is at cost of $27.8 million including transaction costs of $0.3 million. As of September 30, 2022, the cost of the investment in IDRx’s preferred stock was $27.8 million and was recorded as equity investment on the condensed consolidated balance sheets. As of September 30, 2022, no adjustments have been recognized related to the preferred stock investment as a result of the application of the measurement.

Proteovant

In February 2022, the Company entered into an exclusive collaboration agreement (the Proteovant collaboration agreement) with Oncopia Therapeutics, Inc., d/b/a Proteovant Therapeutics, Inc. (Proteovant), pursuant to which the parties will jointly research and advance up to two novel protein degrader therapies into development candidates, as well as up to two additional novel protein degrader target programs as may be mutually agreed to by the Company and Proteovant (each a target program). On a target program-by-target program basis, the Company will have an exclusive option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound and licensed product under each target program. Proteovant will have the right to opt into the global development and U.S. commercialization of certain licensed compounds and licensed products under the second target program that the Company options, and if the parties add additional target programs, Proteovant will have the same opt-in right for the fourth target program that the Company options.

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

The Company concluded that Proteovant is providing the Company with research services throughout the period until the Company can exercise its option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound. Therefore, the Company recorded the $20.0 million upfront payment as an asset on the unaudited condensed consolidated financial statements and will record it as research and development expense over the expected research period. During the three and nine months ended September 30, 2022, the Company recorded research and development expense of $1.4 million and $2.9 million, respectively, under the Proteovant collaboration agreement. The Company will reevaluate the research period at the end of each reporting period and as any changes in circumstances occur, and if necessary, the Company will adjust its estimate of expected research period accordingly. Each research and development milestone payment will be accrued and expensed when probable.

Zai Lab

In November 2021, the Company entered into a collaboration (the Zai Lab agreement) with Zai Lab (Shanghai) Co., Ltd., (Zai Lab), pursuant to which the Company granted Zai Lab exclusive rights to develop and commercialize the Company’s drug candidates BLU-701 and BLU-945, including their respective back-up forms and certain other forms thereof, for the treatment of EGFR-driven non-small cell lung cancer in Greater China, including Mainland China, Hong Kong, Macau and Taiwan (collectively, the Zai Lab territory), either as a monotherapy or as part of a combination therapy. The Company retains exclusive rights to the licensed products outside the Zai Lab territory.

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

The Company evaluated the Zai Lab agreement to determine whether it is a collaborative arrangement in the scope of ASC 808. The Company concluded that the Zai Lab agreement is a collaborative agreement under ASC 808 as both parties are active participants in the clinical trials and are exposed to significant risks and rewards of those activities under the Zai Lab agreement. The Company determined that the Zai Lab agreement contained two material components: (i) licenses granted to Zai Lab to exploit and develop each licensed product in the Zai Lab territory and related activities in the Zai Lab territory, including manufacturing, and (ii) the parties’ participation in the global development of the licensed products. The Company used the criteria specified in ASC 606 to determine which of the components of the Zai Lab agreement are performance obligations with a customer and concluded that Zai Lab is the Company’s customer for the licenses and related activities in the Zai Lab territory under ASC 606. The global development activities under the agreement does not present a transaction with a customer and the payments received by the Company for global development activities, including manufacturing, are accounted for as a reduction of related expenses. During the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $0.5 million, respectively, in reduction of expenses under the Zai Lab agreement.

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

The Company evaluated the license under ASC 606 and concluded that the license is a functional intellectual property license. The Company determined that Zai Lab benefited from the license along with the initial know-how transfer at the time of grant, and therefore the related performance obligation is satisfied at a point in time. Additionally, the Company is entitled to sales milestones and royalties from Zai Lab upon future sales of the licensed products in the Zai Lab territory, and revenue will be recognized when the related sales occur. Costs that are incurred associated with Zai Lab territory specific activities are reimbursable from Zai Lab and are recognized as revenue. During the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $0.8 million, respectively, in revenue related to Zai Lab territory specific activities in the unaudited condensed consolidated financial statements.

For the purposes of ASC 606, the transaction price of the Zai Lab agreement as of the outset of the arrangement was determined to be $25.0 million, which consisted of the upfront cash payment. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company satisfied the performance obligation upon delivery of the licenses and initial know-how transfer, and recognized the upfront payment of $25.0 million as revenue during the year ended December 31, 2021.

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

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million, and through September 30, 2022, the Company has received an aggregate of $105.0 million in specified regulatory and commercialization milestones. In addition to the upfront and milestone payments received through September 30, 2022, the Company is eligible to receive up to $822.0 million in contingent payments, including specified development, regulatory and sales-based milestones for pralsetinib and any licensed product containing a next-generation RET compound.

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

For the purposes of ASC 606, the transaction price of the Roche collaboration agreement at the outset of the arrangement was determined to be $695.7 million, which consisted of the upfront cash payment of $675.0 million and the $20.7 million premium on the sale of common stock to Roche Holdings, which was allocated to the performance obligation related to the pralsetinib licenses. Through September 30, 2022, the Company has achieved an aggregate of $105.0 million in specified regulatory and commercialization milestones and added the $105.0 million to the estimated transaction price of the Roche pralsetinib agreement. The other potential milestone payments that the Company is eligible to receive under the Roche pralsetinib agreement have been excluded from the transaction price, as all the remaining milestone amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

The following table summarizes revenue recognized under the Roche pralsetinib collaboration during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Manufacturing and research and development services related to ex-US territory-specific activities	$3,971	$856	$4,663	$4,539
Royalty revenue	311	—	910	—
Total Roche pralsetinib collaboration revenue	$4,282	$856	$5,573	$4,539

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

The following table summarizes the amount recognized from collaboration loss sharing after Roche became the principal for product sales of GAVRETO to customers in the U.S. (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
The Company's share of loss in the U.S. for pralsetinib	$1,665	$3,269	$7,076	$3,269

The following table summarizes the amounts recognized as reductions to selling, general and administrative expenses related to the commercialization of GAVRETO in the U.S. and reductions to or increases in research and development expenses related to global development activities for pralsetinib under the Roche pralsetinib collaboration during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Reductions to selling, general and administrative expenses	$3,560	$6,903	$12,808	$12,058
Reductions to (increases in) research and development expenses	$(6,111)	$1,459	$(9,815)	$7,613

The following table summarizes the contract assets and liability associated with the Roche pralsetinib collaboration as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivable, net	$—	$2,679
Unbilled accounts receivable	—	6,802
Accrued expenses	$577	$—

Although the Company sold its right to receive royalty payments from Roche’s sales of GAVRETO in Roche territory to Royalty Pharma in June 2022, given the Company’s significant continuing involvement in the generation of future royalties, the Company continues to account for any royalties and development and commercialization milestones earned related to the Roche territory activities under the Roche pralsetinib collaboration agreement as collaboration revenue on its consolidated statements of operations and comprehensive loss. For additional information, see Note 3 – Financing Arrangements, to our unaudited condensed consolidated financial statements.

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

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through September 30, 2022, the Company has received an aggregate of $50.0 million in cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through September 30, 2022, the Company is eligible to receive up to $460.0 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and to purchase specified manufacturing inventory from the Company for a total of $1.5 million.

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

The Company determined that the transaction price as of the outset of the arrangement was $46.5 million, which was allocated to the three performance obligations on a relative stand-alone selling price basis. The Company recognized revenue in a total of $46.2 million related to the license and the technology transfer and inventory transfer in 2019 and $0.3 million related to remaining inventory transfer in 2020.

During the three months ended September 30, 2022, no revenue was recognized from the Clementia collaboration. During the nine months ended September 30, 2022, cash consideration associated with an achieved development milestone of $30.0 million was added to the estimated transaction price for the Clementia agreement and recognized as revenue. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as the amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

During the three and nine months ended September 30, 2021, no material revenue was recognized from the Clementia collaboration. There was no revenue deferred as a contract liability associated with the Clementia agreement as of September 30, 2022 and December 31, 2021.

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

The Company received an upfront cash payment of $40.0 million, and through September 30, 2022, the Company has achieved an aggregate of $27.0 million in milestones under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through September 30, 2022, the Company will be eligible to receive up to $319.0 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, CStone will be obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone will be responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone territory that will be shared by the Company and CStone.

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

A summary of manufacturing and research and development services related to the global development activities, net of expenses payable to CStone during the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Manufacturing and research and development services related to global development activities, net of expenses payable to CStone	$493	$769	$1,642	$1,777

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

Under the CStone agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront amount of $40.0 million constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the three performance obligations. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company satisfied the performance obligations upon delivery of the licenses, initial know-how transfers and product trademark and recognized the upfront payment of $40.0 million as revenue in 2018.

The Company did not achieve any milestones under the CStone agreement during the three months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022 and 2021, cash considerations associated with achieved regulatory and development milestones of $4.0 million and $9.0 million, respectively, were added to the estimated transaction price for the CStone agreement and recognized as revenue in such periods. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

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

A summary of revenue recognized under the CStone agreement during the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
License milestone revenue	$—	$—	$4,000	$9,000
Manufacturing services and royalty revenue related to CStone territory-specific activities	2,915	4,655	14,209	17,228
Total CStone collaboration revenue	$2,915	$4,655	$18,209	$26,228

The following table presents the contract assets associated with the CStone collaboration as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivable, net	$2,045	$8,164
Unbilled accounts receivable	$2,206	$5,034

As of September 30, 2022, the Company did not have material contract liability associated with the CStone collaboration. The contract liability associated with the CStone collaboration was $4.8 million at December 31, 2021, which resulted primarily from advance payments made by CStone in connection with commercial supply of pralsetinib for the CStone territory.

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

The Company received an upfront cash payment of $45.0 million, and through September 30, 2022, the Company has achieved an aggregate of $25.0 million in milestone payments under this collaboration. Subject to the terms of the Roche immunotherapy agreement, as amended, in addition to the upfront and milestone payments received through September 30, 2022, the Company is eligible to receive up to approximately $317.8 million in contingent option fees and milestone payments related to specified research, preclinical, clinical, regulatory and sales-based milestones. In addition, for any licensed product for which Roche retains worldwide commercialization rights, the Company will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. For any licensed product for which the Company retains commercialization rights in the U.S., the Company and Roche will be eligible to receive tiered royalties ranging from mid-single-digits to low double-digits on future net sales in the other party’s respective territories in which it commercializes the licensed product. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

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

Through September 30, 2022, the Company has achieved an aggregate of $25.0 million in research milestones under this collaboration, and these amounts were added to the estimated transaction price and allocated to the existing performance obligation as it became probable that a significant reversal of cumulative revenue would not occur for each of the research milestones achieved. During the three and nine months ended September 30, 2022, cash consideration associated with an achieved research milestone of $1.5 million was added to the estimated transaction price. During the three and nine months ended September 30, 2021, no research milestones were achieved under the Roche immunotherapy agreement. In the first quarter of 2022, it was determined that Roche will initiate a Phase 1 clinical development plan for BLU-852, one of the ongoing programs, in combination with atezolizumab, an approved drug product commercialized by Roche, and pursuant to the Roche immunotherapy agreement, the Company will share the development cost up to $15.0 million. As a result, during the first quarter of 2022, the Company reduced $15.0 million from the aggregated transaction price of this collaboration and recorded its commitment of $15.0 million as a contract liability on its unaudited condensed consolidated financial statements.

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

Because of the revision to the cost expected to be incurred to satisfy the performance obligation and the reduction of the $15.0 million payment commitment to Roche from the aggregated transaction price, the Company recorded a cumulative revenue catch-up of $2.9 million during the nine months ended September 30, 2022. A summary of revenue recognized or revenue reduced under the Roche immunotherapy agreement during the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Roche collaboration research and development services revenue	$2,475	$1,408	$1,710	$4,293

During the three and nine months ended September 30, 2022 and 2021, the Company recognized the following revenue due to the changes in the contract liability balances (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Amounts included in the contract liability at the beginning of the period	$1,424	$1,062	$3,829	$3,364

The following table summarizes the contract liability related to the Roche immunotherapy agreement as of September 30, 2022, and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	Current	Noncurrent	Total	Current	Noncurrent	Total
Deferred revenue	$4,594	$11,995	$16,589	$6,339	$25,066	$31,405
Accrued expenses	$8,208	5,730	13,938	$—	—	—

The research and development services related to the performance obligation are expected to be performed over a remaining period of approximately 3.3 years.

11. Stock-based compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2022, the number of shares reserved for issuance under the 2015 Plan was increased by 2,365,643 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2022, there were 4,137,674 shares available for future grant under the 2015 Plan.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. In June 2022, the Company’s board of directors approved the reservation of an additional 1,500,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be further increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of September 30, 2022, there were 1,535,757 shares available for future grant under the Inducement Plan.

Stock options

The following table summarizes the stock option activity for the nine months ended September 30, 2022:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2021	5,682,022	$69.37
Granted	1,126,919	60.97
Exercised	(206,582)	18.70
Canceled	(286,619)	79.26
Outstanding at September 30, 2022	6,315,740	$69.07
Exercisable at September 30, 2022	4,028,524	$66.34

As of September 30, 2022, the total unrecognized compensation expense related to unvested stock option awards was $86.1 million, which is expected to be recognized over a weighted-average period of approximately 2.54 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the nine months ended September 30, 2022:

		Weighted-Average
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2021	1,590,160	$83.85
Granted	814,891	60.78
Vested	(420,823)	79.80
Forfeited	(146,069)	79.17
Unvested shares at September 30, 2022	1,838,159	$74.90

As of September 30, 2022, the total unrecognized compensation expense related to unvested restricted stock units was $110.1 million, which is expected to be recognize over a weighted-average period of approximately 2.64 years.

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

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $24.1 million and $72.9 million for the three and nine months ended September 30, 2022, respectively, and $24.0 million and $68.9 million for the three and nine months ended September 30, 2021, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock options	$12,062	$14,842	$37,819	$43,949
Restricted stock units	11,802	9,165	34,583	25,229
Employee stock purchase plan	404	317	1,000	880
Subtotal	24,268	24,324	73,402	70,058
Capitalized stock-based compensation costs	(159)	(366)	(547)	(1,109)
Stock-based compensation expense included in total cost and operating expenses	$24,109	$23,958	$72,855	$68,949

Stock-based compensation expense, that is included in operating expenses, by classification within the unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$10,010	$10,250	$30,548	$29,682
Selling, general and administrative	14,099	13,708	42,307	39,267
Total	$24,109	$23,958	$72,855	$68,949

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 because including them would have had an anti-dilutive effect (in thousands):

	September 30,
	2022	2021
Stock options	6,316	5,958
Restricted stock units	1,838	1,537
ESPP shares	46	25
Total	8,200	7,520

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

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of September 30, 2022, the Company has a full valuation allowance applied against its U.S. and foreign deferred tax assets.

On March 11, 2021, President Joe Biden signed into law a relief and stimulus package known as the American Rescue Plan Act of 2021 (ARPA) stimulus package. While this Act provides various tax provisions including for example, extending the employee retention credit through the end of 2021, modifying the paid sick and family leave credits, repealing the worldwide interest allocation rules that were scheduled to take effect in 2021, and expanding the number of employees subject to the limit on the deduction for executive compensation under Section 162(m) beginning in 2027, among other things, based on the Company’s initial review of the various business tax provisions offered in the ARPA along with having a valuation allowance on its U.S. deferred tax assets, it does not believe that there is an impact to the Company and as such the recording of a discrete item was not required during the three and nine months ended September 30, 2022.

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

On June 30, 2022, the Company entered into a Royalty Purchase Agreement with Royalty Pharma and a Future Revenue Purchase Agreement with Sixth Street Partners. Pursuant to the agreements, the Company received gross proceeds of $175.0 million from Royalty Pharma in June 2022 and $250.0 million from Sixth Street Partners in July 2022 upon the transactions closing. The total cash consideration of $425.0 million, in its entirety, is considered taxable income for calendar year ended December 31, 2022. Therefore, the $425.0 million is included in the estimated taxable income calculation when estimating the Company’s forecasted 2022 annual effective tax rate.

On August 1, 2022, the Company entered into the IDRx License Agreement and IDRx Stock Purchase Agreement. Pursuant to these agreements, the Company licensed its internally discovered KIT exon 13 inhibitor, IDRX-73 (formerly known as BLU-654) to IDRx in exchange for 4,509,105 shares of IDRx’s Series A preferred stock and the eligibility to receive future milestones and tiered royalty payments. For book and tax purposes, the fair value of the equity totaling $27.5 million was recorded as income for the period ended September 30, 2022 and included in the estimated taxable income calculation when estimating the Company’s forecasted 2022 annual effective tax rate.

On August 16, 2022, President Biden signed the Inflation Reduction Act (IRA) of 2022 (H.R. 5376) into law. It includes income tax incentives designed to encourage investment in renewable and alternative energy sources, adoption of electric vehicles, and improvement in the energy efficiency of buildings and communities. To finance these incentives, the law imposes a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income of corporations with profits over $1 billion. It also introduces a new excise tax on corporate stock buybacks of public US companies. The CAMT is effective for tax years beginning after December 31, 2022 while the excise tax on corporate stock buybacks is effective for repurchases of stock after December 31, 2022. The Company does not anticipate the IRA having a significant impact on the effective tax rate or income tax payable and deferred income tax positions.

As of September 30, 2022, the Company expects to be in a taxable income position for the calendar year ended December 31, 2022, and recorded an income tax expense of $0.9 million and $4.2 million for the three and nine months ended September 30, 2022, respectively.

14. Leases

 The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements contain various clauses for renewal at the Company’s option, and the renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal options were not reasonably certain of being exercised as of September 30, 2022. The lease agreements do not contain residual value guarantees and the components of lease cost for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating leases:	2022	2021	2022	2021
Lease cost	$5,322	$4,676	$16,233	$13,861
Sublease income	(600)	(838)	(2,132)	(1,434)
Net lease cost	$4,722	$3,838	$14,101	$12,427

The Company’s sublease agreement for the 38 Sidney Street property expired in September 2022 and the Company continues to use the leased space for its own operations. The Company has not entered into any material short-term leases or financing leases as of September 30, 2022.

Supplemental cash flow information related to leases for the nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	$11,668	$11,121
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$141

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	7.1
Weighted average discount rate	7.4%

15. Commitments and Contingencies

Purchase Commitments Associated with Commercial Supply Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT and GAVRETO, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. During the nine months ended September 30, 2022, there was a $4.0 million decrease in the Company’s contractual obligations described in Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise from their status or service as directors or officers of the Company. The maximum potential amount of future payments that the Company could be required to make, or otherwise be liable for, under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2022 or December 31, 2021.

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

In August 2022, we reported positive top-line data for Part 2 of the PIONEER trial of AYVAKIT plus best available care versus placebo plus best available care (control arm), demonstrating clinically meaningful and highly significant improvements across the primary and key secondary endpoints, including patient-reported symptoms and objective measures of mast cell burden. AYVAKIT had a favorable safety profile compared to the control arm, supporting the potential for long-term treatment. Based on these positive results and a strong safety profile, we plan to submit a supplemental new drug application (sNDA) to the FDA for avapritinib in non-advanced SM in the fourth quarter of 2022, with a subsequent submission of a type II variation marketing authorization application to the European Medicines Agency (EMA) anticipated in the first quarter of 2023.

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

In April 2021, we presented results from a Phase 1 trial of BLU-263 in healthy volunteers at the virtual American Association for Cancer Research (AACR) Annual Meeting, which showed that BLU-263 was well-tolerated at all doses tested. Based on these data, we initiated the Phase 2/3 trial of BLU-263 in patients with non-advanced SM, which we refer to as our HARBOR trial, in the second quarter of 2021. We anticipate presenting initial data from the HARBOR trial in the fourth quarter of 2022.

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

Through our collaboration with Roche, the European Commission granted conditional marketing authorization for GAVRETO as a monotherapy for the treatment of adults with RET fusion-positive advanced NSCLC not previously treated with a RET inhibitor. Roche submitted a Type II variation MAA to the EMA for pralsetinib for RET-altered thyroid cancers in December 2021, as well as marketing applications for pralsetinib for RET-altered NSCLC and thyroid cancers across multiple global geographies in 2021. Marketing applications are planned for pralsetinib for RET-altered NSCLC and thyroid cancers across additional global geographies in 2022.

Through our collaboration with CStone, China’s NMPA approved GAVRETO for the treatment of RET fusion-positive NSCLC patients previously treated with platinum-based chemotherapy. In March 2022, China’s National Medicinal Products Administration (NMPA) approved GAVRETO for the treatment of RET-mutant MTC and RET fusion-positive thyroid cancer. In February 2022, the Taiwan Food and Drug Administration (TFDA) accepted CStone’s NDA for the treatment of patients with RET fusion-positive locally advanced or metastatic NSCLC, RET-mutant MTC, and RET fusion-positive TC. GAVRETO was approved in Hong Kong in July 2022 for the treatment of RET fusion-positive NSCLC.

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

Through our collaboration with CStone, AYVAKIT was approved by China’s NMPA for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations and also received accelerated approval from the TFDA and approval in Hong Kong, both for adults with unresectable or metastatic GIST harboring PDGFRA D842V mutations.

The FDA has granted breakthrough therapy designation for avapritinib for the treatment of unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In addition, the FDA has granted orphan drug designation to avapritinib for the treatment of GIST, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST.

EGFR-Mutated NSCLC — BLU-945, BLU-701, BLU-525, and BLU-451

We are developing a portfolio of investigational epidermal growth factor receptor (EGFR) inhibitors with the potential to address a spectrum of common and uncommon EGFR activating mutations, including exon 19 deletions, the L858R mutation and exon 20 insertions. Patients with EGFR-driven NSCLC have high medical needs despite current standards of care. First, osimertinib has demonstrated shorter overall survival and progression-free survival in patients whose tumors have activating L858R mutations, and there are limited treatment options for exon 20 insertion-driven NSCLC. Second, the majority of patients will ultimately progress due to tumor resistance, and preventing mutations from emerging is an important treatment goal. Third, the brain is a common site of disease progression that has proven difficult to treat. We are working to address the challenges and prolong patient benefit by advancing development of rational combinations with our investigational EGFR therapies. Ultimately, we are seeking to address the significant medical needs in EGFR-mutant NSCLC that affect approximately 60,000 patients in major markets, including the U.S., European Union (EU), the UK, and Japan.

EGFR-Positive NSCLC — BLU-945

BLU-945 is a selective and potent investigational inhibitor of the activating EGFR L858R mutation and on-target T790M and C797S resistance mutations. Early data from the ongoing dose escalation part of the Phase 1/2 trial of BLU-945, which we refer to as our SYMPHONY trial, were presented at the AACR Annual Meeting in April 2022. BLU-945 demonstrated dose-dependent decreases in EGFR variant allele fractions via circulating tumor DNA (ctDNA) analysis and radiographic tumor reductions. BLU-945 was well-tolerated, with no significant AEs associated with wild-type EGFR inhibition. In the second quarter of 2022, we initiated a BLU-945 and osimertinib combination cohort in the ongoing Phase 1/2 SYMPHONY trial. In October 2022, preclinical data presented at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium showed that BLU-945 in combination with osimertinib prolonged tumor regression and survival in EGFR L858R-driven, treatment-naïve, patient-derived xenograft models.

In November 2022, at our Investor Day, we reported updated monotherapy dose escalation data showing BLU-945 was well-tolerated and led to target ctDNA responses and tumor shrinkage. In the late-line setting, significant off-target resistance was identified at baseline and end-of-treatment by ctDNA analysis, leading us to prioritize clinical development of BLU-945 in combination with osimertinib in the first line, where we do not expect multiple overlapping driver mutations. In addition, at our Investor Day we reported early SYMPHONY trial dose escalation data showing BLU-945 in combination with osimertinib has been well-tolerated to-date. We plan to define a recommended phase 2 dose for the combination of BLU-945 and osimertinib and initiate a dose expansion cohort in the first quarter of 2023.

EGFR-Positive NSCLC — BLU-701 and BLU-525

BLU-701 is a selective and potent investigational inhibitor of activating EGFR L858R or exon 19 deletion mutations and the on-target C797S resistance mutation. Based on emerging clinical and preclinical data, Blueprint Medicines plans to prioritize development of BLU-525, a next-generation EGFR inhibitor, and deprioritize further development of BLU-701. Compared to BLU-701, BLU-525 has a distinct chemical structure with improved kinome selectivity and differentiated metabolism, and equivalent EGFR mutation coverage, wild-type EGFR selectivity and CNS penetration. Data supporting the preclinical profile of BLU-525 were reported at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium in October 2022. We plan to submit an investigational new drug application to the FDA for BLU-525 in the first quarter of 2023.

EGFR Exon 20 Insertion-Positive NSCLC — BLU-451

BLU-451 is a selective and potent investigational inhibitor under development for the treatment of EGFR exon 20 insertion-positive NSCLC. In December 2021, we completed our acquisition of Lengo Therapeutics, Inc., along with its lead compound LNG-451, which we refer to as BLU-451. In April 2022, we presented the first preclinical data for BLU-451 at the AACR Annual Meeting demonstrating that BLU-451 is a wild-type EGFR-sparing, CNS penetrant molecule which potently inhibited a broad range of exon 20 insertions and uncommon oncogenic point mutations. In addition, BLU-451 led to measurable tumor regression in a preclinical intracranial tumor model. Based on these foundational preclinical data, in March 2022 we initiated the Phase 1/2 trial of BLU-451 in patients with EGFR-driven NSCLC harboring exon 20 insertion mutations, which we refer to as our CONCERTO trial. In November 2022, at our Investor Day, we presented a case report of a patient with EGFR exon 20 insertion-positive NSCLC, in which BLU-451 led to a confirmed partial response following prior treatment with chemotherapy and immunotherapy, CLN-081 and BDTX-189. We plan to present initial data from the CONCERTO trial of BLU-451 in the first half of 2023.

CDK2-Vulnerable Cancers — BLU-222

We are developing an investigational inhibitor, BLU-222, targeting CDK2 for the treatment of patients with CDK2-vulnerable cancers. CDK2 is cell cycle regulator and an important cancer target, with relevance across multiple malignancies, including hormone-receptor-positive breast cancer and other CCNE1 amplified tumors, such as subsets of ovarian and endometrial cancer. In subsets of patients across multiple cancer types, aberrant CCNE1 hyperactivates CDK2, resulting in cell cycle dysregulation and tumor proliferation. Aberrant CCNE1 has been observed as a primary driver of disease, as well as a mechanism of resistance to CDK4/6 inhibitors and other therapies.

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

Discovery Platform

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations, and craft drug candidates that potently and selectively target these kinases. In addition, we plan to expand our discovery platform by building capabilities, supported by external collaborations, for targeted protein degradation of both kinase and non-kinase targets in precision oncology, with the goal of advancing transformative therapies to patients and further broadening the significant productivity of our research engine. Beyond the discovery programs described above, we have multiple pre-development candidate programs for undisclosed kinase targets. In 2022, we nominated two development candidates from our discovery programs: a KIT exon 13 inhibitor, IDRX-73 (formerly known as BLU-654), and BLU-525. We will also be sharing our vision for our expanded discovery platform at our Investor Day on November 1, 2022, in New York City.

Under our targeted protein degradation collaboration with Proteovant, we plan to research and advance up to two novel protein degrader programs into development, with the option to expand to two additional programs. Under our immunotherapy collaboration with Roche, we are conducting activities for up to two discovery programs, including BLU-852. See “—Collaborations and Licenses” Summary below.

Mast Cell Disorders – wild-type KIT inhibition

We are pursuing a research program targeting wild-type KIT, which aims to build on our KIT target leadership to design a best-in-class oral precision therapy for prevalent mast cell diseases, including chronic urticaria. Wild-type KIT plays a central role in mast cell survival, proliferation and activation. In addition, mast cells are the primary effector cells in several allergic-inflammatory diseases, including both inducible and spontaneous chronic urticaria. Chronic urticaria is a debilitating inflammatory skin disorder characterized by wheals (hives), and sleep disruption, stress and anxiety due to severe itching are major contributors to disease burden. We have identified multiple examples of compounds meeting our target product profile, which includes potent and selective inhibition of wild-type KIT, low potential for drug/drug interactions, and activity that is peripherally restricted.

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

We have granted an exclusive worldwide license to Clementia, a wholly-owned subsidiary of Ipsen S.A., to develop and commercialize BLU-782.

We have granted an exclusive worldwide license to IDRx for a development candidate-stage KIT exon 13 inhibitor, IDRX-73 (formerly known as BLU-654).

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

Clementia. In October 2019, we entered into a license agreement with Clementia, a wholly-owned subsidiary of Ipsen S.A., and granted Clementia an exclusive, worldwide, royalty-bearing license to develop and commercialize BLU-782, as well as specified other compounds related to the BLU-782 program. BLU-782 is an investigational, orally available, potent and highly selective inhibitor that targets mutant ALK2 in development for the treatment of FOP. The FDA has granted a rare pediatric disease designation, orphan drug designation and fast track designation to BLU-782, each for the treatment of FOP. Clementia initiated patient dosing in a Phase 2 clinical trial of BLU-782, now referred to as IPN60130, in the first quarter of 2022.

Zai Lab. In November 2021, we entered into a collaboration with Zai Lab to develop and commercialize BLU-701, BLU-945, including their respective back-up forms and certain other forms thereof, for the treatment of EGFR-driven NSCLC in Greater China, including Mainland China, Hong Kong, Macau and Taiwan. The collaboration aims to accelerate and expand global development of BLU-701 and BLU-945, and potential future candidates.

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

IDRx. In August 2022, we entered into the IDRx License Agreement and a Stock Purchase Agreement with IDRx, a recently launched clinical-stage biopharmaceutical company. Pursuant to these agreements, we licensed a development candidate-stage KIT exon 13 inhibitor, IDRX-73 (formerly known as BLU-654), to IDRx in exchange for 4,509,105 shares of IDRx’s Series A preferred stock received as noncash consideration and the eligibility to receive up to $217.5 million in contingent cash payments, including specified development, regulatory and sales-based milestone payments and tiered royalty payments.

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

Financing Arrangement Summary

Royalty Purchase. In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma. Pursuant to this Royalty Purchase Agreement, we received an upfront cash payment of $175.0 million and the right to receive up to $165.0 million in certain milestone payments, subject to the achievement of specified net sales milestones by Roche, in exchange for all of our existing rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement.

Synthetic Royalty Facility. In June 2022, we entered a Future Revenue Purchase Agreement with Sixth Street Partners. In July 2022, upon the closing of the transaction pursuant to the Future Revenue Purchase Agreement, we received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/ AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of BLU-263, but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively.

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

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations, a license agreement, future royalty and revenue monetization, and a term loan. Through September 30, 2022, we have received an aggregate of $3.6 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering (IPO), follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding (Alexion), and $150.0 million in gross proceeds from a term loan from Sixth Street Partners. Since January 2020, we have also generated revenue through the sales of our approved drug products.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net loss was $398.9 million for the nine months ended September 30, 2022. For the year ended December 31, 2021, our net loss was $644.1 million, which included $260.0 million of expenses related to the acquisition of Lengo, and our net income was $313.9 million for the year ended December 31, 2020, primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib. Our net loss was $347.7 million for the year ended December 31, 2019. As of September 30, 2022, we had an accumulated deficit of $1,674.3 million. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses will continue to increase in connection with our ongoing activities, particularly as we:

●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize our drug and any current or future drug candidates for which we may obtain marketing approval;
●	seek marketing approval for our drug candidates, including avapritinib and pralsetinib in additional indications or avapritinib in additional geographies;
●	continue to advance clinical development activities for avapritinib and pralsetinib and initiate or advance clinical development activities for other current or future drug candidates as monotherapies or in combination with other agents;
●	continue to discover, validate and develop additional drug candidates or development candidates, including BLU-945, BLU-701, BLU-525, BLU-451, BLU-263 and BLU-222;

●	continue to manufacture increasing quantities of drug substance and drug product material for use in preclinical studies, clinical trials and commercialization and to purchase quantities of other agents for use in our clinical trial as we develop our drugs and drug candidates as potential combination therapies or for use as comparator agents;
●	conduct development and commercialization activities for companion diagnostic tests for our drugs and drug candidates;
●	conduct research and development activities under our collaborations with Roche, CStone, Zai Lab and Proteovant;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license additional businesses, technologies, drugs or drug candidates, form strategic alliances or create joint ventures with third parties; and
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel.

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

For the three and nine months ended September 30, 2022, our revenue primarily consisted of product sales of AYVAKIT/ AYVAKYT as well as collaboration and license revenue under our collaborations with CStone and Roche and license agreements with Clementia and IDRx. We transferred certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to Roche on July 1, 2021, and have not recorded any net product revenue from product sales of GAVRETO after this date. For additional information, see Note 10, Collaboration and License Agreements, to our unaudited condensed consolidated financial statements. Collaboration and license revenue for the three and nine months ended September 30, 2022 primarily includes amounts that were recognized related to upfront consideration, milestone payments, amounts due to us for supply of inventory (under our collaboration agreements) and research and development services, and royalties on drug sales.

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

Prior to receiving the initial FDA approval for AYVAKIT and GAVRETO in January 2020 and September 2020, respectively, and subsequent approval for AYVAKIT in June 2021, we manufactured inventory to be sold upon commercialization and recorded approximately $37.7 million related to this inventory as research and development expense. As a result, certain manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in prior periods and are therefore excluded from the cost of goods sold for the three and nine months ended September 30, 2022. We estimate our cost of goods sold related to product revenue as a percentage of net product revenue will continue to be positively impacted as we sell through certain inventory that was previously expensed prior to FDA approval. We expect to utilize low-cost inventory for an extended period of time. Once the low-cost inventory balances are sold through, we estimate our costs of goods sold related to product sales to remain in the mid-single digit percentage range. Cost of goods sold related to sales of drug products to our collaboration partners are at lower margins and will partially offset the positive impact of the previously expensed inventory.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our drug candidates, which include:

●	expenses incurred to acquire in-process research and development asset with no alternative future use;
●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf;
●	expenses incurred under agreements with third parties for the development and commercialization of companion diagnostic tests;
●	expenses incurred in connection with research and development activities under our immunotherapy collaboration with Roche, development activities under our collaboration for pralsetinib with Roche, and research and development activities under our collaboration with Proteovant;
●	the cost of consultants in connection with our research and development activities;
●	the cost associated with regulatory quality assurance and quality control operations;

●	the cost of lab supplies and acquiring, developing and manufacturing preclinical study materials, clinical trial materials and commercial supply materials; and
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs in support of research and development activities.

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

The following table summarizes our external research and development expenses by program for the three and nine months ended September 30, 2022 and 2021. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Avapritinib external expenses	$17,240	$13,664	$41,174	$46,169
Pralsetinib external expenses	3,028	7,744	22,658	18,529
BLU-263 external expenses	10,574	6,084	28,595	15,233
EFGR franchise (BLU-525/701/945) expenses	15,901	10,930	52,838	33,229
BLU-222 external expenses	11,454	4,042	32,173	9,290
BLU-451 external expenses	6,963	—	13,466	—
Other development and pre-development candidate expenses and unallocated expenses	28,931	14,591	69,342	46,789
Internal research and development expenses	33,890	27,364	99,333	74,918
Total research and development expenses	$127,981	$84,419	$359,579	$244,157

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

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest expense related to our financing arrangements with Royalty Pharma and Sixth Street Partners. Interest expense on liabilities related to the sale of future royalties and revenues consists of the periodic interest calculated using the effective interest rate method over the future estimated royalty payments due to Royalty Pharma and Sixth Street Partners over the life of the agreements. Interest expense on the term loan with Sixth Street Partners results from the amortization of the debt liability using the effective interest method over the maturity of the term loan. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

Interest income (expense), net also includes income earned on cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains or losses.

Income Tax Expense

Income tax expense consists of federal, state and foreign income taxes incurred.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Operations Overview—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to our critical accounting policies and estimates since December 31, 2021 with the exception of the below new policies.

Equity Investment

Investments in non-marketable equity securities of privately-held companies that do not have readily determinable fair values are carried at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Each period we assess relevant transactions to identify observable price changes, and regularly monitor these investments to evaluate whether there is an indication of impairment. We evaluate whether an investment’s fair value is less than its carrying value using an estimate of fair value, if such an estimate is available. For periods in which there is no estimate of fair value, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the value of the investment.

Liabilities related to the sale of future royalties and revenues

We account for net proceeds from sales of our rights to receive future royalty payments and from sales of future revenues as liabilities related to the sale of future royalties and revenues if we have significant continuing involvement in the generation of the related future cash flows. Interest on the liabilities related to the sale of future royalties and revenues will be recognized using the effective interest rate method over the life of the related royalty or revenue stream. The liabilities related to the sale of future royalties and revenues and the related interest expenses are based on our current estimates of future royalties and revenues as well as commercial milestones expected to be achieved and received over the life of the arrangement, which we determine by using forecasts of the underlying drug products of the underlying regions. We periodically assess the expected payments and to the extent the amount or timing of the future estimated payments is materially different than previous estimates, we account for any such change by adjusting carrying value of the liabilities related to the sale of future royalties and revenues, and prospectively recognizing the related interest expenses.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,
	2022	2021	Dollar Change	% Change

	(in thousands)
Revenues:
Product revenue, net	$28,634	$17,270	$11,364	66%
Collaboration and license revenue	9,843	6,918	2,925	42
License revenue - related party	27,500	—	27,500	100
Total revenues	65,977	24,188	41,789	173
Cost and operating expenses:
Cost of sales	3,000	3,790	(790)	(21)
Collaboration loss sharing	1,665	3,269	(1,604)	(49)
Research and development	127,981	84,419	43,562	52
Selling, general and administrative	57,608	49,806	7,802	16
Total cost and operating expenses	190,254	141,284	48,970	35
Other income (expense):
Interest income (expense), net	(8,396)	552	(8,948)	(1,621)
Other income (expense), net	396	(522)	918	176
Total other income (expense), net	(8,000)	30	(8,030)	(26,767)
Loss before income taxes	(132,277)	(117,066)	(15,211)	(13)
Income tax expense	(886)	(175)	(711)	(406)
Net loss	$(133,163)	$(117,241)	$(15,922)	(14)%

Product Revenue, Net

Net product revenue increased by $11.4 million from $17.3 million for three months ended September 30, 2021 to $28.6 million for three months ended September 30, 2022.

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

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT during the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022			2021
	United States	Rest of World	Total	United States	Rest of World	Total
AYVAKIT/AYVAKYT	$25,054	$3,580	$28,634	$14,656	$2,614	$17,270

The increase in net product revenue of AYVAKIT/AYVAKYT was primarily driven by the FDA and European Commission approvals to expand the labeled indications to include adult patients with advanced SM.

Collaboration and License Revenue

Collaboration and license revenue increased by $2.9 million from $6.9 million for the three months ended September 30, 2021 to $9.8 million for the three months ended September 30, 2022. The following table summarizes the revenue recognized from our collaboration and license agreements during the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Collaboration with Roche for pralsetinib	$4,282	$856
CStone collaboration	2,915	$4,654
Cancer immunotherapy with Roche	2,475	1,408
Other	171	—
Total collaboration and license revenue	$9,843	$6,918

Revenue recognized under our collaboration with Roche for pralsetinib for the three months ended September 30, 2022 was primarily associated with manufacturing services related to ex-US territory-specific activities and royalties on drug sales. Revenue recognized under our CStone collaboration for the three months ended September 30, 2022 was primarily generated by royalties on drug sales and the manufacturing services associated with CStone territory-specific activities during the quarter. Revenue recognized under our cancer immunotherapy collaboration with Roche for the three months ended September 30, 2022 consisted of amortization of the total transaction price of the arrangement achieved as of such period.

Revenue recognized under our collaboration with Roche for pralsetinib for the three months ended September 30, 2021 was primarily associated with manufacturing and other services related to Roche territory-specific activities. Revenue recognized under our CStone collaboration for the three months ended September 30, 2021 was primarily generated by royalties on drug sales and the manufacturing services associated with CStone territory-specific activities during the quarter, including supply of drug substance and drug product to CStone for sale in their territory. Revenue recognized under our cancer immunotherapy collaboration with Roche for three months ended September 30, 2021 consisted of amortization of the total $64.5 million of upfront and milestone payments achieved as of such period.

License revenue – Related Party

License revenue – related party was $27.5 million for the three months ended September 30, 2022, which represents the license revenue recorded under the IDRx License Agreement. For additional information, see Note 10, Collaboration and License Agreements, to our unaudited condensed consolidated financial statements.

Cost of Product Sales

Cost of product sales decreased by $0.8 million from $3.8 million during the three months ended September 30, 2021 to $3.0 million for the three months ended September 30, 2022, and was related to manufacturing costs associated with our products sales as well as costs associated with the sale of drug products to our collaboration partners. The following table summarizes the cost of sales by type during the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Cost of product sales	$710	$1,408
Cost of collaboration sales	2,290	2,382
Total cost of sales	$3,000	$3,790

The decrease in costs of product sales was primarily driven by costs incurred in the prior year that weren’t present in the current year, including a write-down of $0.4 million for the three months ended September 30, 2021. In addition, costs associated with our net product revenue remain at higher margins as certain costs associated with the manufacture of our drugs prior to FDA approval were recorded as research and development expenses and, therefore, were not included in cost of sales during such period.

Collaboration Loss Sharing

Our loss sharing under the collaboration with Roche for pralsetinib decreased by $1.6 million from $3.3 million for the three months ended September 30, 2021 to $1.7 million for the three months ended September 30, 2022.

Research and Development Expense

Research and development expense increased by $43.6 million from $84.4 million for the three months ended September 30, 2021 to $128.0 million for the three months ended September 30, 2022. The increase in research and development expense was primarily due to an increase of $26.2 million in increased clinical supply manufacturing and clinical development activities due to the progression and expansion of our clinical trials, an increase of $8.5 million in costs related to early discovery and expanding the platform, and an increase of $8.9 million in personnel expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $7.8 million from $49.8 million for the three months ended September 30, 2021 to $57.6 million for the three months ended September 30, 2022. The increase in selling, general and administrative expense was primarily related to an increase of $3.4 million in personnel expenses associated with the expansion of our commercial infrastructure for commercialization of AYVAKIT/AYVAKIT, including a $0.4 million increase in stock-based compensation expense, an increase of $3.0 million in other general expenses to operate the business, and an increase of $1.4 million in commercial expenses primarily related to the expansion of our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT.

Interest Income (Expense), Net

Interest expense, net, increased by $8.9 million from $0.6 million interest income for the three months ended September 30, 2021 to $8.4 million interest expense for the three months ended September 30, 2022. This increase was due to the interest charges on the liabilities related to the sale of future royalties and revenues with Royalty Pharma and Sixth Street Partners as well as the term loan with Sixth Street Partners.

Other Income (Expense), Net

Other income, net, increased by $0.9 million from $0.5 million expense for the three months ended September 30, 2021 to $0.4 million income for the three months ended September 30, 2022.

Income Tax Expense

Income tax expense increased by $0.7 million from $0.2 million for the three months ended September 30, 2021 to $0.9 million for three months ended September 30, 2022. In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma and a Future Revenue Purchase Agreement with Sixth Street Partners. Pursuant to the agreements, we received gross proceeds of $175.0 million from Royalty Pharma in June 2022 and $250.0 million from Sixth Street Partners in July 2022. Both cash considerations in their entirety are considered as taxable income for the calendar year ending December 31, 2022 which resulted in the Company being in an estimated taxable income position for the calendar year ending December 31, 2022 and the increase in income tax expense for three months ended September 30, 2022. For additional information, see Note 13, Income Taxes, to our unaudited condensed consolidated financial statements.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,
	2022	2021	Dollar Change	% Change

	(in thousands)
Revenues:
Product revenue, net	$80,929	$37,658	$43,271	115%
Collaboration and license revenue	56,826	35,401	21,425	61
License revenue - related party	27,500	—	27,500	100
Total revenues	165,255	73,059	92,196	126
Cost and operating expenses:
Cost of sales	12,965	10,385	2,580	25
Collaboration loss sharing	7,076	3,269	3,807	116
Research and development	359,579	244,157	115,422	47
Selling, general and administrative	173,354	141,093	32,261	23
Total cost and operating expenses	552,974	398,904	154,070	39
Other income (expense):
Interest income (expense), net	(7,527)	1,923	(9,450)	(491)
Other income (expense), net	575	(1,109)	1,684	152
Total other income (expense), net	(6,952)	814	(7,766)	(954)
Loss before income taxes	(394,671)	(325,031)	(69,640)	(21)
Income tax expense	(4,200)	(368)	(3,832)	(1,041)
Net loss	$(398,871)	$(325,399)	$(73,472)	(23)%

Product Revenue, Net

Net product revenue increased by $43.3 million from $37.7 million for the nine months ended September 30, 2021 to $80.9 million for the nine months ended September 30, 2022.

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

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT and GAVRETO during the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022			2021
	United States	Rest of World	Total	United States	Rest of World	Total
AYVAKIT/AYVAKYT	$70,888	$10,041	$80,929	$26,949	$6,003	$32,952
GAVRETO	—	—	—	4,706	—	4,706
Total product revenue, net	$70,888	$10,041	$80,929	$31,655	$6,003	$37,658

The increase in net product revenue of AYVAKIT/AYVAKYT was primarily driven by the FDA and European Commission approvals to expand the labeled indications to include adult patients with advanced SM.

Collaboration and License Revenue

Collaboration and license revenue increased by $21.4 million from $35.4 million for the nine months ended September 30, 2021 to $56.8 million for the nine months ended September 30, 2022. The following table summarizes the revenue recognized from our collaboration and license agreements during the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Clementia license agreement	$30,000	$40
CStone collaboration	18,209	26,228
Collaboration with Roche for pralsetinib	5,573	4,539
Cancer immunotherapy with Roche	1,710	4,293
Other	1,334	301
Total collaboration and license revenue	$56,826	$35,401

Revenue recognized under our license agreement with Clementia for the nine months ended September 30, 2022 consisted of a specified development milestone payment. Revenue recognized under our CStone collaboration for the nine months ended September 30, 2022 consisted of $4.0 million in a specified regulatory milestone payment and $14.2 million associated with the manufacturing services related to CStone territory-specific activities and royalties on drug sales. Revenue recognized under our collaboration with Roche for pralsetinib for the nine months ended September 30, 2022 was associated with manufacturing services related to ex-US territory-specific activities and royalties on drug sales. Revenue recognized under our cancer immunotherapy collaboration with Roche for the nine months ended September 30, 2022 consisted of amortization of the total transaction price of the arrangement achieved as of such period.

Revenue recognized under our CStone collaboration for the nine months ended September 30, 2021 primarily consisted of $9.0 million in milestone revenue related to regulatory and development milestones that were achieved during the period and $17.2 million related to manufacturing services associated with CStone territory-specific activities during the period, including supply of drug substance and drug product to CStone for sale in their territory, and royalties on the drug sales. Revenue recognized under our collaboration with Roche for pralsetinib for the nine months ended September 30, 2021 was associated with manufacturing and other services related to Roche territory-specific activities. Revenue recognized under our cancer immunotherapy collaboration with Roche for the nine months ended September 30, 2021 was primarily related to amortization of the $64.5 million of upfront and milestone payments received as of such period.

License Revenue – Related Party

License revenue – related party was $27.5 million for the nine months ended September 30, 2022, which represents license revenue recorded under the IDRx License Agreement. For additional information, see Note 10, Collaboration and License Agreements, to our unaudited condensed consolidated financial statements.

Cost of Product Sales

Cost of product sales increased by $2.6 million from $10.4 million during the nine months ended September 30, 2021 to $13.0 million for the nine months ended September 30, 2022, and was related to manufacturing costs associated with our products sales as well as costs associated with the sale of drug product to our collaboration partners. The following table summarizes the cost of sales by type during the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cost of product sales	$2,139	$2,872
Cost of collaboration sales	10,826	7,513
Total cost of sales	$12,965	$10,385

The increase in total costs of sales was primarily driven by the increase in sales to our collaboration partners. The decrease in cost of product sales was driven by costs incurred in the prior year that weren’t present in the current year, including a write-down of $0.8 million for the nine months ended September 30, 2021. Costs associated with our net product revenue remain at higher margins as certain costs associated with the manufacture of our drugs prior to FDA approval were recorded as research and development expenses and, therefore, were not included in cost of sales during such period.

Collaboration Loss Sharing

Our loss sharing under the collaboration with Roche for pralsetinib increased by $3.8 million from $3.3 million for the nine months ended September 30, 2021 to $7.1 million for the nine months ended September 30, 2022.

Research and Development Expense

Research and development expense increased by $115.4 million from $244.2 million for the nine months ended September 30, 2021 to $359.6 million for the nine months ended September 30, 2022. The increase in research and development expense was primarily due to an increase of $67.7 million in increased clinical supply manufacturing and clinical development activities due to the progression and expansion of our clinical trials, an increase of $22.2 million in costs related to early discovery and expanding the platform, and an increase of $25.5 million in personnel expenses, including an increase of $0.9 million in stock-based compensation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $32.3 million from $141.1 million for the nine months ended September 30, 2021 to $173.4 million for the nine months ended September 30, 2022. The increase in selling, general and administrative expense was primarily related to an increase of $19.3 million in personnel expenses, including a $3.0 million increase in stock-based compensation expense, an increase of $9.6 million in other general expenses to operate the business, and an increase of $3.3 million in commercial expenses primarily related to the expansion of our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT.

Interest Income (Expense), Net

Interest expense, net, increased by $9.5 million from $1.9 million interest income for the nine months ended September 30, 2021 to $7.5 million interest expense for the nine months ended September 30, 2022. This increase was due to the interest charges on the liabilities related to the sale of future royalties and revenues with Royalty Pharma and Sixth Street Partners as well as the term loan with Sixth Street Partners.

Other Income (Expense), Net

Other income (expense), net, increased by $1.7 million from $1.1 million expense for the nine months ended September 30, 2021 to $0.6 million income for the nine months ended September 30, 2022.

Income Tax Expense

Income tax expense increased by $3.8 million from $0.4 million for the nine months ended September 30, 2021 to $4.2 million for the nine months ended September 30, 2022. In June, 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma and a Future Revenue Purchase Agreement with Sixth Street Partners. Pursuant to the agreements, we received gross proceeds of $175.0 million from Royalty Pharma in June 2022 and $250.0 million from Sixth Street Partners in July 2022. Both cash considerations in their entirety are considered as taxable income for the calendar year ending December 31, 2022 which resulted in the Company being in a taxable income position for the calendar year ending December 31, 2022 and the increase in income tax expense for the nine months ended September 30, 2022. For additional information, see Note 13, Income Taxes, to our unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations, a license agreement, future royalty and revenue monetization, and a term loan. Through September 30, 2022, we have received an aggregate of $3.6 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion, and $150.0 million in gross proceeds from a term loan from Sixth Street Partners. Since January 2020, we have also generated revenue through the sales of our approved drug products.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $1,192.6 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(380,872)	$(284,539)
Net cash provided by (used in) investing activities	(96,258)	121,094
Net cash provided by financing activities	559,319	32,787
Net increase (decrease) in cash, cash equivalents, and restricted cash	$82,189	$(130,658)

Net Cash Used in Operating Activities. For the nine months ended September 30, 2022, compared to the same period in 2021, the $96.3 million increase in net cash used in operating activities was primarily due to an increase of $73.5 million in the net loss.

Net Cash Provided by (Used in) Investing Activities. For the nine months ended September 30, 2022, compared to the same period in 2021, the $217.4 million increase in net cash used in investing activities was primarily due to an increase of $211.5 million in net proceeds used to purchase available-for-sale marketable securities.

Net Cash Provided by Financing Activities. For the nine months ended September 30, 2022, compared to the same period in 2021, the $526.5 million increase in net cash provided by financing activities was due to an increase of $553.6 million in net proceeds received under the Royalty Purchase Agreement with Royalty Pharma, the Future Revenue Purchase Agreement with Sixth Street Partners, and the term loan with Sixth Street Partners, which was partially offset by a decrease in net proceeds received from stock options exercises and employee stock purchase plan.

Debt Financing

In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma. Pursuant to the Royalty Purchase Agreement, we received an upfront payment of $175.0 million in consideration for our rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of September 30, 2022, the carrying value of the liability related to this arrangement was $173.6 million.

Pursuant to the Royalty Purchase Agreement, we are eligible to receive certain milestone payments totaling up to $165.0 million, subject to the achievement of specified net sales milestones by Roche. The potential milestone payments will be added to the carrying value of the liability related to this arrangement when the milestones are achieved and received. For additional information, see Note 3, Financing Arrangements to our unaudited condensed consolidated financial statements.

In July 2022, we closed a Future Revenue Purchase Agreement with Sixth Street Partners and received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/ AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of BLU-263, but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of September 30, 2022, the carrying value of the liability related to this arrangement was $250.1 million.

In July 2022, we closed a Financing Agreement for up to $660.0 million with Sixth Street Partners. The Financing Agreement entered into by the parties in connection with the transaction provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus six and one half percent (6.50%) or the base rate plus five and one half percent (5.50%), subject to a floor of one percent (1%) and two percent (2%) with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan. As of September 30, 2022, the carrying value of the term loan was $138.4 million.

Our obligations under the financing agreement will be secured, subject to certain exceptions, by security interests in the substantially all of our assets and our certain subsidiaries. The financing agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict the our ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The financing agreement also requires us to have consolidated liquidity of at least (i) $50.0 million during the period commencing from the date on which the term loans are funded to the date which is the day before the next term loans are funded and (ii) $80.0 million for each day thereafter. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $1,192.6 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

Our future capital requirements will depend on many factors, including:

●	the success of our commercialization efforts and market acceptance for AYVAKIT/AYVAKYT, GAVRETO or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT/AYVAKYT and any of our current or future drug candidates for which we receive marketing approval;
●	the costs of securing manufacturing, packaging and labeling arrangements to ensure adequate supply for development activities and commercial production, including API, drug substance and drug product material for use in preclinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the cost of purchasing quantities of agents for use in our clinical trials in connection with our efforts to develop our drugs and drug candidates, including for development as combination therapies;
●	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including seeking marketing approval for avapritinib and pralsetinib for additional indications or avapritinib in additional geographies;
●	the success of our collaborations with Roche, CStone, Zai Lab and Proteovant and our license agreements with Clementia and IDRx, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration or license agreements, or any collaboration, partnership or license agreements that we may enter into in the future;

●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the success of our current or future collaborations for the development and commercialization of companion diagnostic tests;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Roche, CStone and Zai Lab, the license agreements with Clementia and IDRx, the Royalty Purchase Agreement with Royalty Pharma, and the Financing Agreement with Sixth Street Partners, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Additional debt financing, if available, would increase our fixed payment obligations and may involve agreements that include additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

During the nine months ended September 30, 2022, there was a $4.0 million decrease in the Company’s contractual obligations described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities of $1,192.6 million and $1,034.6 million, respectively, consisting primarily of money market funds and investments in U.S. government agency and treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from monetary policy from the U.S. and international central banks, inflationary pressures and the Russian invasion of Ukraine. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2022 and December 31, 2021, we held limited funds and future obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the three and nine months ended September 30, 2022. However, if inflation remains at current levels for an extended period of time, or increases, our costs are likely to increase, which may negatively impact our margins and cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings, nor are we aware of any governmental proceedings involving potential monetary sanctions of $300,000 or more.

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

We have two approved precision therapies, AYVAKIT/AYVAKYT and GAVRETO. While we have been commercializing AYVAKIT in the U.S. and in Europe and co-commercializing GAVRETO with Roche in the U.S., we have limited experience as a commercial company, and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. Marketing applications for avapritinib and pralsetinib are currently under review or planned in the U.S. or globally. To execute our business plan, in addition to successfully marketing and selling our approved drugs, we will need to successfully:

●establish and maintain our relationships with healthcare providers who will be treating patients who may receive our drugs and any future drugs;
●obtain and maintain adequate pricing and reimbursement for AYVAKIT/AYVAKYT and any future drugs;
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

We are developing BLU-945 and BLU-525 for treatment-resistant EGFR-mutated NSCLC, which, if approved, will face competition from AstraZeneca plc’s osimertinib and aumolertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRX, Inc. and approved in China. In addition, BLU-945 and BLU-525 may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Allist Pharmaceuticals, Arrivent Biopharma, Inc., Betta Pharmaceuticals, Black Diamond Therapeutics, Inc., Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., Daiichi Sankyo Company, Limited, EpimAb Biotherapeutics, Inc., Janssen Pharmaceuticals, Inc., J Ints Bio, Kanaph Therapeutics, Merus N.V., SystImmune, Inc., Theseus Pharmaceuticals, Inc., RedCloud Bio, and Erasca, Inc. BLU-945 and BLU-525 may also face indirect competition from chemotherapeutic agents and immuno-oncology products, including those developed by AstraZeneca PLC, Bristol-Myers Squibb Company, EMD Serono & Pfizer Inc., Merck & Co., and Regeneron Pharmaceuticals, Inc.

We are developing BLU-451 for EGFR exon 20 insertion-positive NSCLC, which, if approved, will face competition from Janssen Pharmaceuticals, Inc. and Takeda Pharmaceuticals. In addition, BLU-451 may face competition from drug candidates in development for EGFR exon 20 insertion-positive NSCLC, including those being developed by Abbisko Therapeutics Co., Ltd., Arthrosi Therapeutics, Bayer AG, Cullinan Oncology, Inc., Dizal Pharmaceutical Co. Ltd., Shenzhen Forward Pharmaceutical Co., Ltd., Shanghai Junshi Biosciences Co., Ltd., Oric Pharmaceuticals, Inc., and Scorpion Therapeutics, Inc. BLU-451 may also face indirect competition from chemotherapeutic agents and immuno-oncology products, including those developed by AstraZeneca PLC, Bristol-Myers Squibb Company, EMD Serono & Pfizer Inc., Merck & Co., and Regeneron Pharmaceuticals, Inc.

We are developing BLU-222 for cancers vulnerable to CDK2 inhibition, including cyclin E aberrant cancers, which, if approved, will face competition from indication-specific therapies such as Genentech’s bevacizumab, AstraZeneca and Merck’s olaparib, AstraZeneca and Daiichi Sankyo’s trastuzumab deruxtecan, Gilead’s sacituzumab govitecan-hziy, Clovis Oncology’s rucaparib, GSK’s niraparib, Merck’s pembrolizumab, and Eisai’s lenvatinib. In addition, BLU-222 may face competition from drug candidates in development, including those being developed by Allorian Therapeutics, Inc., Anrui Biomend, Aucentra Therapeutics, Incyclix Bio LLC, Cedilla Therapeutics, Inc., Cyclacel Pharmaceuticals Inc., Debiopharm Group, Impact Therapeutics, Inc., Incyte Corporation, Monte Rosa Therapeutics, Inc., Nuvation Bio, Inc., Regor Therapeutics Inc., Schrodinger, Inc., Simcere Pharmaceutical, Pfizer Inc., AstraZeneca plc, Zentalis Pharmaceuticals, Inc., Relay Therapeutics, and Repare Therapeutics, Inc.

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

Our drug candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication or a related companion diagnostic test is suitable to identify appropriate patient populations;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere;
●	the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
●	delays or disruptions impacting the FDA or comparable foreign regulatory authorities due to the ongoing COVID-19 pandemic, including delays in the review and approval of applications or the conduct of inspections.

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

We intend to develop, launch and commercialize BLU-945, BLU-525, BLU-222 and potentially other drug candidates in combination with one or more approved or unapproved therapies. Even if any drug candidate we develop were to receive marketing approval for use in combination with other approved therapies, the FDA, the EMA or other regulatory authorities could still revoke approval of the therapy used in combination with our drug candidate. If the therapies used in combination with our drug candidates are replaced as the standard of care for the indications we choose for any of our drug candidates, the FDA, EMA or regulatory authorities may require us to conduct additional clinical trials which may experience complications surrounding trial execution, such as complexities surrounding trial design, establishing trial protocols and interpretability of results, clinical site access and initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues or a lack of clinically relevant activity. The uncertainty resulting for the use of our drug candidates in combination with other approved or unapproved therapies may make it difficult to accurately predict side effects in the future clinical trials. The occurrence of any of these risks could result in our own drug candidates, if approved, being removed from the market if they are not also approved as monotherapies or being less successful commercially.

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

The United States has enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current drug candidates or any future drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known. See section entitled “Business – Coverage and Reimbursement” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations, a license agreement, future royalty and revenue monetization, and a term loan. Through September 30, 2022, we have received an aggregate of $3.6 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion, and $150.0 million in gross proceeds from a term loan from Sixth Street Partners. Since January 2020, we also have generated revenue through sales of our drug products.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net loss was $398.9 million for the nine months ended September 30, 2022. For the year ended December 31, 2021, our net loss was $644.1 million, which included $260.0 million of expenses related to the acquisition of Lengo, and our net income was $313.9 million for the year ended December 31, 2020 primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib. Our net loss was $347.7 million for the year ended December 31, 2019. As of September 30, 2022, we had an accumulated deficit of $1,674.3 million.

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
●maintain and, if necessary, expand a sales, marketing and distribution infrastructure to commercialize AYVAKIT/AYVAKYT and any current or future drug candidates for which we obtain marketing approval; and
●achieve market acceptance in the medical community and with third-party payors for AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval.

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
●the success of our collaborations with Roche, CStone and Zai Lab and our license agreements with Clementia and IDRx, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Roche, CStone and Zai Lab and our license agreements with Clementia and IDRx, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

In June 2022, we entered into a Future Revenue Purchase Agreement with Sixth Street Partners, the other purchasers from time to time party thereto, and Sixth Street Partners as representative for the purchasers, pursuant to which, we sold our right to receive future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/ AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of BLU-263, but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively. As consideration for the arrangement, we received $250.0 million in cash in July 2022 upon the transactions closing.

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

The financing agreement requires us to make certain payments of principal and interest over time and contains several other restrictive covenants. Among other requirements of the financing agreement, we and our subsidiaries party to the financing agreement must maintain a minimum consolidated liquidity of $80.0 million. These and other terms in the Sixth Street Financing Agreement could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business.

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

We have entered into collaborations and licenses with Roche, CStone, Zai Lab, Proteovant, Clementia and IDRx, for the development and commercialization of several of our drugs and drug candidates, and may enter into additional collaborations and licenses with other third parties in the future. The success of these arrangements will depend heavily on the efforts and activities of our collaborators and licensing partners. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. In some situations, we may not be able to influence our collaboration partners’ decisions regarding the development and collaboration of our partnered drugs and drug candidates, and as a result, our collaboration partners may not pursue or prioritize the development and commercialization of those partnered drugs and drug candidates in a manner that is in our best interest. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement or result in litigation or arbitration, which would be time-consuming and expensive. Licensors generally have sole discretion in determining the efforts and resources that they will apply to the licensed products.

Collaborations and licenses with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. For example, in the fourth quarter of 2017, Alexion terminated our collaboration related to fibrodysplasia ossificans progressiva for convenience following a strategic review by Alexion of its research and development portfolio. Any termination or expiration of our collaboration or license agreements with Roche, CStone, Zai Lab, Proteovant, Clementia or IDRx, or of any future collaboration or license agreement, could adversely affect us financially or harm our business reputation.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

We own or license patents and patent applications that relate to our approved drugs AYVAKIT® (avapritinib) and GAVRETO® (pralsetinib) and our drug candidates BLU-263, BLU-945, BLU-701, BLU-451, BLU-222, BLU-852 and BLU-525. We also own or license patents and patent applications relating to other compounds that are inhibitors of KIT and PDGFRA, RET, EGFR, CDK2, and MAP4K1 as well as methods of use, formulations, solid state forms, and manufacturing processes. The issued U.S. patent directed to AYVAKIT® composition of matter has a statutory expiration date in 2034, the issued U.S. patent directed to GAVRETO® composition of matter has a statutory expiration date in 2036.

As of September 30, 2022, the patent portfolio for our KIT and PDGFRA program, including AYVAKIT® and BLU-263 contains 12 issued U.S. patents, 20 issued foreign patents, including two European patents validated in 38 and 12 countries, six pending U.S. non-provisional patent applications, one pending U.S. provisional application, four pending PCT international patent applications and 55 pending foreign patent applications. The patents that have issued or will issue covering our KIT and PDGFRA program will have a statutory expiration date between 2034 and 2043. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

As of September 30, 2022, the patent portfolio for our RET program, including GAVRETO® contains nine issued U.S. patents, four pending U.S. non-provisional patent applications, three pending PCT international applications, 53 pending foreign patent applications and 14 issued foreign patents. The patents that have issued or will issue covering our RET program will have a statutory expiration date between 2036 and 2041. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

As of September 30, 2022, the patent portfolio for our EGFR program, including BLU-945, BLU-701, BLU-451 and BLU-525, contains one issued U.S. patent, four pending U.S. non-provisional patent applications, 8 pending U.S. provisional applications, 11 pending PCT international patent applications and 53 pending foreign patent applications and three issued foreign patents, including one European patent validated in 6 countries directed to our EGFR program, including BLU-945, BLU-701 and BLU-451. The patents that have issued or will issue covering our EGFR program will have a statutory expiration date between 2034 and 2043. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

As of September 30, 2022, the patent portfolio for our CDK2 program, including BLU-222 contains one pending U.S. non-provisional application, two pending U.S. provisional applications, two pending PCT international applications, and four pending foreign patent applications. The patents that will issue covering our CDK2 program will have a statutory expiration date of 2042. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

As of September 30, 2022, the patent portfolio for our MAP4K1 program, including BLU-852 contains two pending U.S. non-provisional applications, no pending U.S. provisional applications, three pending PCT international applications, and nine pending foreign patent applications. The patents that will issue covering our MAP4K1 program will have a statutory expiration date of between 2041 and 2042. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

The intellectual property portfolio directed to our platform includes patents and patent applications directed to novel gene fusions and the uses of these fusions for detecting and treating conditions implicated with these fusions. As of September 30, 2022, the patent portfolio directed to our platform contains nine issued U.S. patents, five pending U.S. non-provisional patent applications, one pending European Union patent applications and seven issued European patents. Any U.S. or ex-U.S. patent issuing from the pending applications directed to this technology, if issued, will have statutory expiration dates ranging from 2034 to 2035.

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

As of October 15, 2022, we had 602 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Geopolitical risks associated with the Russian invasion of Ukraine could have an adverse impact on our business, financial condition and results of operations, including our clinical trials.

On February 24, 2022, Russian forces invaded Ukraine, which has resulted in conflict and disruption in the region. In response to this action taken by Russia, the U.S. and other countries immediately imposed various economic sanctions against Russia. In the event Russia’s invasion continues or geographically expands, additional governmental sanctions may be enacted. The uncertain nature of this evolving situation, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, have also contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.

Additionally, the ongoing conflict in Ukraine may disrupt the ability of our commercial research organizations, or CROs, to conduct clinical trials at certain sites in Ukraine. Moreover, enrollment and retention of clinical trial participants may be adversely affected. The overall impact of this conflict on our ability to conduct clinical trials at certain sites in future periods is hard to predict. However, interruptions of our clinical trials could significantly delay our clinical development plans and potential authorization or approval of our product candidates, which could increase our costs and impact our timelines for commercializing certain of our product candidates.

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

Foreign currency exchange rates fluctuations could have an adverse impact on our operating results.

From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact on net income, but our overall expenses will increase, having a negative impact. Conversely, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact on net income, but our overall expenses will decrease, having a positive impact. Continued fluctuations in foreign exchange rates can impact our operating results and financial condition.

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

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through October 28, 2022. As a result of this volatility, our stockholders could incur substantial losses.

The stock market in general has recently experienced relatively large price and volume fluctuations, particularly in response to the COVID-19 outbreak. In particular, the market prices of securities of Nasdaq listed and biopharmaceutical companies have experienced extreme fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could include a decline in the value of our common stock. In addition, the market price for our common stock may be influenced by many factors, including:

●	the success of commercialization of our drugs and drug candidates, if approved;
●	the success of competitive drugs or technologies;

●	results of clinical trials of our drug candidates or those of our competitors;
●	regulatory or legal developments in the U.S. and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our drug candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional drug candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	natural disasters, epidemic or pandemic disease outbreaks, including the COVID-19 pandemic, the ongoing conflict in Ukraine, trade wars, political unrest or other similar events;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. In February 2022, we entered into a new sales agreement with Cowen and Company, LLC through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million, subject to the terms and conditions of the new sales agreement. If we seek authorization to sell additional shares of common stock under the sales agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

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

Blueprint Medicines Corporation

Date: November 1, 2022	By:	/s/ Kathryn Haviland
Kathryn Haviland
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 1, 2022	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)