Form 10-K
period 2022-12-31
Blueprint Medicines Corp
filed 2023-02-16
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☑

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on the Nasdaq Global Select Market on such date, was approximately $3,003,938,145.

Number of shares of the registrant’s common stock, par value $0.001 per share, outstanding on February 14, 2023: 59,983,533

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

●	We are in the process of growing as a commercial company and the marketing and sale of AYVAKIT® (avapritinib) (marketed in Europe under the brand name AYVAKYT®), GAVRETO® (pralsetinib) or any future approved drugs may be unsuccessful or less successful than anticipated.
●	The commercial success of our current and future drugs will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
●	If the market opportunities for our approved drugs or drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be adversely affected.
●	We face substantial competition, which may result in our commercial opportunity being reduced or limited by others commercializing, developing or discovering drugs before or more successfully than we do.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any of our approved drugs or drug candidates that we may develop.
●	If we are unable to obtain regulatory approval for our drug candidates, including for avapritinib and pralsetinib for additional indications or in additional geographies, and ultimately commercialize them, or experience significant delays in doing so, our business may be materially harmed.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates and, if applicable, for any related companion diagnostic tests, we will not be able to commercialize, or may be delayed in commercializing, such drug candidates, and our ability to generate revenue will be materially impaired.
●	Our drugs and drug candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, result in restrictive distribution or result in other negative consequences following marketing approval, if any.
●	Positive preclinical data, individual case report presentations, and interim or early or clinical results for our drug candidates may not be indicative of future results and may not evolve into final clinical data that supports continued clinical development or into registration-enabling data.
●	We may not be successful in our efforts to expand our pipeline of drug candidates.

●	We are required to comply with comprehensive and ongoing regulatory requirements for any of our current or future approved drugs, including conducting confirmatory clinical trials for any drug that receives accelerated approval. In addition, our current or future approved drugs could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.
●	We have incurred operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	We have entered into collaborations and licenses with our partners for the development and commercialization of several of our drugs and drug candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these drugs and drug candidates.
●	We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.
●	We contract with third parties for the manufacture of our approved drugs and drug candidates, including for preclinical, clinical and commercial supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our approved drugs or drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and drugs or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
●	Our business, results of operations and future growth prospects could be materially and adversely affected by the ongoing COVID-19 pandemic.
●	We may acquire or in-license businesses, technologies or platforms, approved drugs, drug candidates or discovery-stage programs, or form strategic alliances, collaborations or partnerships, in the future, and we may not realize the benefits of such acquisitions, in-licenses, alliances, collaborations or partnerships.
●	The price of our common stock has been and may in the future be volatile and fluctuate substantially.

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

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT (avapritinib) (marketed in Europe under the brand name AYVAKYT), GAVRETO (pralsetinib) and any current and future drug candidates for which we receive marketing approval;
●	our expectations regarding the potential benefits of AYVAKIT/AYVAKYT and any current and future drug candidates in treating patients with indolent SM and advanced SM;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for our current and future drug candidates and research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope and length of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;
●	the potential benefits of our collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc. to develop and commercialize pralsetinib globally (excluding Greater China), our cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., our collaboration with CStone Pharmaceuticals to develop and commercialize avapritinib, pralsetinib and fisogatinib in Greater China, our collaboration with Zai Lab to develop and commercialize BLU-525 and BLU-945, and any respective back-up forms and certain other forms thereof, as inhibitors of epidermal growth factor receptor (EGFR) in Greater China, our collaboration with Oncopia Therapeutics, Inc., d/b/a Proteovant Therapeutics, Inc. (Proteovant), to research and advance novel targeted protein degrader therapies to address medical needs in oncology and hematology, as well as our ability to maintain these collaborations and establish additional strategic collaborations;

●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc., a wholly-owned subsidiary of Ipsen S.A. (Clementia), to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;
●	the potential benefits of our strategic financing transactions with Garnich Adjacent Investments S.a.r.l. (Sixth Street Partners) and Royalty Pharma Investments 2019 ICAV (Royalty Pharma) and the potential acceleration of our commercial products and pipeline resulting from the non-dilutive growth capital;
●	the potential benefits of our license agreement with IDRx, Inc. (IDRx) to develop our development candidate-stage KIT exon 13 inhibitor, IDRX-73, for the treatment of drug-resistant mutations of non-PDGFR-driven gastrointestinal stromal tumor (GIST);
●	the development of companion diagnostic tests for our current or future drugs or drug candidates;
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry;
●	the actual or potential benefits of designations granted by U.S. Food and Drug Administration (FDA), such as orphan drug, fast track and breakthrough therapy designation or priority review; and
●	the impact and scope of the ongoing COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones, including our ongoing and planned research and discovery activities, ability to conduct ongoing and planned clinical trials, clinical supply of our current or future drug candidates or third-party products intended for use as combination therapies or as comparator agents, and the launch, marketing, sale and commercial supply of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval.

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

Part I

Item 1. Business.

Overview

We are a global precision therapy company that is inventing life-changing medicines for people with cancer and blood disorders. Applying an approach that is both precise and agile, we create therapies that selectively target genetic drivers, with the goal of staying one step ahead across stages of disease. Since 2011, we have leveraged our research platform, including expertise in molecular targeting and world-class drug design capabilities, to rapidly and reproducibly translate science into a broad pipeline of precision therapies. Today, we are delivering our approved medicines, AYVAKIT®/AYVAKYT® (avapritinib) and GAVRETO® (pralsetinib), to patients in the U.S. and Europe, and we are globally advancing multiple programs for systemic mastocytosis, or SM, lung cancer, breast cancer and other genomically defined cancers, and cancer immunotherapy.

Our drug discovery approach combines our biological insights with our proprietary compound library and chemistry expertise to design highly selective and potent precision therapies. We aim to enable potent target inhibition that provides significant and durable clinical responses, limit side effects driven by off-target activity and combine therapies to shut down disease drivers and resistance, with the goal of delivering significant and durable clinical benefit to patients based on the genetic driver of their disease. This uniquely targeted, scalable approach is designed to empower the rapid design and development of new treatments and increase the likelihood of success. In addition, our business model integrates our research engine with robust clinical development and commercial capabilities in oncology and hematology to create a cycle of innovation.

At our Investor Day held in November 2022, we announced our five-year 2027 Blueprint strategy to achieve what we are calling Precision at Scale, which aims to bring the promise of precision medicine to impact larger patient populations by leveraging the strength of our scientific leadership, proven development capability, and global integrated business. Building on our significant achievements over the last decade, the five-year 2027 Blueprint strategy aims to double our impact across multiple measures of portfolio strength in about half the time.

Specifically, our key strategies and upcoming goals are:

●	Launch AYVAKIT in indolent SM, improving treatment options for patients across the spectrum of the disease and expanding the company's leadership position in SM.
●	Advance a robust portfolio of innovative clinical programs, addressing broader patient populations, towards registration.
●	Grow our research and development pipeline with diverse, high-value programs from the company's prolific scientific platform

Systemic Mastocytosis and other Mast Cell Disorders — AYVAKIT®/AYVAKYT® (avapritinib) and Elenestinib (BLU-263)

Avapritinib

We are commercializing avapritinib for the treatment of advanced SM and developing avapritinib for the treatment of indolent SM. SM is a rare hematologic disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and, in advanced forms of the disease, organ dysfunction and failure. Nearly all cases of SM are driven by the KIT D816V mutation, which aberrantly activates mast cells.

Avapritinib is approved in the U.S. under the brand name AYVAKIT for the treatment of adult patients with advanced SM, including aggressive SM or ASM, SM with an associated hematological neoplasm or SM-AHN, and mast cell leukemia or MCL. In March 2022, the European Commission expanded the marketing authorization for AYVAKYT to include the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy. After receiving the European Commission’s approval, we launched AYVAKYT in Europe. These approvals were supported by our ongoing Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and our ongoing Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial.

At the European Hematology Association, or EHA, Annual Meeting in June 2022, we presented data showing that AYVAKIT improved overall survival, or OS, and other clinical outcomes in EXPLORER and PATHFINDER trial patients with advanced SM, when indirectly compared to real-world data for prior best available therapies.

At the American Society of Hematology, or ASH, Annual Meeting in December 2022, we reported EXPLORER and PATHFINDER trial data showing high, durable response rates and prolonged OS in patients with advanced SM. Safety data were consistent with previously reported results and the FDA approved labeling of AYVAKIT, and reinforce the favorable benefit-risk profile of AYVAKIT at the 200 mg once-daily recommended dose.

In addition, we are evaluating avapritinib in an ongoing registration-enabling Phase 2 clinical trial in indolent SM, which we refer to as our PIONEER trial. In August 2022, we reported positive top-line data for Part 2 of the PIONEER trial of AYVAKIT plus best available care versus placebo plus best available care, or the control arm, demonstrating clinically meaningful and highly significant improvements across the primary and key secondary endpoints, including patient-reported symptoms and objective measures of mast cell burden. AYVAKIT had a favorable safety profile compared to the control arm, supporting the potential for long-term treatment. Based on these positive results and a strong safety profile, we submitted a supplemental new drug application, or sNDA, to the FDA for AYVAKIT in indolent SM in November 2022. The FDA accepted this sNDA and granted priority review, with an action date of May 22, 2023 under the Prescription Drug User Fee Act, or PDUFA. In addition, the European Medicines Agency, or EMA, validated a type II variation marketing authorization application, or MAA, for AYVAKYT in indolent SM with a start of procedure date of January 27, 2023. We plan to present registrational PIONEER trial data for AYVAKIT in indolent SM at the American Academy of Allergy, Asthma and Immunology, or AAAAI, Annual Meeting in February 2023.

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

Elenestinib (BLU-263)

We are developing elenestinib, or BLU-263, an investigational, orally available, potent and highly selective KIT inhibitor, for the treatment of indolent SM and other mast cell disorders. Elenestinib is designed to have equivalent potency as avapritinib, with low off-target activity and lower penetration of the central nervous system, or CNS, relative to avapritinib based on preclinical data, which we believe will enable development of elenestinib for the treatment of indolent SM.

We are evaluating elenestinib in an ongoing Phase 2/3 clinical trial in indolent SM, which we refer to as our HARBOR trial. In December 2022, we announced top-line, 12-week data from the dose-finding Part 1 of the HARBOR trial. Elenestinib showed improved measures of mast cell burden and patient-reported symptoms, and safety data were consistent with the preclinical profile of elenestinib and a completed Phase 1 healthy volunteer trial. We plan to present HARBOR Part 1 trial data for elenestinib in indolent SM at a medical conference in the second half of 2023.

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

Through our collaboration with Roche, the European Commission granted conditional marketing authorization for GAVRETO as a monotherapy for the treatment of adults with RET fusion-positive advanced NSCLC not previously treated with a RET inhibitor. In November 2022, Roche withdrew its type II variation MAA to the EMA for pralsetinib for RET-altered thyroid cancers in the second-line. Roche stated a change in strategy as the reason for the withdrawal, and that it was unrelated to product quality, efficacy or safety.

Through our collaboration with CStone, GAVRETO is approved by China’s National Medicinal Products Administration, or NMPA, for the treatment of patients with RET fusion-positive NSCLC previously treated with platinum-based chemotherapy. In March 2022, China’s NMPA approved GAVRETO for the treatment of RET-mutant MTC and RET fusion-positive thyroid cancer. In January 2023, the Taiwan Food and Drug Administration, or TFDA, approved GAVRETO for the treatment of adult patients with RET fusion-positive locally advanced or metastatic NSCLC, RET-mutant MTC and RET fusion-positive thyroid cancer. GAVRETO was approved in Hong Kong in July 2022 for the treatment of RET fusion-positive NSCLC.

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

Through our collaboration with CStone, AYVAKIT is approved by China’s NMPA for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and also received accelerated approval from the TFDA and approval in Hong Kong, both for adults with unresectable or metastatic GIST harboring PDGFRA D842V mutations.

The FDA has granted breakthrough therapy designation for avapritinib for the treatment of unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In addition, the FDA has granted orphan drug designation to avapritinib for the treatment of GIST, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST.

EGFR-Mutated NSCLC – BLU-945, BLU-701, BLU-525 and BLU-451

We are developing a portfolio of investigational epidermal growth factor receptor (EGFR) inhibitors with the potential to address a spectrum of common and uncommon EGFR activating mutations, including exon 19 deletions, the L858R mutation and exon 20 insertions. Patients with EGFR-driven NSCLC have high medical needs despite current standards of care. First, osimertinib has demonstrated shorter OS and progression-free survival, or PFS, in patients whose tumors have activating L858R mutations, and there are limited treatment options for exon 20 insertion-driven NSCLC. Second, the majority of patients will ultimately progress due to tumor resistance, and preventing mutations from emerging is an important treatment goal. Third, the brain is a common site of disease progression that has proven difficult to treat. We are working to address these challenges and prolong patient benefit by advancing development of rational combinations with our investigational EGFR therapies. Ultimately, we are seeking to address the significant medical needs in EGFR-mutant NSCLC that affect approximately 60,000 patients in major markets, including the U.S., European Union or EU, the UK, and Japan.

EGFR-Positive NSCLC — BLU-945

BLU-945 is a selective and potent investigational inhibitor of the activating EGFR L858R mutation and on-target T790M and C797X resistance mutations. Early data from the ongoing dose escalation part of the Phase 1/2 trial of BLU-945, which we refer to as our SYMPHONY trial, were presented at the American Association for Cancer Research, or AACR Annual Meeting in April 2022. BLU-945 demonstrated dose-dependent decreases in EGFR variant allele fractions via circulating tumor DNA, or ctDNA, analysis and radiographic tumor reductions. BLU-945 was generally well-tolerated, with no significant adverse events, or AEs, associated with wild-type EGFR inhibition. In the second quarter of 2022, we initiated a BLU-945 and osimertinib combination dose-escalation cohort in the ongoing Phase 1/2 SYMPHONY trial. In October 2022, preclinical data presented at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium showed that BLU-945 in combination with osimertinib prolonged tumor regression and survival in EGFR L858R-driven, treatment-naïve, patient-derived xenograft models.

In November 2022, at our Investor Day, we reported updated monotherapy dose escalation data from the SYMPHONY trial showing BLU-945 was generally well-tolerated and led to target ctDNA responses and tumor shrinkage. In the late-line setting, significant off-target resistance was identified at baseline and end-of-treatment by ctDNA analysis, leading us to prioritize clinical development of BLU-945 in combination with osimertinib in the first line, where we do not expect multiple overlapping driver mutations. Additionally, at our Investor Day, we reported early SYMPHONY trial dose escalation data showing BLU-945 in combination with osimertinib has been generally well-tolerated to-date. We plan to provide an initial clinical data update on SYMPHONY trial expansion for the combination of BLU-945 and osimertinib in first-line EGFR L858R-positive NSCLC in the second half of 2023.

EGFR-Positive NSCLC — BLU-701 and BLU-525

BLU-701 is a selective and potent investigational inhibitor of activating EGFR L858R or exon 19 deletion mutations and the on-target C797X resistance mutation. In November 2022, based on emerging clinical and pharmacokinetic data, we announced plans to prioritize development of BLU-525, a next-generation EGFR inhibitor, and deprioritize further development of BLU-701. Compared to BLU-701, based on preclinical data, BLU-525 has a distinct chemical structure with improved kinome selectivity and differentiated metabolism, and equivalent EGFR mutation coverage, wild-type EGFR selectivity and CNS penetration. Data supporting the preclinical profile of BLU-525 were reported at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium in October 2022. We plan to submit an investigational new drug application, or IND, to the FDA for BLU-525 in the first half of 2023.

EGFR Exon 20 Insertion-Positive NSCLC — BLU-451

BLU-451 is a selective and potent investigational inhibitor under development for the treatment of EGFR exon 20 insertion-positive NSCLC that we acquired in December 2021 through our acquisition of Lengo Therapeutics, Inc. In April 2022, we presented the first preclinical data for BLU-451 at the AACR Annual Meeting demonstrating that BLU-451 is a wild-type EGFR-sparing, CNS penetrant molecule which potently inhibited a broad range of exon 20 insertions and uncommon oncogenic point mutations. In addition, BLU-451 led to measurable tumor regression in a preclinical intracranial tumor model. Based on these foundational preclinical data, in March 2022 we initiated the Phase 1/2 trial of BLU-451 in patients with EGFR-driven NSCLC harboring exon 20 insertion mutations, which we refer to as our CONCERTO trial. We plan to present dose escalation data from the CONCERTO trial of BLU-451 in the first half of 2023.

CDK2-Vulnerable Cancers – BLU-222

We are developing an investigational inhibitor, BLU-222, targeting CDK2 for the treatment of patients with CDK2-vulnerable cancers. CDK2 is a cell cycle regulator and an important cancer target, with relevance across multiple malignancies, including hormone-receptor-positive breast cancer and other CDK2-vulnerable cancers, such as subsets of ovarian and endometrial cancer. Across multiple cancer types, aberrant CCNE1 hyperactivates CDK2, resulting in cell cycle dysregulation and tumor proliferation. Aberrant CCNE1 has been observed as a primary driver of disease, as well as a mechanism of resistance to CDK4/6 inhibitors and other therapies.

At the AACR Annual Meeting in April 2022, we presented preclinical data showing BLU-222 demonstrated significant antitumor activity in a CCNE1-amplified ovarian cancer model. BLU-222 in combination with standard of care agents, including chemotherapy and the PARP inhibitor olaparib, led to sustained tumor regression even after treatment cessation. At the San Antonio Breast Cancer Symposium, in December 2022, we reported preclinical results showing BLU-222 in combination with ribociclib led to sustained antitumor activity, in preclinical models of CDK4/6 inhibitor-naïve and resistant HR+/HER2 breast cancer, supporting the clinical development of this combination regimen.

In the first quarter of 2022, we initiated the Phase 1/2 trial of BLU-222 in CDK2-vulnerable cancers, which we refer to as our VELA trial. BLU-222 is being developed as monotherapy and in combination with other agents, including CDK4/6 inhibitors and estrogen receptor, or ER, antagonists, in hormone-receptor-positive, HER2-negative breast cancer or HR+/HER2- BC, and as a single agent and in combination in CCNE1-amplified tumor types. We plan to present VELA trial dose escalation data for BLU-222 in the first half of 2023.

Advanced Cancers – BLU-852

BLU-852 is a selective and potent investigational inhibitor of MAP4K1, a well-characterized immunokinase that is believed to play a role in T cell regulation. Preclinical data presented at the virtual AACR Annual Meeting in April 2021 show that MAP4K1 inhibition enhanced intratumoral immune cell activation, overcame regulatory T cell, or Treg, mediated T cell suppression, and reduced tumor burden both as a monotherapy and in combination with checkpoint inhibition. These preclinical data support the continued development of BLU-852. In 2022, under our ongoing cancer immunotherapy collaboration, Roche endorsed a clinical development plan for IND-enabling activities for BLU-852, as a single agent and in combination with atezolizumab, in advanced cancers.

Discovery Platform

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations, and craft drug candidates that potently and selectively target these kinases. In addition, we plan to expand our discovery platform by building capabilities, supported by external collaborations, for targeted protein degradation of both kinase and non-kinase targets in precision oncology, with the goal of advancing transformative therapies to patients and further broadening the significant productivity of our research engine. Beyond the discovery programs described above, we have multiple pre-development candidate programs for undisclosed kinase targets. In 2022, we nominated two development candidates from our discovery programs: BLU-525 and IDRX-73, a KIT exon 13 inhibitor that we licensed to IDRx.

In 2022, we started several degrader research programs, including three internal programs and two programs under our targeted protein degradation collaboration with Proteovant. Through the Proteovant collaboration, we plan to research and advance up to two novel protein degrader programs into development, with the option to expand to two additional programs. Under our immunotherapy collaboration with Roche, we are conducting activities for one program: BLU-852 for the treatment of advanced cancers. See “—Collaborations and Licenses Summary” below.

Mast Cell Disorders – Wild-Type KIT Inhibition

We are pursuing a research program targeting wild-type KIT, which aims to build on our KIT target leadership to design a best-in-class oral precision therapy for prevalent mast cell diseases, including chronic urticaria. Wild-type KIT plays a central role in mast cell survival, proliferation and activation. In addition, mast cells are the primary effector cells in several allergic-inflammatory diseases, including both inducible and spontaneous chronic urticaria. Chronic urticaria is a debilitating inflammatory skin disorder characterized by wheals, or hives, and sleep disruption, stress and anxiety due to severe itching are major contributors to disease burden. We have identified multiple examples of compounds meeting our target product profile, which includes potent and selective inhibition of wild-type KIT, low potential for drug/drug interactions, and activity that is peripherally restricted. In the middle of 2023, we plan to nominate a development candidate targeting wild-type KIT for the treatment of chronic urticaria.

Collaborations and Licenses Summary

Roche—Immunotherapy Collaboration. In March 2016, we entered into a collaboration with Roche to discover, develop and commercialize small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, including the kinase target MAP4K1, as single products or possibly in combination with other therapeutics.

Roche—Pralsetinib Collaboration. In July 2020, we entered into a collaboration with Roche to develop and commercialize pralsetinib for the treatment of RET-altered cancers. Under the collaboration, we and Genentech are co-commercializing GAVRETO in the U.S., and Roche has exclusive commercialization rights for pralsetinib outside of the U.S., excluding the CStone territory, which consists of Mainland China, Hong Kong, Macau and Taiwan. We and Roche are also co-developing pralsetinib globally in RET-altered solid tumors, including NSCLC, MTC and other thyroid cancers, and expanding development of pralsetinib in multiple treatment settings.

CStone. In June 2018, we entered into a collaboration with CStone to develop and commercialize avapritinib, pralsetinib and fisogatinib, as well as back-up forms and certain other forms, in the CStone territory either as a monotherapy or as part of a combination therapy.

Clementia. In October 2019, we entered into a license agreement with Clementia, and granted Clementia an exclusive, worldwide, royalty-bearing license to develop and commercialize BLU-782, as well as specified other compounds related to the BLU-782 program. BLU-782 is an investigational, orally available, potent and highly selective inhibitor that targets mutant activin-like kinase 2, or ALK2, in development for the treatment of fibrodysplasia ossificans progressiva, or FOP. The FDA has granted a rare pediatric disease designation, orphan drug designation and fast track designation to BLU-782, each for the treatment of FOP. Clementia initiated patient dosing in a Phase 2 clinical trial of BLU-782, now referred to as fidrisertib, in the first quarter of 2022.

Zai Lab. In November 2021, we entered into a collaboration with Zai Lab to develop and commercialize BLU-945 and BLU-701, including their respective back-up forms and certain other forms thereof, for the treatment of EGFR-driven NSCLC in Greater China, including Mainland China, Hong Kong, Macau and Taiwan. The collaboration aims to accelerate and expand global development of the licensed products, which currently include BLU-945 and BLU-525 (which served as a back-up candidate for BLU-701).

Proteovant. In February 2022, we entered into an exclusive collaboration with Proteovant, to jointly research and advance up to two novel targeted protein degrader therapies as well as up to two additional novel protein degrader target programs as we may mutually agree with Proteovant (each such program is referred to as a target program). On a target program-by-target program basis, we will have an exclusive option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound and licensed product under each target program. Proteovant will have the right to opt into the global development and U.S. commercialization of certain licensed compounds and licensed products under the second target program that we option, and, if we expand to additional target programs, Proteovant will have the same opt-in right for the fourth target program that we option.

IDRx. In August 2022, we entered into a license agreement with IDRx, Inc., or IDRx, which we refer to as the IDRx License Agreement. Pursuant to the IDRx License Agreement, we granted IDRx an exclusive, worldwide, royalty-bearing license to exploit our internally discovered development candidate-stage KIT exon 13 inhibitor, IDRX-73.

In connection with the IDRx License Agreement, we also entered into a stock purchase agreement with IDRx, which we refer to as the IDRx Stock Purchase Agreement, pursuant to which we received 4,509,105 shares of IDRx’s Series A preferred stock and the right to receive additional shares of IDRx’s Series A preferred stock through an anti-dilution provision subject to a defined financing cap as noncash consideration and the eligibility to receive up to $217.5 million in contingent cash payments, including specified development, regulatory and sales-based milestone payments and tiered royalty payments.

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

Financing Arrangement Summary

Royalty Purchase Agreement. In June 2022, we entered into a purchase and sale agreement, which we refer to as the Royalty Purchase Agreement, with Royalty Pharma. Pursuant to this Royalty Purchase Agreement, we received an upfront cash payment of $175.0 million and the right to receive up to $165.0 million in certain milestone payments, subject to the achievement of specified net sales milestones by Roche, in exchange for all of our existing rights to receive royalty payments on the net sales of GAVRETO worldwide, excluding the CStone territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement.

Synthetic Royalty Facility. In June 2022, we entered into a purchase and sale agreement, which we refer to as the Future Revenue Purchase Agreement, with Sixth Street Partners. In July 2022, upon the closing of the transaction pursuant to the Future Revenue Purchase Agreement, we received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of elenestinib, but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively.

Debt Facility. In June 2022, we entered into a Financing Agreement for up to $660.0 million with Sixth Street Partners. The Financing Agreement provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. We received initial gross proceeds of $150.0 million as part of a term loan in July 2022. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan.

Our Pipeline

Program	Discovery	Early-Stage Development	Late-Stage Development	Regulatory Submission	Approved
Mast cell disorders
AYVAKIT® (avapritinib) (KIT)	Advanced SM1,2				U.S., Europe
Indolent SM1

Elenestinib (BLU-263) (KIT)	Indolent SM

Wild-type KIT research program	Chronic urticaria
Lung cancer
GAVRETO® (pralsetinib) (RET)	RET+ NSCLC[1,3,4]				U.S., Europe

BLU-945 (EGFR)	EGFR+ NSCLC[5]

BLU-525 (EGFR)	EGFR+ NSCLC[5]

BLU-451 (EGFR exon 20 insertions)	EGFR+ NSCLC
Breast cancer
BLU-222 (CDK2)	ER+/HER2- breast cancer
Additional genomically defined cancers
AYVAKIT (PDGFRA)	PDGFRA GIST[1,6]				U.S., Europe

GAVRETO (RET)	RET+ thyroid cancer[1,3,7]				U.S.
Other RET+ solid tumors[1,3]

BLU-222 (CDK2)	CDK2-vulnerable cancers
Cancer immunotherapy
BLU-852 (MAP4K1)	Advanced cancers[3]
Research
Multiple undisclosed research programs

(1)	CStone Pharmaceuticals has exclusive rights to develop and commercialize avapritinib and pralsetinib in Greater China.
(2)	Approved in the U.S. for adults with advanced SM, including aggressive SM (ASM), SM with an associated hematological neoplasm (SM-AHN) and mast cell leukemia (MCL). Approved in Europe (AYVAKYT®) for adults with ASM, SM-AHN or MCL, after at least one systemic therapy.
(3)	In collaboration with Roche.
(4)	Received U.S. accelerated approval for adults with metastatic RET fusion-positive NSCLC. Received conditional marketing authorization in Europe for adults with advanced RET fusion-positive NSCLC not previously treated with a RET inhibitor.
(5)	Zai Lab has exclusive rights to develop and commercialize BLU-945 and BLU-525 in Greater China.
(6)	Approved in the U.S. for adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. Approved in Europe (AYVAKYT®) for adults with unresectable or metastatic GIST harboring the PDGFRA D842V mutation.
(7)	Received U.S. accelerated approval for advanced or metastatic RET-mutant medullary thyroid cancer and RET fusion-positive thyroid cancer.

Our Strategy

As a fully-integrated, global precision therapy company focused on discovering, developing and commercializing a portfolio of precision therapies, our vision is to bring the promise of precision medicine to as many patients with cancer and blood disorders as possible. To achieve this goal, key elements of our strategy are as follows:

●Accelerate the adoption of our approved medicines, including AYVAKIT and GAVRETO in the U.S. and AYVAKYT in Europe, continue to strengthen and expand our global commercial capabilities and prepare for additional planned commercial launches in additional indications, including indolent SM.
●Deepen our strategic focus on SM and related mast cell disorders by seeking regulatory approval for avapritinib for the treatment of indolent SM and developing elenestinib for the treatment of indolent SM, as well as exploring opportunities to address the needs of additional patient populations with adjacent mast cell disorders.
●Advance our innovative research programs, including BLU-945, BLU-525 and BLU-451, our selective and potent EGFR inhibitors for EGFR-driven NSCLC, BLU-222, our selective and potent CDK2 inhibitor for CDK2-vulnerable cancers, and our other preclinical programs, rapidly through development with plans to seek regulatory approval.
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

In addition, we are expanding our discovery platform by building capabilities, supported by external collaborations, for targeted protein degradation of both kinase and non-kinase targets in precision oncology, with the goal of advancing transformative therapies to patients and further broadening the significant productivity of our research engine.

Disease Overviews

Systemic Mastocytosis (SM)

SM is a disorder of the mast cells, the key effector cells of allergic inflammation, which have several physiologic roles including wound healing, regulation of vascular and epithelial permeability and immune cell recruitment. The signature of SM is the overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, including the liver, spleen, gastrointestinal tract and bones. Mast cell activation and histamine release can lead to severe allergic symptoms ranging from a skin rash to hives, fever and anaphylaxis, while mast cell accumulation in advanced cases of SM can eventually lead to organ dysfunction and failure.

SM comprises a spectrum of disease, with nearly all patients (approximately 95 percent) having a KIT D816V mutation as the underlying driver of the disease. The diagnosis, which is usually made in adulthood, involves a complex diagnostic algorithm that begins with confirmation of SM and subsequently categorizes patients into non-advanced or advanced subtypes of disease. Indolent SM, which represents the vast majority of non-advanced SM cases and is the most common form of SM, is characterized by often severe, unpredictable and debilitating symptoms due to mast cell activation. Symptoms may include hypersensitivity reactions, including unpredictable anaphylaxis, gastrointestinal distress including severe nausea, vomiting and diarrhea, and extensive skin rashes that cause pain, discomfort and social isolation. Advanced SM is a rarer form of SM associated with mast cell infiltration of organ systems resulting in increasingly severe impact on life expectancy, and includes three subsets: ASM, SM-AHN and MCL. These advanced forms of SM have historically had a median OS of less than six months to 3.5 years and are characterized by prominent organopathy and dysfunction, as well as the debilitating symptoms of mast cell activation.

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

We are developing avapritinib for the treatment of SM and elenestinib for the treatment of SM and other mast cell disorders. Previously reported clinical data of avapritinib and elenestinib for patients with SM are described below.

Clinical Trial Data in SM

Avapritinib—Phase 1 EXPLORER Trial and Phase 2 PATHFINDER Trial

We are evaluating avapritinib for the treatment of patients with advanced SM in our EXPLORER and PATHFINDER clinical trials. The EXPLORER trial is an open-label, single-arm Phase 1 trial. The PATHFINDER trial is an open-label, single-arm Phase 2 trial. Both trials have completed enrollment. For both the EXPLORER and PATHFINDER trials, key endpoints include overall response rate, or ORR, duration of response, or DOR, quantitative measures of mast cell burden, patient-reported outcomes and safety.

Data Presented at the European Hematology Association Annual Meeting in June 2022

In the EXPLORER and PATHINDER trials, 176 patients with advanced SM received avapritinib across doses as of an April 20, 2021 data cutoff date. Pooled data from these patients were indirectly compared to clinical outcomes from patients who received best available therapy in real-world clinical practice, including 94 midostaurin-treated patients and 44 cladribine-treated patients. The confidence interval, or CI, represents the confidence interval of the reported endpoints.

Clinical Activity Data. Avapritinib improved clinical outcomes when retrospectively compared to best available therapies, including midostaurin and cladribine, in the real-world study cohort. The median OS was not reached (95%

CI: 46.9 months, not estimated) for avapritinib, 28.6 months (95% CI: 18.2, 44.6) for midostaurin and 23.4 months (95% CI: 14.8, 40.6) for cladribine.

Data Presented at the American Society of Hematology Annual Meeting in December 2022

Twenty-five treatment-naïve patients from the PATHFINDER trial and 57 patients from the EXPLORER trial – regardless of line of therapy – received avapritinib and were evaluable for response as of the data cutoff dates. ORR was defined as complete remission with full or partial recovery of peripheral blood counts, or CR/CRh, partial remission or clinical improvement. Response assessments were completed per central review, and all reported clinical responses were confirmed.

Clinical Activity Data. In treatment-naïve patients from the PATHFINDER trial, the ORR was 84 percent and the CR/CRh rate was 32 percent as of a data cutoff date of April 20, 2021. The median DOR has not been reached, and the estimated 24-month OS rate was 88 percent. In 19 response-evaluable patients with SM-AHN, the ORR was 95 percent, the CR/CRh rate was 37 percent and the estimated 24-month OS rate was 86 percent. In patients across lines of therapy from the EXPLORER trial, the ORR was 77 percent as of the data cutoff date of April 5, 2022. Median DOR and OS were not reached in patients followed for up for six years.

Safety Data. Avapritinib showed a favorable benefit-risk profile in 38 treatment-naïve patients from the EXPLORER trial and 69 patients across lines of therapy from the EXPLORER trial, with safety results consistent with previously reported data and the FDA approved labeling for avapritinib. The most common treatment-related AEs included periorbital edema, thrombocytopenia, peripheral edema, anemia and nausea. Discontinuations due to treatment-related AEs occurred in four treatment-naïve patients, or 11 percent, since the initiation of the PATHFINDER trial in 2018, and seven patients across lines of therapy, or 10 percent, since the initiation of the EXPLORER trial in 2016.

Avapritinib—Phase 2 PIONEER Trial

PIONEER is a randomized, double-blind, placebo-controlled, registration-enabling trial evaluating avapritinib in patients with indolent SM. The trial includes three parts: dose-finding Part 1, registration-enabling Part 2 and long-term treatment Part 3. All patients who completed Parts 1 or 2 had an opportunity to receive treatment with avapritinib in Part 3. Key trial endpoints include the change in patient-reported disease symptoms as measured by the Indolent SM Symptom Assessment Form Total Symptom Score, or ISM-SAF TSS, quantitative measures of mast cell burden and safety.

Top-Line Data Reported in August 2022

Part 2 of the PIONEER trial enrolled 141 patients with avapritinib 25 mg once-daily dosing plus best available care and 71 patients with placebo plus best available care, or the control arm. Eligibility criteria include an indolent SM diagnosis confirmed by central pathology review, and moderate-to-severe symptom burden despite an optimized regimen of best available care. Patients were able to continue symptom-directed therapies while receiving AYVAKIT or placebo. Results were reported as of a data cutoff date of June 23, 2022.

Clinical Activity Data. Part 2 of the PIONEER study showed clinically meaningful and highly significant improvements across the primary and all key secondary endpoints, including patient-reported symptoms and objective measures of disease burden. For the avapritinib arm relative to the control arm, the trial achieved the primary endpoint with a highly significant difference in the mean change in TSS at 24 weeks (p=0.003). The avapritinib arm had a reduction of 15.6 points in mean TSS at 24 weeks, which continued to deepen to 20.2 points at 48 weeks in patients who rolled over to the Part 3 open-label extension study. At 24 weeks, the control arm had a reduction of 9.2 points in mean TSS. In addition, the trial met all key secondary endpoints, including significant improvements across measures of mast cell burden. More than half of AYVAKIT-treated patients had a greater than or equal to 50 percent reduction of serum tryptase, compared to no patients in the control arm (53.9% vs. 0%; p<0.0001).

Safety Data. Avapritinib had a favorable safety profile compared to the control arm. The rate of AEs was 90.8 percent in the avapritinib arm and 93.0 percent in the control arm. Serious AEs occurred in 5.0 percent of avapritinib-treated patients, compared to 11.3 percent of patients in the control arm. Discontinuations due to treatment-related AEs occurred in 0.7 percent of avapritinib-treated patients and 0 percent of patients in the placebo arm. The avapritinib arm had a lower rate of cognitive AEs than the control arm - 2.8% avapritinib vs. 4.2% control – and there were no intracranial bleeding events. Treatment-related AEs reported in at least three patients in either arm and at least 5 percent of avapritinib-treated patients included headache, nausea, peripheral edema and periorbital edema.

Elenestinib —Phase 2/3 HARBOR Trial

HARBOR is a randomized, double-blind, placebo-controlled trial evaluating elenestinib in patients with indolent SM. The trial includes multiple parts including dose-finding Part 1, registration-enabling Part 2 and long-term treatment Part 3. All patients who complete Parts 1 or 2 will have an opportunity to receive treatment with elenestinib in Part 3. Key trial endpoints include the change in patient-reported disease symptoms as measured by the ISM-SAF TSS, quantitative measures of mast cell burden and safety.

Top-Line Data Reported in December 2022

Part 1 of the HARBOR trial enrolled 29 patients who received elenestinib plus best available care, including 10 patients at 25 mg once daily, 10 patients at 50 mg once daily and nine patients at 100 mg once daily, and 10 patients who received placebo plus best available care.

Clinical Activity Data. Based on top-line, 12-week results from Part 1 of the HARBOR trial, elenestinib treatment led to rapid improvements in objective measures of mast cell burden, including serum tryptase and KIT D816V allele fraction, and TSS as measured by the ISM-SAF.

Safety Data. Elenestinib safety results were consistent with its preclinical profile and a completed Phase 1 healthy volunteer trial. Elenestinib was generally well-tolerated and there were no discontinuations due to AEs.

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

The GIST treatment paradigm has advanced dramatically over the past years. Patients diagnosed with localized disease undergo potentially curative tumor resection, while imatinib is given to high risk resected patients to prolong the time to recurrence. The advent of imatinib has improved the prognosis of patients with unresectable or metastatic disease to a five-year median OS. Unresectable or metastatic patients typically receive imatinib, followed by sunitinib and regorafenib as the disease progresses.

GIST is a tumor type that depends on continued signaling of a single, aberrantly active kinase. About 5 to 6 percent of primary GIST cases are caused by a PDGFRA D842V mutation, the most common PDGFRA exon 18 mutation. Published data have shown poor outcomes in patients with unresectable or metastatic PDGFRA D842V mutant GIST treated with imatinib and other approved therapies that do not specifically target PDGFRA mutations. Progression can occur within as little as three months, and the median OS is 15 months for patients with advanced disease. Currently, AYVAKIT is the only FDA-approved treatment for patients with D842V mutant PDGFRA-driven GIST.

EGFR-Mutated NSCLC

Among the 80 to 85 percent of lung cancers classified as NSCLC, it is estimated that about 10-15 percent of cases in the U.S. and Europe, and about 40-50 percent of cases in Asia are caused by activating EGFR mutations. In recent years, the introduction of EGFR-targeted therapies including osimertinib has dramatically improved outcomes in patients with EGFR-mutated NSCLC. However, there remains a significant need for new treatment options. For example, osimertinib has demonstrated shorter OS and progression-free survival in patients whose tumors have activating L858R mutations than those with exon 19 deletions, which we believe is due to incomplete inhibition of the L858R mutation, and there are limited treatment options for exon 20 insertion-driven NSCLC. In addition, there is a need to prevent the emergence of on- and off-target resistance mechanisms, and to prevent or treat CNS metastases.

We are developing BLU-945 in combination with osimertinib for the treatment of first-line EGFR L858R-positive NSCLC. In a planned SYMPHONY trial expansion, patients with first-line EGFR L858R-positive NSCLC will be randomized to receive BLU-945 in combination with osimertinib or osimertinib monotherapy. We expect to provide an initial clinical data update on the SYMPHONY trial expansion for the combination of BLU-945 and osimertinib in first-line EGFR L858R-positive NSCLC in the second half of 2023.

We are developing BLU-525 for the treatment of patients with EGFR-mutated NSCLC. We plan to submit an IND for BLU-525 to the FDA in the first half of 2023.

We are developing BLU-451 for the treatment of patients with NSCLC harboring EGFR exon 20 insertion mutations, and we plan to present dose escalation data from the Phase 1/2 CONCERTO trial for this patient population in the first half of 2023.

Clinical Trial Data in EGFR-Driven NSCLC

BLU-945—Phase 1/2 SYMPHONY Trial

SYMPHONY is a Phase 1/2, open-label trial designed to evaluable the safety, tolerability and anti-tumor activity of BLU-945 in patients with EGFR-mutated NSCLC. The trial includes dose escalation arms of BLU-945 monotherapy and BLU-945 in combination with osimertinib in patients with late-line EGFR-mutated NSCLC. Dose expansion is planned, including a randomized study of BLU-945 in combination with osimertinib versus osimertinib monotherapy in treatment-naïve patients with EGFR L858R-positive NSCLC.

Data Presented at the American Association of Cancer Research in April 2022

In the SYMPHONY trial, 33 patients with EGFR-mutant NSCLC received BLU-945 across five dose escalation cohorts, ranging from 25 mg once-daily to 400 mg once-daily, as of a March 9, 2022 cutoff date. The majority of patients, or 79 percent, received at least three lines of systemic therapy.

Clinical Activity Data. Pharmacokinetic results for BLU-945 showed dose-proportional plasma concentrations, with exposures at increasing doses consistent with broad EGFR mutation coverage, based on preclinical activity thresholds. In addition, ctDNA results for patients with detectable T790M and C797S allele fractions at baseline and available post-baseline assessments showed dose-dependent reductions in both variant allele fractions. In patients treated with 400 mg once-daily dosing, all detectable T790M and C797S allele fractions declined, including three that fell below the limit of detection, reflecting clearance. Tumor shrinkage was observed in patients treated with 200-400 mg QD doses of BLU-945, including an unconfirmed partial response in a patient treated with 400 mg QD dosing.

Safety Data. BLU-945 was generally well-tolerated at all doses tested. The most common AEs, regardless of relationship to BLU-945, were nausea, headache, fatigue, cough, dyspnea, vomiting, hyponatremia, dry mouth and anemia. Reported AEs associated with wild-type EGFR inhibition were infrequent and low grade. One dose-limiting toxicity, Grade 3 transaminitis, occurred in the 400 mg QD cohort, which improved with dose interruption. There were no treatment discontinuations due to AEs.

CDK2-Vulnerable Cancers

We are developing an investigational inhibitor, BLU-222, targeting CDK2 for the treatment of patients with CDK2-vulnerable cancers. CDK2 is a cell cycle regulator and an important cancer target, with relevance across multiple malignancies, including hormone-receptor-positive breast cancer and other CDK2-vulnerable cancers, such as subsets of ovarian and endometrial cancer. Across multiple cancer types, aberrant CCNE1 hyperactivates CDK2, resulting in cell cycle dysregulation and tumor proliferation. Aberrant CCNE1 has been observed as a primary driver of disease, as well as a mechanism of resistance to CDK4/6 inhibitors and other therapies.

At the AACR Annual Meeting in April 2022, we presented preclinical data showing BLU-222 demonstrated significant antitumor activity in a CCNE1-amplified ovarian cancer model. BLU-222 in combination with standard of care agents, including chemotherapy and the PARP inhibitor olaparib, led to sustained tumor regression even after treatment cessation. At the San Antonio Breast Cancer Symposium, in December 2022, we reported preclinical results showing BLU-222 in combination with ribociclib led to sustained antitumor activity in preclinical models of CDK4/6 inhibitor-naïve and resistant HR+/HER2 breast cancer, supporting the clinical development of this combination regimen.

In the first quarter of 2022, we initiated the Phase 1/2 trial of BLU-222 in CDK2-vulnerable cancers, which we refer to as our VELA trial. BLU-222 is potent and selective CDK2 inihibitor being developed as monotherapy and in combination with other agents, including CDK4/6 inhibitors and estrogen receptor, or ER, antagonists, in hormone-receptor-positive, HER2-negative breast cancer or HR+/HER2- BC, and as a single agent and in combination in CCNE1-amplified tumor types. We plan to present dose escalation data from this VELA trial of BLU-222 in the first half of 2023.

Advanced Cancers

Immunokinases are known to regulate numerous aspects of immune response, and inhibiting immunokinases may enhance the immune system’s ability to recognize and eradicate tumor cells in patients with advanced cancers. MAP4K1 represents a well-characterized immunokinase target. In preclinical studies, MAP4K1 has shown suppressive effects across a range of immune cells, including T cells and dendritic cells. In addition, the loss of MAP4K1 kinase activity alone, and in combination with checkpoint inhibition, has been sufficient to enhance T cell receptor signaling, resulting in anti-tumor immune responses. This research supports the broad potential of MAP4K1 as a therapeutic target for the treatment of cancer.

We are developing BLU-852, a potent and selective MAP4K1 inhibitor, for the treatment of advanced cancers. In 2022, under our ongoing cancer immunotherapy collaboration, Roche endorsed a clinical development plan for IND-enabling activities for BLU-852, as a single agent and in combination with atezolizumab, in advanced cancers.

Collaborations and Licenses

Roche – Immunotherapy Collaboration

In March 2016, we entered into a collaboration and license agreement, or the Roche immunotherapy agreement, as may be amended from time to time, with Roche for the discovery, development and commercialization of small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. As of the first quarter of 2023, following the end of the option period for one of our collaboration targets, we and Roche are currently only conducting activities for the previously announced program for the kinase target MAP4K1 under the collaboration.

Under the Roche immunotherapy agreement, as amended, Roche is granted an option right to obtain an exclusive license to exploit products derived from the collaboration program in the field of cancer immunotherapy. Such option right is triggered upon the achievement of Phase 1 proof-of-concept. If Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. We will also retain worldwide rights to any products for which Roche elects not to exercise its option.

Prior to Roche’s exercise of its option, we have the lead responsibility for drug discovery and preclinical development for the collaboration program. In addition, we have the lead responsibility for the conduct of the Phase 1 clinical trial other than any Phase 1 clinical trial for any product in combination with Roche’s portfolio of therapeutics, for which Roche will have the right to lead the conduct of such Phase 1 clinical trial. Pursuant to the Roche immunotherapy agreement, the parties share the costs of Phase 1 development for the collaboration program. In addition, Roche will be responsible for post-Phase 1 development costs for the licensed product for which it retains global commercialization rights. In 2022, Roche endorsed a clinical development plan for IND-enabling activities for BLU-852, as a single agent and in combination with atezolizumab, an approved drug product commercialized by Roche, in advanced cancers.

We received an upfront cash payment of $45.0 million in March 2016 upon execution of the Roche immunotherapy agreement, and through December 31, 2022, we have achieved $25.0 million in milestone payments under this collaboration. Subject to the terms of the Roche immunotherapy agreement, as amended, in addition to upfront and milestone payments received through December 31, 2022, we are eligible to receive up to approximately $292.5 million in contingent option fees and milestone payments related to specified research, preclinical, clinical, regulatory and sales-based milestones. In addition, we will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product.

Under the Roche immunotherapy agreement, each party has granted the other party specified intellectual property licenses to enable the other party to perform its obligations and exercise its rights under the Roche immunotherapy agreement, including license grants to enable each party to conduct research, development and commercialization activities pursuant to the terms of the Roche immunotherapy agreement. Following Roche’s exercise of its option with respect to the collaboration program for which it will obtain worldwide rights, we will grant Roche an exclusive license under our intellectual property to develop and commercialize the licensed products generated through such collaboration program. Similarly, Roche will grant us an exclusive license under Roche’s intellectual property to develop and commercialize licensed products in the U.S. for the collaboration program if we retain rights in the U.S., with Roche receiving a license under our intellectual property to develop and commercialize such licensed product outside of the U.S.

Subject to the terms and conditions of the Roche immunotherapy agreement, we have agreed to work exclusively with Roche with respect to the collaboration target. We are not obligated to work exclusively with Roche within the field of cancer immunotherapy. In addition, subject to specified exceptions, Roche has a right of first negotiation in the event that we desire to grant any third party rights to develop or commercialize the licensed product for which we retain commercialization rights in the U.S. Roche’s right of first negotiation will not apply in connection with a change of control of us, an assignment by us in accordance with the terms of the Roche immunotherapy agreement or certain agreements with contract research organizations, contract manufacturing organizations, academic institutions, not-for-profit third parties or distributors.

The Roche immunotherapy agreement will continue until the date when no royalty or other payment obligations are or will become due, unless earlier terminated in accordance with the terms of the Roche immunotherapy agreement. Prior to its exercise of the option, Roche may terminate the Roche immunotherapy agreement at will upon 120 days’ prior written notice to us. Following its exercise of the option, Roche may terminate the Roche immunotherapy agreement at will, in whole, or, if the licensed product has been commercially sold, on a country-by-country basis, (i) upon 120 days’ prior written notice if the licensed product has not been commercially sold or (ii) upon 180 days’ prior written notice if the licensed product has been commercially sold. Either party may terminate the Roche immunotherapy agreement for the other party’s uncured material breach or insolvency and in certain other circumstances agreed to by the parties. In certain termination circumstances, we are entitled to retain specified licenses to be able to continue to exploit the licensed products.

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

Under the Roche pralsetinib collaboration agreement, we received upfront cash payments of $775.0 million in the third quarter of 2020, including an upfront payment of $675.0 million and the $100.0 million equity investment by Roche described below. Through December 31, 2022, we have received $105.0 million in specified regulatory and commercialization milestones. In addition to the upfront and milestone payments received through December 31, 2022, we are eligible to receive up to $822.0 million in contingent payments, including specified development, regulatory and sales-based milestones for pralsetinib and any licensed product containing a next-generation RET compound.

In the U.S., we and Roche are working together to co-commercialize pralsetinib and equally share responsibilities, profits and losses. In addition, we are eligible to receive tiered royalties ranging from high-teens to mid-twenties on annual net sales of pralsetinib outside the U.S., excluding the CStone territory, which we refer to as the Roche territory. We and Roche have also agreed to co-develop pralsetinib globally in RET-altered solid tumors, including NSCLC, MTC and other thyroid cancers, as well as other solid tumors. We and Roche share global development costs for pralsetinib at a rate of 45 percent for us and 55 percent for Roche up to a specified amount of aggregate joint development costs, after which our share of global development costs for pralsetinib will be reduced by a specified percentage. We and Roche will also share specified global development costs for any next-generation RET compound co-developed under the collaboration in a similar manner.

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

We received an upfront cash payment of $40.0 million, and through December 31, 2022, we have received $29.5 million in milestone payments under this collaboration. Subject to the terms of the CStone agreement, in addition to upfront and milestone payments received through December 31, 2022, we will be eligible to receive up to $316.5 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, CStone will be obligated to pay us tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone is responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone territory that is shared by us and CStone.

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

Clementia

On October 15, 2019, we entered into a license agreement, or the Clementia agreement, with Clementia. Under the Clementia agreement, we granted an exclusive, worldwide, royalty-bearing license to Clementia to develop and commercialize BLU-782, an oral, highly selective investigational ALK2 inhibitor in clinical development for the treatment of FOP, as well as specified other compounds related to the BLU-782 program, which we refer to as the Clementia licensed products.

We received an upfront cash payment of $25.0 million in the fourth quarter of 2019, and through December 31, 2022, we have received $50.0 million in milestone payments under this license agreement. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received, we will be eligible to receive up to $460.0 million in development, regulatory and sales-based milestone payments for the Clementia licensed products. In addition, Clementia is obligated to pay to us royalties on aggregate annual worldwide net sales of Clementia licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and to purchase specified manufacturing inventory from our company.

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

Unless earlier terminated in accordance with the terms of the Clementia agreement, the agreement will expire on a country-by-country, licensed product-by-licensed product basis on the date when no royalty payments are or will become due. Clementia may terminate the agreement at any time upon at least 12 months’ prior written notice to us. Either party may terminate the agreement for the other party’s uncured material breach or insolvency and in certain other circumstances agreed to by the parties. In certain termination circumstances, we are entitled to retain specified licenses to be able to continue to exploit the Clementia licensed products.

Zai Lab

On November 8, 2021, we entered into a license agreement, or the Zai Lab agreement, with Zai Lab. Under the Zai Lab agreement, we granted an exclusive license for the development and commercialization of BLU-945 and BLU-701, including back-up forms and certain other forms thereof, for the treatment of EGFR-driven NSCLC in Greater China, including Mainland China, Hong Kong, Macau and Taiwan, either as a monotherapy or as part of a combination therapy. We retain exclusive rights to the licensed products outside the Zai Lab territory.

We received an upfront cash payment of $25.0 million in the fourth quarter of 2021. Subject to the terms of the Zai Lab agreement, in addition to the upfront payment received, we will be eligible to receive up to $590.0 million in potential development, regulatory and sales-based milestone payments, and tiered royalties on a product-by-product basis ranging from the low-teens to mid-teens on annual net sales of the licensed products in Greater China, subject to adjustment in specified circumstances under the Zai Lab agreement.

Under the terms of the agreement, Zai Lab will be responsible for all the development costs for the licensed products, which currently include BLU-945 and BLU-525, occurring in Greater China.

Proteovant

In February 2022, we entered into an exclusive collaboration agreement with Proteovant, to jointly research and advance up to two novel targeted protein degrader therapies, as well as up to two additional novel protein degrader target programs as we may mutually agree with Proteovant (each such program is referred to as a target program). On a target program-by-target program basis, we will have an exclusive option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound and licensed product under each target program. Proteovant will have the right to opt into the global development and U.S. commercialization of certain licensed compounds and licensed products under the second target program that we option, and if the parties add additional target programs, Proteovant will have the same opt-in right for the fourth target program that we option.

Proteovant received an upfront payment of $20.0 million in connection with the execution of the collaboration agreement and Proteovant will be eligible to receive up to an additional $632.0 million in contingent milestone payments including specified research, development, regulatory and commercialization milestones and tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid- to high-single digits on net sales on the first two target programs, subject to adjustment in specified circumstances. If Proteovant opts in to the second target program, we will split the profits and losses of that program equally in the U.S., along with development costs and the milestone payments for the program will be reduced accordingly. Proteovant will be eligible to receive milestone payments and royalties on ex-U.S. sales. In addition, we may jointly extend the collaboration, with the same structure and financial terms, to two additional program targets if we agree to provide additional funding.

IDRx

In August 2022, we entered into the IDRx License Agreement, pursuant to which we granted IDRx an exclusive, worldwide, royalty-bearing license to exploit our internally discovered KIT exon 13 inhibitor, IDRX-73. IDRx is a clinical-stage biopharmaceutical company and among IDRx’s founders are Alexis Borisy, Nicholas Lydon, Ph.D. and George Demetri, M.D., each of whom are then-current members of our board of directors. Due to these relationships, the transaction was approved by only the non-interested members of the Company’s board of directors.

In connection with the IDRx License Agreement, we also entered in the IDRx Stock Purchase Agreement, pursuant to which we received 4,509,105 shares of IDRx’s Series A preferred stock and we have the right to receive additional shares of IDRx’s Series A preferred stock through an anti-dilution provision subject to a defined financing cap. We are also eligible to receive up to $217.5 million in contingent cash payments, including specified development, regulatory and sales-based milestone payments. In addition, IDRx is obligated to pay royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates up to low-teens, subject to adjustments in specified circumstances under the IDRx License Agreement.

Unless earlier terminated, the IDRx License Agreement will expire on a country-by-country, licensed product-by-licensed product basis upon the latest of: (a) the expiration of the last valid claim within the licensed patents covering such licensed product in a such country, (b) the expiration of the regulatory exclusivity period for such licensed product in such country, or (c) the 10th anniversary of the first commercial sale of such licensed product in such country. Following the end of the term for any such licensed product and in such region by expiration, the license granted to IDRx will become exclusive, perpetual, irrevocable, fully paid-up and royalty-free. IDRx may terminate the IDRx License Agreement for convenience at any time upon at least twelve months’ prior written notice to us. We both can terminate the IDRx License Agreement for a material breach by the other party or for insolvency, and we may terminate the IDRx License Agreement for IDRx’s breach of the anti-dilution provision in the IDRx Stock Purchase Agreement. Upon termination of the IDRx License Agreement in its entirety, all rights and obligations under the agreement will terminate and revert back to us, and we have a license under certain intellectual property of IDRx to continue to exploit the compound and terminated product, subject to a royalty that will be negotiated at the time of termination.

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

Upon closing, we paid upfront merger consideration of $250.0 million in cash, or the Upfront Merger Consideration, adjusted for customary net indebtedness, transaction expenses, and other adjustments, to Lengo stockholders and option holders, or collectively, the Lengo Securityholders. The Merger Agreement also provides that we shall pay future contingent cash milestone payments of up to $215.0 million in the aggregate to the Lengo Securityholders upon the achievement of specified regulatory approval and sales milestones.

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

Financing Arrangements

Royalty Purchase Agreement. In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma. Pursuant to this Royalty Purchase Agreement, we received an upfront cash payment of $175.0 million and the right to receive up to $165.0 million in certain milestone payments, subject to the achievement of specified net sales milestones by Roche, in exchange for all of our existing rights to receive royalty payments on the net sales of GAVRETO worldwide, excluding the CStone territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement.

Synthetic Royalty Facility. In June 2022, we entered a Future Revenue Purchase Agreement with Sixth Street Partners. In July 2022, upon the closing of the transaction pursuant to the Future Revenue Purchase Agreement, we received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of elenestinib, but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively.

Debt Facility. In June 2022, we entered into a financing agreement, the Financing Agreement, for up to $660.0 million with Sixth Street Partners. The Financing Agreement provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the SOFR plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our drugs and drug candidates, as well as our core technologies, including our novel target discovery engine, our proprietary compound library, targeted protein degrader platform and other know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary or intellectual property rights. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S., international and foreign patent applications related to our proprietary compounds, technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We devote considerable effort and resources to protecting inventions, trade-secrets, and know-how related to our approved medicines AYVAKIT®/AYVAKYT®, GAVRETO® and our drug candidates in an effort to establish strong intellectual property positions regarding these new chemical entities and their uses and other technologies, including formulations, solid forms, manufacturing processes, and patient selection markers that may be useful with our drugs and drug candidates. We have patent rights that are the subject of U.S. and foreign patents and patent applications in the U.S. and a number of jurisdictions, including Australia, Canada, certain Central and South American countries, certain Asian countries (including Greater China), the EU, certain Eurasian countries, certain Middle Eastern countries, New Zealand, and certain African countries. Our issued patents and patent applications of our most advanced programs pertain to our approved medicines AYVAKIT and GAVRETO and drug candidates, including elenestinib, BLU-945, BLU-701, BLU-525, BLU-451, BLU-852, and BLU-222.

We file trademarks to protect our products. Typically, we file trademark applications in the U.S., Europe, and elsewhere in the world as appropriate. In addition to multiple pending trademark applications in the U.S. and other major countries, we have registered trademarks, including but not limited to AYVAKIT and GAVRETO in the U.S. and to AYVAKYT and GAVRETO in the EU. In addition to patents and trademarks for our drug products, we seek to obtain all available regulatory exclusivities for our marketed products, including data and orphan exclusivities in the relevant jurisdictions.

The patent portfolios relating to our approved medicines and most advanced programs as of December 31, 2022 are summarized below.

AYVAKIT/AYVAKYT (avapritinib)

The patent portfolio covering AYVAKIT/AYVAKYT contains patents and patent applications directed to compositions of matter for AYVAKIT/AYVAKYT, including solid forms and methods of use and manufacture. As of December 31, 2022, we own 4 U.S. patents, 2 European patents, validated in 38 and 12 states and 19 other foreign patents and multiple pending patent applications in the U.S., Europe and in various foreign jurisdictions. The patents that have issued or will issue covering AYVAKIT/AYVAKYT will have a statutory expiration date between 2034 and 2040. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

In addition, in connection with our FDA approval on January 9, 2020, the FDA granted AYVAKIT new chemical entity, or NCE, exclusivity until January 9, 2025 and Orphan Drug Exclusivity, or ODE, until January 9, 2027. In connection with our FDA approval on June 16, 2021, the FDA granted AYVAKIT new clinical indication exclusivity for two indications until June 16, 2024 and ODE until June 6, 2028.

In connection with notification of our EMA approval on September 25, 2020, the EMA granted AYVAKYT Orphan marketing exclusivity until September 25, 2030. Additionally, 1 year of market protection was granted after authorization of new therapeutic indication representing a significant clinical benefit in comparison with existing therapies until September 25, 2031. In connection with notification of our EMA approval on March 25, 2022, the EMA granted AYVAKYT Orphan marketing exclusivity until March 25, 2032.

GAVRETO (pralsetinib)

The patent portfolio covering GAVRETO contains patents and patent applications directed to compositions of matter for GAVRETO, including solid forms, formulations, and methods of use and manufacture. As of December 31, 2022, we own 4 U.S. patents and 24 foreign patents and multiple pending patent applications in the U.S., Europe and in various other foreign jurisdictions. The patents that have issued or will issue covering GAVRETO will have a statutory expiration date between 2036 and 2041. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

In addition, in connection with our FDA approval on September 4, 2020, the FDA granted GAVRETO NCE exclusivity until September 4, 2025 and ODE until September 4, 2027. In connection with our FDA approval on December 1, 2020, the FDA granted GAVRETO two ODEs until December 1, 2027.

In connection with notification of our EMA approval on November 22, 2021, the EMA granted GAVRETO data exclusivity until November 22, 2029 and marketing protection until November 22, 2031.

KIT Program—Elenestinib

The patent portfolio for our KIT program contains patents and patent applications directed to compositions of matter for elenestinib and other compound families, as well as solid forms and methods of use and manufacture. As of December 31, 2022, we own 8 U.S. patents and pending patent applications in the U.S., Europe and in various other foreign jurisdictions. The patents that have issued or will issue covering our KIT program will have a statutory expiration date between 2034 and 2043. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

EGFR Program

The patent portfolio for our EGFR program contains patents and patent applications directed to compositions of matter for BLU-945, BLU-525, BLU-451 and other compound families, as well as solid forms, formulations, methods of use and manufacture. As of December 31, 2022, own or license one U.S. patent, 2 European patents, validated in 6 states and two foreign patents and multiple pending patent applications in the U.S., Europe and in various other foreign jurisdictions. The patents that have issued or will issue covering our EGFR program will have a statutory expiration date between 2034 and 2043. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

CDK2 Program

The patent portfolio for our CDK2 program contains patent applications directed to compositions of matter for BLU-222 and other compound families, as well as methods of use. As of December 31, 2022, we own 9 patent applications pending in the U.S., PCT and in various foreign jurisdictions. The patents that will issue covering our CDK2 program will have a statutory expiration date of 2042. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

MAP4K1 Program

The patent portfolio for our MAP4K1 program contains patent applications directed to compositions of matter for BLU-852 and other compound families, as well as methods of use. As of December 31, 2022, we own one U.S. patent and pending applications in the U.S., and in various foreign jurisdictions and as PCT applications. The patents that will issue covering our MAP4K1 program will have a statutory expiration date between 2041 and 2042.

Other Considerations

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. See “— Government Regulation — U.S. Patent Term Restoration and Marketing Exclusivity” below for additional information on such exclusivity. In the future, if applicable and when our drug candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each drug and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

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

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators, third-party service providers, and scientific advisors, and non-competition, non-solicitation, confidentiality, and invention assignment agreements with our employees. We have also executed agreements requiring assignment of inventions with selected scientific advisors, consultants, and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that these agreements will afford us adequate protection of our intellectual property and proprietary information rights.

With respect to the building of our proprietary compound library and targeted protein degrader platform, we consider trade secrets and know-how to be our primary intellectual property. Trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our discovery platform, these trade secrets and know-how will over time be disseminated within the industry through independent development and public presentations describing the methodology.

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

SM

AYVAKIT/AYVAKYT faces competition for advanced SM from Novartis AG’s midostaurin and imatinib, and may face competition from drug candidates in development, including that being developed by Cogent Biosciences, Inc. We are developing avapritinib for indolent SM, and we are developing elenestinib for the treatment of indolent SM and other mast cell disorders. If avapritinib and elenestinib are approved for indolent SM, they may face competition from drug candidates in development, including those being developed by AB Science S.A., Allakos Inc. and Cogent Biosciences, Inc.

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

EGFR-Mutated NSCLC

We are developing BLU-945 and BLU-525 for EGFR-mutated NSCLC, which, if approved, will face competition from AstraZeneca plc’s osimertinib and aumolertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRx, Inc. and approved in China. In addition, BLU-525 and BLU-945 may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Allist Pharmaceuticals, Arrivent Biopharma, Inc., Betta Pharmaceuticals, Black Diamond Therapeutics, Inc., Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., Chia Tai Tianqing Pharmaceutical Group, Daiichi Sankyo Company, Limited, Janssen Pharmaceuticals, Inc., J INTS Bio, Kanaph Therapeutic, RedCloud Bio, Theseus Pharmaceuticals Inc and Qilu Pharmaceutical.

We are developing BLU-451 for EGFR exon 20 insertion-positive NSCLC, which, if approved, will face competition from Janssen Pharmaceuticals, Inc. and Takeda Pharmaceuticals. In addition, BLU-451 may face competition from drug candidates in development for EGFR exon 20 insertion-positive NSCLC, including those being developed by Abbisko Therapeutics Co., Ltd., Bayer AG, Cullinan Oncology, Inc., Daiichi Sankyo Company, Limited, Dizal Pharmaceutical Co. Ltd., Shenzhen Forward Pharmaceutical Co., Ltd., Shanghai Junshi Biosciences Co., Ltd., Oric Pharmaceuticals, Inc. and Scorpion Therapeutics, Inc.

CDK2-Vulnerable Cancers

We are developing BLU-222 for cancers vulnerable to CDK2 inhibition, including cancers with aberrant cyclin E, which, if approved, will face competition from indication-specific therapies such as Genentech’s bevacizumab, AstraZeneca and Merck’s olaparib, AstraZeneca and Daiichi Sankyo’s Enhertu, Clovis Oncology’s rucaparib, GSK’s niraparib, Merck’s pembrolizumab, Menarini Group & Stemline Therapeutics’ Elacestrant, and Eisai’s lenvatinib. In addition, BLU-222 may face competition from drug candidates in development, including those being developed by Acrivon Therapeutics, Allorion Therapeutics, Inc., Anrui Biomedical Technology, Arvinas, Aucentra Therapeutics, BioTheryX, Inc., Cedilla Therapeutics, Inc., Cyclacel Pharmaceuticals Inc., Eli Lilly and Company, Exelixis, Gilead Sciences, Inc., Impact Therapeutics, Incyclix Bio, Incyte Corporation, Monte Rosa Therapeutics, Inc., Regor

Therapeutics Inc., Relay Therapeutics, Pfizer Inc., AstraZeneca plc, Zentalis Pharmaceuticals, Inc. and Repare Therapeutics, Inc.

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

Commercialization

As a fully integrated, global precision therapy company focused on discovering, developing and commercializing a portfolio of precision therapies, our vision is to bring life-changing precision therapies to as many patients with cancer and blood disorders as possible. We have established our own commercial organization in the U.S. and Europe in connection with our commercial launches of AYVAKIT and GAVRETO in the U.S. and AYVAKYT in Europe. We have also entered into collaborations with our partners, including CStone and Roche, for global commercialization activities for AYVAKIT/AYVAKYT and GAVRETO in their respective territories. We are continuing to expand our commercialization capabilities and to build our distribution capabilities to accelerate global adoption of our approved drugs and to prepare for additional planned commercial launches with an initial focus on the U.S. and Europe.

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

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture of any drug we may commercialize. To date, we have obtained materials for avapritinib, pralsetinib, fisogatinib, elenestinib, BLU-945, BLU-701, BLU-525, BLU-222 and BLU-451 for our ongoing and planned clinical testing from third-party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have a long-term supply arrangement in place. Although we have negotiated manufacturing agreements with certain venders for the commercial supply of AYVAKIT/AYVAKYT and GAVRETO, we may also obtain our supplies for these approved drugs from these manufacturers on a purchase order basis from time to time. We rely primarily on single-source third-party suppliers to manufacture and supply our drugs and may from time to time explore opportunities to identify and qualify additional manufacturers to provide the API, drug substance and drug products.

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

In addition, drugs studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint and under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Additionally, under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA for a drug that uses or incorporates the platform technology. Designated platform technology status does not ensure that a drug will be developed more quickly or receive FDA approval.

Even if a product candidate or our platform qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, priority review, accelerated approval and breakthrough therapy designation, do not change the standards for approval and may not ultimately expedite the development or approval process.

Pediatric Trials

A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within sixty days of an end of Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs.

Post-Marketing Requirements

Following approval of a new drug, a pharmaceutical company and the approved drug are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the drug, providing the regulatory authorities with updated safety and efficacy information, drug sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct to consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling, which is known as “off-label use”, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. There are also limitations on industry sponsored scientific and educational activities. Modifications or enhancements to the drug or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process. Any distribution of prescription drugs and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, a part of the FDCA.

In the U.S., once a drug is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that drugs be manufactured in specific approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our drugs in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Additionally, manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute drugs manufactured, processed or tested by them. Discovery of problems with a drug after approval may result in restrictions on a drug, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the drug from the market, and may require substantial resources to correct.

The FDA also may require post-approval commitments, which may include testing that are sometimes referred to as post-marketing studies or clinical studies, risk minimization action plans and post-marketing surveillance to monitor the effects of an approved drug or place conditions on an approval that could restrict the distribution or use of the drug. Discovery of previously unknown problems with a drug or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. The distribution of pharmaceutical drugs is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical drugs. In addition, under FDORA, sponsors of approved drugs must notify the FDA of any changes in marketing status, such as withdrawal of a drug, within 180 days. If the sponsor fails to meet this marketing status reporting requirement, the FDA could add the applicable products to a list of discontinued products, which would revoke the product’s ability to be marketed.

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

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

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

In the European Economic Area, or EEA (which is comprised of the Member States of the EU plus Norway, Iceland and Liechtenstein), in vitro diagnostic medical devices are required to conform with the general safety and performance requirements of the new in-vitro diagnostics Regulation (Regulation (EU) 2017/746) which applied from May 26, 2022, and replaced the EU Directive on in-vitro diagnostic medical devices (Directive No 98/79/EC). To demonstrate compliance with the general safety and performance requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices it requires the intervention of an accredited EU Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EU.

European Drug Development

In the EU, our future drugs may also be subject to extensive regulatory requirements. As in the U.S., medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained.

Clinical Trial Approval

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, which replaced the previous Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all EU Member States meaning no national implementing legislation in each EU Member State is required. The new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

European Drug Review and Approval

In the UK and the EU, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of marketing authorizations:

The centralized MA, which is issued by the European Commission through the centralized procedure, based on the opinion of the CHMP of the EMA and which is valid throughout the entire territory of the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain types of products, including medicines produced by certain biotechnological processes, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines), products designated as orphan medicinal products, and products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain is no longer be covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of MAs made by the European Medicines Agency and certain other regulators. The MHRA also has the power to have regard to MAs approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting an MA in the United Kingdom or Great Britain.

European Pediatric Investigation Plan

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. If an MA is obtained and trial results are included in the product information, even when negative, the product is eligible for six-months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

European Data and Market Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product, when applying for a generic or biosimilar (abbreviated) marketing authorization for eight years from the date on which the reference product was first authorized in the EU. During an additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained an MA based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European Orphan Drug Designation and Exclusivity

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish: that (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five (5) in ten thousand (10,000) persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Products receiving orphan designation in the EU can receive ten years of market exclusivity, during which time no “similar medicinal product” may be placed on the market in the EU. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication.

However, marketing authorization may be granted to a similar medicinal product with the same indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same indication if the similar product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity.

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
●The marketing and promotion of authorized medicinal products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of medicinal products and/or the general public, are strictly regulated in the EU. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

The aforementioned EU rules are generally applicable in the EEA, which consists of the EU Member States, plus Iceland, Liechtenstein and Norway.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore aligns in many ways with EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

Rest of the World Regulation

For other countries outside of the EU and the U.S., such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, drug licensing, pricing and reimbursement vary from country to country. In all cases the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

In addition to federal regulation, many states have begun to focus on efforts to regulate privacy and data security. For example, in California the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020 and was expanded by the California Consumer Privacy Rights Act, or CPRA, which went into effect on January 1, 2023, collectively establishes a privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The California Confidentiality of Medical Information Act also applies to pharmaceutical companies, including requirements for written authorization to use and disclose medical information and restrictions on the circumstances under which medical information can be used for marketing purposes. Other states that have also recently enacted comprehensive data privacy and security laws, include Utah, Virginia, Colorado, and Connecticut. Furthermore, all fifty states, the District of Columbia, Puerto Rico, and U.S. territories have enacted data breach notification laws. These various state laws differ from one another and impose significant compliance efforts.

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

Coverage and Reimbursement

Sales of our drugs will depend, in part, on the extent to which our drugs will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the U.S. and markets in other countries, patients and health care providers generally rely on third-party payors to reimburse all or part of prescription medications and associated healthcare costs. Thus, even if a drug has marketing approval in a country, sales of the drug will depend, in part, on the extent to which third-party payors, including government health programs, including Medicare and Medicaid in the U.S., commercial health insurers and managed care organizations, provide coverage for the cost of the patient’s use of the drug, and establish adequate reimbursement levels for the product. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our drug and drug candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue. Factors payors, including government health programs globally, consider in determining reimbursement are based on whether the product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and

●	neither experimental nor investigational.

These third-party payors are increasingly reducing or restricting reimbursements for medical drugs and services. In addition, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates, if approved, or a decision by a third-party payor to not cover our drug candidates could reduce usage of such drugs and have a material adverse effect on our sales, results of operations and financial condition.

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (AMP), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits.

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

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide coverage and reimbursement. Obtaining coverage and reimbursement for newly approved drugs and biologics is a time-consuming and costly process, and coverage may be more limited than the purposes for which a drug is approved by the FDA or comparable foreign regulatory authorities. Assuming coverage is obtained for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high.

Additionally, coverage policies and third-party reimbursement rates may change at any time. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of prescribed products.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal drugs for which their national health insurance systems provide reimbursement and to control the prices of medicinal drugs for human use. A member state may approve a specific price for the medicinal drug or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal drug on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical drugs will allow favorable reimbursement and pricing arrangements for any of our drugs. Historically, drugs launched in the EU do not follow price structures of the U.S. and generally tend to be significantly lower.

Healthcare Reform

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The Affordable Care Act, for example, enacted in March 2010, has had a significant impact on the health care industry. The Affordable Care Act expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the Affordable Care Act, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, and established annual fees and taxes on manufacturers of certain branded prescription drugs.

The Inflation Reduction Act, or IRA, enacted in August 2022, will have a significant impact on the pharmaceutical industry. The IRA redesigns Medicare by, most controversially, introducing a maximum fair price negotiation pursuant to which a statutorily set number of Part B and Part D drugs will be selected annually based on Medicare expenditures and the manufacturer required to negotiate a maximum fair price or be subject to a 95% excise tax on sales of the drug, subject to certain narrow exemptions and delayed implementation of 2026 for Part D and 2028 for Part B drugs. In addition, other notable changes set forth in the IRA include some positive and some more challenging features: implementing a $2,000 patient out of pocket cap on Part D drugs starting in 2025; eliminating patient cost-sharing in the Part D catastrophic phase; expanding the Part D low-income subsidy by moving the so-called “partial LIS” population into full LIS eligibility; and implementing inflation rebates calculated annually with the first such rebate expected to be owed in 2024 for Part D drugs and in 2023 for Part B drugs having price increases exceeding inflation. The IRA also eliminates the Medicare Part D coverage gap discount program, in which manufacturers had been required to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Instead, manufacturers are responsible for 10% point-of-sale discounts in the initial coverage phase (i.e., after deductible and before patient reaches catastrophic phase, if ever) and 20% point-of-sale discounts in the catastrophic phase (i.e., after patient has spent $2,000 out of pocket), subject to exceptions and phase-in for small companies (as narrowly defined by the IRA).

In 2021, President Biden issued an executive order instructing certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the Affordable Care Act will impact our business.

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

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

●	On August 2, 2011, the Budget Control Act of 2011 among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction began April 1, 2022, and remained through June 30, 2022. The 2% payment reduction resumed on July 1, 2022.

●	On April 13, 2017, the Centers for Medicare & Medicaid Services, or CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

●	On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

●	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

●	On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

●	The Creating and Restoring Equal Access to Equivalent Samples Act, or the CREATES Act, was enacted in 2019 requiring sponsors of approved new drug applications and biologics license applications to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to respond to such requests or any legal challenges under this law, our business could be adversely impacted.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021 and the petition was granted on July 2, 2021. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals’ decision, holding that HHS’s 2018 and 2019 reimbursement rates for 340B hospitals were contrary to the statute and unlawful.

There has also been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars, all of which are addressed in the Inflation Reduction Act of 2022; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be subject to Medicaid rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs for purposes of the Medicaid Drug Rebate program, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Implementation of this regulation was delayed first by court order, further delayed by the Bipartisan Safer Communities Act of 2022, and subsequently the Inflation Reduction Act of 2022 places a moratorium on implementation of this regulation until January 1, 2032. Both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain drug access, marketing cost disclosure, comprehensive price transparency disclosure requirements, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. Many foreign countries’ health authorities are authorized to restrict the range of medicinal drugs for which their national health insurance systems provide reimbursement to control the prices of medicinal drugs for human use. In addition, countries may approve a specific price for the medicinal drug or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical drugs will allow favorable reimbursement and pricing arrangements for any of our drugs. Historically, drugs launched in Europe do not follow price structures of the U.S. and generally tend to be significantly lower. More recently, developments in Europe include reforms to national reimbursement and pricing in Germany, France, Italy and the UK, that are expected to increase pressure on prices. For example, the German Federal Ministry of Health announced the SHI Financial Stabilisation Act which includes an extension of price moratorium for another 4 years, increases manufacturer mandatory discounts, and other measures intended to generate savings. Additionally, there is increased interest in cross-border collaboration on technology assessments, data/knowledge sharing, and group price negotiations as a means of controlling costs, such as the Beneluxa Initiative which includes Belgium, Luxembourg, the Netherlands, Austria and Ireland, and also the Nordic Pharmaceutical Forum.

Other Healthcare Laws

We may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our drug candidates, if approved. These laws include, without limitation, fraud and abuse, false claims, privacy and data security, and sunshine laws and regulations. Many of which differ from each other in significant ways, thus complicating compliance efforts.

For example, in the United States, the federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or civil monetary penalties. The majority of states also have anti-kickback laws, which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

In addition, the civil False Claims Act prohibits, among other things, knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of drug for unapproved uses and other sales and marketing practices. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’

compliance with applicable fraud and abuse laws.

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

We may be subject to consumer protection and unfair competition laws enacted at the country and state level, which broadly regulate marketplace activities and activities that potentially harm consumers.

There has also been a recent global trend of increased regulation of payments made to physicians and other healthcare providers. For example, in the United States, the Affordable Care Act, among other things, imposes reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit annual reports to the CMS, which publicly posts the data on its website. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Certain countries as well as U.S. states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

We are also subject to federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products. Likewise, we must comply with federal consumer protection and unfair competition laws. These laws broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we may be subject to analogous state and foreign laws and regulations, such as fraud and abuse, anti-kickback, false claims laws, consumer protection, and unfair competition laws, which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales, and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers. Such laws are enforced by various governmental agencies and through private actions. Some laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant country-level government compliance guidance that otherwise restricts payments that may be made to healthcare providers and other potential referral sources, require drug manufacturers to report information related to pricing and marketing information, such as the tracking and reporting of gifts, compensations, and other remuneration and items of value provided to physicians and other healthcare providers and entities, require the registration of pharmaceutical sales representatives, and restrict marketing practices or require disclosure of marketing expenditures.

Human Capital Resources

We provide an inclusive, collaborative and safe work environment for our employees, who enjoy innovative work and development opportunities. As of January 31, 2023, we had 641 full- and part-time employees globally, approximately 583 of whom are employed in the U.S. and approximately 58 are employed in foreign countries. Of those employees, 361 are engaged in research and development activities and 209 hold Doctorate or Master’s degrees. To allow us flexibility in meeting varying workflow demands, we also engage consultants and temporary workers when needed.

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

None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement. Outside the U.S., our employees in France, Germany and Italy, respectively, are covered by a collective bargaining agreement applicable to our industry as required by applicable local law. We consider our relationship with our employees to be good.

Note on the COVID-19 Pandemic

The ongoing COVID-19 pandemic has had widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. We continue to closely monitor the evolution and global impact of the COVID-19 pandemic, the identification of new variants of the COVID-19 virus and related developments, and our focus remains on promoting employee health and safety when continuing to advance the research and development of our drug candidates and to deliver our approved drugs to patients in need. For discussion regarding the impact of the COVID-19 pandemic on our business and financial results, see “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

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

Risks Related to Commercialization

We are in the process of growing as a commercial company and the marketing and sale of AYVAKIT/AYVAKYT, GAVRETO or any future approved drugs may be unsuccessful or less successful than anticipated.

We have two approved precision therapies, AYVAKIT/AYVAKYT and GAVRETO. While we have been commercializing AYVAKIT in the U.S. and AYVAKYT in Europe and co-commercializing GAVRETO with Roche in the U.S., we only have several years experience as a commercial company, and we have a limited track record demonstrating our ability to successfully overcome the many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. Marketing applications for avapritinib and pralsetinib are currently under review or planned in the U.S. or globally. To execute our business plan, in addition to successfully marketing and selling our approved drugs, we will need to successfully:

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
●maintain our existing collaborations with Roche, CStone Pharmaceuticals, or CStone, and Zai Lab;
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

We continue to build out our commercial capabilities and infrastructures and have been growing our sales and distribution experience and capabilities for marketing and market access. To successfully commercialize our approved drugs or any current or future drug candidates for which we receive marketing approval, we will need to continue to develop these capabilities and further expand our infrastructure to support commercial operations in the U.S., Europe and other regions, either on our own or with others. We may be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without a significant internal team or the support of a third party to perform these functions, including marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

The precise incidence and/or prevalence for SM, RET-altered cancers, EGFR-mutated NSCLC, CDK2-vulnerable cancers and GIST are unknown. Our projections of the number of people who have these diseases, the frequency of the genetic alterations targeted by our drugs and drug candidates and the subset of patients who have the potential to benefit from our treatment options are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or third-party market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our approved drugs and drug candidates may be limited or may not be amenable to treatment with our precision therapies.

Accordingly, the incidence and/or prevalence of the diseases we aim to address may not be otherwise amenable to treatment with our drugs, patients treated with our drugs and drug candidates may develop mutations that confer resistance to treatment or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

AYVAKIT/AYVAKYT faces competition for advanced SM from Novartis AG’s midostaurin and imatinib, and may face competition from drug candidates in development, including that being developed by Cogent Biosciences, Inc. If avapritinib and elenestinib are approved for non-advanced SM, they may face competition from drug candidates in development, including those being developed by AB Science S.A., Allakos Inc. and Cogent Biosciences, Inc.

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

We are developing BLU-525 and BLU-945 for treatment-resistant EGFR-mutated NSCLC, which, if approved, will face competition from AstraZeneca plc’s osimertinib and aumolertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRx, Inc. and approved in China. In addition, BLU-525 and BLU-945 may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Allist Pharmaceuticals, Arrivent Biopharma, Inc., Betta Pharmaceuticals, Black Diamond Therapeutics, Inc., Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., Daiichi Sankyo Company, Limited, Janssen Pharmaceuticals, Inc., J INTS Bio, Kanaph Therapeutics, RedCloud Bio, Theseus Pharmaceuticals, Inc., and Qilu Pharmaceutical.

We are developing BLU-451 for EGFR exon 20 insertion-positive NSCLC, which, if approved, will face competition from Janssen Pharmaceuticals, Inc. and Takeda Pharmaceuticals. In addition, BLU-451 may face competition from drug candidates in development for EGFR exon 20 insertion-positive NSCLC, including those being developed by Abbisko Therapeutics Co., Ltd., Bayer AG, Cullinan Oncology, Inc., Daiichi Sankyo Company, Limited, Dizal Pharmaceutical Co. Ltd., Shenzhen Forward Pharmaceutical Co., Ltd., Shanghai Junshi Biosciences Co., Ltd., Oric Pharmaceuticals, Inc. and Scorpion Therapeutics, Inc.

We are developing BLU-222 for cancers vulnerable to CDK2 inhibition, including cancers with aberrant cyclin E, which, if approved, will face competition from indication-specific therapies such as Genentech’s bevacizumab, AstraZeneca and Merck’s olaparib, AstraZeneca and Daiichi Sankyo’s Enhertu, Clovis Oncology’s rucaparib, GSK’s niraparib, Merck’s pembrolizumab, Menarini Group & Stemline Therapeutics’ Elacestrant, and Eisai’s lenvatinib. In addition, BLU-222 may face competition from drug candidates in development, including those being developed by Acrivon Therapeutics, Allorion Therapeutics, Inc., Anrui Biomedical Technology, Arvinas, Aucentra Therapeutics, BioTheryX, Inc., Cedilla Therapeutics, Inc., Cyclacel Pharmaceuticals Inc., Eli Lilly and company, Exelixis, Gilead Sciences, Inc., Impact Therapeutics, Incyclix Bio, Incyte Corporation, Monte Rosa Therapeutics, Inc., Regor Therapeutics Inc., Relay Therapeutics, Pfizer Inc., AstraZeneca plc, Zentalis Pharmaceuticals, Inc. and Repare Therapeutics, Inc.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drugs and drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostic tests. There has been limited success to date industry-wide in developing and commercializing these types of companion diagnostic tests. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into agreements to develop and/or commercialize companion diagnostic tests with third parties, including for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, and pralsetinib in order to identify NSCLC patients with RET fusions and MTC patients with RET mutations. We have limited experience in the development and commercialization of companion diagnostic tests with third parties and may not be successful in developing and commercializing appropriate companion diagnostic tests with third parties to pair with our approved drugs or drug candidates that receive marketing approval. In addition, current commercially available diagnostic tests may become unavailable in the future. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the U.S. as medical devices and require separate regulatory clearance or approval prior to commercialization. We are relying on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize the companion diagnostic tests, including for avapritinib and pralsetinib, and we expect to rely in whole or in part on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize any other companion diagnostic tests for current and future drug candidates. We and our collaborators may encounter difficulties in developing and obtaining clearance or approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic test that we may seek to develop:

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

If we are unable to maintain and, if necessary, expand sales and marketing capabilities or enter into agreements with third parties to sell and market our drugs and drug candidates, we may not be successful in commercializing our drugs and drug candidates if and when they are approved.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any drug launch. If the commercial launch of a drug candidate or a new indication for a drug product for which we establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, which may be costly.

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

If we do not maintain and, if necessary, expand sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drugs and drug candidates, if approved. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

Moreover, during the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In addition, even if we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our drugs and related companion diagnostic tests, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-marketing requirements, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Additionally, the receipt of regulatory approval for one indication does not ensure the likelihood of success for regulatory approval of expanded indications for a marketed product. Any of the foregoing scenarios could materially harm the commercial prospects for our drug candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates and companion diagnostic tests related to our approved drugs and drug candidates, the commercial prospects for our approved drugs or drug candidates may be harmed and our ability to generate revenues will be materially impaired.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

We may seek designation for our discovery platform as a designated platform technology, but we might not receive such designation, and even if we do, such designation may not lead to faster drug development or a faster regulatory review or approval process.

We may seek designation for our discovery platform as a designated platform technology. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), a platform technology incorporated within or utilized by a drug product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an investigational new drug (IND) application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA for a drug that uses or incorporates the platform technology. Even if we believe our discovery platform meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed or reviewed more quickly or receive FDA approval. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

A fast track or breakthrough therapy designation by the FDA for our drug candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will receive marketing approval.

We may seek fast track or breakthrough therapy designation for some of our current or future drug candidates. Fast track designation is designed for drug candidates intended for the treatment of a serious or life-threatening disease or condition, where nonclinical or clinical data demonstrate the potential to address an unmet medical need for this disease or condition. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as fast track or breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The FDA has granted fast track designation to BLU-782 for the treatment of FOP. The FDA has granted breakthrough therapy designation to avapritinib for the treatment of moderate to severe indolent SM. In addition, the FDA previously granted breakthrough designation to our drugs, AYVAKIT and GAVRETO, for the treatment of certain patients with GIST, advanced SM, moderate to severe indolent SM and RET-altered cancers, respectively.

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

We may seek approval of our drug candidates, where applicable, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies. In addition, it demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials, and under FDORA the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the product’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

We may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

The FDA has granted orphan drug designation to avapritinib for the treatment of GIST and the treatment of mastocytosis, to pralsetinib for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive

NSCLC for the treatment of HCC. In addition, the European Commission, or EC, has granted orphan medicinal product designation to avapritinib for the treatment of GIST and the treatment of mastocytosis. As part of our business strategy, we may seek orphan drug designation for some of our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user fee waivers.

Similarly, in the EU, the European Commission grants orphan medicinal product designation after receiving the opinion of the European Medicines Agency’s, or EMA, Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation is intended to promote the development of medicinal products that are intended for the diagnosis, prevention or treatment of life threatening or chronically debilitating conditions affecting not more than five (5) in ten thousand (10,000) persons in the EU or for products intended for the diagnosis, prevention, or treatment of a life threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the EU would generate sufficient return to justify the necessary investment in developing the product. In each case, there must be no satisfactory method of diagnosis, prevention, or treatment authorized for marketing in the EU (or, if such a method exists, the product would be of significant benefit to those affected by the condition). In the EU, orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EC or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the U.S. and ten years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan medicinal product designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

Any current or future drug candidate for which we receive accelerated approval from the FDA, including GAVRETO, or similar conditional approval from the EMA, including AYVAKYT, or comparable regulatory authorities in other jurisdictions may be required to undergo one or more confirmatory clinical trials, as a condition of accelerated approval, be required to perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These post-market confirmatory trials must be completed according to timelines agreed upon with the FDA. If such drug candidate fails to meet its safety and efficacy endpoints in such confirmatory clinical trials, the regulatory authority may withdraw its approval. There is no assurance that any such drug candidate will successfully advance through its confirmatory clinical trial(s). Therefore, even if a drug candidate receives accelerated approval from the FDA or similar conditional approval from the EMA or comparable regulatory authorities, such approval may be withdrawn at a later date. In addition, under FDORA the FDA is now permitted to require, as appropriate, that post-marketing trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the product’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

If the FDA or a comparable foreign regulatory authority approves any of our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, as well as continued compliance with current Good Manufacturing Practices (cGMPs) and Good Clinical Practices (GCPs) for any clinical trials that we conduct post-approval. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Any regulatory approvals that we receive for our drug candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug. Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with our third party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Regulatory agencies may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice (DOJ), closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or any future collaborators, do not market any of our products for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing, government investigations, or litigation. Violation of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws and could expose our company to substantial civil or criminal penalties.

Even though we may have obtained approvals for certain of our products, such drug or drug candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

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

The United States has enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current drug candidates or any future drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known. See section entitled “Business – Coverage and Reimbursement.”

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

The Creating and Restoring Equal Access to Equivalent Samples Act, or the CREATES Act, was enacted in 2019 requiring sponsors of approved new drug applications and biologics license applications to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to respond to such requests or any legal challenges under this law, our business could be adversely impacted.

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

Risks Related to Our Financial Position and Need for Additional Capital

We are a precision therapy company in the process of growing our operations. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through December 31, 2022, we have received an aggregate of $3.6 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, or Alexion and $150.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we also have generated revenue through sales of our drug products.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net losses were $557.5 million and $644.1 million for the years ended December 31, 2022 and 2021, respectively. Our net income was $313.9 million for the year ended December 31, 2020 primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib. As of December 31, 2022, we had an accumulated deficit of $1,833.0 million.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses will continue to increase in connection with our ongoing activities. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, we will incur significant sales, marketing and outsourced-manufacturing expenses in connection with the commercialization of any of our drugs or any drug candidates for which we may receive marketing approval. In addition, we have incurred and will continue to incur substantial costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

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
●achieve market acceptance in the medical community and with third-party payors for AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval; and
●compete with companies that may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs.

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
●the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration or license agreements, our financing agreements, or any collaboration, partnership, financing or license agreements that we may enter into in the future;
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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and future revenue monetizations. We do not have any committed external source of funds, other than our collaborations with Roche, CStone and Zai Lab and the license agreements with Clementia and IDRx, the Royalty Purchase Agreement with Royalty Pharma, and the Financing Agreement with Sixth Street Partners, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drugs and drug candidates that we would otherwise prefer to develop and market ourselves.

If we raise funds through additional collaborations, strategic alliances, licensing arrangements or future revenue monetizations with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs, drugs or drug candidates or to grant licenses on terms that may not be favorable to us. Further, due to the uncertainty of pharmaceutical development, the high historical failure rates generally associated with drug development and uncertainty of successful commercialization, we may not receive any regulatory, development, sales-based milestones or royalty payments under any such collaborations, strategic alliances, licensing arrangements or future revenue monetizations.

In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma, pursuant to which, we sold our right to receive all of the royalties payable to the Company with respect to net sales by Roche, in all countries besides China, Hong Kong, Macau, Taiwan (collectively, “Greater China”) and the U.S., of GAVRETO under the Collaboration Agreement, dated July 13, 2020, by and between the Company and Roche, as amended. As consideration for the arrangement, we received $175.0 million upfront in cash and may receive up to $165.0 million in milestone payments. As a result, we will no longer derive cash from royalty payments from sales of GAVRETO in all countries besides Greater China and the U.S., other than in the form of contingent milestone payments under the royalty purchase agreement with Royalty Pharma. In February 2023, Roche announced that it recorded a full impairment charge of the GAVRETO intangible asset during the fourth quarter of 2022 due to lower sales expectations. If specified net sales milestones are not achieved, we may not be eligible to receive certain milestone payments under the Royalty Purchase Agreement with Royalty Pharma and the Roche pralsetinib collaboration agreement.

There are a number of factors that could materially affect the amount and timing of royalty payments to Royalty Pharma from Roche, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within our control. Such factors include, but are not limited to, delays or discontinuation of development of pralsetinib, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to Royalty Pharm are made in U.S. dollars (USD) while the underlying sales of GAVRETO are made in currencies other than USD, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense.

In June 2022, we entered into a Future Revenue Purchase Agreement with Sixth Street Partners, the other purchasers from time to time party thereto, and Sixth Street Partners as representative for the purchasers, pursuant to which, we sold our right to receive future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/ AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of elenestinib, but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively. As consideration for the arrangement, we received $250.0 million in cash in July 2022 upon the transactions closing.

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

We have entered into collaborations and licenses with Roche, CStone, Zai Lab, Proteovant, Clementia and IDRx for the development and commercialization of several of our drugs and drug candidates, and may enter into additional collaborations and licenses with other third parties in the future. The success of these arrangements will depend heavily on the efforts and activities of our collaborators and licensing partners. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. In some situations, we may not be able to influence our collaboration partners’ decisions regarding the development and collaboration of our partnered drugs and drug candidates, and as a result, our collaboration partners may not pursue or prioritize the development and commercialization of those partnered drugs and drug candidates in a manner that is in our best interest. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement or result in litigation or arbitration, which would be time-consuming and expensive. Licensors generally have sole discretion in determining the efforts and resources that they will apply to the licensed products.

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

The facilities used by our contract manufacturing organizations (CMOs) to manufacture our drugs and drug candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our CMOs for compliance with cGMPs in connection with the manufacture of our drugs and drug candidates. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drugs and drug candidates or is unable to conduct inspections necessary to approve these facilities due to delays or disruptions caused by the ongoing COVID-19 pandemic, or if the FDA or a comparable regulatory authority withdraws any such approval in the future, we may be delayed in obtaining approval of these facilities for the manufacture of our drugs and drug candidates or need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved, and could require comparability studies for the setup of manufacturing operations at alternative facilities. If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or drug candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our drug candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop drug candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our drug candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our drug products or drug candidates. In addition, in the case of the CMOs that supply our drug candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our drugs and drug candidates.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the U.S. and other countries for our drugs and drug candidates and our core technologies, including our novel target discovery engine, our proprietary compound library, targeted protein degrader platform and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary compounds, as well as the use of these compounds in the treatment of diseases, formulations, solid forms, and manufacturing processes and other technologies, inventions and improvements that are important to the development and implementation of our business. We also rely on copyright, trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

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

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same methods or formulations or the same subject matter, in either case, that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first-to-file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty. For example, we are aware of a patent owned by third parties that has generic method of treatment claims that may cover pralsetinib. If the claims of this third-party patent are asserted against us, we do not believe pralsetinib or our proposed activities related to such compound would be found to infringe any valid claim of this patent. While we may decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, and courts or patent offices in the U.S. and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

Even if we acquire patent protection that we expect should enable us to maintain such competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents, which submissions may also be made prior to a patent’s issuance, precluding the granting of any of our pending patent applications. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others from whom we have obtained licenses to such rights. Competitors may claim that they invented the inventions claimed in our issued patents or patent applications prior to us or may file patent applications before we do. Competitors may also claim that we are infringing on their patents and that we therefore cannot practice our technology as claimed under our patents, if issued. Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents, and if our patents are successfully challenged, we may face generic competition prior to the expiration dates of our U.S. Orange Book listed patents.

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

Even if they are unchallenged, our issued patents and our pending patents applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or drugs in a non-infringing manner. For example, a third party may develop a competitive drug that provides benefits similar to one or more of our drugs and drug candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our drugs and drug candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our drugs or drug candidates, if approved, could be negatively affected, which would harm our business.

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

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents and other intellectual property rights. To counter infringement or unauthorized use, including against ANDA filers, we may be required to resort to litigation, that includes infringement claims. A court may disagree with our allegations, however, and may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the third-party technology in question. Further, such third parties could counterclaim that we infringe their intellectual property or that a patent we have asserted against them is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace. In addition, third parties may initiate legal proceedings against us to assert such challenges to our intellectual property rights. The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our current or future patents, but that could nevertheless be determined to render our patents invalid.

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

If we are not able to obtain, or in applicable cases maintain, patent term extension or non-patent exclusivity in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the marketing exclusivity term of our products or product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our products or product candidates, one of the U.S. patents covering each of such products or product candidates or the use thereof may be eligible for up to five years of patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

If we are unable to obtain patent term extension, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product may be shortened and our competitors may obtain approval of competing products following our patent expiration sooner, and our revenue could be reduced, possibly materially.

It is possible that we will not obtain patent term extension under the Hatch-Waxman Act for a U.S. patent covering a product candidate even where that patent is eligible for patent term extension, or if we obtain such an extension, it may be for a shorter period than we had sought. Further, for certain of our licensed patents, we do not have the right to control prosecution, including filing with the USPTO, an application for patent term extension under the Hatch-Waxman Act. Thus, if one of our licensed patents is eligible for patent term extension under the Hatch-Waxman Act, we may not be able to control whether an application to obtain a patent term extension is filed, or an extension obtained, from the USPTO.

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If a patent covering one of our approved products is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application, or ANDA, filed with the FDA to obtain permission to sell a generic version of such product.

Depending upon the timing and specifics of marketing approval of our products, the FDA and other applicable regulatory authorities may grant certain non-patent exclusivities. However, we may be unable to secure or maintain additional non-patent exclusivity for our products or maintain any non-patent exclusivity. Similarly, although we intend to seek new chemical entity exclusivity, and potentially other exclusivities, for product candidates we are developing, we may not be successful in doing so. Moreover, these non-patent exclusivities, if granted, are limited and other companies may be able to submit marketing applications and receive approval earlier than we anticipate.

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

We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business

Under our current license agreements, we may not have the final or sole decision on whether we are able to opt out certain of our in-licensed European patents and patent applications from the recently created Unified Patent Court (UPC) for the European Union, that is expected to be fully ratified in 2023.  Our licensors may decide to not opt out the of the UPC, which would subject our in-licensed European patents and patent applications to the jurisdiction of the UPC. Furthermore, even if our licensors decide to opt out of the UPC, we cannot guarantee that our licensors will comply with the legal formalities and requirements for properly opting out of the UPC.  Thus, we cannot be certain that our in-licensed European patents and patent applications will not fall under the jurisdiction of the UPC. Under the UPC, a single European patent would be valid and enforceable in numerous European countries. A challenge to the validity of a European patent under the UPC, if successful, could result in a loss of patent protection in numerous European countries which could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO

Our European patents and patent applications could be challenged in the recently created Unified Patent Court (UPC) for the European Union, that is expected to be fully ratified in 2023.  We may decide to opt out our European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.  Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. Although such patent rights would apply to numerous European countries, a successful challenge to a European patent under the UPC could result in loss of patent protection in numerous European countries. Accordingly, a single proceeding under the UPC addressing the validity and infringement of the European patent could result in loss of patent protection in numerous European countries rather than in each validated country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

In addition to the protection afforded by patents, we rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. With respect to the building of our proprietary compound library and targeted degrader platform, we consider trade secrets and know-how to be our primary intellectual property. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our consultants and employees. We may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, however, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets.

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

As of January 31, 2023, we had 641 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the ongoing COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. In addition, geopolitical developments, such as the Russian invasion of Ukraine or deterioration in the bilateral relationship between the U.S. and China could contribute to disruption, instability and volatility in the global markets, as well as an increased inflation, which in turn could adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows) could adversely affect our business, our supply chain, CROs, CMOs, clinical trial sites, collaborative partners, or other third parties with which we conduct business. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

Political development can also lead to uncertainty around regulations and rules that may materially affect our business. For example, as the UK regulatory system is now independent from the EU, a long term effect of Brexit could be that the UK significantly alters its regulations affecting the clearance or approval of our drug or drug candidates that are developed in the UK. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our drug candidates receive regulatory approval in the UK, as compared to the EU and elsewhere.

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

We do not have control over the operations of the facilities of our cloud service providers and our third-party providers may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. In addition, any changes in our cloud service providers’ service levels may adversely affect our ability to meet our requirements and operate our business.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. Notably, for example, on May 25, 2018, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR, took effect. The GDPR applies to any company established in the European Economic Area, or EEA, as well as any company outside the EEA that collects or otherwise processes personal data in connection with the offering goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, ensuring we have a valid legal basis to process personal data, maintaining records of our processing activities and to document data protection impact assessments where there is high risk processing, limitations on retention of information, mandatory data breach notification requirements, ensuring appropriate technical and organizational measures to be put in place to safeguard personal data and onerous new obligations on services providers. The GDPR imposes additional obligations and risk upon our business and substantially increase the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Further to the UK’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the ‘UK GDPR’). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. In this document, “GDPR” refers to both the EU and the UK GDPR, unless specified otherwise. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EEA.

EEA Member States have adopted national laws to implement the GDPR which may partially deviate from the GDPR. Further, competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country. For these reasons, we do not expect to operate in a uniform legal landscape in the EEA. In addition, the UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, but these have been put on hold.

Further, European data protection laws also prohibit the transfer of personal data from the EEA and Switzerland to third countries that are not considered to provide adequate protections are provided for personal data, including the U.S. With regard to transfers of personal data from the EEA, transfers to third countries that have not been approved as “adequate” are prohibited unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses, or SCCs, approved by the European Commission, or EC, or binding corporate rules, or a derogation applies. In the past, companies in the U.S. were able to rely upon the Privacy Shield framework to legitimize data transfers from the EEA to the U.S. In July 2020, the Court of Justice of the European Union, or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems, or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, published by the EC are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EEA, and required businesses to adopt supplementary measures if such standard is not met.

On June 4, 2021, the European Commission issued new SCCs that account for the CJEU’s decision and other developments, which need to be put in place for new contracts involving the transfer of personal data from the EEA to a third country since September 27, 2021, and incorporated into existing contracts since December 27, 2022. The New SCCs do not apply to the UK, but the UK Information Commissioner’s Office has published its own transfer mechanism, the International Data Transfer Agreement, or UK IDTA, which entered into force on 21 March 2022, and enables data transfers originating from the UK. It requires a similar assessment of the data protection provided in the importer’s country. The UK IDTA needs to be concluded in new contracts involving the transfer of personal data from the UK as of 22 September 2022. Organizations have until 21 March 2024 to update existing agreements. On March 25, 2022, the EC and the US announced to have reached a political agreement on a new “Trans-Atlantic Data Privacy Framework”, which will replace the invalidated Privacy Shield and on December 13, 2022. The EC published a draft adequacy decision on the Trans-Atlantic Data Privacy Framework. We will be required to implement these new safeguards when conducting restricted cross-border data transfers and doing so will require significant effort and cost. These and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.

Although the UK is regarded as a third country under the EU’s GDPR, the EC has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

While we have taken steps to mitigate the impact on us with respect to transfers of data, such as implementing the SCCs in new contracts with our service providers, customers, subsidiaries, and are updating existing contracts with the new SCCs in anticipation of the December 2022 deadline, the validity of these transfer mechanisms remains uncertain. Complying with this guidance as it exists today and evolves will be expensive and time consuming and may ultimately prevent us from transferring personal data outside the EEA, which would cause significant business disruption for ourselves and our customers and potentially require the changes in the way our products are configured, hosted and supported.

In addition, we are subject to Swiss data protection laws, including the Federal Act on Data Protection, or FADP. While the FADP provides broad protections to personal data, on September 25, 2020, the Swiss federal Parliament enacted a revised version of the FADP, which is anticipated to become effective in September 2023. The new version of the FADP aligns Swiss data protection law with the GDPR.

Further, in addition to existing European data protection law, the European Union also is considering another draft data protection regulation. The proposed regulation, known as the Regulation on Privacy and Electronic Communications (ePrivacy Regulation), would replace the current ePrivacy Directive. The Draft Regulation is still the subject of negotiations between the Council of the European Union and the European Parliament. It is unclear when the Draft Regulation will enter into force. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, as well as obligations and restrictions on the processing of data from an end-user’s terminal equipment, which may negatively impact our product offerings and our relationships with our customers.

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

Additionally, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020 and became effective on January 1, 2023. The CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Also, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or CDPA. The CDPA became effective on January 1, 2023. The CDPA regulates how businesses, which the CDPA refers to as “controllers”, collect and share personal information. The law applies to companies that conduct business in Virginia or product products or services that are targeted to residents of Virginia and either: (1) annually control or process personal data of at least 100,000 Virginia residents; or (2) control or process the personal data of at least 25,000 Virginia residents and derive over 50% of gross revenue from the sale of personal data. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The CDPA regulates impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. In addition, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law. The CPA is rather similar to the Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to its residents of the state and that either: (1) control or process the personal data of at least 100,000 Colorado residents during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 Colorado residents.

Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act, or UCPA, into law. The UCPA will take effect on December 31, 2023. Also, in 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act, or CTDPA, into laws. The UCPA and CTDPA draw heavily upon their predecessors in Virginia and Colorado. With the CTDPA, Connecticut became the fifth state to enact a comprehensive privacy law. New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress. With bills proposed in many other jurisdictions, it remains quite possible that other states will follow suit. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 eliminates the once available option to deduct research and development expenditures currently and requires taxpayers to amortize specified research expenditures attributable to domestic research over a period of five years and fifteen years for research activities attributable to foreign research. As of December 31, 2022, the U.S. Congress has not passed legislation that would defer the amortization requirement to future periods and as such the inability to deduct research and development expenditures in their entirety in 2022 had a material impact on the carryover of taxable losses used to offset future taxable income, and in turn will impact our cash flows in future years.

Risks Related to Our Common Stock

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through February 15, 2023. As a result of this volatility, our stockholders could incur substantial losses.

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

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. In February 2022, we entered into a new sales agreement with Cowen and Company, LLC through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million, subject to the terms and conditions of the sales agreement. We did not sell any shares of common stock under this sales agreement during the year ended December 31, 2022. If we seek authorization to sell shares of common stock under the new sales agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, enhanced procedural mechanics and disclosure requirements in connection with stockholder nominations and submissions of stockholder proposals, and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirors to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Our bylaws contain exclusive forum provisions, which may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable and may discourage lawsuits with respect to such claims.

Our amended and restated bylaws, as amended, or bylaws, provide that unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action, (2) any claim of breach of fiduciary duty, (3) any claim against a current or former director, officer, employee or stockholder, and (4) any action against our company governed by the internal affairs doctrine, which we refer to collectively as the Delaware forum provision. The Delaware forum provision does not apply to any claims arising under the Securities Exchange Act of 1934 or the Securities Act of 1933, as amended, or the Securities Act. Our bylaws further provide that, unless we consent in writing to an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which we refer to as the federal forum provision. We have chosen the federal district courts of the United States as the exclusive forum for such Securities Act causes of action. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware forum provision and the federal forum provision.

In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware forum provision and the federal forum provision.

The Delaware forum provision and the federal forum provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders bringing a claim that is covered by the Delaware forum provision do not reside in or near the State of Delaware. In addition, these forum selection clauses in our bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The federal forum provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable or invalid. Alternatively, if the federal forum provision is found inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have an adverse effect on our business, financial condition or results of operations. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Repurchases of our capital stock may be subject to additional tax.

Congress recently enacted a new 1% excise tax on certain stock repurchases (or similar transactions) effected by publicly traded domestic corporations such as Blueprint. This tax could make stock repurchases less desirable (and therefore less likely) as compared with other possible uses of our funds, and could reduce the amount of cash available if we do determine to pursue a stock repurchase.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2022, we had federal net operating loss carryforwards of approximately $648.1 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. In addition, pursuant to the TCJA, we may not use net operating loss carry-forwards generated in taxable years beginning after December 31, 2017 to reduce our taxable income in any year beginning after December 31, 2020 by more than 80%, and we may not carry back any net operating losses to prior years. These rules apply regardless of the occurrence of an ownership change.

With respect to the net operating losses and research and development tax credit carryforwards acquired from the acquisition of Lengo, the Company has completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since Lengo’s formation. Based on the study all the net operating losses and research and development credits acquired will be available for utilization within their applicable carryforward periods.

In April 2022, the Company completed an update to the prior Section 382 study dated February 25, 2021. Since the Section 382 owner shifts are tested on a cumulative basis, the current update incorporates the period from February 7, 2017, the day of the last identified ownership change, through December 31, 2021. The analysis concluded that it is more likely than not that an additional ownership change did not occur during the update analysis period. This is assuming that no further significant shifts in stock ownership have occurred by virtue of equity events that have not yet been reported in publicly available SEC filings. As of December 31, 2022, the Company performed an analysis of any potential ownership changes. The estimate concluded that it is more likely than not that an additional ownership change did not occur during the analysis period. The Company will finalize the analysis as part of the 2022 income tax return filing.

As part of this update, the Company also analyzed the shifts in the stock ownership of Lengo Therapeutics, Inc. (Lengo), a company acquired on December 29, 2021, for purposes of determining (1) whether and when Lengo experienced an “ownership change,” as defined in section 382(g)(1) of the Internal Revenue Code, during the period beginning March 6, 2019, the date of the first reported issuance of Lengo stock, and ending on the date of the Company’s acquisition by Blueprint on December 29, 2021 (Owner Shift Analysis), and (2) the extent to which Lengo’s net operating loss and tax credit carryforwards may be subject to limitation under sections 382 and 383 as a result of any such ownership changes (Limitation Analysis) (collectively, the Analysis). The analysis concluded that it is more likely than not that ownership changes occurred on (1) March 26, 2020 in connection with the issuance of Series A Preferred stock and (2) on December 29, 2021 in connection with Blueprint’s acquisition of the Company. An analysis of Lengo Therapeutics, Inc. was not required as it was merged into the Company effective June 24, 2022.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located at 45 Sidney Street in Cambridge, Massachusetts where we occupy approximately 139,216 rentable square feet of office and laboratory space under a lease that will expire on November 30, 2029, unless terminated sooner.

We also lease approximately 39,000 rentable square feet at our former corporate headquarters at 38 Sidney Street in Cambridge, Massachusetts under a lease that was extended on December 15, 2021, and will now expire on November 30, 2029.

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

Holders

As of January 31, 2023, there were 10 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2015 through December 31, 2022. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on December 31, 2015, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Information pertaining to fiscal year 2020 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 on pages 100 through 111 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2022.

Overview

We are a global precision therapy company that is inventing life-changing medicines for people with cancer and blood disorders. Applying an approach that is both precise and agile, we create therapies that selectively target genetic drivers, with the goal of staying one step ahead across stages of disease. Since 2011, we have leveraged our research platform, including expertise in molecular targeting and world-class drug design capabilities, to rapidly and reproducibly translate science into a broad pipeline of precision therapies. Today, we are delivering our approved medicines, AYVAKIT®/AYVAKYT® (avapritinib) and GAVRETO® (pralsetinib), to patients in the U.S. and Europe, and we are globally advancing multiple programs for systemic mastocytosis, or SM, lung cancer, breast cancer and other genomically defined cancers, and cancer immunotherapy.

Our drug discovery approach combines our biological insights with our proprietary compound library and chemistry expertise to design highly selective and potent precision therapies. We aim to enable potent target inhibition that provides significant and durable clinical responses, limit side effects driven by off-target activity and combine therapies to shut down disease drivers and resistance, with the goal of delivering significant and durable clinical benefit to patients based on the genetic driver of their disease. This uniquely targeted, scalable approach is designed to empower the rapid design and development of new treatments and increase the likelihood of success. In addition, our business model integrates our research engine with robust clinical development and commercial capabilities in oncology and hematology to create a cycle of innovation.

At our Investor Day held in November 2022, we announced our five-year 2027 Blueprint strategy to achieve what we are calling Precision at Scale, which aims to bring the promise of precision medicine to impact larger patient populations by leveraging the strength of our scientific leadership, proven development capability, and global integrated business. Building on our significant achievements over the last decade, the five-year 2027 Blueprint strategy aims to double our impact across multiple measures of portfolio strength in about half the time. Specifically, we endeavor to achieve the following by the end of 2027:

●	Launch AYVAKIT in indolent SM, improving treatment options for patients across the spectrum of the disease and expanding the company’s leadership position in SM.
●	Advance a robust portfolio of innovative clinical programs, addressing broader patient populations, towards registration.
●	Grow our research and development pipeline with diverse, high-value programs from the company’s prolific scientific platform

Systemic Mastocytosis and other Mast Cell Disorders — AYVAKIT®/AYVAKYT® (avapritinib) and Elenestinib (BLU-263)

Avapritinib

We are commercializing avapritinib for the treatment of SM and developing avapritinib for the treatment of indolent SM. SM is a rare hematologic disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and, in advanced forms of the disease, organ dysfunction and failure. Nearly all cases of SM are driven by the KIT D816V mutation, which aberrantly activates mast cells.

Avapritinib is approved in the U.S. under the brand name AYVAKIT for the treatment of adult patients with advanced SM, including aggressive SM or ASM, SM with an associated hematological neoplasm or SM-AHN, and mast cell leukemia or MCL. In March 2022, the European Commission expanded the marketing authorization for AYVAKYT to include the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy. After receiving the European Commission’s approval, we launched AYVAKYT in Europe. These approvals were supported by our ongoing Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and our ongoing Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial.

At the European Hematology Association, or EHA, Annual Meeting in June 2022, we presented data showing that AYVAKIT improved OS and other clinical outcomes in EXPLORER and PATHFINDER trial patients with advanced SM, when indirectly compared to real-world data for prior best available therapies.

At the American Society of Hematology, or ASH, Annual Meeting in December 2022, we reported EXPLORER and PATHFINDER trial data showing high, durable response rates and prolonged OS in patients with advanced SM. Safety data were consistent with previously reported results and the FDA approved labeling of AYVAKIT, and reinforce the favorable benefit-risk profile of AYVAKIT at the 200 mg once-daily recommended dose.

In addition, we are evaluating avapritinib in an ongoing registration-enabling Phase 2 clinical trial in indolent SM, which we refer to as our PIONEER trial. In August 2022, we reported positive top-line data for Part 2 of the PIONEER trial of AYVAKIT plus best available care versus placebo plus best available care, or the control arm, demonstrating clinically meaningful and highly significant improvements across the primary and key secondary endpoints, including patient-reported symptoms and objective measures of mast cell burden. AYVAKIT had a favorable safety profile compared to the control arm, supporting the potential for long-term treatment. Based on these positive results and a strong safety profile, we submitted a supplemental new drug application, or sNDA to the FDA for AYVAKIT in indolent SM in November 2022. The FDA accepted this sNDA and granted priority review, with an action date of May 22, 2023 under the Prescription Drug User Fee Act, or PDUFA.

We plan to present registrational PIONEER trial data for AYVAKIT in indolent SM at the American Academy of Allergy, Asthma and Immunology, or AAAAI, Annual Meeting in February 2023. In addition, we achieved European Medicines Agency, or EMA validation of a type II variation marketing authorization application, or MAA, for AYVAKYT for indolent SM in February 2023.

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

Elenestinib (BLU-263)

We are developing elenestinib, or BLU-263, an investigational, orally available, potent and highly selective KIT inhibitor, for the treatment of indolent SM and other mast cell disorders. Elenestinib is designed to have equivalent potency as avapritinib, with low off-target activity and lower penetration of the central nervous system, or CNS, relative to avapritinib based on preclinical data, which we believe will enable development of elenestinib for the treatment of indolent SM.

We are evaluating elenestinib in an ongoing Phase 2/3 clinical trial in indolent SM, which we refer to as our HARBOR trial. In December 2022, we announced top-line, 12-week data from the dose-finding Part 1 of the HARBOR trial. Elenestinib showed improved measures of mast cell burden and patient-reported symptoms, and safety data were consistent with the preclinical profile of elenestinib and a completed Phase 1 healthy volunteer trial. We plan to present HARBOR Part 1 trial data for elenestinib in indolent SM at a medical conference in the second half of 2023.

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

Through our collaboration with Roche, the European Commission granted conditional marketing authorization for GAVRETO as a monotherapy for the treatment of adults with RET fusion-positive advanced NSCLC not previously treated with a RET inhibitor. In November 2022, Roche withdrew its type II variation MAA to the EMA for pralsetinib for RET-altered thyroid cancers in the second-line. Roche stated a change in strategy as the reason for the withdrawal, and that it was unrelated to product quality, efficacy or safety.

Through our collaboration with CStone, GAVRETO is approved by China’s National Medicinal Products Administration, or NMPA, for the treatment of patients with RET fusion-positive NSCLC previously treated with platinum-based chemotherapy. In March 2022, China’s NMPA approved GAVRETO for the treatment of RET-mutant MTC and RET fusion-positive thyroid cancer. In January 2023, the Taiwan Food and Drug Administration, or TFDA, approved GAVRETO for the treatment of adult patients with RET fusion-positive locally advanced or metastatic NSCLC, RET-mutant MTC and RET fusion-positive thyroid cancer. GAVRETO was approved in Hong Kong in July 2022 for the treatment of RET fusion-positive NSCLC.

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

Through our collaboration with CStone, AYVAKIT is approved by China’s NMPA for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and also received accelerated approval from the TFDA and approval in Hong Kong, both for adults with unresectable or metastatic GIST harboring PDGFRA D842V mutations.

The FDA has granted breakthrough therapy designation for avapritinib for the treatment of unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In addition, the FDA has granted orphan drug designation to avapritinib for the treatment of GIST, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST.

EGFR-Mutated NSCLC – BLU-945, BLU-701, BLU-525 and BLU-451

We are developing a portfolio of investigational epidermal growth factor receptor, or EGFR, inhibitors with the potential to address a spectrum of common and uncommon EGFR activating mutations, including exon 19 deletions, the L858R mutation and exon 20 insertions. Patients with EGFR-driven NSCLC have high medical needs despite current standards of care. First, osimertinib has demonstrated shorter OS and PFS in patients whose tumors have activating L858R mutations, and there are limited treatment options for exon 20 insertion-driven NSCLC. Second, the majority of patients will ultimately progress due to tumor resistance, and preventing mutations from emerging is an important treatment goal. Third, the brain is a common site of disease progression that has proven difficult to treat. We are working to address these challenges and prolong patient benefit by advancing development of rational combinations with our investigational EGFR therapies. Ultimately, we are seeking to address the significant medical needs in EGFR-mutant NSCLC that affect approximately 60,000 patients in major markets, including the U.S., European Union or EU, the UK, and Japan.

EGFR-Positive NSCLC — BLU-945

BLU-945 is a selective and potent investigational inhibitor of the activating EGFR L858R mutation and on-target T790M and C797X resistance mutations. Early data from the ongoing dose escalation part of the Phase 1/2 trial of BLU-945, which we refer to as our SYMPHONY trial, were presented at the AACR Annual Meeting in April 2022. BLU-945 demonstrated dose-dependent decreases in EGFR variant allele fractions via circulating tumor DNA, or ctDNA, analysis and radiographic tumor reductions. BLU-945 was generally well-tolerated, with no significant AEs associated with wild-type EGFR inhibition. In the second quarter of 2022, we initiated a BLU-945 and osimertinib combination dose-escalation cohort in the ongoing Phase 1/2 SYMPHONY trial. In October 2022, preclinical data presented at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium showed that BLU-945 in combination with osimertinib prolonged tumor regression and survival in EGFR L858R-driven, treatment-naïve, patient-derived xenograft models.

In November 2022, at our Investor Day, we reported updated monotherapy dose escalation data from the SYMPHONY trial showing BLU-945 was generally well-tolerated and led to target ctDNA responses and tumor shrinkage. In the late-line setting, significant off-target resistance was identified at baseline and end-of-treatment by

ctDNA analysis, leading us to prioritize clinical development of BLU-945 in combination with osimertinib in the first line, where we do not expect multiple overlapping driver mutations. Additionally, at our Investor Day, we reported early SYMPHONY trial dose escalation data showing BLU-945 in combination with osimertinib was generally well-tolerated to-date. We plan to provide an initial clinical data update on SYMPHONY trial expansion for the combination of BLU-945 and osimertinib in first-line EGFR L858R-positive NSCLC in the second half of 2023.

EGFR-Positive NSCLC — BLU-701 and BLU-525

BLU-701 is a selective and potent investigational inhibitor of activating EGFR L858R or exon 19 deletion mutations and the on-target C797X resistance mutation. In November 2022, based on emerging clinical and pharmacokinetic data, we announced plans to prioritize development of BLU-525, a next-generation EGFR inhibitor, and deprioritize further development of BLU-701. Compared to BLU-701, based on preclinical data, BLU-525 has a distinct chemical structure with improved kinome selectivity and differentiated metabolism, and equivalent EGFR mutation coverage, wild-type EGFR selectivity and CNS penetration. Data supporting the preclinical profile of BLU-525 were reported at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium in October 2022. We plan to submit an investigational new drug application, or IND, to the FDA for BLU-525 in the first half of 2023.

EGFR Exon 20 Insertion-Positive NSCLC — BLU-451

BLU-451 is a selective and potent investigational inhibitor under development for the treatment of EGFR exon 20 insertion-positive NSCLC that we acquired in December 2021 through our acquisition of Lengo Therapeutics, Inc., which we refer to as BLU-451. In April 2022, we presented the first preclinical data for BLU-451 at the AACR Annual Meeting demonstrating that BLU-451 is a wild-type EGFR-sparing, CNS penetrant molecule which potently inhibited a broad range of exon 20 insertions and uncommon oncogenic point mutations. In addition, BLU-451 led to measurable tumor regression in a preclinical intracranial tumor model. Based on these foundational preclinical data, in March 2022 we initiated the Phase 1/2 trial of BLU-451 in patients with EGFR-driven NSCLC harboring exon 20 insertion mutations, which we refer to as our CONCERTO trial. We plan to present dose escalation data from the CONCERTO trial of BLU-451 in the first half of 2023.

CDK2-Vulnerable Cancers – BLU-222

We are developing an investigational inhibitor, BLU-222, targeting CDK2 for the treatment of patients with CDK2-vulnerable cancers. CDK2 is a cell cycle regulator and an important cancer target, with relevance across multiple malignancies, including hormone-receptor-positive breast cancer and other CDK2-vulnerable cancers, such as subsets of ovarian and endometrial cancer. Across multiple cancer types, aberrant CCNE1 hyperactivates CDK2, resulting in cell cycle dysregulation and tumor proliferation. Aberrant CCNE1 has been observed as a primary driver of disease, as well as a mechanism of resistance to CDK4/6 inhibitors and other therapies.

At the AACR Annual Meeting in April 2022, we presented preclinical data showing BLU-222 demonstrated significant antitumor activity in a CCNE1-amplified ovarian cancer model. BLU-222 in combination with standard of care agents, including chemotherapy and the PARP inhibitor olaparib, led to sustained tumor regression even after treatment cessation. At the San Antonio Breast Cancer Symposium, in December 2022, we reported preclinical results showing BLU-222 in combination with ribociclib led to sustained antitumor activity, in preclinical models of CDK4/6 inhibitor-naïve and resistant HR+/HER2 breast cancer, supporting the clinical development of this combination regimen.

In the first quarter of 2022, we initiated the Phase 1/2 trial of BLU-222 in CDK2-vulnerable cancers, which we refer to as our VELA trial. BLU-222 is being developed as monotherapy and in combination with other agents, including CDK4/6 inhibitors and ER antagonists, in hormone-receptor-positive, HER2-negative breast cancer or HR+/HER2- BC, and as a single agent and in combination in CCNE1-amplified tumor types. We plan to present dose escalation data from the VELA trial of BLU-222 in the first half of 2023.

Advanced Cancers – BLU-852

BLU-852 is a selective and potent investigational inhibitor of MAP4K1, a well-characterized immunokinase that is believed to play a role in T cell regulation. Preclinical data presented at the virtual AACR Annual Meeting in

April 2021 show that MAP4K1 inhibition enhanced intratumoral immune cell activation, overcame regulatory T cell, or Treg, mediated T cell suppression, and reduced tumor burden both as a monotherapy and in combination with checkpoint inhibition. These preclinical data support the continued development of BLU-852. In 2022, under our ongoing cancer immunotherapy collaboration, Roche endorsed clinical development plan for IND-enabling activities for BLU-852, as a single agent and in combination with atezolizumab, in advanced cancers.

Discovery Platform

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations, and craft drug candidates that potently and selectively target these kinases. In addition, we plan to expand our discovery platform by building capabilities, supported by external collaborations, for targeted protein degradation of both kinase and non-kinase targets in precision oncology, with the goal of advancing transformative therapies to patients and further broadening the significant productivity of our research engine. Beyond the discovery programs described above, we have multiple pre-development candidate programs for undisclosed kinase targets. In 2022, we nominated two development candidates from our discovery programs: BLU-525 and IDRX-73, a KIT exon 13 inhibitor that we licensed to IDRx.

In 2022, we started five early degrader research programs: three internal and two under our targeted protein degradation collaboration with Proteovant. Through the Proteovant collaboration, we plan to research and advance up to two novel protein degrader programs into development, with the option to expand to two additional programs. Under our immunotherapy collaboration with Roche, we are conducting activities for one program: BLU-852 for the treatment of advanced cancers. See “—Collaborations and Licenses Summary” below.

Mast Cell Disorders – Wild-Type KIT Inhibition

We are pursuing a research program targeting wild-type KIT, which aims to build on our KIT target leadership to design a best-in-class oral precision therapy for prevalent mast cell diseases, including chronic urticaria. Wild-type KIT plays a central role in mast cell survival, proliferation and activation. In addition, mast cells are the primary effector cells in several allergic-inflammatory diseases, including both inducible and spontaneous chronic urticaria. Chronic urticaria is a debilitating inflammatory skin disorder characterized by wheals, or hives, and sleep disruption, stress and anxiety due to severe itching are major contributors to disease burden. We have identified multiple examples of compounds meeting our target product profile, which includes potent and selective inhibition of wild-type KIT, low potential for drug/drug interactions, and activity that is peripherally restricted. In the middle of 2023, we plan to nominate a development candidate targeting wild-type KIT for the treatment of chronic urticaria.

Collaborations and Licenses Summary

Roche—Immunotherapy Collaboration. In March 2016, we entered into a collaboration with Roche to discover, develop and commercialize small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy (including the kinase target MAP4K1), as single products or possibly in combination with other therapeutics.

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

Clementia. In October 2019, we entered into a license agreement with Clementia, and granted Clementia an exclusive, worldwide, royalty-bearing license to develop and commercialize BLU-782, as well as specified other compounds related to the BLU-782 program. BLU-782 is an investigational, orally available, potent and highly selective inhibitor that targets mutant activin-like kinase 2, or ALK2, in development for the treatment of fibrodysplasia ossificans progressiva, or FOP. The FDA has granted a rare pediatric disease designation, orphan drug designation and fast track designation to BLU-782, each for the treatment of FOP. Clementia initiated patient dosing in a Phase 2 clinical trial of BLU-782, now referred to as fidrisertib, in the first quarter of 2022.

Zai Lab. In November 2021, we entered into a collaboration with Zai Lab to develop and commercialize BLU-945 and BLU-701, including their respective back-up forms and certain other forms thereof, for the treatment of EGFR-driven NSCLC in Greater China, including Mainland China, Hong Kong, Macau and Taiwan. The collaboration aims to accelerate and expand global development of the licensed products, which currently include BLU-945 and BLU-525 (which served as a back-up candidate for BLU-701).

Proteovant. In February 2022, we entered into an exclusive collaboration agreement, which we refer to as the Proteovant collaboration agreement, with Proteovant, to jointly research and advance up to two novel targeted protein degrader therapies as well as up to two additional novel protein degrader target programs as we may mutually agree with Proteovant (each such program is referred to as a target program). On a target program-by-target program basis, we will have an exclusive option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound and licensed product under each target program. Proteovant will have the right to opt into the global development and U.S. commercialization of certain licensed compounds and licensed products under the second target program that we option, and, if we expand to additional target programs, Proteovant will have the same opt-in right for the fourth target program that we option.

IDRx. In August 2022, we entered into a license agreement with IDRx, Inc., or IDRx, which we refer to as the IDRx License Agreement. Pursuant to the IDRx License Agreement, we granted IDRx an exclusive, worldwide, royalty-bearing license to exploit our internally discovered development candidate-stage KIT exon 13 inhibitor, IDRX-73

In connection with the IDRx License Agreement, we also entered into a stock purchase agreement with IDRx, which we refer to as the IDRx Stock Purchase Agreement, pursuant to which we received 4,509,105 shares of IDRx’s Series A preferred stock and the right to receive additional shares of IDRx’s Series A preferred stock through an anti-dilution provision subject to a defined financing cap as noncash consideration and the eligibility to receive up to $217.5 million in contingent cash payments, including specified development, regulatory and sales-based milestone payments and tiered royalty payments.

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

Note on the COVID-19 Pandemic

Due to the continued evolution and global impact of the ongoing COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business, operations and financial performance. For our ongoing and planned clinical trials, while we anticipate and have experienced some delays or disruptions due to the COVID-19 pandemic, we have successfully worked with impacted clinical trial sites to ensure study continuity. We actively monitor for COVID-19-related impacts to our supply chain, and we currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for our approved drugs and clinical-stage drug candidates. COVID-19 may also impact and has impacted our commercial activities for AYVAKIT/ AYVAKYT and GAVRETO, including patient access to testing and identification, but we have observed an increase in in-person engagements and will continue to conduct commercial and medical affairs field activities across our portfolio in virtual formats where in-person interactions are not feasible. We will continue to assess the duration, scope and severity of the COVID-19 pandemic as it evolves and the existing and potential impacts on our business, operations and financial performance, and we will continue to work closely with our third-party vendors, collaborators and other parties in order to seek to advance our pipeline of targeted therapies as quickly as possible, while keeping the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K for further discussion of risks related to the COVID-19 pandemic.

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through December 31, 2022, we have received an aggregate of $3.6 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, or IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, or Alexion and $150.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

Since inception, we have incurred significant operating losses, with the exception of the year ended December 31, 2020. Our net losses were $557.5 million and $644.1 million for the years ended December 31, 2022 and 2021, respectively. Our net income was $313.9 million for the year ended December 31, 2020 primarily due to the collaboration revenue recorded under our collaboration with Roche for pralsetinib. As of December 31, 2022, we had an accumulated deficit of $1,833.0 million. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses will continue to increase in connection with our ongoing activities, particularly as we:

●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize our drug and any current or future drug candidates for which we may obtain marketing approval;
●	seek marketing approval for our drug candidates, including avapritinib and pralsetinib in additional indications or avapritinib in additional geographies;
●	continue to advance clinical development activities for avapritinib and pralsetinib and initiate or advance clinical development activities for other current or future drug candidates as monotherapies or in combination with other agents;
●	continue to discover, validate and develop additional drug candidates or development candidates, including BLU-945, BLU-525, BLU-451, elenestinib (BLU-263) and BLU-222;
●	continue to manufacture increasing quantities of drug substance and drug product material for use in preclinical studies, clinical trials and commercialization and to purchase quantities of other agents for use in our clinical trial as we develop our drugs and drug candidates as potential combination therapies or for use as comparator agents;
●	conduct development and commercialization activities for companion diagnostic tests for our drugs and drug candidates;
●	conduct research and development activities under our collaborations with Roche, CStone, Zai Lab and Proteovant;

●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license additional businesses, technologies, drugs or drug candidates, form strategic alliances or create joint ventures with third parties; and
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel.

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

For the year ended December 31, 2022, our revenue mainly consisted of product sales of AYVAKIT/ AYVAKYT as well as collaboration and license revenue under our collaborations with CStone and Roche and license agreements with Clementia and IDRx. Collaboration and license revenue for the year ended December 31, 2022 primarily includes amounts that were recognized related to milestones achieved, amounts due to us for supply of inventory (under our collaboration agreements) and research and development services, and royalties on drug sales. License revenue – related party includes license revenue recorded under the IDRx License Agreement. We transferred certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to Roche on July 1, 2021, and have not recorded any net product revenue from product sales of GAVRETO after this date. For additional information, see Note 12, Collaboration and License Agreements, to our consolidated financial statements included in this Form 10-K.

In the future, we expect to generate revenue from a combination of sources, including sales of our current drug product and any current or future drug candidates for which we receive marketing approval, royalties on drug sales, upfront, milestone, profit sharing and other payments, if any, under any current or future collaborations and licenses, including revenues related to the supply of our drug candidates or approved drugs to our various collaboration partners. We expect that any revenue we generate will fluctuate from year to year as a result of the timing and amount of product sales, license fees, research and development services, payments for manufacturing services, and option fees, milestone payments or other payments under our collaboration or license agreements, if any.

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

Prior to receiving the initial FDA approval for AYVAKIT and GAVRETO in January 2020 and September 2020, respectively, and subsequent approval for AYVAKIT in June 2021, we manufactured inventory to be sold upon commercialization and recorded approximately $37.7 million related to this inventory as research and development expense. As a result, the manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in a prior period and are therefore excluded from the cost of goods sold for the years ended December 31, 2022, 2021 and 2020. We estimate our cost of goods sold related to product revenue as a percentage of net product revenue will continue to be positively impacted as we sell through certain inventory that was previously expensed prior to FDA approval. We expect to sell through our pre-launch inventory in the near term. Once the low-cost inventory balances are sold through, we estimate our costs of goods sold related to product sales to remain in the mid-single digit percentage range. Cost of goods sold related to sales of drug products to our collaboration partners are at lower margins and will partially offset the positive impact of the previously expensed inventory.

Expenses

Collaboration Loss Sharing

On July 1, 2021, Roche took over certain responsibilities associated with product sales to customers, pricing and distribution matters related to GAVRETO in the U.S. and became the principal for recording product sales to customers in the U.S. Collaboration loss sharing consists of our share of the losses incurred from sales of GAVRETO to customers in the U.S. under our collaboration for pralsetinib with Roche. For additional information, see Note 12, Collaboration and License Agreements, to our consolidated financial statements included in this Form 10-K. We expect collaboration loss sharing will fluctuate from year to year as a result of the timing and amount of GAVRETO sales.

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

Research and development activities are central to our business model. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase for the foreseeable future as our drug candidate development programs progress and as we conduct and continue our clinical trials to evaluate our approved drugs for additional indications. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our approved drugs or drug candidates for which we may receive marketing approval, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

The following table summarizes our research and development expenses by program for the years ended December 31, 2022 and 2021. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Year Ended December 31,
	2022	2021	Dollar Change	% Change

	(in thousands)
Avapritinib external expenses	$50,484	$59,355	$(8,871)	(15)%
Pralsetinib external expenses	41,018	29,118	11,900	41
Elenestinib external expenses	40,307	22,219	18,088	81
EGFR franchise (BLU-525/701/945) expenses	63,808	47,325	16,483	35
BLU-222 external expenses	41,828	14,353	27,475	191
BLU-451 external expenses	20,972	259,957	(238,985)	(92)
Other development and pre-development candidate expenses and unallocated expenses	85,652	62,594	23,058	37
Internal research and development expenses	133,350	106,112	27,238	26
Total research and development expenses	$477,419	$601,033	$(123,614)	(21)%
*

Pralsetinib external expenses include reimbursable expenses under our collaboration for pralsetinib with Roche, and other development and pre-development candidate expenses include reimbursable expenses under our other collaboration agreements.

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials and preparing regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for active pharmaceutical ingredient, or API, drug product and drug substance for current and future clinical trials. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our immunotherapy collaboration with Roche, development activities under our collaboration for pralsetinib with Roche, research and development activities under our collaboration with Proteovant and development activities for companion diagnostic tests for any current and future drug candidates. Our research and development expenses may further increase with potential new collaborations or future acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and benefits, including stock-based compensation expense, for commercial operations and for personnel in executive, finance, accounting, commercial, business development, information technology, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, commercial development activities, insurance fees, legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.

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

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest expense related to our financing arrangements with Royalty Pharma and Sixth Street Partners. Interest expense on liabilities related to the sale of future royalties and revenues consists of the periodic interest calculated using the effective interest rate method over the future estimated royalty payments due to Royalty Pharma and Sixth Street Partners over the life of the agreements. Interest expense on the term loan with Sixth Street Partners results from the amortization of the debt liability using the effective interest method over the maturity of the term loan. We expect that the interest expense will fluctuate from period to period as a result of the timing and amount of the sales of the underlying products and the changes in interest rates. For additional information, see Note 3, Financing Arrangements, to our consolidated financial statements included in this Form 10-K.

Interest income (expense), net also includes income earned on cash equivalents and marketable securities. Our interest income may fluctuate depending on the movement of interest rates and our total amount of cash equivalents and marketable securities.

Other Income (Expense), net

Other income (expense), net consists of miscellaneous income and expenses unrelated to our core operations, including the impacts of foreign currency exchange differences.

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

Critical accounting estimates are those estimates that, in accordance with generally accepted accounting principles, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses, acquisitions, equity investments, and liabilities related to the sale of future royalties and revenues. We have reviewed our critical accounting estimates with our audit committee. For further discussion about our general accounting policies, see Note 2 Summary of Significant Accounting Policies and Recent Accounting Pronouncements, to our consolidated financial statements included in this Form 10-K.

Revenue Recognition

We recognize revenue when we transfer control of goods or services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for goods and services. We generate revenue from product sales and revenue transactions under our collaboration and license agreements.

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

Collaboration and License Revenue

Revenue recognized from collaboration and license agreements will include royalties on drug sales, upfront, milestone, profit sharing and other payments, if any, under any current or future collaborations and licenses, including revenues related to the supply of our drug candidates or approved drugs to our various collaboration partners under these types of contracts.

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

The judgments made in determining the estimated fair values of the identifiable intangible assets acquired, the assigned to assets acquired and liabilities assumed in a business combination, as well as estimated asset lives, can materially affect our consolidated results of operations. The fair values of intangible assets, including acquired in-process research and development assets, are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by management. Significant estimates and assumptions include, but are not limited to, probability of technical success, revenue growth and discount rate. When significant identifiable intangible assets are acquired, we generally engage an independent third-party valuation firm to assist in determining the fair values of these assets.

Equity Investment

Investments in non-marketable equity securities of privately-held companies that do not have readily determinable fair values and where we have no significant influence are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Each period we assess relevant transactions to identify observable price changes, and regularly monitor these investments to evaluate whether there is an indication of impairment. Judgement is required in identifying the existence of impairment indicators. If indicators of impairment exist, we evaluate whether an investment’s fair value is less than its carrying value using an estimate of fair value.

Liabilities related to the sale of future royalties and revenues

We account for net proceeds from sales of our rights to receive future royalty payments and from sales of future revenues as liabilities related to the sale of future royalties and revenues as we have significant continuing involvement in the generation of the related future cash flows. Interest on the liabilities related to the sale of future royalties and revenues is recognized using the effective interest rate method over the life of the related royalty or revenue stream. The liabilities related to the sale of future royalties and revenues and the related interest expenses are based on our current estimates of future royalties and revenues as well as commercial milestones expected to be achieved and received over the life of the arrangement, which we determine by using forecasts of the underlying drug products of the underlying regions. We periodically assess the expected payments and to the extent the amount or timing of the future estimated payments is materially different than previous estimates, we account for any such change by adjusting carrying value of the liabilities related to the sale of future royalties and revenues, and prospectively recognizing the related interest expenses. An increase or decrease of 5% to the interest rate would result in an increase or decrease to our liability related to the sale of future royalties of approximately $0.6 million.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the changes in those items in dollars and as a percentage.

	Year ended December 31,
	2022	2021	Dollar Change	% Change
Total revenues	$204,036	$180,080	$23,956	13%
Total cost and operating expenses	741,554	822,061	(80,507)	(10)
Total other income (expense), net	(14,763)	897	(15,660)	(1,746)
Loss before income taxes	(552,281)	(641,084)	88,803	(14)
Income tax expense	5,236	3,001	2,235	74
Net loss	$(557,517)	$(644,085)	$86,568	(13)%

Total Revenues

Total revenues consist of the following:

	Year ended December 31,
	2022	2021	Dollar Change	% Change
Product revenue, net	$110,993	$57,687	$53,306	92%
Collaboration and license revenue	65,543	122,393	(56,850)	(46)
License revenue - related party	27,500	—	27,500	100
Total revenues	$204,036	$180,080	$23,956	13%

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

We started generating revenue from sales of GAVRETO in the third quarter of 2020 following the initial FDA approval of GAVRETO. GAVRETO was originally approved for the treatment of adult patients with metastatic RET fusion-positive NSCLC and subsequently approved for adult and pediatric patients 12 years of age and older with advanced or metastatic thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We recorded net product revenue from the U.S. product sales of GAVRETO until it transferred, on July 1, 2021, certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to our collaboration partner. We did not record any net product revenue from product sales of GAVRETO subsequent to this transition date. Products sales of GAVRETO were reflected as part of collaboration loss sharing in the consolidated financial statements. For additional information, see Note 12, Collaboration and License Agreements, to our consolidated financial statements included in this Form 10-K.

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKIT and GAVRETO during the years ended December 31, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Dollar Change	% Change
AYVAKIT/AYVAKYT
United States	$97,226	$44,959	$52,267	116%
Rest of World	13,767	8,022	5,745	72
Total	110,993	52,981	58,012	109
GAVRETO
United States	—	4,706	(4,706)	(100)
Rest of World	—	—	—	—
Total	—	4,706	(4,706)	(100)
Total product revenue, net	$110,993	$57,687	$53,306	92%

Product revenue, net increased during the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily driven by the FDA and European Commission approvals to expand the labeled indications to include adult patients with advanced SM.

Collaboration and License Revenue

The following table summarizes the revenue recognized from our collaboration and license agreements during the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Dollar change	% Change
Clementia license agreement	$30,000	$40	$29,960	74,900%
CStone collaboration	24,294	33,395	(9,101)	(27)
Collaboration with Roche for pralsetinib	7,558	56,022	(48,464)	(87)%
Cancer immunotherapy with Roche	2,274	7,636	(5,362)	(70)
Zai Lab collaboration	867	25,000	(24,133)	(97)
Other	550	300	250	83
Total collaboration and license revenue	$65,543	$122,393	$(56,850)	(46)%

Revenue recognized from our collaboration and license agreements decreased during the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to:

●	Decreased revenue under our collaboration with Roche for pralsetinib primarily due to $50.0 million in specified regulatory milestones achieved during the year ended December 31, 2021;
●	Decreased revenue under our CStone collaboration primarily due to decreased manufacturing services related to CStone territory-specific activities during the year ended December 31, 2022; and
●	Decreased revenue under the Zai Lab collaboration due to the $25.0 million upfront payment recognized in the year ended December 31, 2021.

These decreases were partially offset by the achievement of a specified development milestone payment of $30.0 million for Clementia. For additional information, see Note 12, Collaboration and License Agreements, to our consolidated financial statements included in this Form 10-K.

License Revenue – Related Party

License revenue – related party was $27.5 million for the year ended December 31, 2022, which represents license revenue recorded under the IDRx License Agreement. For additional information, see Note 12, Collaboration and License Agreements, to our consolidated financial statements included in this Form 10-K.

Cost of Product Sales

The following table summarizes the cost of product sales during the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Dollar change	% Change
Cost of product sales	$2,973	$3,958	$(985)	(25)%
Cost of collaboration sales	14,840	13,976	864	6
Total cost of sales	$17,813	$17,934	$(121)	(1)%

Cost of sales decreased during the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to lower product manufacturing costs as a result of improved manufacturing processes and a lower write-down of inventory related to product sales. The increase in cost of sales related to collaboration sales was due to a higher write-down of inventory related to collaboration sales.

Collaboration Loss Sharing

	Year ended December 31,
	2022	2021	Dollar Change	% Change
Collaboration loss sharing	$8,948	$7,801	$1,147	15%

Collaboration loss sharing increased during the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to the year ended December 31, 2022 being the first full reporting year of activities after Roche took over certain responsibilities associated with product sales to customers, pricing and distribution matters related to GAVRETO in the U.S. and became the principal for recording product sales to customers in the U.S. on July 1, 2021. The increase was partially offset by higher GAVRETO product sales in the U.S. during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Research and Development Expense

The following table summarizes the research and development expenses during the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Dollar change	% Change
Clinical and manufacturing related activities	$198,317	$133,355	$64,962	49%
Compensation and related	96,625	67,434	29,191	43
Early drug discovery and platform	75,542	51,446	24,096	47
Stock-based compensation	40,302	39,670	632	2
Consulting and professional services	33,033	21,308	11,725	55
Facilities and IT	28,917	25,205	3,712	15
Acquired in-process research and development	—	259,957	(259,957)	(100)
Other	4,683	2,658	2,025	76
Total research and development expenses	$477,419	$601,033	$(123,614)	(21)%

Research and development expense decreased during the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to a decrease of $260.0 million related to the acquisition of in-process research and development that occurred in the prior year. This decrease was partially offset by:

●	An increase of $65.0 million in clinical development and supply manufacturing related activities due to the progression and expansion of our clinical trials, primarily for elenestinib, BLU-222, BLU-451, and EGFR franchises;
●	An increase of $29.2 million in compensation and related costs driven by increased headcount; and
●	An increase of $24.1 million in costs related to early drug discovery efforts and expanding the platform.

Selling, General and Administrative Expense

The following table summarizes the sales, general and administrative expenses during the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Dollar change	% Change
Compensation and related	$84,324	$66,658	$17,666	27%
Stock-based compensation	58,669	51,960	6,709	13
Commercial and related	33,334	21,085	12,249	58
Consulting and professional services	36,264	33,178	3,086	9
Facilities and IT	11,431	10,789	642	6
Other	13,352	11,623	1,729	15
Total sales, general and administrative expenses	$237,374	$195,293	$42,081	22%

Selling, general and administrative expense increased during the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to:

●	An increase of $17.7 million in compensation and related costs driven by increased headcount.
●	An increase of $12.2 million in commercial and related activities primarily related to the expansion of our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT.

Interest Income (Expense), Net

	Year ended December 31,
	2022	2021	Dollar Change	% Change
Interest income	$8,852	$2,386	$6,466	271%
Interest expense	(25,619)	—	(25,619)	(100)
Interest income (expense), net	$(16,767)	$2,386	$(19,153)	(803)%

Interest expense, net increased during the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to the interest charges on the liabilities related to the sale of future royalties and revenues with Royalty Pharma and Sixth Street Partners as well as the term loan with Sixth Street Partners.

Other Income (Expense), Net

	Year ended December 31,
	2022	2021	Dollar Change	% Change
Other income (expense), net	$2,004	$(1,489)	$3,493	(235)%

Other income, net increased during the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to the transfers of our pre-launch inventory to a third party.

Income Tax Expense

	Year ended December 31,
	2022	2021	Dollar Change	% Change
Income tax expense	$5,236	$3,001	$2,235	74%

Income tax expense increased during the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to the royalty purchase agreement and purchase and sale agreement we entered into in June 2022 with Royalty Pharma and Sixth Street Partners, respectively. Pursuant to the agreements, we received gross proceeds of $175.0 million from Royalty Pharma in June 2022 and $250.0 million from Sixth Street Partners in July 2022 upon the transactions closing. Both cash considerations in their entirety are considered as taxable income for the year ended December 31, 2022 which resulted in the Company being in a taxable income position for the year ended December 31, 2022 and the increase in income tax expense for the year ended December 31, 2022. For additional information, see Note 15, Income Taxes, to our consolidated financial statements included in this Form 10-K.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through December 31, 2022, we have received an aggregate of $3.6 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche and CStone, Zai Lab and our license agreement with Clementia and our former collaboration with Alexion, and $150.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $1,078.5 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(502,277)	$(298,653)
Net cash used in investing activities	(149,541)	(225,860)
Net cash provided by financing activities	561,810	50,716
Net decrease in cash, cash equivalents and restricted cash	$(90,008)	$(473,797)

Net Cash Used in Operating Activities. For the year ended December 31, 2022, compared to the same period in 2021, the $203.6 million increase in net cash used in operating activities was primarily due to an increase in net loss after adjusting for the effect of the acquired in-process research and development in the year ended December 31, 2021.

Net Cash Used in Investing Activities. For the year ended December 31, 2022, compared to the same period in 2021, the $76.3 million decrease in net cash used in investing activities was primarily due to the $258.2 million in cash used to acquire an in-process research and development asset in the year ended December 31, 2021, which was partially offset by a $175.7 million increase in net purchases of available-for-sale investments.

Net Cash Provided by Financing Activities. For the year ended December 31, 2022, compared to the same period in 2021, the $511.1 million increase in net cash provided by financing activities was primarily due to the $553.6 million in net proceeds received under the royalty purchase agreement with Royalty Pharma, the future revenue purchase agreement with Sixth Street Partners and the term loan from Sixth Street Partners, which was partially offset by the decrease in net proceeds received from stock options exercises and employee stock purchase plan.

Debt Financing

In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma. Pursuant to the Royalty Purchase Agreement, we received an upfront payment of $175.0 million in consideration for our rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of December 31, 2022, the carrying value of the liability related to this arrangement was $176.0 million.

In July 2022, we closed a Future Revenue Purchase Agreement with Sixth Street Partners and received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/ AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of elenestinib (BLU-263), but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of December 31, 2022, the carrying value of the liability related to this arrangement was $254.3 million.

In July 2022, we closed a Financing Agreement for up to $660.0 million with Sixth Street Partners. The Financing Agreement entered into by the parties in connection with the transaction provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan. As of December 31, 2022, the carrying value of the term loan was $139.1 million.

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

For additional information, see Note 3, Financing Arrangements, to our consolidated financial statements included in this Form 10-K .

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates, including marketing approval for avapritinib and pralsetinib for additional indications or avapritinib in additional geographies, to the extent these expenses are not the responsibility of our collaborators. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT/AYVAKYT, GAVRETO and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We will also incur additional significant costs if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we may seek to obtain additional funding from time to time in connection with our continuing operations or business objectives. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $1,078.5 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

●	the success of our commercialization efforts and market acceptance for AYVAKIT/AYVAKYT, GAVRETO or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT/AYVAKYT and any of our current or future drug candidates for which we receive marketing approval;
●	the costs of securing manufacturing, packaging and labeling arrangements to ensure adequate supply for development activities and commercial production, including API, drug substance and drug product material for use in preclinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the cost of purchasing quantities of agents for use in our clinical trials in connection with our efforts to develop our drugs and drug candidates, including for development as combination therapies;
●	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including seeking marketing approval for avapritinib and pralsetinib for additional indications or avapritinib in additional geographies;
●	the success of our collaborations with Roche, CStone, Zai Lab and Proteovant and our license agreements with Clementia and IDRx, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration or license agreements, our financing arrangements, or any collaboration, partnership, financing or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the success of our current or future collaborations for the development and commercialization of companion diagnostic tests;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, future revenue monetizations, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Roche, CStone and Zai Lab, the license agreements with Clementia and IDRx, the Royalty Purchase Agreement with Royalty Pharma, and the Financing Agreement with Sixth Street Partners, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Additional debt financing, if available, would increase our fixed payment obligations and may involve agreements that include additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through additional collaborations, strategic alliances, licensing arrangements or future revenue monetizations with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs, drugs or drug candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug and drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our obligations under unconditional purchase obligations related to certain commercial manufacturing agreements, non-cancellable operating leases and term loan. The aggregate amount of future minimum purchase obligations under these manufacturing agreements over the period of next five years was approximately $13.3 million as of December 31, 2022, of which $4.0 million are expected to be paid within one year. The aggregate amount of future operating lease obligations over the term of our leases was $132.4 million as of December 31, 2022, of which $17.7 million are expected to be paid within one year. For additional information on our leases and timing of future payments, see Note 16, Leases, to the consolidated financial statements included in this Form 10-K. The long-term debt obligation related to our term loan over the period of next five years and thereafter was $242.7 million as of December 31, 2022, of which $16.9 million are expected to be paid within one year. For additional information on the term loan, see Note 3, Financing Arrangements, to the consolidated financial statements included in this Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2022 and 2021, we had cash, cash equivalents and marketable securities of $1,078.5 million and $1,034.6 million, respectively, consisting primarily of money market funds and investments in U.S. government agency securities and treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from monetary policy from the U.S. and international central banks, inflationary pressures and the Russian invasion of Ukraine. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2022 and 2021, we held limited funds and future obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the years ended December 31, 2022, 2021 and 2020. However, if inflation remains at current levels for an extended period of time, or increases, our costs are likely to increase, which may negatively impact our margins and cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Blueprint Medicines Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Blueprint Medicines Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Blueprint Medicines Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Blueprint Medicines Corporation as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

February 16, 2023

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 10, 2023, we received a letter from the FDA reiterating its verbal communication on February 8, 2023 notifying us that it has placed a partial clinical hold on our VELA trial, a Phase 1/2 trial of BLU-222 n CDK2-vulnerable cancers, due to visual AEs observed in a limited number of patients. Patients currently enrolled in the trial are continuing on study drug at this time, and additional patients will not be enrolled until the partial clinical hold is resolved.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)        Financial Statements

The following documents are included on pages F-1 through F-46 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)        Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)        Exhibits

7
Exhibit		Incorporated by Reference
Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
1.1	Sales Agreement, dated as of February 17, 2022, by and between Blueprint Medicines Corporation and Cowen and Company, LLC	10-K	001-37359	1.1	February 17, 2022
2.1~††	Agreement and Plan of Merger by and among the Company, Pavonis Merger Subsidiary, Inc., Lengo Therapeutics, Inc. and Fortis Advisors, LLC, dated November 27, 2021	8-K	001-37359	2.1	December 30, 2021
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37359	3.1	November 9, 2015
3.2	Amended and Restated Bylaws, as amended on November 30, 2022, of the Registrant	8-K	001-37359	3.1	December 6, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-202938	4.1	April 20, 2015
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended	10-K	001-37359	4.3	February 13, 2020

5.1	Opinion of Goodwin Procter LLP				*
10.1#	2011 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder	S-1	333-202938	10.1	March 23, 2015
10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	10-K	001-37359	10.2	February 13, 2020
10.3#	2015 Employee Stock Purchase Plan	10-K	001-37359	10.3	February 13, 2020
10.4#	2020 Inducement Plan and form of award agreements thereunder	S-8	333-238039	99.1	May 6, 2020
10.5	Lease Agreement, dated February 11, 2015, by and between the Registrant and 38 Sidney Street Limited Partnership	S-1	333-202938	10.4	March 23, 2015
10.6	First Amendment to Lease Agreement, dated January 26, 2018, by and between the Registrant and 38 Sidney Street Limited Partnership	10-K	001-37359	10.5	February 26, 2019
10.7	Second Amendment to Lease Agreement, dated April 6, 2021, by and between Blueprint Medicines Corporation and BRE-BMR 38 SIDNEY LLC	10-Q	001-37359	10.1	April 29,2021
10.8	Third Amendment to Lease Agreement, dated December 15, 2021, by and between Blueprint Medicines Corporation and BRE-BMR 38 SIDNEY LLC	10-K	001-37359	10.8	February 17, 2021
10.9	Lease Agreement, dated April 28, 2017, by and between the Registrant and UP 45/75 Sidney Street, LLC	10-Q	001-37359	10.1	May 3, 2017
10.10	First Amendment of Lease, dated September 19, 2018, between Blueprint Medicines Corporation and UP 45/75 Sidney Street, LLC	8-K	001-37359	10.1	September 25, 2018

10.11#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Jeffrey W. Albers	10-Q	001-37359	10.2	November 9, 2015
10.12#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Jeffrey W. Albers	8-K	001-37359	10.1	December 23, 2021
10.13#	Amended and Restated Employment Agreement, dated January 4, 2022 and effective as of April 4, 2022, by and between the Registrant and Jeffrey W. Albers	8-K	001-37359	10.1	January 5, 2022
10.14#	Amendment Agreement dated as of December 23, 2022 by and between the Registrant and Jeffrey W. Albers	8-K	001-37359	10.2	December 27, 2022
10.15#	Consulting Agreement effective as of January 1, 2023 by and between the Registrant and Jeffrey W. Albers	8-K	001-37359	10.1	December 27, 2022
10.16#	Employment Agreement, dated March 10, 2016, by and between the Registrant and Kathryn Haviland	10-K	001-37359	10.9	March 11, 2016
10.17#	First Amendment to Employment Agreement, dated January 30, 2019, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.2	February 5, 2019
10.18#	Second Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.4	December 23, 2021
10.19#	First Amendment to Amended and Restated Employment Agreement, dated September 23, 2022, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.1	September 23, 2022

10.20#	Amended and Restated Employment Agreement, dated January 4, 2022 and effective as of April 4, 2022, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.2	January 5, 2022
10.21#	Employment Agreement, dated September 6, 2016, by and between the Registrant and Tracey L. McCain	10-Q	001-37359	10.3	November 10, 2016
10.22#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Tracey L. McCain	8-K	001-37359	10.5	December 23, 2021
10.23#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Tracey L. McCain	8-K	001-37359	10.5	September 23, 2022
10.24#	Employment Agreement, dated October 10, 2017, by and between the Registrant and Christopher Murray, Ph.D.	10-Q	001-37359	10.1	October 31, 2017
10.25#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Christopher Murray, Ph.D.	8-K	001-37359	10.8	December 23, 2021
10.26#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Christopher Murray, Ph.D.	8-K	001-37359	10.7	September 23, 2022
10.27#	Third Amendment to Employment Agreement, dated February 15, 2023, effective as of January 1, 2023, by and between the Registrant and Christopher Murray, Ph.D.				*
10.28#	Employment Agreement, dated November 22, 2017, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.1	November 22, 2017

10.29#	First Amendment to Employment Agreement, dated January 30, 2019, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.1	February 5, 2019
10.30#	Second Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.2	December 23, 2021
10.31#	Third Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.2	September 23, 2022
10.32#	Employment Agreement, dated October 29, 2018, by and between the Registrant and Christina Rossi	8-K	001-37359	10.1	October 29, 2018
10.33#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Christina Rossi	8-K	001-37359	10.6	December 23, 2021
10.34#	Amended and Restated Employment Agreement, dated January 4, 2022 and effective as of April 4, 2022, by and between the Registrant and Christina Rossi	8-K	001-37359	10.3	January 5, 2022
10.35#	First Amendment to Amended and Restated Employment Agreement, dated September 23, 2022, by and between the Registrant and Christina Rossi	8-K	001-37359	10.3	September 23, 2022
10.36#	Employment Agreement, dated March 6, 2019, by and between the Registrant and Ariel Hurley	8-K	001-37359	10.1	March 8, 2019
10.37#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Ariel Hurley	8-K	001-37359	10.11	December 23, 2021

10.38#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Ariel Hurley	8-K	001-37359	10.10	September 23, 2022
10.39#	Third Amendment to Employment Agreement, dated February 15, 2023, effective as of January 1, 2023, by and between the Registrant and Ariel Hurley				*
10.40#	Employment Agreement, dated November 22, 2017, by and between the Registrant and Debra Durso-Bumpus, as amended by the First Amendment to Employment Agreement, dated February 10, 2020, by and between the Registrant and Debra Durso-Bumpus	10-K	001-37359	10.19	February 13, 2020
10.41#	Second Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Debra Durso-Bumpus	8-K	001-37359	10.10	December 23, 2021
10.42#	Third Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Debra Durso-Bumpus	8-K	001-37359	10.9	September 23, 2022
10.43#	Employment Agreement, effective September 1, 2020, by and between the Registrant and Fouad Namouni, M.D.	8-K	001-37359	10.1	September 1, 2020
10.44#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Fouad Namouni, M.D.	8-K	001-37359	10.3	December 23, 2021
10.45#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Fouad Namouni, M.D.	8-K	001-37359	10.4	September 23, 2022

10.46#	Amended and Restated Employment Agreement, dated January 11, 2021, by and between the Registrant and Becker Hewes, M.D.	8-K	001-37359	10.2	January 11, 2021
10.47#	First Amendment to Amended and Restated Employment Agreement, dated December 22, 2021, by and between the Registrant and Lemuel Becker Hewes, M.D.	8K	001-37359	10.7	December 23, 2021
10.48#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Lemuel Becker Hewes, M.D.	8-K	001-37359	10.6	September 23, 2022
10.49#††	Employment Agreement, effective as of May 19, 2021, by and between the Registrant and Percy H. Carter, M.D., Ph.D.	10-Q	001-37359	10.1	July 29, 2021
10.50#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Percy H. Carter, M.D., Ph.D.	8-K	001-37359	10.9	December 23, 2021
10.51#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Percy H. Carter, M.D., Ph.D.	8-K	001-37359	10.8	September 23, 2022
10.52#	Amended and Restated Employment Agreement, dated January 19, 2022 and effective as of April 4, 2022, by and between the Registrant and Philina Lee	8-K	001-37359	10.1	January 20, 2022
10.53#	First Amendment to Amended and Restated Employment Agreement, dated September 23, 2022, by and between the Registrant and Philina Lee	8-K	001-37359	10.11	September 23, 2022

10.54†	Collaboration and License Agreement, effective March 14, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant, as amended by Amendment to Collaboration and License Agreement, effective April 15, 2016	10-Q/A	001-37359	10.2	July 22, 2016
10.55†	Second Amendment to Collaboration and License Agreement, effective April 27, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	August 9, 2016
10.56	Third Amendment to Collaboration and License Agreement, effective August 4, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	November 10, 2016
10.57†	Fourth Amendment to Collaboration and License Agreement, effective February 25, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-K	001-37359	10.26	February 26, 2019
10.58††	Fifth Amendment to Collaboration and License Agreement, effective June 28, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	8-K	001-37359	10.1	July 3, 2019
10.59††	Sixth Amendment to Collaboration and License Agreement, effective November 1, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.2	November 5, 2019

10.60††	Seventh Amendment to Collaboration and License Agreement, effective December 17, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	8-K	001-37359	10.1	December 20, 2019
10.61††	Eighth Amendment to Collaboration and License Agreement, effective April 30, 2020, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	May 6, 2020
10.62††	Ninth Amendment to Collaboration and License Agreement, effective January 8, 2021, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-K	001-37359	10.32	February 17, 2021
10.63††	Tenth Amendment to Collaboration and License Agreement, effective April 30, 2022, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.2	May 3, 2022
10.64††	Collaboration Agreement, dated as of July 13, 2020, by and among F. Hoffmann-La Roche Ltd, Genentech, Inc. and the Registrant	10-Q	001-37359	10.1	July 30, 2020
10.65†	License and Collaboration Agreement, dated June 1, 2018, between the Registrant and CStone Pharmaceuticals	10-Q	001-37359	10.1	August 1, 2018
10.66††	License Agreement, effective October 15, 2019, by and between the Registrant and Clementia Pharmaceuticals, Inc.	10-Q	001-37359	10.1	November 5, 2019
10.67~††	Collaboration and License Agreement, dated November 8, 2021, by and between the Registrant and Zai Lab (Shanghai) Co. Ltd	10-K	001-37359	10.54	February 17, 2021

10.68	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1	333-202938	10.11	March 23, 2015
10.69	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1	333-202938	10.12	March 23, 2015
10.70#	Senior Executive Cash Incentive Bonus Plan	10-K	001-37359	10.15	March 11, 2016
10.71	Purchase and Sale Agreement, dated as of June 30, 2022, by and between the Registrant and Royalty Pharma Investments 2019 ICAV	10-Q	001-37359	10.1	August 2, 2022
10.72	Purchase and Sale Agreement, dated as of June 30, 2022, by and among the Registrant Garnich Adjacent Investments S.a.r.l. the various other purchasers from time to time party thereto and Garnish Adjacent Investments S.a.r.l, as Purchaser’s Representative	10-Q	001-37359	10.2	August 2, 2022
10.73	Financing Agreement, dated as of June 30, 2022, by and among the Registrant, as Borrower, certain subsidiaries of the Registrant, as Guarantors, various lenders from time to time party thereto and Tao Talents, LLC, as Administrative Agent for the lenders	10-Q	001-37359	10.3	August 2, 2022
10.74#	Amended and Restated 2020 Inducement Plan	8-K	001-37359	10.1	June 27, 2022
10.75	Collaboration and License Agreement dated as of February 26, 2022 by and between Oncopia Therapeutics, Inc., d/b/a Proteovant Therapeutics, Inc. and the Registrant	10-Q	001-37359	10.1	May 3, 2022
10.76#	Non-Qualified Stock Option for Employees under the 2015 Stock Option and Incentive Plan (annual award)				*

10.77#	Non-Qualified Stock Option for Employees under the 2015 Stock Option and Incentive Plan (non-U.S. new hire award)	*
10.78#	Non-Qualified Stock Option for Non-Employee Directors under the 2015 Stock Option and Incentive Plan (annual award)	*
10.79#	Non-Qualified Stock Option for Non-Employee Directors under the 2015 Stock Option and Incentive Plan (new director award)	*
10.80#	Non-Qualified Stock Option for Employees under the 2020 Inducement Plan	*
10.81#	Performance-Based Restricted Stock Unit Award Agreement for Employees under the 2015 Stock Option and Incentive Plan	*
10.82#	Restricted Stock Unit Award for Employees under the 2015 Stock Option and Incentive Plan	*
10.83#	Restricted Stock Unit Award for Non-Employee Directors under the 2015 Stock Option and Incentive Plan (annual award)	*
10.84#	Restricted Stock Unit Award for Non-Employee Directors under the 2015 Stock Option and Incentive Plan (new director award)	*
10.85#	Restricted Stock Unit Award for Employees under the 2020 Incentive Plan	*
21.1	Subsidiaries of the Registrant	*
23.1	Consent of Ernst & Young LLP	*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	*

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

Blueprint Medicines Corporation

Date: February 16, 2023	By:	/s/ Kathryn Haviland
Kathryn Haviland
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathryn Haviland Kathryn Haviland	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2023

/s/ Michael Landsittel Michael Landsittel	Chief Financial Officer (Principal Financial Officer)	February 16, 2023

/s/ Ariel Hurley	Senior Vice President, Finance	February 16, 2023
Ariel Hurley	(Principal Accounting Officer)

/s/ Jeffrey W. Albers Jeffrey W. Albers	Chairman of the Board of Directors	February 16, 2023

/s/ Daniella Beckman Daniella Beckman	Director	February 16, 2023

/s/ Alexis Borisy Alexis Borisy	Director	February 16, 2023

/s/ Lonnel Coats Lonnel Coats	Director	February 16, 2023

/s/ Habib Dable Habib Dable	Director	February 16, 2023

/s/ Mark Goldberg Mark Goldberg, M.D.	Director	February 16, 2023

/s/ Nicholas Lydon Nicholas Lydon, Ph.D.	Director	February 16, 2023

/s/ Lynn Seely Lynn Seely, M.D.	Director	February 16, 2023

/s/ John Tsai John Tsai, M.D.	Director	February 16, 2023

Blueprint Medicines Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Blueprint Medicines Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blueprint Medicines Corporation as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

Accrued Clinical Trial Expenses
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred through the balance sheet date that have yet to be invoiced by the contract research organizations or other clinical trial vendors that perform the activities.

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

IDRx Inc. License and Stock Purchase Agreement
Description of the Matter

As discussed in Note 12 to the consolidated financial statements, the Company entered into License and Stock Purchase Agreements with IDRx Inc. (“IDRx”), a related party, on August 1, 2022. The license agreement was for an exclusive royalty-bearing license to exploit Blueprint’s internally discovered compounds for KIT exon 13 inhibitor in exchange for non-monetary consideration consisting of Series A-1 preferred stock.

The Company determined that the agreement contained one distinct performance obligation: license and initial know-how transfer. The Company accounts for the license and related activities pursuant to ASC 606, Revenue from Contracts with Customers, and the Series A- preferred stock consideration under ASC 321, Investments-Equity Securities.

There was a high degree of auditor judgment involved in assessing the accounting for and estimation of Series A-1 preferred stock nonmonetary consideration received. Specifically, it was challenging to assess the interpretation and application of the accounting literature to the transaction and also required professionals with specialized skills and knowledge to assess the methodology and key inputs used by the Company to estimate the fair value of the Series A-1 preferred stock.

How We Addressed the Matter in Our Audit

We obtained an understanding of, evaluated the design and tested the operating effectiveness of internal controls that addressed the identified risks related to the Company’s process for the accounting for and valuation of its investment in IDRx.

Our testing of the company's accounting for the Series A-1 preferred stock included, among others, reading the terms of the License and Stock Purchase Agreements, confirming the investment and terms directly with the counterparty and evaluating the Company’s application of the accounting literature regarding accounting for its investment in the Series A-1 preferred stock. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in performing an independent assessment of the valuation methodology applied and concluded fair value of the Series A-1 preferred stock recorded by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Boston, Massachusetts

February 16, 2023

Blueprint Medicines Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$119,709	$209,948
Marketable securities	825,283	267,166
Accounts receivable	23,525	25,155
Unbilled accounts receivable	13,413	11,875
Inventory	29,697	21,817
Prepaid expenses and other current assets	35,024	18,064
Total current assets	1,046,651	554,025
Marketable securities	133,480	557,529
Property and equipment, net	33,344	30,700
Operating lease right-of-use assets, net	81,854	90,162
Restricted cash	5,195	5,171
Equity investment	27,789	—
Other assets	21,589	14,638
Total assets	$1,349,902	$1,252,225
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,729	$8,333
Accrued expenses	131,123	121,829
Current portion of operating lease liabilities	10,579	8,093
Current portion of deferred revenue	4,667	11,510
Current portion of liabilities related to the sale of future royalties and revenues	17,285	—
Current portion of term loan	16,851	—
Total current liabilities	183,234	149,765
Operating lease liabilities, net of current portion	92,789	103,315
Deferred revenue, net of current portion	13,624	25,066
Liabilities related to the sale of future royalties and revenues, net of current portion	413,045	—
Term loan, net of current portion	122,232	—
Other long-term liabilities	10,301	3,344
Total liabilities	835,225	281,490
Commitments and Contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 59,958,919 and 59,141,086 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	60	59
Additional paid-in capital	2,358,018	2,250,250
Accumulated other comprehensive loss	(10,443)	(4,133)
Accumulated deficit	(1,832,958)	(1,275,441)
Total stockholders’ equity	514,677	970,735
Total liabilities and stockholders’ equity	$1,349,902	$1,252,225

The accompanying notes are an integral part of the consolidated financial statements.

Blueprint Medicines Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product revenue, net	$110,993	$57,687	$22,134
Collaboration and license revenue	65,543	122,393	771,601
License revenue - related party	27,500	—	—
Total revenues	204,036	180,080	793,735
Cost and operating expenses:
Cost of sales	17,813	17,934	425
Collaboration loss sharing	8,948	7,801	—
Research and development	477,419	601,033	326,860
Selling, general and administrative	237,374	195,293	157,743
Total cost and operating expenses	741,554	822,061	485,028
Other income (expense):
Interest income (expense), net	(16,767)	2,386	6,599
Other income (expense), net	2,004	(1,489)	(366)
Total other income (expense)	(14,763)	897	6,233
Income (loss) before income taxes	(552,281)	(641,084)	314,940
Income tax expense	5,236	3,001	1,058
Net income (loss)	$(557,517)	$(644,085)	$313,882
Other comprehensive income (loss):
Unrealized gain (loss) on pension benefit obligations	666	4,255	(2,843)
Unrealized gain (loss) on available-for-sale investments	(7,246)	(3,649)	441
Currency translation adjustments	270	475	(278)
Comprehensive income (loss)	$(563,827)	$(643,004)	$311,202
Net income (loss) per share — basic	$(9.35)	$(11.01)	$5.76
Net income (loss) per share — diluted	$(9.35)	$(11.01)	$5.59
Weighted-average number of common shares used in net income (loss) per share — basic	59,642	58,518	54,534
Weighted-average number of common shares used in net income (loss) per share — diluted	59,642	58,518	56,168

The accompanying notes are an integral part of the consolidated financial statements.

Blueprint Medicines Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2019	49,272,223	$49	$1,412,082	$(2,534)	$(945,238)	$464,359
Issuance of common stock under stock plan	952,205	1	33,282	—	—	33,283
Purchase of common stock under ESPP	38,516	1	2,153	—	—	2,154
Stock-based compensation expense	—	—	76,602	—	—	76,602
Follow on offering, net of issuance costs	6,495,070	6	503,176	—	—	503,182
Issuance of common stock related to collaboration agreement	1,035,519	1	79,305	—		79,306
Other comprehensive loss	—	—	—	(2,680)	—	(2,680)
Net income	—	—	—	—	313,882	313,882
Balance at December 31, 2020	57,793,533	$58	$2,106,600	$(5,214)	$(631,356)	$1,470,088
Issuance of common stock under stock plan	1,304,386	1	47,302	—	—	47,303
Purchase of common stock under ESPP	43,167	—	3,313	—	—	3,313
Stock-based compensation expense	—	—	93,035	—	—	93,035
Other comprehensive income	—	—	—	1,081	—	1,081
Net loss	—	—	—	—	(644,085)	(644,085)
Balance at December 31, 2021	59,141,086	$59	$2,250,250	$(4,133)	$(1,275,441)	$970,735
Issuance of common stock under stock plan	737,116	1	4,610	—	—	4,611
Purchase of common stock under ESPP	80,717	—	3,524	—	—	3,524
Stock-based compensation expense	—	—	99,634	—	—	99,634
Other comprehensive loss	—	—	—	(6,310)	—	(6,310)
Net loss	—	—	—	—	(557,517)	(557,517)
Balance at December 31, 2022	59,958,919	$60	$2,358,018	$(10,443)	$(1,832,958)	$514,677

The accompanying notes are an integral part of the consolidated financial statements.

Blueprint Medicines Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$(557,517)	$(644,085)	$313,882
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,735	6,479	6,559
Noncash lease expense	8,364	6,306	5,791
Stock-based compensation	98,971	91,630	75,526
Non-cash interest expense	15,799	—	—
Non-cash customer consideration	(27,500)	—	—
Acquired in-process research and development	—	259,957	—
Accretion of premiums and discounts on investments	(982)	1,361	466
Other	2,622	3,379	429
Changes in assets and liabilities:
Accounts receivable	1,572	(18,143)	(6,387)
Unbilled accounts receivable	(3,804)	6,338	4,536
Inventory	(8,922)	(12,561)	(6,707)
Prepaid expenses and other current assets	(16,938)	4,693	(12,620)
Other assets	(16,320)	(1,786)	1,440
Accounts payable	(5,816)	4,221	(791)
Accrued expenses	9,368	6,095	16,214
Deferred revenue	(4,813)	(4,582)	(4,915)
Operating lease liabilities	(8,096)	(7,955)	(6,388)
Net cash provided by (used in) operating activities	(502,277)	(298,653)	387,035
Cash flows from investing activities
Purchases of property and equipment	(8,919)	(3,089)	(3,159)
Purchase of in-process research and development asset, net of cash acquired	—	(258,152)	—
Purchases of investments	(489,705)	(655,449)	(969,437)
Maturities of investments	349,373	690,830	538,347
Other	(290)	—	—
Net cash used in investing activities	(149,541)	(225,860)	(434,249)
Cash flows from financing activities
Net proceeds from the sale of future royalties and revenues	415,828	—	—
Net proceeds from term loan facility	137,786	—	—
Proceeds from common stock offerings, net of issuance costs	—	—	503,189
Net proceeds from stock option exercises and employee stock purchase plan	8,196	50,716	35,265
Proceeds from issuance of common stock related to collaboration agreement	—	—	79,305
Net cash provided by financing activities	561,810	50,716	617,759
Net increase (decrease) in cash, cash equivalents, and restricted cash	(90,008)	(473,797)	570,545
Cash, cash equivalents and restricted cash at beginning of period	215,119	689,804	119,604
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(207)	(888)	(345)
Cash, cash equivalents and restricted cash at end of period	$124,904	$215,119	$689,804
Supplemental cash flow information
Cash paid for interest	$9,814	$—	$—
Property and equipment purchases unpaid at period end	$324	$149	$141
Cash paid for taxes, net	$6,505	$694	$778

The accompanying notes are an integral part of the consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
	2022	2021	2020
Cash and cash equivalents	$119,709	$209,948	$684,636
Restricted cash	5,195	5,171	5,168
Total cash, cash equivalents, and restricted cash shown in consolidated statements of cash flows	$124,904	$215,119	$689,804

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

The Company has two approved precision therapies and is globally advancing multiple programs for systemic mastocytosis (SM), lung cancer, breast cancer and other genomically defined cancers, and cancer immunotherapy. The Company is devoting substantially all of its efforts to research and development for current and future drug candidates and commercialization of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates that obtain marketing approval.

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

As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of $1,078.5 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities, Blueprint Medicines (Switzerland) GmbH, Blueprint Medicines (Netherlands) B.V., Blueprint Medicines (UK) Ltd, Blueprint Medicines (Germany) GmbH, Blueprint Medicines (Spain) S.L., Blueprint Medicines (France) SAS, Blueprint Medicines (Italy) S.r.L. Lengo Therapeutics Inc (Lengo), which was acquired on December 30, 2021, was dissolved in June 2022. All intercompany transactions and balances have been eliminated.

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

Product revenue is recognized when the customer takes control of the product, typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price, which includes estimated reserves for variable consideration resulting from chargebacks, government rebates, trade discounts and allowances, product returns and other incentives that are offered within the contract with customers, healthcare providers, payors and other indirect customers relating to the sales of the Company’s product. Reserves are established based on the amounts earned or to be claimed on the related sales. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the Company’s current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns, the percentage of product that are sold via these programs, and the product’s pricing. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Collaboration and license revenue

At contract inception, the Company analyzes its collaboration and license arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606.

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

Exclusive Licenses. If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from non-

refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

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

For a complete discussion of accounting for collaboration and license revenues, see Note 12, Collaboration and License Agreements.

Accounts Receivable, net

Accounts receivable arise from product sales and amounts due from the Company’s collaboration partners. The amount from product sales represents amounts due from specialty distributors and specialty pharmacy providers in the U.S. and in the European Union. The Company monitors economic conditions and the financial performance and credit worthiness of its counterparties to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay based on the composition of its accounts receivable, considering past events, current economic conditions, and reasonable and supportable forecasts about the future economic conditions. The contractual life of our accounts receivable is generally short-term. Amounts determined to be uncollectible are charged or written-off against the reserve. For the years ended December 31, 2022, 2021 and 2020, the Company did not record any expected credit losses related to outstanding accounts receivable.

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

The Company performs an assessment of the recoverability of capitalized inventories during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product sales in the consolidated statements of operations and comprehensive income (loss). The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

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

There have been no changes to the valuation methods during the years ended December 31, 2022 and 2021.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2022 and 2021, the Company’s cash equivalents comprised of money market funds with less than 90 days from the date of purchase. Cash equivalents are reported at fair value.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, business development, advertising and legal expenses and other general and administrative costs. Advertising costs are expensed as incurred. For years ended December 31, 2022, 2021 and 2020, advertising costs totaled $18.1 million, $13.5 million and $9.4 million, respectively.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any impairment charges associated with long-lived assets for the years ended December 31, 2022, 2021 and 2020.

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

Stock-Based Compensation Expense

Stock-based compensation awards are accounted for in accordance with ASC Topic 718, Compensation –Stock Compensation (ASC 718). The Company expenses the fair value of stock awards granted to employees and members of the board of directors over the requisite service period, which is typically the vesting period. Compensation cost for stock-based awards issued to employees is measured using the estimated fair value at the grant date and is adjusted to reflect actual forfeitures. Fair value of options granted to employees at the date of grant are estimated using the Black-Scholes option-pricing model that requires management to apply judgment and make estimates, including:

●	expected volatility, which was calculated using the historical volatility of the Company’s publicly traded stock for awards granted during the year ended December 31, 2022. In prior reporting periods, expected volatility was calculated based on a blend of the Company’s reported volatility data for the length of time that market data is available for the Company’s stock and the historical data for a representative group of publicly traded companies, for which historical information is available. For these analyses, the Company selected companies with comparable characteristics to itself including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computed the historical volatility data using the daily closing prices during the equivalent period of the calculated expected term of its stock-based awards;
●	risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption;
●	expected term, which is calculated using the simplified method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches; and
●	dividend yield, which is zero based on the fact that the Company never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Liabilities related to the sale of future royalties and revenues

The Company accounts for net proceeds from sales of the Company’s rights to receive future royalty payments and from sales of future revenues as liabilities if the Company has significant continuing involvement in the generation of the related future cash flows. Interest expenses on the liabilities related to the sale of future royalties and revenues are recognized using the effective interest rate method over the life of the related royalty or revenue stream. The liabilities related to the sale of future royalties and revenues and the related interest expenses are based on the Company’s current estimates of future royalties or revenues as well as commercial milestones expected to be achieved and received over the life of the arrangement, which the Company determines by using forecasts of the underlying drug products of the underlying regions. The Company periodically assesses the expected payments and to the extent the amount or timing of the future estimated payments is materially different than previous estimates, the Company accounts for any such change by adjusting the carrying value of the liabilities related to the sale of future royalties and revenues, and prospectively recognizing the related interest expenses.

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

Concentrations of Credit Risk and of Significant Suppliers

The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash and cash equivalents, investments, accounts receivable and unbilled account receivables.

The Company maintains its cash, cash equivalents and marketable securities in custodian accounts at high quality financial institutions, and as of December 31, 2022 and 2021, substantially all the Company’s cash, cash equivalents and marketable securities were invested in money market funds and U.S. government agency securities and treasury obligations, and consequently, the Company believes that such funds are subject to minimal credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds.

Accounts receivables and unbilled accounts receivables represent amounts arising from product sales and amounts due from the Company’s collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection.

The Company is dependent on third-party manufacturers to supply products for commercial and research and development activities associated with its drug and drug candidates, as applicable. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to the Company's drug and drug candidate activities. These activities, including the commercialization of AYVAKIT/AYVAKYT, could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

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

Fair value measurements

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard will be effective for the Company on January 1, 2024, and is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Although the Company sold all of the rights to receive royalties on the net sales of GAVRETO worldwide excluding the CStone territory and U.S. territory to Royalty Pharma, the Company continues to co-develop pralsetinib with Roche globally and is therefore involved in the generation of these future royalties. Due to the Company’s significant continuing involvement, the Company continues to account for any royalties and development and commercialization milestones earned related to the underlying territory under the Roche pralsetinib collaboration agreement as collaboration revenue on its consolidated statements of operations and comprehensive income (loss). Net proceeds from the transaction were recorded as a liability related to sale of future royalties and revenues on the consolidated balance sheet. The Company will accrete the $175.0 million, net of transaction costs of $3.8 million, to the total of these royalties as interest expense using the effective interest method over the estimated life of the arrangement. As of December 31, 2022, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 6.2%. These estimates contain assumptions that impact the amount recorded and the interest expense that will be recognized in future periods.

As payments are made to Royalty Pharma, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement. In order to determine the amortization of the liability, the Company estimates the total amount of future royalty payments to be paid to Royalty Pharma over the life of the arrangement. The exact amount of repayment is likely to change each reporting period. A significant increase or decrease in GAVRETO’s net revenue of the underlying territory will impact the liability related to this arrangement and interest expense. The Company periodically assesses the expected payments to Royalty Pharma and will prospectively adjust the amortization of the liability related to this arrangement for material changes in such payments, including the prospective impact around the uncertainty related to GAVRETO’s commercial outlook in the underlying territory during the life of the arrangement.

As of December 31, 2022, the carrying value of the liability related to this arrangement was $176.0 million, net of transaction costs of $3.8 million. The following table shows the activity within the liability account (in thousands):

Carrying value as of January 1, 2022	$—
Sale of future royalties	175,000
Interest expense recognized	5,407
Capitalized closing costs	(3,777)
Interest payments	(628)
Carrying value as of December 31, 2022	$176,002

Pursuant to the Royalty Purchase Agreement, the Company is eligible to receive certain milestone payments totaling up to $165.0 million, subject to the achievement of specified net sales milestones by Roche. The potential milestone payments will be added to the carrying value of the liability related to this arrangement if and when the milestones are achieved and received.

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

Sixth Street Partners Purchase and Sale Agreement

Pursuant to the Future Revenue Purchase Agreement, the Company received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/ AYVAKYT (avapritinib) and (ii), if it is approved, aggregate worldwide annual net product sales of BLU-263 (elenestinib), but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively.

The Company continues to own the research, development, manufacturing and commercialization of AYVAKIT/ AYVAKYT and if it is approved, elenestinib, and has significant continuing involvement in the generation of the cash flows under the Future Revenue Purchase Agreement. Therefore, the Company continues to account for any revenue earned from worldwide product sales of AYVAKIT/ AYVAKYT and, if it is approved, elenestinib, on its consolidated statements of operations and comprehensive income (loss). Net proceeds from the transaction were recorded as a liability related to sale of future royalties and revenues on the consolidated balance sheet. The Company will accrete the $250.0 million, net of transaction costs of $5.4 million, to the total of these future payments as interest expense using the effective interest method over the estimated life of the arrangement.

As payments are made to Sixth Street, the balance of the liability will be effectively repaid over the life of the Future Revenue Purchase Agreement. In order to determine the amortization of the liability, the Company estimates the total amount of future revenue payments to be paid to Sixth Street over the life of the arrangement. The exact amount of repayment is likely to change each reporting period. A significant increase or decrease in worldwide product sales of AYVAKIT/ AYVAKYT and, if it is approved, elenestinib, will materially impact the liability related to this arrangement, interest expense and the time period for repayment. The Company periodically assesses the expected payments to Sixth Street and will prospectively adjust the amortization of the liability related to this arrangement for material changes in such payments. As of December 31, 2022, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 11.3%. These estimates contain assumptions that impact the amount recorded and the interest expense that will be recognized in future periods.

As of December 31, 2022, the carrying value of the liability related to this arrangement was $254.3 million, net of transaction costs of $5.4 million. The following table shows the activity within the liability account (in thousands):

Carrying value as of January 1, 2022	$—
Sale of future revenue	250,000
Interest expense recognized	12,470
Capitalized closing costs	(5,395)
Interest payments	(2,747)
Carrying value as of December 31, 2022	$254,328

Sixth Street Partners Term Loan

The Financing Agreement entered into by the parties in connection with the transaction provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at the Company’s choice. The term loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively.

As part of the Financing Agreement with Sixth Street Partners, the Company received gross proceeds of $150.0 million in July 2022 and incurred an aggregate of $12.2 million of debt discounts and transaction costs, which have been recorded as a reduction to the carrying amount of the debt on the Company’s consolidated balance sheet and will be amortized as additional interest expenses using the effective interest rate method over the period from issuance through maturity. As of December 31, 2022, the Company’s estimate of the total interest expense resulted in an effective annual interest rate of 13.0%. The carrying amount of the debt as of December 31, 2022 is subject to variable interest rates, which are based on current market rates, and as such, approximates fair value.

The following table shows the activity within the liability account (in thousands):

Carrying value as of January 1, 2022	$—
Term loan	150,000
Interest expense recognized	7,736
Debt discounts and capitalized closing costs	(12,214)
Interest payments	(6,439)
Carrying value as of December 31, 2022	$139,083

The total estimated total gross payments due under the term loan are as follows as of December 31, 2022 (in thousands):

As of December 31, 2022
2023	$16,851
2024	16,897
2025	16,851
2026	16,851
2027	16,851
Thereafter	158,402
Total	$242,703

The Company’s obligations under the Financing Agreement is secured, subject to certain exceptions, by security interests in the substantially all of the Company’s assets and the Company’s certain subsidiaries. The Financing Agreement contains customary negative covenants that, among other things and subject to certain exceptions, could restrict the Company’s ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Financing Agreement also requires the Company to maintain a consolidated liquidity of at least (i) $50.0 million during the period commencing from the date on which the term loans are funded to the date which is the day before the next term loans are funded and (ii) $80.0 million for each day thereafter. As of December 31, 2022, we were in compliance with the applicable terms and conditions of the covenants under the Financing Agreement.

4. Acquisition

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

The acquisition was accounted for as acquisition of assets that did not meet the definition of a business. The asset acquisition did not constitute a business as substantially all of the fair value of the gross assets acquired was concentrated in Lengo’s lead compound LNG-451, now known as BLU-451. The acquired assets and liabilities were recorded at their relative fair values and the Company immediately expensed the acquired intellectual property in the consolidated statement of operations and comprehensive income (loss) in the amount of $260.0 million as the acquired assets represent in-process research and development with no alternative future use.

A summary of the net purchase price and the allocation of the consideration is as follows (in thousands):

Purchase price, net of cash acquired	$258,377
Identifiable assets and liabilities acquired:
Net current liabilities	(1,580)
In-process research and development	259,957
Total identifiable net assets acquired	$258,377

5. Marketable Securities

Marketable securities consisted of the following at December 31, 2022 and 2021 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$377,519	—	(4,848)	$372,671
U.S. treasury obligations	591,193	22	(5,123)	586,092
Total	$968,712	$22	$(9,971)	$958,763

	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$498,582	$21	$(1,460)	$497,143
U.S. treasury obligations	328,801	—	(1,249)	327,552
Total	$827,383	$21	$(2,709)	$824,695

As of December 31, 2022, the Company held 122 debt securities that were in an unrealized loss position with an aggregate fair value of $922.3 million. Of the 122 debt securities, 56 were in an unrealized loss position for more than twelve months with an aggregate fair value of $550.6 million. As of December 31, 2021, the Company held 74 debt securities that were in an unrealized loss position with an aggregate fair value of $750.5 million, and no security held by the Company was in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the years ended December 31, 2022 and 2021.

The following table summarizes the fair value (in thousands) and the number of the Company’s available-for-sale securities by their maturities at December 31, 2022 and 2021:

	As of December 31,
	2022		2021
	Fair	Number of	Fair	Number of
	value	securities	value	securities
Within one year	$825,283	104	$267,166	29
After one through five years	133,480	26	557,529	56
Total	$958,763	130	$824,695	85

The Company received proceeds of $349.4 million and $690.8 million from maturities of debt securities for the years ended December 31, 2022 and 2021, respectively. The Company did not realize any gains or losses from maturities of debt securities for the years ended December 31, 2022 and 2021.

6. Fair Value of Financial Instruments

The following table summarizes the Company’s cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$95,198	$95,198	$—	$—
U.S. treasury obligations	4,989	4,989	—	—
Marketable securities, available-for-sale:
U.S. government agency securities	372,671	—	372,671	—
U.S. treasury obligations	586,092	586,092	—	—
Total	$1,058,950	$686,279	$372,671	$—

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

7. Product Revenue Reserves and Allowances

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

The Company recorded net product revenue from the U.S. product sales of GAVRETO in 2021 until it transferred, on July 1, 2021, certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to its collaboration partner. The Company did not record any net product revenue from product sales of GAVRETO subsequent to this transition date. Products sales of GAVRETO were reflected as part of collaboration loss sharing in the consolidated statements of operations and comprehensive income (loss). For additional information, see Note 12, Collaboration and License Agreements.

The following table summarizes revenue recognized from product sales for the years ended December 31, 2022 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
AYVAKIT/AYVAKYT
United States	$97,226	$44,959	$20,522
Rest of World	13,767	8,022	740
Total	110,993	52,981	21,262
GAVRETO
United States	—	4,706	872
Rest of World	—	—	—
Total	—	4,706	872
Total product revenue, net	$110,993	$57,687	$22,134

The Company primarily sells AYVAKIT/AYVAKYT through specialty distributors and specialty pharmacies. The Company recognized revenues from three customers accounting for 53%, 13%, and 11% of gross product revenues for the year ended December 31, 2022, and 55%, 8%, and 9% of gross product revenues for the year ended December 31, 2021, respectively. As of December 31, 2022, three customers individually accounted for approximately 40%, 18% and 15% of accounts receivable associated with the Company's product sales, as compared to 45%, 13% and 12% as of December 31, 2021, respectively.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance at January 1	$4,345	$1,192
Provision related to sales in the current period	19,292	8,624
Adjustment related to prior periods sales	(709)	(396)
Credits and payments made	(13,140)	(5,075)
Ending balance at December 31	$9,788	$4,345

The total reserves above, which are included in the Company’s consolidated balance sheets as of December 31, 2022 and 2021, are summarized as follows (in thousands):

	As of December 31,
	2022	2021
Reduction of accounts receivable, net	$742	$419
Component of accrued expenses	9,046	3,926
Total revenue-related reserves	$9,788	$4,345

8. Inventory

Capitalized inventory consists of the following at December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Raw materials	$4,967	$10,788
Work in process	28,427	17,702
Finished goods	2,791	3,916
Total	$36,185	$32,406

Balance sheet classification

	As of December 31,
	2022	2021
Inventory	$29,697	$21,817
Other assets	6,488	10,589
Total	$36,185	$32,406

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. For the years ended December 31, 2022 and 2021, the Company recognized write-downs of $2.1 million and $0.6 million, respectively. Long-term inventory, which primarily consists of work in process, is included in other assets in the consolidated balance sheets.

9. Restricted Cash

At December 31, 2022 and 2021, respectively, $5.2 million and $5.2 million, of the Company’s cash is restricted by a bank primarily related to security deposits for the lease agreements for the Company’s current and former corporate headquarters. For additional information, see Note 16, Leases.

10. Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated
	Useful Life	As of December 31,
	(Years)	2022	2021
Lab equipment	5	$15,726	$13,120
Furniture and fixtures	4	4,106	3,714
Computer equipment	3	1,484	1,714
Leasehold improvements	Term of lease	41,046	36,945
Software	3	657	412
Construction-in-progress		1,607	213
Total cost		64,626	56,118
Less: accumulated depreciation and amortization		(31,282)	(25,418)
Total		$33,344	$30,700

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $6.5 million, $6.5 million and $6.6 million, respectively.

11. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2022	2021
External research and development	$66,041	$68,164
Employee compensation	30,744	29,166
Accrued professional fees	17,588	12,611
Revenue-related reserves	9,046	3,926
Other	7,704	7,962
Total	$131,123	$121,829

12. Collaboration and License Agreements

IDRx

In August 2022, the Company entered into a license agreement with IDRx, Inc. (IDRx), pursuant to which the Company granted IDRx an exclusive, worldwide, royalty-bearing license to exploit the Company’s internally discovered KIT exon 13 inhibitor IDRX-73 (IDRx License Agreement). IDRx is a clinical-stage biopharmaceutical company and among IDRx’s founders are Alexis Borisy, Nicholas Lydon, Ph.D., and George Demetri, M.D., each of whom are then-current members of our board of directors. Due to these relationships, the transaction with IDRx is a related party transaction.

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

Unless earlier terminated, the IDRx License Agreement will expire on a country-by-country, licensed product-by-licensed product basis upon the latest of: (a) the expiration of the last valid claim within the licensed patents covering such licensed product in a such country, (b) the expiration of the regulatory exclusivity period for such licensed product in such country, or (c) the 10th anniversary of the first commercial sale of such licensed product in such country. Following the end of the term for any such licensed product and in such region by expiration, the license granted to IDRx will become exclusive, perpetual, irrevocable, fully paid-up and royalty-free. IDRx may terminate the IDRx License Agreement for convenience at any time upon at least twelve months’ prior written notice to the Company. Either party may also terminate the IDRx License Agreement for material breach of the other party or for insolvency, and the Company may terminate the IDRx License Agreement for IDRx’s breach of the anti-dilution provision in the IDRx Stock Purchase Agreement. Upon termination of the license agreement in its entirety, all rights and obligations under the license agreement will terminate and revert back to the Company, and the Company has a license under certain intellectual property of IDRx to continue to exploit the compound and terminated product, subject to a royalty that will be negotiated at the time of termination.

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

For the purposes of ASC 606, the transaction price of the IDRx License Agreement at the contract inception was determined to be $27.5 million and recorded as license revenue-related party on the consolidated statements of operations and comprehensive income (loss). The fair value was derived from IDRx’s most recent financing transaction with unrelated investors. All potential milestone payments that the Company is eligible to receive under the IDRx License Agreement have been excluded from the transaction price. The Company reevaluates the transaction price for inclusion of milestone payments and royalties at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal. Additionally, the Company is entitled to sales milestones and royalties from the sales of the licensed products, and revenue are recognized when the related sales occur.

The Company concluded the preferred stock investment should be accounted for as an equity investment as it is not mandatorily redeemable nor does the Company have the unilateral right to redeem the preferred stock, and the Company, along with its related parties, do not have a controlling financial interest in IDRx nor have the ability to influence the financial and operating policies through the ownership of preferred stock. IDRx’s preferred stock is not exchange-traded and does not have a readily determinable fair value. Therefore, the Company accounts for the preferred stock investment under the measurement alternative for equity investments that do not have a readily determinable fair value, which is at cost of $27.8 million, including transaction costs of $0.3 million. As of December 31, 2022, the cost of the investment in IDRx’s preferred stock was $27.8 million and was recorded as equity investment on the consolidated balance sheets. As of December 31, 2022, no adjustments have been recognized related to the preferred stock investment as a result of the application of the measurement.

Proteovant

In February 2022, the Company entered into an exclusive collaboration agreement (the Proteovant collaboration agreement) with Oncopia Therapeutics, Inc., d/b/a Proteovant Therapeutics, Inc. (Proteovant), pursuant to which the parties will jointly research and advance up to two novel protein degrader therapies into development candidates, as well as up to two additional novel protein degrader target programs as may be mutually agreed to by the Company and Proteovant (each program is referred to as a target program). On a target program-by-target program basis, the Company will have an exclusive option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound and licensed product under each target program. Proteovant will have the right to opt into the global development and U.S. commercialization of certain licensed compounds and licensed products under the second target program that the Company options, and if the parties add additional target programs, Proteovant will have the same opt-in right for the fourth target program that the Company options.

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

The Company concluded that Proteovant is providing the Company with research services throughout the period until the Company can exercise its option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound. Therefore, the Company recorded the $20.0 million upfront payment as an asset on the consolidated financial statements and will record it as research and development expense over the expected research period. During the year ended December 31, 2022, the Company recorded research and development expense of $4.4 million under the Proteovant collaboration agreement. The Company reevaluates the research period at the end of each reporting period and as any changes in circumstances occur, and if necessary, the Company adjusts its estimate of expected research period accordingly. Each research and development milestone payment will be accrued and expensed when probable.

Zai Lab

In November 2021, the Company entered into a collaboration (the Zai Lab agreement) with Zai Lab (Shanghai) Co., Ltd., (Zai Lab), pursuant to which the Company granted Zai Lab exclusive rights to develop and commercialize the Company’s drug candidates BLU-701 and BLU-945, including their respective back-up forms and certain other forms thereof, for the treatment of EGFR-driven non-small cell lung cancer in Greater China, including Mainland China, Hong Kong, Macau and Taiwan (collectively, the Zai Lab territory), either as a monotherapy or as part of a combination therapy. The collaboration aims to accelerate and expand global development of the licensed products, which currently include BLU-945 and BLU-525 (which served as a back-up candidate for BLU-701). The Company retains exclusive rights to the licensed products outside the Zai Lab territory.

Under the Zai Lab agreement, the Company received an upfront cash payment of $25.0 million and, in addition to the upfront payment received, the Company is eligible to receive up to $590.0 million in contingent payments, including specified development, regulatory and sales-based milestones and tiered percentage royalties on a licensed product-by-licensed product basis ranging from the low-teens to mid-teens on annual net sales of each licensed product in the Zai Lab territory, subject to adjustment in specified circumstances. Zai Lab is responsible for costs related to clinical trials in the Zai Lab territory, other than the specified shared services costs as defined in the Zai Lab agreement which will be shared by the Company and Zai Lab.

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

The Company evaluated the Zai Lab agreement to determine whether it is a collaborative arrangement in the scope of ASC 808. The Company concluded that the Zai Lab agreement is a collaborative agreement under ASC 808 as both parties are active participants in the clinical trials and are exposed to significant risks and rewards of those activities under the Zai Lab agreement. The Company determined that the Zai Lab agreement contained two material components: (i) licenses granted to Zai Lab to exploit and develop each licensed product in the Zai Lab territory and related activities in the Zai Lab territory, including manufacturing, and (ii) the parties’ participation in the global development of the licensed products. The Company used the criteria specified in ASC 606 to determine which of the components of the Zai Lab agreement are performance obligations with a customer and concluded that Zai Lab is the Company’s customer for the licenses and related activities in the Zai Lab territory under ASC 606. The global development activities under the agreement does not present a transaction with a customer and the payments received by the Company for global development activities, including manufacturing, are accounted for as a reduction of related expenses. During the year ended December 31, 2022, the Company did not record material net reduction of expenses under the Zai Lab agreement.

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

The Company evaluated the license under ASC 606 and concluded that the license is a functional intellectual property license. The Company determined that Zai Lab benefited from the license along with the initial know-how transfer at the time of grant, and therefore the related performance obligation is satisfied at a point in time. Additionally, the Company is entitled to sales milestones and royalties from Zai Lab upon future sales of the licensed products in the Zai Lab territory, and revenue will be recognized when the related sales occur. Costs that are incurred associated with Zai Lab territory specific activities are reimbursable from Zai Lab and are recognized as revenue. During the year ended December 31, 2022, the Company recorded $0.9 million in revenue related to Zai Lab territory specific activities in the consolidated financial statements.

For the purposes of ASC 606, the transaction price of the Zai Lab agreement at the outset of the arrangement was determined to be $25.0 million, which consisted of the upfront cash payment. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company satisfied the performance obligation upon delivery of the licenses and initial know-how transfer and recognized the upfront payment of $25.0 million as revenue in 2021.

The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

Roche – Pralsetinib Collaboration

In July, 2020, the Company entered into a collaboration agreement (the Roche pralsetinib collaboration agreement) with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively, Roche), pursuant to which the Company granted Roche exclusive rights to develop and commercialize the Company’s drug candidate pralsetinib worldwide, excluding the CStone territory (as defined below), and a co-exclusive license in the U.S. to develop and commercialize pralsetinib. In addition, Roche has the right to opt in to a next-generation RET compound co-developed by the Company and Roche.

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million, and through December 31, 2022, the Company has received an aggregate of $105.0 million in specified regulatory and commercialization milestones. In addition to the upfront and milestone payments received through December 31, 2022, the Company is eligible to receive up to $822.0 million in contingent payments, including specified development, regulatory and sales-based milestones for pralsetinib and any licensed product containing a next-generation RET compound.

In the U.S., the Company and Roche agreed to work together to co-commercialize pralsetinib and equally share responsibilities, profits and losses. In addition, the Company is eligible to receive tiered royalties ranging from high-teens to mid-twenties on annual net sales of pralsetinib outside the U.S., excluding Greater China (the Roche territory). The Company and Roche have also agreed to co-develop pralsetinib globally in RET-altered solid tumors, including non-small cell lung cancer, medullary thyroid carcinoma and other thyroid cancers, as well as other solid tumors. The Company and Roche share global development costs for pralsetinib at a rate of 45 percent for the Company and 55 percent for Roche up to a specified amount of aggregate joint development costs, after which the Company’s share of global development costs for pralsetinib will be reduced by a specified percentage. The Company and Roche will also share specified global development costs for any next-generation RET compound co-developed under the collaboration in a similar manner.

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

The Company evaluated the Roche territory activities under ASC 606 and identified one material promise associated with manufacturing activities related to development and commercial supply of pralsetinib in the Roche territory for up to 24 months. Given that Roche is not obligated to purchase any minimum amount or quantities of the development and commercial supply from the Company, the Company concluded that, for the purpose of ASC 606, the provision of manufacturing activities related to development and commercial supply of pralsetinib in Roche territory was an option but not a performance obligation of the Company at the inception of the Roche collaboration agreement and will be accounted for if and when exercised. The Company also concluded that there is no separate material right in connection with the development and commercial supply of pralsetinib, as the expected pricing was not issued at a significant and incremental discount. Therefore, the manufacturing activities were excluded as performance obligations at the outset of the arrangement. Additionally, the Company is entitled to sales milestones and royalties from Roche upon future sales of pralsetinib in the Roche territory, and the revenue is recognized when the related sales occur. Costs that are incurred associated with the Roche territory activities are reimbursable from Roche and are recognized as revenue.

For the purposes of ASC 606, the transaction price of the Roche collaboration agreement at the outset of the arrangement was determined to be $695.7 million, which consisted of the upfront cash payment of $675.0 million and the $20.7 million premium on the sale of common stock to Roche Holdings, which was allocated to the performance obligation related to the pralsetinib licenses. Through December 31, 2022, the Company has achieved an aggregate of $105.0 million in specified regulatory and commercialization milestones and added the $105.0 million to the estimated transaction price of the Roche pralsetinib agreement. The other potential milestone payments that the Company is eligible to receive under the Roche pralsetinib agreement have been excluded from the transaction price, as all the remaining milestone amounts were fully constrained based on the probability of achievement. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

The following table summarizes revenue recognized under the Roche pralsetinib collaboration during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Manufacturing and research and development services related to ex-US territory-specific activities	$6,710	$6,022	$2,406
Royalty revenue	848	—	—
License milestone revenue	—	50,000	55,000
Upfront license revenue	—	—	695,694
Total Roche pralsetinib collaboration revenue	$7,558	$56,022	$753,100

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

The following table summarizes the amount from collaboration loss sharing after Roche became the principal for product sales of GAVRETO to customers in the U.S. (in thousands):

	Year Ended December 31,
	2022	2021	2020
The Company's share of loss in the U.S. for GAVRETO	$8,948	$7,801	$—

The following table summarizes the amounts recognized as reductions to selling, general and administrative expenses related to the commercialization of GAVRETO in the U.S., and reductions to (increases in) research and development expenses related to global development activities for pralsetinib under the Roche pralsetinib collaboration during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Reductions to selling, general and administrative expenses	$16,600	$18,753	$10,631
Reductions to (increases in) research and development expenses	(19,297)	11,192	20,459

The following table summarizes the contract assets and liability associated with the Roche pralsetinib collaboration as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Accounts receivable, net	$—	$2,679
Unbilled accounts receivable	—	6,802
Accrued expenses	$6,519	$—

Although the Company sold its right to receive royalty payments from Roche’s sales of GAVRETO in Roche territory to Royalty Pharma in June 2022, given the Company’s significant continuing involvement in the generation of future royalties, the Company continues to account for any royalties and development and commercialization milestones earned related to the Roche territory activities under the Roche pralsetinib collaboration agreement as collaboration revenue on its consolidated statements of operations and comprehensive income (loss). For additional information, see Note 3, Financing Arrangements.

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

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through December 31, 2022, the Company has received an aggregate of $50.0 million in cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through December 31, 2022, the Company is eligible to receive up to $460.0 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and Clementia purchased specified manufacturing inventory from the Company for a total of $1.5 million.

Unless earlier terminated in accordance with the terms of the Clementia agreement, the agreement will expire on a country-by-country, licensed product-by-licensed product basis on the date when no royalty payments are or will become due. Clementia may terminate the agreement at any time upon at least 12 months’ prior written notice to the Company. Either party may terminate the agreement for the other party’s uncured material breach or insolvency and in certain other circumstances agreed to by the parties. In certain termination circumstances, the Company is entitled to retain specified licenses to be able to continue to exploit the Clementia licensed products.

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

The Company determined that the transaction price at the outset of the arrangement was $46.5 million, which was allocated to the three performance obligations on a relative stand-alone selling price basis. The Company recognized revenue in total of $46.2 million related to the license and the technology transfer and inventory transfer in 2019 and $0.3 million related to remaining inventory transfer in 2020.

During the year ended December 31, 2022, cash consideration associated with an achieved development milestone of $30.0 million was added to the estimated transaction price for the Clementia agreement and recognized as revenue. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as the amounts were fully constrained based on the probability of achievement. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

During the years ended December 31, 2021 and 2020, no material revenue was recognized from the Clementia collaboration. There was no revenue deferred as a contract liability associated with the Clementia agreement as of December 31, 2022 and 2021.

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

The Company received an upfront cash payment of $40.0 million, and through December 31, 2022, the Company has achieved an aggregate of $29.5 million in milestones under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through December 31, 2022, the Company will be eligible to receive up to $316.5 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, CStone will be obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone territory, subject to adjustment in specified circumstances. CStone is responsible for costs related to the development of the licensed products in the CStone territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone territory that are shared by the Company and CStone.

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

The Company evaluated the CStone agreement to determine whether it is a collaborative arrangement for purposes of ASC 808. The Company determined that there were two material components of the CStone agreement: (i) the CStone territory-specific license and related activities in the CStone territory, and (ii) the parties’ participation in global development of the licensed products. The Company concluded that the CStone territory-specific license and related activities in the CStone territory are not within the scope of ASC 808 because the Company is not exposed to significant risks and rewards. The Company concluded that CStone is a customer with regard to the component that includes the CStone territory-specific license and related activities in CStone territory, which include manufacturing. For the parties’ participation in global development of the licensed products, the Company concluded that the research and development activities and cost-sharing payments related to such activities are within the scope of ASC 808 as both parties are active participants exposed to the risk of the activities under the CStone agreement. The Company concluded that CStone is not a customer with regard to the global development component in the context of the CStone agreement. Therefore, net payments received by the Company for global development activities under the CStone agreement, including manufacturing, are accounted for as a reduction of related expenses.

A summary of manufacturing and research and development services related to the global development activities, net of expenses payable to CStone during the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Manufacturing and research and development services related to global development activities, net of expenses payable to CStone	$1,749	$2,358	$3,060

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

Under the CStone agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront amount of $40.0 million constituted the entirety of the consideration to be included in the transaction price at the outset of the arrangement, which was allocated to the three performance obligations. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company satisfied the performance obligations upon delivery of the licenses, initial know-how transfers and product trademark and recognized the upfront payment of $40.0 million as revenue in 2018.

During the years ended December 31, 2022, 2021, and 2020, cash consideration associated with achieved development and sales-based milestones of $6.5 million, $9.0 million and $2.0 million, respectively, were added to the estimated transaction price for the CStone agreement and recognized as revenue in such periods. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

In 2021, the Company entered into commercial supply agreements and an avapritinib manufacturing technology transfer agreement with CStone related to supply of drug substance of avapritinib and drug product of avapritinib and pralsetinib to assist CStone’s commercialization activities conducted specifically for the CStone territory. In 2022, the Company entered into a pralsetinib manufacturing technology transfer agreement with CStone related to supply of drug substance of pralsetinib. The manufacturing activities in these agreements were considered as distinct performance obligations from the CStone collaboration agreement and collaboration revenue is recognized upon delivery of the drug substance and drug product to CStone.

A summary of revenue recognized under the CStone agreement during the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
License milestone revenue	$6,500	$9,000	$2,000
Manufacturing services and royalty revenue related to CStone territory-specific activities	17,794	24,395	1,630
Total CStone collaboration revenue	$24,294	$33,395	$3,630

The following table presents the contract assets and liability associated with the CStone collaboration as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Accounts receivable, net	$4,991	$8,164
Unbilled accounts receivable	1,529	5,034
Contract liability	$2,265	$4,799

The contract liability associated with the CStone as of December 31, 2022 and 2021 resulted primarily from advance payments made by CStone in connection with commercial supply of pralsetinib for the CStone territory.

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

Under the Roche immunotherapy agreement, Roche was originally granted up to five option rights to obtain an exclusive license to exploit products derived from the collaboration programs in the field of cancer immunotherapy. As a result of amendments to the Roche immunotherapy agreement in prior reporting periods and following the ending of the option period for one of the collaboration programs in February 2023, the Company and Roche are currently conducting activities only for the development program for the kinase target MAP4K1 (BLU-852) under the collaboration.

Roche’s option right is triggered upon the achievement of Phase 1 proof-of-concept. If Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. The Company will retain worldwide rights to any product for which Roche elects not to exercise its option.

Prior to Roche’s exercise of its option, the Company has the lead responsibility for drug discovery and preclinical development of the collaboration program. In addition, the Company has the lead responsibility for the conduct of the Phase 1 clinical trial other than any Phase 1 clinical trial for the product in combination with Roche’s portfolio of therapeutics, for which Roche has the right to lead the conduct of such Phase 1 clinical trial. Pursuant to the Roche immunotherapy agreement, the parties share the costs of Phase 1 development for the collaboration program. In addition, Roche will be responsible for post-Phase 1 development costs for the licensed product for which it retains global commercialization rights.

The Company received an upfront cash payment of $45.0 million, and through December 31, 2022, the Company has achieved an aggregate of $25.0 million in milestone payments under this collaboration. Subject to the terms of the Roche immunotherapy agreement, as amended, in addition to the upfront and milestone payments received through December 31, 2022, the Company is eligible to receive up to approximately $292.5 million in contingent option fee and milestone payments related to specified research, preclinical, clinical, regulatory and sales-based milestones. In addition, the Company will be eligible to receive tiered royalties ranging from low double-digits to high-teens on future net sales of the licensed product. The upfront cash payment and any payments for milestones, option fee and royalties are non-refundable, non-creditable and not subject to set-off.

The Roche immunotherapy agreement will continue until the date when no royalty or other payment obligations are or will become due, unless earlier terminated in accordance with the terms of the Roche immunotherapy agreement. Prior to its exercise of the option, Roche may terminate the Roche immunotherapy agreement at will upon 120 days’ prior written notice to the Company. Following its exercise of the option, Roche may terminate the Roche immunotherapy agreement at will, or, if a licensed product has been commercially sold, on a country-by-country basis, (i) upon 120 days’ prior written notice if the licensed product has not been commercially sold or (ii) upon 180 days’ prior written notice if the licensed product has been commercially sold. Either party may terminate the Roche immunotherapy agreement for the other party’s uncured material breach or insolvency and in certain other circumstances agreed to by the parties. In certain termination circumstances, the Company is entitled to retain specified license to be able to continue to exploit the licensed product.

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

Under the Roche immunotherapy agreement, in order to evaluate the appropriate transaction price, the Company determined that as of January 1, 2018, the upfront amount of $45.0 million constituted the entirety of the consideration to be included in the transaction price at the outset of the arrangement, which was allocated to the single performance obligation. The option exercise payments that may be received are excluded from the transaction price until each customer option is exercised as it was determined that the options are not material rights. The potential milestone payments that the Company is eligible to receive prior to the exercise of the options were initially excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate of the transaction price.

Through December 31, 2022, the Company has achieved an aggregate of $25.0 million in research milestones under this collaboration, and these amounts were added to the estimated transaction price and allocated to the existing performance obligation as it became probable that a significant reversal of cumulative revenue would not occur for each of the research milestones achieved. During the years ended December 31, 2022 and 2021, cash considerations associated with an achieved research milestones of $1.5 million and $4.0 million, respectively, were added to the estimated transaction price. During the year ended December 31, 2022, the Company and Roche endorsed a clinical development plan for IND enabling activities for BLU-852, in combination with atezolizumab, an approved drug product commercialized by Roche, and pursuant to the Roche immunotherapy agreement, the Company is obligated to share with Roche the development cost up to $15.0 million. As a result, during the year ended December 31, 2022, the Company reduced the aggregated transaction price of this collaboration by $15.0 million and recorded its commitment of $15.0 million as a liability on its consolidated financial statements.

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. During the year ended December 31, 2022, a reduction in the costs expected to be incurred in the future to satisfy certain performance obligations under the collaboration became probable as a result of Roche and the Company endorsing the clinical development plan for IND enabling activities for BLU-852 in combination with Roche’s product.

Because of the revision to the cost expected to be incurred to satisfy the performance obligation and the reduction of the $15.0 million payment commitment to Roche from the aggregated transaction price, the Company recorded a cumulative revenue catch-up of $2.9 million during the year ended December 31, 2022. A summary of revenue recognized under the Roche immunotherapy agreement during the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Roche collaboration research and development services revenue	$2,274	$7,636	$14,580

During the years ended December 31, 2022, 2021 and 2020, the Company recognized the following revenue due to the changes in the contract liability balances (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amounts included in the contract liability at the beginning of the period	$4,377	$5,080	$11,546

The following table summarizes the liabilities related to the Roche immunotherapy agreement as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021
	Current	Noncurrent	Total	Current	Noncurrent	Total
Deferred revenue	$2,402	$13,624	$16,026	$6,339	$25,066	$31,405
Accrued expenses	$3,970	$7,238	$11,208	$—	$—	$—

As of December 31, 2022, the research and development services related to the performance obligation were expected to be performed over a remaining period of approximately 3 years.

13. Stock-based Compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance-based awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar years beginning January 1, 2022 and 2023, the number of shares reserved for issuance under the 2015 Plan was increased by 2,365,643 and 2,398,356 shares, respectively. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2022, there were 4,116,893 shares available for future grant under the 2015 Plan.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. In June 2022, the Company’s board of directors approved the reservation of an additional 1,500,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of December 31, 2022, there were 1,473,235 shares available for future grant under the Inducement Plan.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense totaling $99.0 million, $91.6 million and $75.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock-based compensation expense by award type included within the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options	$52,931	$57,912	$57,237
Restricted stock units	45,285	33,939	18,407
Employee stock purchase plan	1,418	1,184	958
Subtotal	99,634	93,035	76,602
Capitalized stock-based compensation costs	(663)	(1,405)	(1,076)
Stock-based compensation expense included in total cost and operating expenses	$98,971	$91,630	$75,526

The following table presents stock-based compensation expense that is included in operating expenses by classification within the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$40,302	$39,670	$33,642
Selling, general and administrative	58,669	51,960	41,884
Total stock-based compensation expense included in operating expenses	$98,971	$91,630	$75,526

At December 31, 2022, there was $179.7 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted-average period of 2.5 years.

Stock Options

Stock options granted by the Company generally vest ratably over four years, with a one-year cliff for new employee awards and are exercisable from the date of grant for a period of ten years. The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.27%	0.96%	1.02%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.0	6.0	6.0
Expected stock price volatility	55.15%	58.03%	60.48%

The following table summarizes the stock option activity for the year ended December 31, 2022:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(1)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2021	5,682,022	$69.37	6.99	$214,675
Granted	1,192,170	60.45
Exercised	(254,933)	18.10
Canceled	(385,808)	79.26
Outstanding at December 31, 2022	6,233,451	$69.14	6.67	$14,833
Exercisable at December 31, 2022	4,187,832	$67.47	5.82	$14,833
(1)	Intrinsic value represents the amount by which the fair market value as of December 31, 2022 of the underlying common stock exceeds the exercise price of the option.

The weighted average grant date fair value of options granted in the years ended December 31, 2022, 2021 and 2020 was $32.30, $52.93 and $34.77, respectively. The total intrinsic value of options exercised in the years ended December 31, 2022, 2021, and 2020 was $11.8 million, $52.3 million, and $43.3 million, respectively.

At December 31, 2022, the total unrecognized compensation expense related to unvested stock option awards was $75.0 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Restricted stock units

Restricted stock units granted by the Company generally vest ratably over four years. The following table summarizes the restricted stock units activity for the year ended December 31, 2022:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested shares at December 31, 2021	1,590,160	$83.85
Granted	956,717	60.85
Vested	(482,229)	81.46
Forfeited	(170,654)	78.73
Unvested shares at December 31, 2022	1,893,994	$73.28

The total fair value of restricted stock units vested during the years ended December 31, 2022, 2021 and 2020 was $29.4 million, $31.6 million and $7.4 million, respectively. As of December 31, 2022, the total unrecognized compensation expense related to unvested restricted stock units was $104.7 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 ESPP, which became effective upon the closing of the IPO in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar years beginning January 1, 2022 and 2023, the number of shares reserved for issuance under the 2015 ESPP was increased by 591,410 and 599,589 shares, respectively. The Company issued 80,717, 43,167, and 38,516 shares under the ESPP during the years ended December 31, 2022, 2021, and 2020 respectively.

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

The calculation of net income (loss) and the number of shares used to compute basic and diluted net income (loss) per share for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net income (loss) - basic and diluted	$(557,517)	$(644,085)	$313,882
Weighted average shares outstanding - basic	59,642	58,518	54,534
Effect of dilutive securities:
Stock options	—	—	1,303
Restricted stock units	—	—	331
Weighted average shares outstanding - diluted	59,642	58,518	56,168
Net income (loss) per share - basic	$(9.35)	$(11.01)	$5.76
Net income (loss) per share - diluted	(9.35)	(11.01)	5.59

For the years ended December 31, 2022, 2021 and 2020, the following dilutive securities were not included in the computation of net income (loss) per share because the effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options	6,233	5,682	4,480
Restricted stock units	1,894	1,590	13
ESPP shares	55	24	19
Total	8,182	7,296	4,512

15. Income Taxes

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Federal income tax (benefit) at statutory rate	21.00%	21.00%	21.00%
Permanent differences	(0.38)	0.07	(0.47)
U.S. Tax on foreign earnings	2.52	—	—
In-process research and development	—	(8.53)	—
Federal research and development credits	1.39	0.76	(0.96)
Federal orphan drug credits	(0.42)	4.02	(10.35)
State income tax, net of federal benefit	2.92	1.26	0.08
Foreign rate differential	(0.13)	(0.10)	0.37
Deferred rate change	0.52	0.79	2.60
Foreign tax credit	0.03	0.39	—
Other	(0.64)	(0.05)	1.50
Change in valuation allowance	(27.76)	(20.08)	(13.42)
Effective income tax rate	(0.95)%	(0.47)%	0.35%

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$193,115	$243,670	$140,769
Research and development credit carryforwards	36,874	36,345	23,679
Orphan drug credit carryforwards	148,572	150,859	125,153
Accrued expenses and other	48,896	40,617	32,206
Deferred revenue	4,520	6,598	7,317
Royalty Pharma milestones	11,507	—	—
R&D capitalization	84,077	—	—
Financing arrangements	100,155	—	—
Deferred rent	23,507	24,798	19,308
Jublient license	1,188	448	—
Interest expense	—	29	—
Total gross deferred tax asset	652,411	503,364	348,432
Deferred tax liability
Depreciation	(5,742)	(5,157)	(5,451)
Right of use assets	(18,599)	(20,059)	(14,539)
Debt issuance	(1,970)
UNICAP	(1,003)	(1,966)	—
Prepaid expenses	(2)	(2)	—
Valuation allowance	(625,095)	(476,180)	(328,442)
Net deferred tax asset	$—	$—	$—

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of its net federal, foreign and state deferred tax assets, and as a result, a valuation allowance of $625.1 million, $476.2 million and $328.4 million has been established at December 31, 2022, 2021 and 2020, respectively. The change in the valuation allowance was $148.9 million, $147.7 million and ($42.0) million for the years ended December 31, 2022, 2021 and 2020, respectively. The increase of deferred tax asset between December 31, 2022 and 2021 is primarily driven by the capital gains generated from the purchase and sale agreements with Royalty Pharma and Sixth Street Partners as well as the Tax Cuts and Jobs Act effective January 1, 2022 requiring capitalization and amortization of all Sec. 174 costs associated with research and development costs.

The Company has incurred net operating losses (NOL) since inception with the exception of years 2020 and 2022. As of December 31, 2022, the Company had federal and state NOL carryforwards of $648.1 million and $894.0 million, respectively, which begin to expire in 2030, and of which $632.3 million of the Company’s federal NOL is post 2017 NOL that will be carried forward indefinitely. As of December 31, 2022, the Company had federal and state research and development tax credit carryforwards of $17.9 million and $20.4 million, respectively, which begin to expire in 2035. As of December 31, 2022, the Company had federal orphan drug credits of $148.6 million, which begin to expire in 2035 and state investment tax credits of $0.4 million, which have begun to expire in 2022. As of December 31, 2022, the Company has foreign tax credits of $2.5 million which will expire in 2031.

The Company has analyzed and validated its research and development tax credits as well as its orphan drug credits for 2011-2021. The Company generated research credits in 2022 but has not conducted a formal study to document its qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. No amounts are being presented as an uncertain tax position as of December 31, 2022 until such study is completed and the adjustment is known. A valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carry-forwards and the valuation allowance.

The Internal Revenue Code of 1986, as amended (the Code), provides for a limitation of the annual use of NOL and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes (as defined by the Code) that could limit the Company’s ability to utilize these carryforwards. The Company may have experienced such ownership changes in the past, and may experience ownership changes in the future as a result of shifts in its stock ownership, some of which are outside the Company’s control. Approximately $2.0 million of the Company’s NOL carryforwards may not be available for utilization within their applicable carryforward periods based on the Section 382 study in 2021. In addition, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for federal or state income tax purposes. The Company analyzed the ownership changes as of December 31, 2022 and it is more likely than not that an ownership change did not occur. The Company will finalize the analysis as part of the 2022 income tax return filing.

With respect to the net operating losses and research and development tax credit carryforwards acquired from the acquisition of Lengo on December 30, 2021, the Company has completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since Lengo’s formation. Based on the study, all of the NOL and research and development credits acquired will be available for utilization within their applicable carryforward periods. An analysis of Lengo Therapeutics, Inc. was not required as it was merged into the Company effective June 24, 2022.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations and comprehensive income (loss). As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits or accrued interest related to unrecognized tax benefits. As of December 31, 2022, the Company was open to examination in the U.S. federal and certain state jurisdictions for all of the Company’s tax years since the net operating losses may potentially be utilized in future years to reduce taxable income. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) has taken effect creating a significant change to the treatment of research and experimental (R&E) expenditures under Section 174 of the IRC (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the U.S to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses will be capitalized and amortized over a 15-year period. The Company has included the tax impact of capitalizing and amortizing these costs over the required periods and is expected to be in a taxable income position after the estimated addback for calendar year ended December 31, 2022.

On June 30, 2022, the Company entered into a royalty purchase agreement with Royalty Pharma and a purchase and sale agreement with Sixth Street Partners. Pursuant to the agreements, the Company received gross proceeds of $175.0 million from Royalty Pharma in June 2022 and $250.0 million from Sixth Street Partners in July 2022 upon the transactions closing. The total cash consideration of $425.0 million, in its entirety, was considered taxable income for calendar year ended December 31, 2022. Therefore, the $425.0 million was included in the taxable income for the year ended December 31, 2022.

On August 1, 2022, the Company entered into the IDRx License Agreement and IDRx Stock Purchase Agreement. Pursuant to these agreements, the Company licensed its internally discovered KIT exon 13 inhibitor to IDRx in exchange for a 4,509,105 shares of IDRx’s Series A preferred stock and the eligibility to receive future milestones and tiered royalty payments. For book and tax purposes, the value of the equity totaling $27.5 million was included in the taxable income for the year ended December 31, 2022.

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

16. Leases

38 Sidney Street

In February 2015, the Company entered into a lease for approximately 39,000 rentable square feet of office and laboratory space at 38 Sidney Street in Cambridge, Massachusetts, which was extended in December 2021. The extended lease term will expire on November 30, 2029. The Company agreed to pay an initial annual base rent of approximately $4.5 million, which rises annually until it reaches approximately $5.5 million. The lease extension provided the Company with an allowance for leasehold improvements of $0.8 million improvements to be made to the premises. A security deposit of $0.9 million was recorded as restricted cash on the Company’s consolidated balance sheet as of December 31, 2022. The Company’s sublease agreements for the 38 Sidney Street property expired during the year ended December 31, 2022.

45 Sidney Street

In April 2017, the Company entered into a lease agreement for approximately 99,833 rentable square feet of office and laboratory space located at 45 Sidney Street in Cambridge, Massachusetts. In September 2018, the Company entered into an amendment to the lease agreement to expand the rentable square footage to approximately 139,216 square feet. The initial term of the lease agreement will expire on November 30, 2029, unless terminated sooner. The lease agreement also provides the Company with an option to extend the lease agreement for two consecutive five-year periods at the then fair market annual rent, as defined in the lease agreement.

The Company has agreed to pay for the 99,833 rentable square feet an initial annual base rent of approximately $7.7 million, which increases annually until it reaches approximately $10.6 million in the last year of the initial term. The Company has also agreed to pay an initial annual base rent of approximately $3.2 million for the expansion premises, which increases annually until it reaches approximately $4.2 million in the last year of the initial term for the expansion premises. The amended lease provided the Company with a total tenant improvement allowance of approximately $17.4 million for improvements to be made to the premises. A security deposit of $3.8 million was recorded as restricted cash on the Company’s consolidated balance sheet as of December 31, 2022.

The lease agreements do not contain residual value guarantees and the components of lease cost for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
Operating leases:	2022	2021	2020
Lease cost	$21,830	$18,299	$17,600
Sublease income	(2,132)	(2,174)	(2,919)
Net lease cost	$19,698	$16,125	$14,681

The Company has not entered into any material short-term leases or financing leases as of December 31, 2022.

Supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	$15,891	$14,896	$14,444
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$72	$28,929	$479

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	6.8
Weighted average discount rate	7.4%

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows (in thousands):

2023	17,695
2024	18,163
2025	18,559
2026	19,089
2027	19,648
Thereafter	39,264
Total future minimum lease payments	132,418
Less imputed interest	(29,050)
Total	$103,368

17. Employee Benefit Plans

The Company sponsors various retirement and pension plans. The estimates of liabilities and expenses for these plans incorporate a number of assumptions, including expected rates of return on plan assets and interest rates used to discount future benefits.

401(k) Savings Plan

The Company maintains a 401(k) plan for employees (the 401(k) Plan). The 401(k) Plan is intended to qualify under Section 401(k) of the Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings on contributions, are not taxable to the employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits the Company to make contributions up to the limits allowed by law on behalf of all eligible employees. The expense related to the 401(k) Plan primarily consists of the Company’s matching contributions. The expenses related to the 401(k) Plan for the years ended December 31, 2022, 2021 and 2020 were $3.7 million, $3.0 million and $1.9 million, respectively.

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

The following table summarizes the plan balances as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Fair value of plan assets	$5,706	$4,551
Projected benefit obligation	(8,763)	(7,908)
Unfunded status recorded as other long-term liabilities	(3,057)	(3,357)
Accumulated benefit obligation	$6,575	$6,482

The Company’s net periodic benefit cost for the years ended December 31, 2022 and 2021 was $1.2 million and $2.0 million, respectively. The net periodic benefit cost for the year ended December 31, 2020 was not material. The contributions to the Swiss Plan for the years ended December 31, 2022, 2021 and 2020 were not material.

18. Commitments and Contingencies

Purchase Commitments Associated with Commercial Supply Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT and GAVRETO, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. The aggregate amount of future minimum purchase obligations under these manufacturing agreements over the period of next five years is approximately $13.3 million as of December 31, 2022.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 or 2021.

19. Subsequent Events

In February 2023, the option period for one the two collaboration programs under the Roche immunotherapy agreement ended and the Company and Roche are currently conducting activities only for BLU-852 under the collaboration. The Company is in the process of evaluating the revenue impact of this event on its subsequent financial statements.