Form 10-Q
period 2023-03-31
Blueprint Medicines Corp
filed 2023-05-04
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on April 28, 2023: 60,467,345

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib and pralsetinib for additional indications or in additional geographies;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT® (avapritinib) (marketed in Europe under the brand name AYVAKYT®), GAVRETO® (pralsetinib) and any current and future drug candidates for which we receive marketing approval;
●	our expectations regarding the potential benefits of AYVAKIT/AYVAKYT and any current and future drug candidates in treating patients with indolent systemic mastocytosis (SM) and advanced SM;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the anticipated impact of the termination of our collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc. to develop and commercialize pralsetinib globally (excluding Greater China), our expectations concerning the transition process with F. Hoffmann-La Roche Ltd and Genentech, Inc. and continued patient access to GAVRETO, and our plans to explore options for the path forward for GAVRETO;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for our current and future drug candidates and research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope and length of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;

●	the potential benefits of our collaboration with CStone Pharmaceuticals to develop and commercialize avapritinib, pralsetinib and fisogatinib in Greater China, our collaboration with Zai Lab to develop and commercialize BLU-525 and BLU-945, and any respective back-up forms and certain other forms thereof, as inhibitors of epidermal growth factor receptor (EGFR) in Greater China, and our collaboration with Oncopia Therapeutics, Inc., d/b/a Proteovant Therapeutics, Inc. (Proteovant), to research and advance novel targeted protein degrader therapies, as well as our ability to maintain these collaborations and establish additional strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc., a wholly-owned subsidiary of Ipsen S.A. (Clementia), to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;
●	the potential benefits of our strategic financing transactions with Garnich Adjacent Investments S.a.r.l. (Sixth Street Partners) and Royalty Pharma Investments 2019 ICAV (Royalty Pharma) and the potential acceleration of our commercial products and pipeline resulting from the non-dilutive growth capital;
●	our ability to realize the benefits of the licensed products retained by us following the termination of our collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc. to develop and commercialize pralsetinib globally (excluding Greater China);
●	the potential benefits of our license agreement with IDRx, Inc. (IDRx) to develop our development candidate-stage KIT exon 13 inhibitor, IDRX-73, for the treatment of drug-resistant mutations of non-PDGFR-driven gastrointestinal stromal tumor (GIST);
●	the development of companion diagnostic tests for our current or future drugs or drug candidates;
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry;
●	the actual or potential benefits of designations granted by the U.S. Food and Drug Administration (FDA), such as orphan drug, fast track and breakthrough therapy designation or priority review; and
●	the impact of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones, including our ongoing and planned research and discovery activities, ability to conduct ongoing and planned clinical trials, clinical supply of our current or future drug candidates or third-party products intended for use as combination therapies or as comparator agents, and the launch, marketing, sale and commercial supply of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates for which we receive marketing approval.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$169,724	$119,709
Marketable securities	652,437	825,283
Accounts receivable	30,007	23,525
Unbilled accounts receivable	1,296	13,413
Inventory	17,521	29,697
Prepaid expenses and other current assets	29,359	35,024
Total current assets	900,344	1,046,651
Marketable securities	139,150	133,480
Property and equipment, net	33,741	33,344
Operating lease right-of-use assets, net	79,668	81,854
Restricted cash	5,207	5,195
Equity investment	27,789	27,789
Other assets	34,471	21,589
Total assets	$1,220,370	$1,349,902
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	10,563	2,729
Accrued expenses	108,735	131,123
Current portion of operating lease liabilities	10,887	10,579
Current portion of deferred revenue	3,740	4,667
Current portion of liabilities related to the sale of future royalties and revenues	21,377	17,285
Current portion of term loan	17,382	16,851
Total current liabilities	172,684	183,234
Operating lease liabilities, net of current portion	89,940	92,789
Deferred revenue, net of current portion	5,000	13,624
Liabilities related to the sale of future royalties and revenues, net of current portion	413,216	413,045
Term loan, net of current portion	122,130	122,232
Other long-term liabilities	3,102	10,301
Total liabilities	806,072	835,225
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 60,416,335 and 59,958,919 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	60	60
Additional paid-in capital	2,381,358	2,358,018
Accumulated other comprehensive loss	(4,602)	(10,443)
Accumulated deficit	(1,962,518)	(1,832,958)
Total stockholders’ equity	414,298	514,677
Total liabilities and stockholders’ equity	$1,220,370	$1,349,902

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Product revenue, net	$39,069	$23,841
Collaboration and license revenue	24,218	38,890
Total revenues	63,287	62,731
Cost and operating expenses:
Cost of sales	3,175	5,079
Collaboration loss sharing	1,296	3,265
Research and development	112,073	103,133
Selling, general and administrative	70,950	57,058
Total cost and operating expenses	187,494	168,535
Other income (expense):
Interest income (expense), net	(5,819)	442
Other income (expense), net	986	(453)
Total other expense, net	(4,833)	(11)
Loss before income taxes	(129,040)	(105,815)
Income tax expense	520	184
Net loss	$(129,560)	$(105,999)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale investments	5,819	(8,020)
Currency translation adjustments	22	43
Comprehensive loss	$(123,719)	$(113,976)
Net loss per share - basic and diluted	$(2.15)	$(1.79)
Weighted-average number of common shares used in net loss per share - basic and diluted	60,126	59,312

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2022	59,958,919	$60	$2,358,018	$(10,443)	$(1,832,958)	$514,677
Issuance of common stock under stock plan	457,416	—	—	—	—	—
Stock-based compensation expense	—	—	23,340	—	—	23,340
Other comprehensive loss	—	—	—	5,841	—	5,841
Net loss	—	—	—	—	(129,560)	(129,560)
Balance at March 31, 2023	60,416,335	$60	$2,381,358	$(4,602)	$(1,962,518)	$414,298

Balance at December 31, 2021	59,141,086	$59	$2,250,250	$(4,133)	$(1,275,441)	$970,735
Issuance of common stock under stock plan	414,888	1	1,297	—	—	1,298
Stock-based compensation expense	—	—	23,609	—	—	23,609
Other comprehensive income	—	—	—	(7,977)	—	(7,977)
Net loss	—	—	—	—	(105,999)	(105,999)
Balance at March 31, 2022	59,555,974	$60	$2,275,156	$(12,110)	$(1,381,440)	$881,666

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(129,560)	$(105,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,684	1,628
Non-cash lease expense	2,202	2,037
Stock-based compensation	23,196	23,399
Non-cash interest expense	4,635	—
Other	(697)	813
Changes in assets and liabilities:
Accounts receivable	(4,949)	(3,645)
Unbilled accounts receivable	9,899	8,035
Inventory	78	(9,828)
Prepaid expenses and other current assets	5,741	(19,588)
Other assets	(417)	(13,741)
Accounts payable	7,806	9,516
Accrued expenses	(23,686)	(17,049)
Other long-term liabilities	(7,238)	6,826
Deferred revenue	(11,099)	(13,251)
Operating lease liabilities	(2,556)	(1,879)
Net cash used in operating activities	(122,961)	(132,726)
Cash flows from investing activities
Purchases of property and equipment	(2,584)	(1,153)
Purchases of investments	(132,875)	(39,937)
Maturities of investments	308,250	—
Net cash provided by (used in) investing activities	172,791	(41,090)
Cash flows from financing activities
Net proceeds from stock option exercises and employee stock purchase plan	—	1,264
Net cash provided by financing activities	—	1,264
Net increase (decrease) in cash, cash equivalents, and restricted cash	49,830	(172,552)
Cash, cash equivalents and restricted cash at beginning of period	124,904	215,119
Effect of exchange rate changes on cash, cash equivalents and restricted cash	197	(197)
Cash, cash equivalents and restricted cash at end of period	$174,931	$42,370
Supplemental cash flow information
Cash paid for interest	$7,084	$—
Property and equipment purchases unpaid at period end	$—	$1,036
Cash paid for taxes, net	$311	$169

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands).

	March 31,	March 31,
	2023	2022
Cash and cash equivalents	$169,724	$37,199
Restricted cash	5,207	5,171
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$174,931	$42,370

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

As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $961.3 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) as found in the Accounting Standards Codification (ASC), Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB) and the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2022 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023 (2022 Annual Report on Form 10-K).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022, stockholder’s equity for the three months ended March 31, 2023 and 2022 and cash flows for three months ended March 31, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any future period.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2022 Annual Report on Form 10-K, with the exception of the below new policy.

Performance-Based Restricted Stock Unit Awards

Fair value of performance-based restricted stock unit awards (PSUs) at the grant date are estimated using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, including defined consecutive trading day average closing stock price on the date of grant for PSUs, valuation date stock price, expected volatilities using historical volatilities, correlation coefficients based on the volatility data, risk-free rates of return and expected dividend yield. The probability of actual shares expected to be earned is considered in the grant date valuation and the expense is not adjusted to reflect the actual units earned. The PSUs cliff vest at the end of the service period and the compensation expense for PSUs is recognized straight-line over the applicable service period.

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

3. Financing Arrangements

Royalty Pharma Purchase and Sale Agreement

On June 30, 2022, the Company entered into a purchase and sale agreement (Royalty Purchase Agreement) with Royalty Pharma. Pursuant to the Royalty Purchase Agreement, the Company received an upfront payment of $175.0 million in consideration for the Company’s rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone Territory (as defined below) and U.S. territory under the terms of the Roche pralsetinib collaboration agreement.

Although the Company sold all of the rights to receive royalties on the net sales of GAVRETO worldwide excluding the CStone Territory and U.S. territory to Royalty Pharma, the Company continues to co-develop pralsetinib with Roche globally and is therefore involved in the generation of these future royalties. Due to the Company’s significant continuing involvement, the Company continues to account for any royalties and development and commercialization milestones earned related to the underlying territory under the Roche pralsetinib collaboration agreement as collaboration revenue on its consolidated statements of operations and comprehensive loss. Net proceeds from the transaction were recorded as a liability related to sale of future royalties and revenues on the consolidated balance sheet. The Company accretes the $175.0 million, net of transaction costs of $3.8 million, to the total of these royalties as interest expense using the effective interest method over the estimated life of the arrangement. These estimates contain assumptions that impact the amount recorded and the interest expense that will be recognized in future periods.

As payments are made to Royalty Pharma, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement. In order to determine the amortization of the liability, the Company estimates the total amount of future royalty payments to be paid to Royalty Pharma over the life of the arrangement. The exact amount of repayment is likely to change each reporting period. A significant increase or decrease in GAVRETO’s net revenue of the underlying territory will impact the liability related to this arrangement, and interest expense. The Company periodically assesses the expected payments to Royalty Pharma and will prospectively adjust the amortization of the liability related to this arrangement for material changes in such payments including the prospective impact around the uncertainty related to GAVRETO’s commercial outlook in the underlying territory during the life of the arrangement.

In February 2023, the Company received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective February 2024, at which time the Company will regain commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. As of March 31, 2023, none of the derecognition conditions under ASC 405 Liabilities were met, and in consideration of the significant uncertainties related to GAVRETO’s commercial outlook in the underlying territory during the life of the arrangement caused by the termination of the Roche pralsetinib collaboration agreement, during the three months ended March 31, 2023, the Company did not accrete any interest expenses related to the liability. As of March 31, 2023, the net carrying value of the liability related to this arrangement was $176.1 million.

Pursuant to the Royalty Purchase Agreement, the Company is eligible to receive certain milestone payments totaling up to $165.0 million, subject to the achievement of specified net sales milestones by Roche. However, following the termination of the Roche pralsetinib collaboration agreement, if the specified net sales milestone thresholds under the Royalty Purchase Agreement with Royalty Pharma are not otherwise met, the Company may no longer be eligible to receive any of the contingent milestone payments under the Royalty Purchase Agreement. The potential milestone payments will be added to the carrying value of the liability related to this arrangement when the milestones are achieved and received.

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

The Company continues to own the research, development, manufacturing and commercialization of AYVAKIT/ AYVAKYT and if it is approved, elenestinib, and has significant continuing involvement in the generation of the cash flows under the Future Revenue Purchase Agreement. Therefore, the Company continues to account for any revenue earned from worldwide product sales of AYVAKIT/ AYVAKYT and, if it is approved, elenestinib, on its consolidated statements of operations and comprehensive loss. Net proceeds from the transaction were recorded as a liability related to sale of future royalties and revenues on the consolidated balance sheet. The Company accretes the $250.0 million, net of transaction costs of $5.4 million, to the total of these future payments as interest expense using the effective interest method over the estimated life of the arrangement.

As payments are made to Sixth Street, the balance of the liability will be effectively repaid over the life of the Future Revenue Purchase Agreement. In order to determine the amortization of the liability, the Company estimates the total amount of future revenue payments to be paid to Sixth Street over the life of the arrangement. The exact amount of repayment is likely to change each reporting period. A significant increase or decrease in worldwide product sales of AYVAKIT/ AYVAKYT and, if it is approved, elenestinib, will materially impact the liability related to this arrangement, interest expense and the time period for repayment. The Company periodically assesses the expected payments to Sixth Street and will prospectively adjust the amortization of the liability related to this arrangement for material changes in such payments. As of March 31, 2023, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 11.3%. These estimates contain assumptions that impact the amount recorded and the interest expense that will be recognized in future periods.

As of March 31, 2023, the net carrying value of the liability related to this arrangement was $258.5 million. The following table shows the activity within the liability account (in thousands):

Carrying value as of January 1, 2023	$254,328
Interest expense recognized	7,089
Payments	(2,883)
Carrying value as of March 31, 2023	$258,534

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

As part of the Financing Agreement with Sixth Street Partners, the Company received gross proceeds of $150.0 million in July 2022 and incurred an aggregate of $12.2 million of debt discounts and transaction costs, which have been recorded as a reduction to the carrying amount of the debt on the Company’s consolidated balance sheet and will be amortized as additional interest expenses using the effective interest rate method over the period from issuance through maturity. As of March 31, 2023, the Company’s estimate of the total interest expense resulted in an effective annual interest rate of 13.3%. The carrying amount of the debt as of March 31, 2023 is subject to variable interest rates, which are based on current market rates, and as such, approximates fair value.

The following table shows the activity within the liability account (in thousands):

Carrying value as of January 1, 2023	$139,083
Interest expense recognized	4,630
Payments	(4,201)
Carrying value as of March 31, 2023	$139,512

The Company’s obligations under the Financing Agreement are secured, subject to certain exceptions, by security interests in the substantially all of the Company’s assets and the Company’s certain subsidiaries. The Financing Agreement contains customary negative covenants that, among other things and subject to certain exceptions, could restrict the Company’s ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Financing Agreement also requires the Company to maintain a consolidated liquidity of at least (i) $50.0 million during the period commencing from the date on which the term loans are funded to the date which is the day before the next term loans are funded and (ii) $80.0 million for each day thereafter. As of March 31, 2023, we were in compliance with the applicable terms and conditions of the covenants under the Financing Arrangement.

4. Marketable Securities

Marketable securities consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
March 31, 2023	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$314,891	28	(2,117)	$312,802
U.S. treasury obligations	480,825	189	(2,229)	478,785
Total	$795,716	$217	$(4,346)	$791,587

	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$377,519	—	(4,848)	$372,671
U.S. treasury obligations	591,193	22	(5,123)	586,092
Total	$968,712	$22	$(9,971)	$958,763

The following table summarizes the estimated fair value (in thousands) and number of the Company’s available-for-sale securities that are in loss position as of March 31, 2023 and December 31, 2022 by the length of time the security has been in loss position:

	March 31, 2023		December 31, 2022
	Fair	Number of	Fair	Number of
	value	securities	value	securities
Debt securities in unrealized loss position for 12 months or less	$340,312	62	$371,746	66
Debt securities in unrealized loss position for more than 12 months	309,579	33	550,561	56
Total debt securities	$649,891	95	$922,307	122

The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three months ended March 31, 2023 and 2022.

The following table summarizes the amortized cost basis and estimated fair value of the Company’s available-for-sale securities by contractual maturity as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	value	Cost	value
Within one year	$656,329	$652,437	$834,440	$825,283
After one through five years	139,387	139,150	134,272	133,480
Total	$795,716	$791,587	$968,712	$958,763

The Company received proceeds of $308.3 million from maturities of debt securities for the three months ended March 31, 2023. The Company did not receive any proceeds from maturities of debt securities for the three months ended March 31, 2022. The Company did not realize any gains or losses from maturities of debt securities for the three months ended March 31, 2023 and 2022.

5. Fair Value of Financial Instruments

The following table summarizes the Company’s cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2023 (in thousands):

		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$155,771	155,771	—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	312,802	—	312,802	—
U.S. treasury obligations	478,785	478,785	—	—
Total	$947,358	$634,556	$312,802	$—

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

The following table summarizes revenue recognized from product sales for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
United States	$34,927	$21,328
Rest of World	4,142	2,513
Total product revenue	$39,069	$23,841

The Company primarily sells AYVAKIT/AYVAKYT through specialty distributors and specialty pharmacies. The Company recognized revenues from three customers accounting for 51%, 12%, and 10% of gross product revenues for the three months ended March 31, 2023, and 55%, 13%, and 9% of gross product revenues for the three months ended March 31, 2022, respectively. As of March 31, 2023, three customers individually accounted for approximately

40%, 13% and 12% of accounts receivable associated with the Company's product sales, as compared to 40%, 18% and 15% as of December 31, 2022, respectively.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance at January 1	$9,788	$4,345
Provision related to sales in the current period	8,502	4,581
Adjustment related to prior periods sales	(228)	(308)
Credits and payments made	(4,773)	(2,654)
Ending balance at March 31	$13,289	$5,964

The total reserves that are included in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, are summarized as follows (in thousands):

	March 31,	December 31,
	2023	2022
Reduction of accounts receivable, net	$1,256	$742
Component of accrued expenses	12,033	9,046
Total revenue-related reserves	$13,289	$9,788

7. Inventory

Capitalized inventory consists of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$4,642	$4,967
Work in process	31,050	28,427
Finished goods	2,624	2,791
Total	$38,316	$36,185

Balance sheet classification

	March 31,	December 31,
	2023	2022
Inventory	$17,521	$29,697
Other assets	20,795	6,488
Total	$38,316	$36,185

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. The Company recognized a write-down of $1.5 million for the three months ended March 31, 2023. The Company did not recognize any write-down for the three months ended March 31, 2022. Long-term inventory, which primarily consists of work in process and raw materials, is included in other assets in the unaudited condensed consolidated balance sheets.

8. Restricted Cash

At March 31, 2023 and December 31, 2022, $5.2 million and $5.2 million, respectively, of the Company’s cash is restricted by a financial institution primarily related to security deposits for the lease agreements for the Company’s office and laboratory spaces.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Research, development and commercial contract costs	$60,596	$66,041
Employee compensation	17,012	30,744
Accrued professional fees	14,607	17,588
Revenue-related reserves	12,033	9,046
Other	4,487	7,704
Total	$108,735	$131,123

10. Collaboration and License Agreements

IDRx

In August 2022, the Company entered into a license agreement with IDRx, Inc. (IDRx), pursuant to which the Company granted IDRx an exclusive, worldwide, royalty-bearing license to exploit the Company’s internally discovered KIT exon 13 inhibitor IDRX-73 (IDRx License Agreement). IDRx is a clinical-stage biopharmaceutical company and among IDRx’s founders are Alexis Borisy, George Demetri, M.D., and Nicholas Lydon, Ph.D., each of whom are then-current members of the Company’s board of directors. Due to these relationships, the transaction with IDRx is a related party transaction.

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

For the purposes of ASC 606, the transaction price of the IDRx License Agreement at the contract inception was determined to be $27.5 million and recorded as license revenue-related party on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2022. The fair value was derived from IDRx’s most recent financing transaction with unrelated investors. All potential milestone payments that the Company is eligible to receive under the IDRx License Agreement have been excluded from the transaction price. The Company reevaluates the transaction price for inclusion of milestone payments and royalties at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal. Additionally, the Company is entitled to sales milestones and royalties from the sales of the licensed products, and revenue are recognized when the related sales occur.

The Company concluded the preferred stock investment should be accounted for as an equity investment as it is not mandatorily redeemable nor does the Company have the unilateral right to redeem the preferred stock, and the Company, along with its related parties, do not have a controlling financial interest in IDRx nor have the ability to influence the financial and operating policies through the ownership of preferred stock. IDRx’s preferred stock is not exchange-traded and does not have a readily determinable fair value. Therefore, the Company accounts for the preferred stock investment under the measurement alternative for equity investments that do not have a readily determinable fair value, which is at cost of $27.8 million including transaction costs of $0.3 million. As of March 31, 2023, the cost of the investment in IDRx’s preferred stock was $27.8 million and was recorded as equity investment on the condensed consolidated balance sheets. As of March 31, 2023, no adjustments have been recognized related to the preferred stock investment as a result of the application of the measurement.

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

The Company concluded that Proteovant is providing the Company with research services throughout the period until the Company can exercise its option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound. Therefore, the Company recorded the $20.0 million upfront payment as an asset on the unaudited condensed consolidated financial statements and records it as research and development expense over the expected research period. During the three months ended March 31, 2023 and 2022, the Company recorded research and development expense of $1.3 million and $0.5 million, respectively, under the Proteovant collaboration agreement. The Company reevaluates the research period at the end of each reporting period and as any changes in circumstances occur, and if necessary, the Company adjusts its estimate of expected research period accordingly. Each research and development milestone payment will be accrued and expensed when probable.

Zai Lab

In November 2021, the Company entered into a collaboration (the Zai Lab agreement) with Zai Lab (Shanghai) Co., Ltd., (Zai Lab) to develop and commercialize certain licensed products for the treatment of EGFR-driven non-small cell lung cancer in Greater China, including Mainland China, Hong Kong, Macau and Taiwan (collectively, the Zai Lab territory). The collaboration aims to accelerate and expand global development of the licensed products, which currently include BLU-945 and BLU-525 (which served as a back-up candidate for BLU-701). The Company retains exclusive rights to the licensed products outside the Zai Lab territory.

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

The Company evaluated the Zai Lab agreement to determine whether it is a collaborative arrangement in the scope of ASC 808. The Company concluded that the Zai Lab agreement is a collaborative agreement under ASC 808 as both parties are active participants in the clinical trials and are exposed to significant risks and rewards of those activities under the Zai Lab agreement. The Company determined that the Zai Lab agreement contained two material components: (i) licenses granted to Zai Lab to exploit and develop each licensed product in the Zai Lab territory and related activities in the Zai Lab territory, including manufacturing, and (ii) the parties’ participation in the global development of the licensed products. The Company used the criteria specified in ASC 606 to determine which of the components of the Zai Lab agreement are performance obligations with a customer and concluded that Zai Lab is the Company’s customer for the licenses and related activities in the Zai Lab territory under ASC 606. The global development activities under the agreement does not present a transaction with a customer and the payments received by the Company for global development activities, including manufacturing, are accounted for as a reduction of related expenses. During the three months ended March 31, 2023 and 2022, the Company did not record significant net reduction of expenses under the Zai Lab agreement.

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

The Company evaluated the license under ASC 606 and concluded that the license is a functional intellectual property license. The Company determined that Zai Lab benefited from the license along with the initial know-how transfer at the time of grant, and therefore the related performance obligation is satisfied at a point in time. Additionally, the Company is entitled to sales milestones and royalties from Zai Lab upon future sales of the licensed products in the Zai Lab territory, and revenue will be recognized when the related sales occur. Costs that are incurred associated with Zai Lab territory specific activities are reimbursable from Zai Lab and are recognized as revenue. During the three months ended March 31, 2023 and 2022, the Company did not record significant revenue under the Zai Lab agreement.

For the purposes of ASC 606, the transaction price of the Zai Lab agreement at the outset of the arrangement was determined to be $25.0 million, which consisted of the upfront cash payment. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company satisfied the performance obligation upon delivery of the licenses and initial know-how transfer, and recognized the upfront payment of $25.0 million as revenue in 2021.

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

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million, and through March 31, 2023, the Company received an aggregate of $105.0 million in specified regulatory and commercialization milestones. In February 2023, the Company received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective in

February 2024, at which time the Company will regain commercialization and development rights to GAVRETO from Roche in the U.S. and Roche Territory (as defined below). Until the termination of the collaboration agreement is effective, the parties will continue to perform their respective obligations under the collaboration agreement, including with respect to the development and commercialization of GAVRETO. The Company will not be entitled to receive payment for milestones, if any, achieved during the period between the receipt of the notice of termination and the effective date of termination. The termination of the collaboration agreement does not have an impact on the Company’s current accounting treatment related to the Roche pralsetinib collaboration.

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

For the purposes of ASC 606, the transaction price of the Roche collaboration agreement at the outset of the arrangement was determined to be $695.7 million, which consisted of the upfront cash payment of $675.0 million and the $20.7 million premium on the sale of common stock to Roche Holdings, which was allocated to the performance obligation related to the pralsetinib licenses. Through March 31, 2023, the Company has achieved an aggregate of $105.0 million in specified regulatory and commercialization milestones and added the $105.0 million to the estimated transaction price of the Roche pralsetinib agreement.

The following table summarizes revenue recognized under the Roche pralsetinib collaboration during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Manufacturing and research and development services related to ex-US territory-specific activities	$127	$656
Royalty revenue	437	286
Total Roche pralsetinib collaboration revenue	$564	$942

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

The following table summarizes the amount recognized from loss sharing from product sales of GAVRETO to customers in the U.S. during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
The Company's share of loss in the U.S. for pralsetinib	$1,296	$3,265

The following table summarizes the amounts recognized as reductions to selling, general and administrative expenses related to the commercialization of GAVRETO in the U.S. and reductions to or increases in research and development expenses related to global development activities for pralsetinib under the Roche pralsetinib collaboration during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Reductions to selling, general and administrative expenses	$2,781	$4,832
Reductions to (increases in) research and development expenses	$(8,276)	$10

The following table summarizes the contract assets and liability associated with the Roche pralsetinib collaboration as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Unbilled accounts receivable	$437	$—
Accrued expenses	$9,747	$6,519

Although the Company sold its right to receive royalty payments from Roche’s sales of GAVRETO in Roche Territory to Royalty Pharma in June 2022, given the Company’s significant continuing involvement in the generation of future royalties, the Company continues to account for any royalties earned related to the Roche Territory activities under the Roche pralsetinib collaboration agreement as collaboration revenue on its consolidated statements of operations and comprehensive loss. For additional information, see Note 3 – Financing Arrangements, to our unaudited condensed consolidated financial statements.

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

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through March 31, 2023, the Company has received an aggregate of $50.0 million in cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through March 31, 2023, the Company is eligible to receive up to $460.0 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and Clementia purchased specified manufacturing inventory from the Company for a total of $1.5 million.

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

During the three months ended March 31, 2023, no revenue was recognized from the Clementia collaboration. During the three months ended March 31, 2022, cash consideration associated with an achieved development milestone of $30.0 million was added to the estimated transaction price for the Clementia agreement and recognized as revenue. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as the amounts were fully constrained based on the probability of achievement. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

There was no revenue deferred as a contract liability associated with the Clementia agreement as of March 31, 2023 and December 31, 2022.

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

The Company received an upfront cash payment of $40.0 million, and through March 31, 2023, the Company has achieved an aggregate of $29.5 million in milestones under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through March 31, 2023, the Company will be eligible to receive up to $316.5 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, CStone will be obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone Territory, subject to adjustment in specified circumstances. CStone is responsible for costs related to the development of the licensed products in the CStone Territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone Territory that are shared by the Company and CStone.

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

The Company did not have significant manufacturing and research and development services related to the global development activities during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recognized a reduction of $0.5 million in expenses related to manufacturing and research and development activities, net of expenses payable to CStone.

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

The Company did not achieve any milestones under the CStone agreement during the three months ended March 31, 2023. During the three months ended March 31, 2022, cash consideration associated with achieved regulatory and development milestone of $4.0 million was added to the estimated transaction price for the CStone agreement and recognized as revenue. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

Subsequently, the Company entered into manufacturing technology transfer agreements for avapritinib and pralsetinib, respectively, related to supply of drug substance and commercialization activities conducted specifically for the CStone Territory. The manufacturing activities in these agreements were considered as distinct performance obligations from the CStone collaboration agreement and collaboration revenue is recognized upon delivery of the drug substance and drug product to CStone.

A summary of revenue recognized under the CStone agreement during the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
License milestone revenue	$—	$4,000
Manufacturing services and royalty revenue related to CStone territory-specific activities	1,652	5,212
Total CStone collaboration revenue	$1,652	$9,212

The following table presents the contract assets associated with the CStone collaboration as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Accounts receivable, net	$1,983	$4,991
Unbilled accounts receivable	915	1,529
Contract liability	$3,518	$2,265

The Contract liability associated with the CStone collaboration as of March 31, 2023 and December 31, 2022 resulted primarily from advance payments made by CStone in connection with commercial supply of pralsetinib for the CStone Territory.

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

Under the Roche immunotherapy agreement, Roche was originally granted up to five option rights to obtain an exclusive license to exploit products derived from the collaboration programs in the field of cancer immunotherapy. As a result of amendments to the Roche immunotherapy agreement in prior reporting periods and following the ending of the option period for one of the collaboration programs in February 2023, the Company and Roche are currently conducting activities only for the development program for the kinase target MAP4K1 (BLU-852) under the collaboration. Effective April 30, 2023, the Company and Roche entered into a mutual termination agreement, pursuant to which the rights and licenses granted by the Company to Roche under the Roche immunotherapy agreement related to MAP4K1 have terminated in their entirety. Certain licenses granted by Roche to the Company survived and became exclusive, worldwide, perpetual, royalty-free and irrevocable. Further, the Company retained ownership of the collaboration compounds directed to MAP4K1 and all other previously terminated kinase targets developed under the collaboration.

The Company received an upfront cash payment of $45.0 million, and through March 31, 2023, the Company has achieved an aggregate of $25.0 million in milestone payments under this collaboration. The upfront cash payment and any payments for milestones, option fees and royalties are non-refundable, non-creditable and not subject to set-off.

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

Under the Roche immunotherapy agreement, in order to evaluate the appropriate transaction price, the Company determined that as of January 1, 2018, the upfront amount of $45.0 million constituted the entirety of the consideration to be included in the transaction price at the outset of the arrangement, which was allocated to the single performance obligation. All potential milestone payments were initially excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. Through March 31, 2023, the Company has achieved an aggregate of $25.0 million in research milestones under this collaboration, and these amounts were added to the estimated transaction price and allocated to the existing performance obligation as it became probable that a significant reversal of cumulative revenue would not occur for each of the research milestones achieved.

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and recognized over the remaining research and development period until the performance obligation is satisfied.

During the three months ended March 31, 2022, due to the Company and Roche’s agreement to share certain clinical development costs, the Company reduced $15.0 million from the aggregated transaction price associated with the payment commitment to Roche, which resulted in a revenue reversal during the period. During the three months ended March 31, 2023, the Company’s payment commitment associated with the clinical development costs to Roche reduced, which consequently increased the aggregated transaction price under the collaboration agreement. In addition, as one of the collaboration programs ended during the period, accordingly, the costs expected to be incurred in the future to satisfy the performance obligation was reduced.

Because of the reduction of the cost expected to be incurred to satisfy the performance obligation and the increase in the aggregated transaction price of the collaboration agreement, the Company recognized a cumulative revenue catch-up of $21.6 million during the three months ended March 31, 2023.

A summary of revenue recognized (or revenue reduced) under the Roche immunotherapy agreement during the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Roche collaboration research and development services revenue	$21,996	$(1,947)

During the three months ended March 31, 2023 and 2022, the Company recognized the following revenue due to the changes in the contract liability balances (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Amounts included in the contract liability at the beginning of the period	$15,826	$1,010

The following table summarizes the liabilities related to the Roche immunotherapy agreement as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022
	Current	Noncurrent	Total	Current	Noncurrent	Total
Deferred revenue	$221	$—	$221	$2,402	$13,624	$16,026
Accrued expenses	$4,321	$—	$4,321	$3,970	$7,238	$11,208

As of March 31, 2023, the research and development services related to the performance obligation were expected to be performed over a remaining period of approximately 0.5 years.

11. Stock-based Compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, unrestricted stock, performance-based awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2023, the number of shares reserved for issuance under the 2015 Plan was increased by 2,398,356 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2023, there were 4,810,547 shares available for future grant under the 2015 Plan.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. In June 2022, the Company’s board of directors approved the reservation of an additional 1,500,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of March 31, 2023, there were 1,408,314 shares available for future grant under the Inducement Plan.

Stock options

The following table summarizes the stock option activity for the three months ended March 31, 2023:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2022	6,233,451	$69.14
Granted	1,033,517	43.30
Exercised	—	—
Canceled	(77,494)	72.00
Outstanding at March 31, 2023	7,189,474	$65.40
Exercisable at March 31, 2023	4,428,057	$67.92

As of March 31, 2023, the total unrecognized compensation expense related to unvested stock option awards was $87.4 million, which is expected to be recognized over a weighted-average period of approximately 2.89 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the three months ended March 31, 2023:

		Weighted-Average
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2022	1,893,994	$73.28
Granted	805,802	43.26
Vested	(457,416)	73.43
Forfeited	(44,702)	67.11
Unvested shares at March 31, 2023	2,197,678	$62.38

As of March 31, 2023, the total unrecognized compensation expense related to unvested restricted stock units was $124.6 million, which is expected to be recognized over a weighted-average period of approximately 2.96 years.

Performance-based restricted stock units

During the three months ended March 31, 2023, the Company began granting performance-based restricted stock units (PSUs) that will settle in stock. PSUs awarded to employees have a three-year performance period and vest on the third anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment. The number of PSUs granted represents the target number of units that are eligible to be earned based on the achievement of cumulative three-year performance measures established at the beginning of the performance period, which ends on December 31 of the third year of the performance period.

Participants may ultimately earn between zero and 200.0% of the target number of PSUs granted based on the degree of achievement of the performance metric based on a three-year cumulative relative total shareholder return metric. Accordingly, additional PSUs may be issued or currently issued PSUs may be cancelled upon final determination of the number of units earned.

The following table summarizes the PSU activity for the three months ended March 31, 2023:

		Weighted-Average
		Grant Date
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2022	—	$—
Granted	52,500	59.32
Vested	—	—
Forfeited	—	—
Unvested shares at March 31, 2023	52,500	$59.32

As of March 31, 2023, the total unrecognized compensation expense related to unvested PSUs was $3.0 million, which is expected to be recognize over a weighted-average period of approximately 2.92 years.

The Company values PSUs on the grant date using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, including defined consecutive trading day average closing stock price on the grant date, valuation date stock price, expected volatilities using historical volatilities, correlation coefficients based on the volatility data, risk-free rates of return and expected dividend yield. The probability of actual shares expected to be earned is considered in the grant date valuation and the expense is not adjusted to reflect the actual units earned.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the Company’s initial public offering in May 2015. The

Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2023, the number of shares reserved for issuance under the 2015 ESPP was increased by 599,589 shares.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $23.2 million and $23.4 million for the three months ended March 31, 2023 and 2022, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Stock options	$10,861	$12,945
Restricted stock units	11,940	10,385
Performance-based restricted stock units	87	—
Employee stock purchase plan	452	279
Subtotal	23,340	23,609
Capitalized stock-based compensation costs	(144)	(210)
Stock-based compensation expense included in total cost and operating expenses	$23,196	$23,399

Stock-based compensation expense, that is included in operating expenses, by classification within the unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$10,117	$10,041
Selling, general and administrative	13,079	13,358
Total	$23,196	$23,399

12. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the dilutive net loss per share calculation, stock options, unvested restricted stock units, performance-based restricted stock units and ESPP shares are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented as a result of the Company’s net loss.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2023 and 2022 because including them would have had an anti-dilutive effect (in thousands):

	March 31,
	2023	2022
Stock options	7,189	6,346
Restricted stock units	2,198	1,868
Performance-based restricted stock units	53	—
ESPP shares	55	24
Total	9,495	8,238

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

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of March 31, 2023, the Company has a full valuation allowance applied against its U.S. and foreign deferred tax assets.

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) has taken effect creating a significant change to the treatment of research and experimental (R&E) expenditures under Section 174 of the IRC (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the U.S to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses will be capitalized and amortized over a 15-year period. The Company has included the tax impact of capitalizing and amortizing these costs over the required periods for the three months ended March 31, 2023.

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

As of March 31, 2023, the Company expects to be in a taxable loss position for the calendar year ended December 31, 2023, and has recorded an income tax expense of $0.5 million for the three months ended March 31, 2023. The Company recorded an income tax provision despite forecasting a taxable loss due to the impact of recording unfavorable discrete items in the period, and taxable income from the jurisdictions in which the Company is subject to tax.

As of March 31, 2023, the Company had gross unrecognized tax benefit, excluding interest and penalties of approximately $0.2 million. As of December 31, 2022, the Company did not have any gross unrecognized tax benefit. The company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2023, the Company has accrued an insignificant amount of interest and penalties related to uncertain tax positions.

14. Leases

 The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements contain various clauses for renewal at the Company’s option, and the renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal options were not reasonably certain of being exercised as of March 31, 2023. The lease agreements do not contain residual value guarantees and the components of lease cost for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended
	March 31,
Operating leases:	2023	2022
Lease cost	$5,881	$5,968
Sublease income	—	(781)
Net lease cost	$5,881	$5,187

The Company’s sublease agreements for the 38 Sidney Street property expired in 2022. The Company has not entered into any material short-term leases or financing leases as of March 31, 2023.

Supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	$4,405	$3,882
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$—

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	6.6
Weighted average discount rate	7.4%

15. Commitments and Contingencies

Purchase Commitments Associated with Commercial Supply Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT and GAVRETO, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. During the three months ended March 31, 2023, there was a decrease of $7.3 million in the Company’s contractual obligations described in Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2023 or December 31, 2022.

16. Subsequent Events

Effective April 30, 2023, the Company entered into a Mutual Termination Agreement with Roche, pursuant to which the parties mutually agreed to terminate the Roche immunotherapy agreement. Pursuant to the Termination Agreement, the rights and licenses granted by the Company to Roche related to MAP4K1 have terminated in their entirety. Certain licenses granted by Roche to the Company survived and became exclusive, worldwide, perpetual, royalty-free and irrevocable. Further, the Company retained ownership of the collaboration compounds directed to MAP4K1 and all other previously terminated kinase targets developed under the collaboration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the SEC) on February 16, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

Overview

We are a global precision therapy company that is inventing life-changing medicines for people with cancer and blood disorders. Applying an approach that is both precise and agile, we create therapies that selectively target genetic drivers, with the goal of staying one step ahead across stages of disease. Since 2011, we have leveraged our research platform, including expertise in molecular targeting and world-class drug design capabilities, to rapidly and reproducibly translate science into a broad pipeline of precision therapies. We have brought our approved medicines, AYVAKIT®/AYVAKYT® (avapritinib) and GAVRETO® (pralsetinib), to patients in the U.S. and Europe, and we are globally advancing multiple programs for mast cell disorders, including systemic mastocytosis, or SM, EGFR-mutant lung cancer and CDK2-vulnerable breast and other cancers.

Our drug discovery approach combines our biological insights with our proprietary compound library and chemistry expertise to design highly selective and potent precision therapies, with the goal of delivering significant and durable clinical benefit to patients based on the genetic driver of their disease. This uniquely targeted, scalable approach is designed to empower the rapid design and development of new treatments and increase the likelihood of success. In addition, our business model integrates our research engine with robust clinical development and commercial capabilities in oncology, hematology, and allergy and immunology to create a cycle of innovation.

Systemic Mastocytosis and other Mast Cell Disorders — AYVAKIT® / AYVAKYT® (avapritinib) and Elenestinib (BLU-263)

AYVAKIT®/AYVAKYT® (avapritinib)

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

Avapritinib is approved in the U.S. under the brand name AYVAKIT for the treatment of adult patients with advanced SM, including ASM, SM-AHN, and MCL). In March 2022, the European Commission expanded the marketing authorization for AYVAKYT to include the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy. After receiving the European Commission’s approval, we launched AYVAKYT in Europe. These approvals were supported by our ongoing Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and our ongoing Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial.

At the European Hematology Association (EHA) Annual Meeting in June 2022, we presented data showing that AYVAKIT improved overall survival (OS) and other clinical outcomes in EXPLORER and PATHFINDER trial patients with advanced SM, when indirectly compared to real-world data for prior best available therapies.

At the American Society of Hematology, or ASH, Annual Meeting in December 2022, we reported EXPLORER and PATHFINDER trial data showing high, durable response rates and prolonged OS in patients with advanced SM. Safety data were consistent with previously reported results and the FDA approved labeling of AYVAKIT and reinforced the favorable benefit-risk profile of AYVAKIT at the 200 mg once-daily recommended dose.

In addition, we are evaluating avapritinib in an ongoing registration-enabling Phase 2 clinical trial in indolent SM, which we refer to as our PIONEER trial. In August 2022, we reported positive top-line data for Part 2 of the PIONEER trial of AYVAKIT plus best available care versus placebo plus best available care. Based on these positive results and a strong safety profile, we submitted a supplemental new drug application (sNDA) to the FDA for AYVAKIT in indolent SM in November 2022. The FDA accepted this sNDA and granted priority review, with an action date of May 22, 2023 under the Prescription Drug User Fee Act, or PDUFA. In addition, the European Medicines Agency, or EMA, validated a type II variation marketing authorization application (MAA) for AYVAKYT in indolent SM with a start of procedure date of January 27, 2023. In February 2023, we presented registrational PIONEER trial data for AYVAKIT in indolent SM at the American Academy of Allergy, Asthma and Immunology, or AAAAI, Annual Meeting. Consistent with the top-line data, we showed that AYVAKIT achieved a statistically significant and clinically meaningful improvement in total symptom score that deepened over time, with improvements shown across all individual symptoms, as well as a statistically significant and clinically meaningful improvement on the Mastocytosis Quality of Life Questionnaire (MC-QoL). AYVAKIT had a favorable safety profile compared to placebo, supporting potential for chronic treatment.

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

Elenestinib (BLU-263)

We are developing elenestinib, or BLU-263, an investigational, orally available, potent and highly selective KIT inhibitor, for the treatment of indolent SM and other mast cell disorders. Elenestinib is designed to have equivalent potency as avapritinib, with low off-target activity and lower penetration of the central nervous system (CNS) relative to avapritinib based on preclinical data, which we believe will enable development of elenestinib for the treatment of indolent SM.

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

PDGFRA-Driven Gastrointestinal Stromal Tumors — AYVAKIT® / AYVAKYT® (avapritinib)

We are commercializing avapritinib for the treatment of patients with PDGFRA exon 18 mutant gastrointestinal stromal tumors (GIST), a rare disease that is a sarcoma, or tumor of bone or connective tissue, of the gastrointestinal tract. Avapritinib is approved in the U.S. under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and is approved in Europe with conditional marketing authorization under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring a PDGFRA D842V mutation.

Through our collaboration with CStone, China’s NMPA approved AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and also received accelerated approval from the TFDA and approval in Hong Kong, both for adults with unresectable or metastatic GIST harboring PDGFRA D842V mutations.

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

RET-altered Cancers — GAVRETO® (pralsetinib)

We are developing and commercializing pralsetinib for the treatment of RET fusion-positive non-small cell lung cancer (NSCLC), and for the treatment of RET-altered thyroid carcinoma, including medullary thyroid cancer (MTC). We are also developing pralsetinib for the treatment of other RET-altered solid tumors. We have granted exclusive licenses to F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (which we refer to together as Roche) and CStone Pharmaceuticals (CStone), to develop and commercialize pralsetinib in their respective territories. In February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective in February 2024, at which time we will regain commercialization and development rights for GAVRETO from Roche in the U.S. and Roche Territory and will explore options to re-partner the assets for future development. See “—Collaborations and Licenses Summary” below.

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

Through our collaboration with CStone, China’s National Medicinal Products Administration (NMPA) approved GAVRETO for the treatment of patients with RET fusion-positive NSCLC patients previously treated with platinum-based chemotherapy. In March 2022, China’s NMPA approved GAVRETO for the treatment of RET-mutant MTC and RET fusion-positive thyroid cancer. GAVRETO was approved in Hong Kong in July 2022 for the treatment of RET fusion-positive NSCLC. In January 2023, the Taiwan Food and Drug Administration (TFDA) approved GAVRETO for the treatment of patients with RET fusion-positive locally advanced or metastatic NSCLC, RET-mutant MTC and RET fusion-positive thyroid cancer.

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

EGFR-Mutated NSCLC — BLU-945, BLU-525 and BLU-451

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

EGFR-Positive NSCLC — BLU-945

BLU-945 is a selective and potent investigational inhibitor of the activating EGFR L858R mutation and on-target T790M and C797X resistance mutations. Early data from the ongoing dose escalation part of the Phase 1/2 trial of BLU-945, which we refer to as our SYMPHONY trial, were presented at the American Association for Cancer Research (AACR) Annual Meeting in April 2022. BLU-945 demonstrated dose-dependent decreases in EGFR variant allele fractions via circulating tumor DNA (ctDNA) analysis and radiographic tumor reductions. BLU-945 was generally well-tolerated, with no significant adverse events (AEs) associated with wild-type EGFR inhibition. In the second quarter of 2022, we initiated a BLU-945 and osimertinib combination dose-escalation cohort in the ongoing Phase 1/2 SYMPHONY trial. In October 2022, preclinical data presented at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium showed that BLU-945 in combination with osimertinib prolonged tumor regression and survival in EGFR L858R-driven, treatment-naïve, patient-derived xenograft models.

In November 2022, at our Investor Day, we reported updated monotherapy dose escalation data from the SYMPHONY trial showing BLU-945 was generally well-tolerated and led to target ctDNA responses and tumor shrinkage. In the late-line setting, significant off-target resistance was identified at baseline and end-of-treatment by ctDNA analysis, leading us to prioritize clinical development of BLU-945 in combination with osimertinib in the first line, where we do not expect multiple overlapping driver mutations. Additionally, at our Investor Day we reported early SYMPHONY trial dose escalation data showing BLU-945 in combination with osimertinib has been generally well-tolerated to-date. We plan to provide an initial clinical data update on SYMPHONY trial expansion for the combination of BLU-945 and osimertinib in first-line EGFR L858-positive NSCLC in the second half of 2023.

EGFR-Positive NSCLC — BLU-525

BLU-525 is a next-generation EGFR inhibitor that, based on preclinical data, has a distinct chemical structure with improved kinome selectivity and differentiated metabolism, and equivalent EGFR mutation coverage, wild-type EGFR selectivity, and CNS penetration compared to BLU-701, which was previously in development for EGFR-positive NSCLC. Data supporting the preclinical profile of BLU-525 were reported at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium in October 2022. In March 2023, the FDA accepted our investigational new drug application, or IND, for BLU-525.

EGFR Exon 20 Insertion-Positive NSCLC — BLU-451

BLU-451 is a selective and potent investigational inhibitor under development for the treatment of EGFR exon 20 insertion-positive NSCLC that we acquired in December 2021, through our acquisition of Lengo Therapeutics, Inc. In April 2022, we presented the first preclinical data for BLU-451 at the AACR Annual Meeting demonstrating that BLU-451 is a wild-type EGFR-sparing, CNS penetrant molecule which potently inhibited a broad range of exon 20 insertions and uncommon oncogenic point mutations. In addition, BLU-451 led to measurable tumor regression in a preclinical intracranial tumor model. Based on these foundational preclinical data, in March 2022 we initiated the Phase 1/2 trial of BLU-451 in patients with EGFR-driven NSCLC harboring exon 20 insertion mutations, which we refer to as our CONCERTO trial. We plan to present initial dose escalation data from the CONCERTO trial of BLU-451 at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2023.

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

In the first quarter of 2022, we initiated the Phase 1/2 trial of BLU-222 in CDK2-vulnerable cancers, which we refer to as our VELA trial. BLU-222 is being developed as monotherapy and in combination with other agents, including CDK4/6 inhibitors and estrogen receptors, antagonists, in hormone-receptor-positive, HER2-negative breast cancer (HR+/HER- BC), and as a single agent and in combination in CCNE1-amplified tumor types. We plan to present VELA trial dose escalation data for BLU-222 at the ASCO Annual Meeting in June 2023.

Advanced Cancers — BLU-852

BLU-852 is a selective and potent investigational inhibitor of MAP4K1, a well-characterized immunokinase that is believed to play a role in T cell regulation. Preclinical data presented at the virtual AACR Annual Meeting in April 2021 show that MAP4K1 inhibition enhanced intratumoral immune cell activation, overcame regulatory T cell mediated T cell suppression, and reduced tumor burden both as a monotherapy and in combination with checkpoint inhibition. These preclinical data support our exploration of opportunities for continued clinical development of BLU-852.

Discovery Platform

We plan to continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations, and craft drug candidates that potently and selectively target these kinases. In addition, we plan to expand our discovery platform by building capabilities, supported by external collaborations, for targeted protein degradation of both kinase and non-kinase targets in precision oncology, with the goal of advancing transformative therapies to patients and further broadening the significant productivity of our research engine. Beyond the discovery programs described above, we have multiple pre-development candidate programs for undisclosed kinase targets. In 2022, we nominated two development candidates from our discovery programs: BLU-525 and IDRX-73, a KIT exon 13 inhibitor, that we licensed to IDRx.

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

Development and Commercialization Rights

We currently have worldwide development and commercialization rights to avapritinib, other than the rights licensed to CStone in Mainland China, Hong Kong, Macau and Taiwan (the CStone Territory). We have entered into distribution agreements for certain European countries in which we do not have our own infrastructure, and we plan to pursue additional regulatory approvals and commercialization of avapritinib in additional countries, including through additional distribution agreements. We have granted CStone an exclusive license to develop and commercialize pralsetinib in the CStone Territory.

We granted Roche an exclusive license to develop and commercialize pralsetinib worldwide, excluding the CStone Territory and the U.S., and a co-exclusive license in the U.S. to develop and commercialize pralsetinib. In February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective in February 2024, at which time we will regain commercialization and development rights for GAVRETO from Roche in the U.S. and Roche Territory and will look for opportunities to re-partner the assets for future development. We will not be entitled to receive payment for milestones, if any, achieved after the receipt of the notice of termination but before the effective date of termination.

We currently have worldwide development and commercialization rights to BLU-945 and BLU-525, and any back-up forms thereof, other than the rights licensed to Zai Lab for these drug candidates in Mainland China, Hong Kong, Macau, and Taiwan (collectively, the Zai territory).

We have worldwide development and commercialization rights to all of our development and discovery programs, including BLU-451, BLU-222 and BLU-263.

We have granted an exclusive worldwide license to Clementia to develop and commercialize BLU-782.

We have granted an exclusive worldwide license to IDRx for a development candidate-stage KIT exon 13 inhibitor, IDRX-73.

Collaborations and Licenses

Roche—Immunotherapy Collaboration. In March 2016, we entered into a collaboration with Roche to discover, develop and commercialize small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, including the kinase target MAP4K1, as single products or possibly in combination with other therapeutics. In 2022, under our ongoing cancer immunotherapy collaboration, Roche endorsed a clinical development plan for IND-enabling activities for BLU-852, as a single agent and in combination with atezolizumab, in advanced cancers. On April 30, 2023, we entered into a mutual termination agreement with Roche, which we refer to as the Termination Agreement, pursuant to which the parties mutually agreed to terminate the Roche immunotherapy agreement such that the rights and licenses granted to Roche related to MAP4K1 have terminated in their entirety and we retained the rights to any and all compounds developed under the collaboration. Further, we retain the flexibility to research, develop, manufacture, commercialize and otherwise exploit the assets developed under the collaboration. We plan to deprioritize advancement of the program and will explore opportunities to re-partner the assets for future development.

Roche—Pralsetinib Collaboration. In July 2020, we entered into a collaboration with Roche to develop and commercialize pralsetinib for the treatment of RET-altered cancers. Under the collaboration, we and Genentech are co-commercializing GAVRETO in the U.S., and Roche was granted exclusive commercialization rights for pralsetinib outside of the U.S., excluding the CStone Territory, which consists of Mainland China, Hong Kong, Macau and Taiwan. In February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective in February 2024, at which time we will regain commercialization and development rights for GAVRETO from Roche in the U.S. and Roche Territory. Until the termination of the collaboration agreement is effective, the parties will continue to perform their respective obligations under the collaboration agreement, including with respect to the development and commercialization of GAVRETO. The parties will enter into a transition plan to facilitate the reversion of the product, including reasonable allocation of costs and expenses. We will not be entitled to receive payment for milestones, if any, achieved after the receipt of the notice of termination but before the effective date of termination. Upon the termination becoming effective, our exclusivity obligations under the collaboration agreement will terminate and we will look for opportunities to re-partner the assets for future development.

CStone. In June 2018, we entered into a collaboration with CStone to develop and commercialize avapritinib, pralsetinib and fisogatinib, as well as back-up forms and certain other forms, in the CStone Territory either as a monotherapy or as part of a combination therapy.

Clementia. In October 2019, we entered into a license agreement with Clementia. Under the collaboration, we granted Clementia an exclusive, worldwide, royalty-bearing license to develop and commercialize BLU-782, as well as specified other compounds related to the BLU-782 program. BLU-782 is an investigational, orally available, potent and highly selective inhibitor that targets mutant activin-like kinase 2 (ALK2) in development for the treatment of fibrodysplasia ossificans progressiva (FOP). The FDA has granted a rare pediatric disease designation, orphan drug designation and fast track designation to BLU-782, each for the treatment of FOP. Clementia initiated patient dosing in a Phase 2 clinical trial of BLU-782, now referred to as fidrisertib, in the first quarter of 2022.

Zai Lab. In November 2021, we entered into a collaboration with Zai Lab to develop and commercialize certain licensed products for the treatment of EGFR-driven NSCLC in Greater China, including Mainland China, Hong Kong, Macau and Taiwan. The collaboration aims to accelerate and expand global development of the licensed products, which currently includes BLU-945 and BLU-525 (which served as a back-up candidate for BLU-701).

Proteovant. In February 2022, we entered into an exclusive collaboration with Proteovant to jointly research and advance up to two novel targeted protein degrader therapies as well as up to two additional novel protein degrader target programs as we may mutually agree with Proteovant (each such program is referred to as a target program). On a target program-by-target program basis, we will have an exclusive option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound and licensed product under each target program. Proteovant will have the right to opt into the global development and U.S. commercialization of certain licensed compounds and licensed products under the second target program that we option, and, if we expand to additional target programs, Proteovant will have the same opt-in right for the fourth target program that we option.

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

Financing Arrangements Summary

Royalty Purchase Agreement. In June 2022, we entered into a purchase and sale agreement, which we refer to as the Royalty Purchase Agreement, with Royalty Pharma. Pursuant to this Royalty Purchase Agreement, we received an upfront cash payment of $175.0 million and the right to receive up to $165.0 million in certain milestone payments, subject to the achievement of specified net sales milestones by Roche, in exchange for all of our existing rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone Territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. However, in February 2023, Roche provided written notice of its election to terminate the Roche pralsetinib collaboration agreement for convenience. Following the termination of the Roche pralsetinib collaboration agreement, if the specified net sales milestone thresholds under the Royalty Purchase Agreement with Royalty Pharma are not otherwise met, we may no longer be eligible to receive any of the contingent milestone payments under the Royalty Purchase Agreement.

Synthetic Royalty Facility. In June 2022, we entered into a purchase and sale agreement, which we refer to as the Future Revenue Purchase Agreement with Sixth Street Partners. In July 2022, upon the closing of the transaction pursuant to the Future Revenue Purchase Agreement, we received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/ AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of elenestinib, but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively.

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

Note on the COVID-19 Pandemic

The COVID-19 pandemic has had widespread, rapidly evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. We continue to closely monitor the evolution and global impact of the COVID-19 pandemic, the identification of new variants of the COVID-19 virus and related developments, and our focus remains on promoting employee health and safety while continuing to advance the research and development of our drug candidates and to deliver our approved drugs to patients in need. Please refer to our Risk Factors in Part II, Item IA of this Quarterly Report on Form 10-Q for further discussion of risks related to the COVID-19 pandemic.

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through March 31, 2023, we have received an aggregate of $3.6 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, or IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, or Alexion, and $150.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

Since inception, we have incurred significant operating losses. Our net loss was $129.6 million for the three months ended March 31, 2023. Our net losses were $557.5 million and $644.1 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $1,962.5 million. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses will continue to increase in connection with our ongoing activities, particularly as we:

●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize our drug and any current or future drug candidates for which we may obtain marketing approval;
●	seek marketing approval for our drug candidates, including avapritinib and pralsetinib in additional indications or avapritinib in additional geographies;
●	continue to advance clinical development activities for avapritinib and pralsetinib and initiate or advance clinical development activities for other current or future drug candidates as monotherapies or in combination with other agents;
●	continue to discover, validate and develop additional drug candidates or development candidates, including BLU-945, BLU-525, BLU-451, elenestinib (BLU-263) and BLU-222;
●	continue to manufacture increasing quantities of drug substance and drug product material for use in preclinical studies, clinical trials and commercialization and to purchase quantities of other agents for use in our clinical trial as we develop our drugs and drug candidates as potential combination therapies or for use as comparator agents;
●	conduct development and commercialization activities for companion diagnostic tests for our drugs and drug candidates;
●	conduct research and development activities under our collaborations with CStone, Zai Lab and Proteovant;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license additional businesses, technologies, drugs or drug candidates, form strategic alliances or create joint ventures with third parties; and
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel.

Revenue

In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization to AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with advanced SM, including ASM, SM-AHN and MCL. In March 2022, the European Commission expanded the marketing authorization for AYVAKYT to include the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy.

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

For the three months ended March 31, 2023, our revenue primarily consisted of product sales of AYVAKIT/ AYVAKYT as well as collaboration and license revenue under our immunotherapy collaboration with Roche and our collaboration with CStone. Collaboration and license revenue for the three months ended March 31, 2023 primarily includes amounts due to us for research and development services and royalties earned under these collaboration agreements.

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

Prior to receiving the initial FDA approval for AYVAKIT in January 2020, and subsequent approval in June 2021, we manufactured inventory to be sold upon commercialization and recorded approximately $31.0 million related to this inventory as research and development expense. As a result, the manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in prior periods and are therefore excluded from the cost of goods sold for the three months ended March 31, 2023 and 2022. We estimate our cost of goods sold related to product revenue as a percentage of net product revenue will continue to be positively impacted as we sell through certain inventory that was previously expensed prior to FDA approval. We expect to sell through our pre-launch inventory in the near term. Once the low-cost inventory balances are sold through, we estimate our costs of goods sold related to product sales to remain in the mid-single digit percentage range. Cost of goods sold related to sales of drug products to our collaboration partners are at lower margins and will partially offset the positive impact of the previously expensed inventory.

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

The following table summarizes our research and development expenses by program for the three months ended March 31, 2023 and 2022. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended March 31,
	2023	2022	Dollar change	% Change
Avapritinib external expenses	$11,332	$9,973	$1,359	14%
Pralsetinib external expenses	4,299	10,956	(6,657)	(61)
BLU-263 external expenses	7,397	9,096	(1,699)	(19)
EFGR franchise (BLU-525/701/945) expenses	11,769	14,477	(2,708)	(19)
BLU-222 external expenses	9,367	6,079	3,288	54
BLU-451 external expenses	9,724	2,135	7,589	355
Other development and pre-development candidate expenses and unallocated expenses	20,325	18,338	1,987	11
Internal research and development expenses	37,860	32,079	5,781	18
Total research and development expenses	$112,073	$103,133	$8,940	9%

*

Pralsetinib external expenses include reimbursable expenses under our collaboration for pralsetinib with Roche, and other development and pre-development candidate expenses include reimbursable expenses under our other collaboration agreements.

We expect that our research and development expenses will increase in future periods as we expand our operations and incur additional costs in connection with our clinical trials and preparing regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for active pharmaceutical ingredient, or API, drug product and drug substance for current and future clinical trials. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our collaboration with Proteovant and development activities for companion diagnostic tests for any current and future drug candidates. Our research and development expenses may further increase with potential new collaborations and future acquisitions.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Operations Overview—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to our critical accounting policies and estimates since December 31, 2022 with the exception of the below new policy and estimate.

Performance-Based Restricted Stock Unit Awards

Fair value of performance-based restricted stock unit awards (PSUs) at the grant date are estimated using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, the defined consecutive trading day average closing stock price on the date of grant for PSUs, expected volatility of our stock price, risk-free rates of return and expected dividend yield. The probability of actual shares expected to be earned is considered in the grant date valuation and the expense is not adjusted to reflect the actual units earned. The PSUs cliff vest at the end of the service period and therefore the compensation expense for PSUs is recognized straight-line over the applicable service period.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,
	2023	2022	Dollar Change	% Change
Total revenues	$63,287	$62,731	$556	1%
Total cost and operating expenses	187,494	168,535	18,959	11
Total other expense, net	(4,833)	(11)	(4,822)	n/a
Loss before income taxes	(129,040)	(105,815)	(23,225)	(22)
Income tax expense	520	184	336	183
Net loss	$(129,560)	$(105,999)	$(23,561)	(22)%

Total Revenues

Total revenues consist of the following:

	Three Months Ended March 31,
	2023	2022	Dollar Change	% Change
Product revenue, net	$39,069	$23,841	$15,228	64%
Collaboration and license revenue	24,218	38,890	(14,672)	(38)
Total revenues	$63,287	$62,731	$556	1%

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

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Dollar Change	% Change
United States	$34,927	$21,328	$13,599	64%
Rest of World	4,142	2,513	1,629	65
Total	39,069	23,841	15,228	64%

Product revenue, net increased during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily driven by increases in unit sales volumes.

Collaboration and License Revenue

The following table summarizes the revenue recognized from our collaboration and license agreements during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Dollar change	% Change
Cancer immunotherapy with Roche	$21,996	$(1,947)	$23,943	n/a %
CStone collaboration	1,652	9,212	(7,560)	(82)
Clementia license agreement	—	30,000	(30,000)	(100)
Other	570	1,625	(1,055)	(65)
Total collaboration and license revenue	$24,218	$38,890	$(14,672)	(38)%

Revenue recognized from our collaboration and license agreements decreased during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to:

●	Decreased revenue from our license agreement with Clementia due to $30.0 million in development milestone achieved during the three months ended March 31, 2022; and

●	Decreased revenue under our CStone collaboration primarily due to $4.0 million in a specified regulatory milestone achieved during the three months ended March 31, 2022 and decreased manufacturing services related to CStone Territory-specific activities during the three months ended March 31, 2023.

The decrease was partially offset by an increase of $23.9 million in revenue recognized under our Roche immunotherapy collaboration during the three months ended March 31, 2023. The increase was primarily due to the end of one of the collaboration programs during the period which resulted in the reduction in the costs expected to be incurred in the future to satisfy our performance obligation under the Roche immunotherapy collaboration, and consequently, increased the percentage of completion of revenue to be recognized under the collaboration agreement.

Cost of Product Sales

The following table summarizes the cost of product sales during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Dollar change	% Change
Cost of product sales	$1,182	$633	$549	87%
Cost of collaboration sales	1,993	4,446	(2,453)	(55)
Total cost of sales	$3,175	$5,079	$(1,904)	(37)%

Cost of sales decreased during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to the decrease in cost of collaborations sales driven by fewer shipments made to our collaboration partners. The decrease in cost of sales was partially offset by an increase in cost of product sales which was related to higher sales volumes and the reduction of inventory previously expensed prior to commercialization.

Collaboration Loss Sharing

	Three Months Ended March 31,
	2023	2022	Dollar Change	% Change
Collaboration loss sharing	$1,296	$3,265	$(1,969)	(60)%

Collaboration loss sharing under the collaboration with Roche for pralsetinib decreased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to higher GAVRETO product sales in the U.S. during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Research and Development Expense

The following table summarizes the research and development expenses during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Dollar change	% Change
Clinical and manufacturing related activities	$37,496	$39,432	$(1,936)	(5)%
Compensation and related	28,647	22,696	5,951	26
Early drug discovery and platform	18,547	15,934	2,613	16
Stock-based compensation	10,117	10,041	76	1
Consulting and professional services	7,935	7,064	871	12
Facilities and IT	8,503	7,017	1,486	21
Other	828	949	(121)	(13)
Total research and development expenses	$112,073	$103,133	$8,940	9%

Research and development expense increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to:

●	An increase of $6.0 million in compensation and related costs driven by increased headcount to support the progression of the pipeline.
●	An increase of $2.6 million in costs related to early drug discovery efforts and expanding the platform.

Selling, General and Administrative Expense

The following table summarizes the sales, general and administrative expenses during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Dollar change	% Change
Compensation and related	$30,498	$20,799	$9,699	47%
Stock-based compensation	13,079	13,358	(279)	(2)
Commercial and related	10,050	6,955	3,095	45
Consulting and professional services	9,537	9,772	(235)	(2)
Facilities and IT	3,555	3,149	406	13
Other	4,231	3,025	1,206	40
Total sales, general and administrative expenses	$70,950	$57,058	$13,892	24%

Selling, general and administrative expense increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to:

●	An increase of $9.7 million in compensation and related costs driven by increased headcount to support our commercial activities related to AYVAKIT/AYVAKYT.

●	An increase of $3.1 million in commercial and related activities primarily related to the expansion of our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT.

Interest Income (Expense), Net

	Three Months Ended March 31,
	2023	2022	Dollar Change	% Change
Interest income	$5,900	$442	$5,458	1,235%
Interest expense	(11,719)	—	(11,719)	(100)
Interest income (expense), net	$(5,819)	$442	$(6,261)	(1,417)%

Interest expense, net, increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to the interest charges on the liability related to the sale of future revenues and the term loan with Sixth Street Partners. The increase in interest expense was partially offset by higher interest income earned on the Company’s investments during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Other Income (Expense), Net

	Three Months Ended March 31,
	2023	2022	Dollar Change	% Change
Other income (expense), net	$986	$(453)	$1,439	(318)%

Other income, net, increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to the transfer of our pre-launch inventory to a third party.

Income Tax Expense

	Three Months Ended March 31,
	2023	2022	Dollar Change	% Change
Income tax expense	$520	$184	$336	183%

Income tax expense increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to the impact of unfavorable discrete items in the three months ended March 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and license agreements, future royalty and revenue monetization, and a term loan. Through March 31, 2023, we have received an aggregate of $3.6 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with

Alexion, and $150.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $961.3 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(122,961)	$(132,726)
Net cash provided by (used in) investing activities	172,791	(41,090)
Net cash provided by financing activities	—	1,264
Net increase (decrease) in cash, cash equivalents, and restricted cash	$49,830	$(172,552)

Net Cash Used in Operating Activities. For the three months ended March 31, 2023, compared to the same period in 2022, the $9.8 million decrease in net cash used in operating activities was primarily due to the $38.7 million increase in cash provided by prepaid expenses and other assets which partially offset by a $23.6 million increase in net loss.

Net Cash Provided by (Used in) Investing Activities. For the three months ended March 31, 2023, compared to the same period in 2022, the $213.9 million increase in net cash provided by investing activities was primarily due to a $215.3 million increase in net proceeds received from maturities of available for sale investments.

Net Cash Provided by Financing Activities. For the three months ended March 31, 2023, compared to the same period in 2022, the $1.3 million decrease in net cash provided by financing activities was due to a $1.3 million decrease in net proceeds received from stock option exercises and employee stock purchase plan.

Debt Financing

In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma. Pursuant to the Royalty Purchase Agreement, we received an upfront payment of $175.0 million in consideration for our rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone Territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of March 31, 2023, the net carrying value of the liability related to this arrangement was $176.1 million.

In July 2022, we closed a Future Revenue Purchase Agreement with Sixth Street Partners and received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/ AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of elenestinib (BLU-263), but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of March 31, 2023, the net carrying value of the liability related to this arrangement was $258.5 million.

In July 2022, we closed a Financing Agreement for up to $660.0 million with Sixth Street Partners. The Financing Agreement entered into by the parties in connection with the transaction provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in

July 2022. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan. As of March 31, 2023, the net carrying value of the term loan was $139.5 million.

Our obligations under the Financing Agreement are secured, subject to certain exceptions, by security interests in the substantially all of our assets and our certain subsidiaries. The financing agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict the our ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The financing agreement also requires us to have consolidated liquidity of at least (i) $50.0 million during the period commencing from the date on which the term loans are funded to the date which is the day before the next term loans are funded and (ii) $80.0 million for each day thereafter. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $961.3 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

●	the success of our commercialization efforts and market acceptance for AYVAKIT/AYVAKYT, GAVRETO or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT/AYVAKYT and any of our current or future drug candidates for which we receive marketing approval;
●	the costs of securing manufacturing, packaging and labeling arrangements to ensure adequate supply for development activities and commercial production, including API, drug substance and drug product material for use in preclinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the cost of purchasing quantities of agents for use in our clinical trials in connection with our efforts to develop our drugs and drug candidates, including for development as combination therapies;

●	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including seeking marketing approval for avapritinib and pralsetinib for additional indications or avapritinib in additional geographies;
●	the success of our collaborations with CStone, Zai Lab and Proteovant and our license agreements with Clementia and IDRx, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration or license agreements, our financing arrangements, or any collaboration, partnership, financing or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the success of our current or future collaborations for the development and commercialization of companion diagnostic tests;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, future revenue monetizations, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with CStone and Zai Lab, the license agreements with Clementia and IDRx, the Royalty Purchase Agreement with Royalty Pharma, and the Financing Agreement with Sixth Street Partners, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Additional debt financing, if available, would increase our fixed payment obligations and may involve agreements that include additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

During the three months ended March 31, 2023, there was a decrease of $7.3 million in our contractual obligations described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents and marketable securities of $961.3 million and $1,078.5 million, respectively, consisting primarily of money market funds and investments in U.S. government agency and treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from monetary policy from the U.S. and international central banks, inflationary pressures and the Russian invasion of Ukraine. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2023 and December 31, 2022, we held limited funds and future obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the three months ended March 31, 2023. However, if inflation remains at current levels for an extended period of time, or increases, our costs are likely to increase, which may negatively impact our margins and cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have two approved precision therapies, AYVAKIT/AYVAKYT and GAVRETO. While we have been commercializing AYVAKIT in the U.S. and AYVAKYT in Europe and co-commercializing GAVRETO with Roche in the U.S., we only have several years’ experience as a commercial company, and we have a limited track record demonstrating our ability to successfully overcome the many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. Marketing applications for avapritinib and pralsetinib are currently under review or planned in the U.S. or globally. To execute our business plan, in addition to successfully marketing and selling our approved drugs, we will need to successfully:

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
●maintain our existing collaborations with CStone Pharmaceuticals, or CStone, and Zai Lab;
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

AYVAKIT/AYVAKYT and elenestinib faces competition for advanced SM from Novartis AG’s midostaurin and imatinib, and may face competition from drug candidates in development, including that being developed by Cogent Biosciences, Inc. If avapritinib and elenestinib are approved for non-advanced SM, they may face competition from drug candidates in development, including those being developed by AB Science S.A., Allakos Inc., Celldex Therapuetics, and Cogent Biosciences, Inc.

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

We are developing BLU-525 and BLU-945 for treatment-resistant EGFR-mutated NSCLC, which, if approved, will face competition from AstraZeneca plc’s osimertinib and aumolertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRx, Inc. and approved in China. In addition, BLU-525 and BLU-945 may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Abbisko Therapeutics Co. Ltd, Shanghai Allist Pharmaceuticals Co. Ltd. (Allist), Arrivent Biopharma, Inc., Betta Pharmaceuticals Co. Ltd., Black Diamond Therapeutics, Inc., Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., Daiichi Sankyo Company, Limited, Janssen Pharmaceuticals, Inc., J INTS Bio, Kanaph Therapeutics Inc., Qilu Pharmaceutical Co., Ltd., RedCloud Bio, Suzhou Junjing Biosciences, Suzhou Puhe Biopharma Co. Limited, Taiho Oncology, Therapex, Theseus Pharmaceuticals, Inc.

We are developing BLU-451 for EGFR exon 20 insertion-positive NSCLC, which, if approved, will face competition from Janssen Pharmaceuticals, Inc. and Takeda Pharmaceuticals. In addition, BLU-451 may face competition from drug candidates in development for EGFR exon 20 insertion-positive NSCLC, including those being developed by Abbisko Therapeutics Co., Ltd., Avistone, Bayer AG, Cullinan Oncology, Inc., Daiichi Sankyo Company, Limited, Dizal Pharmaceutical Co. Ltd., Shenzhen Forward Pharmaceutical Co., Ltd., Shanghai Junshi Biosciences Co., Ltd., Oric Pharmaceuticals, Inc, Scorpion Therapeutics, Inc; TYK Medicines, Inc.

We are developing BLU-222 for cancers vulnerable to CDK2 inhibition, including cancers with aberrant cyclin E, which, if approved, will face competition from indication-specific therapies such as Genentech’s bevacizumab, AstraZeneca and Merck’s olaparib, AstraZeneca and Daiichi Sankyo’s Enhertu, Clovis Oncology’s rucaparib, GSK’s niraparib, GSK’s dostarlimab, Merck’s pembrolizumab, Menarini Group & Stemline Therapeutics’ elacestrant, and Eisai’s lenvatinib. In addition, BLU-222 may face competition from drug candidates in development, including those being developed by Acrivon Therapeutics, Allorion Therapeutics, Inc., Anrui Biomedical Technology, Arvinas, AstraZeneca plc, Aucentra Therapeutics, BioTheryX, Inc., Cedilla Therapeutics, Inc., Cyclacel Pharmaceuticals Inc., Eli Lilly and Company, Exelixis, Gilead Sciences, Inc., IMPACT Therapeutics, Inc., Incyclix Bio, LLC, Incyte Corporation, Monte Rosa Therapeutics, Inc., Pfizer Inc., Plexium, Inc., Regor Therapeutics Inc., Relay Therapeutics, Inc., Repare Therapeutics, Inc., and Zentalis Pharmaceuticals, Inc.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

In addition, third-party collaborators may encounter production difficulties that could constrain the supply of the companion diagnostic tests, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostic tests in the clinical community. If such companion diagnostic tests fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our current and future drugs. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our approved drugs and drug candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our drugs and drug candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our drugs and drug candidates.

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

If we are unable to establish, maintain and, if necessary, expand sales and marketing capabilities or enter into agreements with third parties to sell and market our drugs and drug candidates, we may not be successful in commercializing our drugs and drug candidates if and when they are approved.

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

If we do not establish, maintain and, if necessary, expand sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drugs and drug candidates, if approved. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for any drug candidate that we commercialize and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval. Further, due to the ongoing COVID-19 pandemic, many individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products. It is unclear what effect, if any, American Rescue Plan and other government efforts to expand coverage will have on the number of covered individuals. See section entitled “Business – Coverage and Reimbursement” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The United States has enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current drug candidates or any future drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known. See section entitled “Business – Coverage and Reimbursement” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Creating and Restoring Equal Access to Equivalent Samples Act (the CREATES Act) was enacted in 2019 requiring sponsors of approved new drug applications and biologics license applications to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to respond to such requests or any legal challenges under this law, our business could be adversely impacted.

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

Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including but not limited to, the federal healthcare Anti-Kickback Statute, the False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) the Physician Payment Sunshine Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), the federal false statements statute, federal consumer protection and unfair competition laws and similar state and foreign laws and regulations that may regulate the business or financial arrangements and relationships through which we market, sell and distribute our drugs. The number and complexity of federal, state, and foreign laws continue to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. See section entitled “Business – Other Healthcare Laws” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through March 31, 2023, we have received an aggregate of $3.6 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, or Alexion and $150.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we also have generated revenue through sales of our drug products.

Since inception, we have incurred significant operating losses. Our net loss was $129.6 million for the three months ended March 31, 2023. Our net losses were $557.5 million and $644.1 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $1,962.5 million.

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
●the success of our collaborations with CStone and Zai Lab and our license agreements with Clementia and IDRx, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and future revenue monetizations. We do not have any committed external source of funds, other than our collaborations with CStone and Zai Lab and the license agreements with Clementia and IDRx, the Royalty Purchase Agreement with Royalty Pharma, and the Financing Agreement with Sixth Street Partners, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drugs and drug candidates that we would otherwise prefer to develop and market ourselves.

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

In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma, pursuant to which, we sold our right to receive all of the royalties payable to the Company with respect to net sales by Roche, in all countries besides China, Hong Kong, Macau, Taiwan (collectively, “Greater China”) and the U.S., of GAVRETO under the collaboration agreement, dated July 13, 2020, by and between the Company and Roche, as amended, which we refer to as the Roche pralsetinib collaboration agreement. As consideration for the arrangement, we received $175.0 million upfront in cash and may receive up to $165.0 million in contingent milestone payments. However, in February 2023, Roche provided written notice of its election to terminate the Roche pralsetinib collaboration agreement for convenience. Following the termination of the Roche pralsetinib collaboration agreement, if the specified net sales milestone thresholds under the Royalty Purchase Agreement with Royalty Pharma are not otherwise met, we may no longer be eligible to receive any of the contingent milestone payments under the Royalty Purchase Agreement.

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

We have entered into collaborations and licenses with CStone, Zai Lab, Proteovant, Clementia and IDRx for the development and commercialization of several of our drugs and drug candidates, and may enter into additional collaborations and licenses with other third parties in the future. The success of these arrangements will depend heavily on the efforts and activities of our collaborators and licensing partners. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. In some situations, we may not be able to influence our collaboration partners’ decisions regarding the development and collaboration of our partnered drugs and drug candidates, and as a result, our collaboration partners may not pursue or prioritize the development and commercialization of those partnered drugs and drug candidates in a manner that is in our best interest. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement or result in litigation or arbitration, which would be time-consuming and expensive. Licensors generally have sole discretion in determining the efforts and resources that they will apply to the licensed products.

Collaborations and licenses with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any termination or expiration of our collaboration or license agreements with CStone, Zai Lab, Proteovant, Clementia or IDRx, or of any future collaboration or license agreement, could adversely affect us financially or harm our business reputation. For example, in February 2023, Roche provided written notice of its election to terminate for convenience our collaboration agreement for the development and commercialization of GAVRETO worldwide, excluding the CStone Territory. While we will regain rights to the development and commercialization of GAVRETO following the effective date of such termination, there can be no assurance that we will be able to successfully enter into a new arrangement with a third party to collaborate on the development and commercialization or GAVRETO, or that we will be able to successfully commercialize GAVRETO through our own organization. Further, following the termination of such collaboration agreement, if the specified net sales milestone thresholds under the Royalty Purchase Agreement with Royalty Pharma are not otherwise met, we may no longer be eligible to receive any of the contingent milestone payments under the Royalty Purchase Agreement.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-

19 pandemic and may experience delays in their regulatory activities.

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

We have relied on certain third parties located in China to manufacture and supply certain raw materials used in our drugs and our drug candidates, and we expect to continue to use such third-party manufacturers for such purposes. In addition, certain of our drug candidates are being evaluated at clinical trial sites in China under our collaboration with CStone and through CROs located in China. A natural disaster, epidemic or pandemic disease outbreaks, including the ongoing COVID-19 pandemic, trade war, political unrest or other events in China could disrupt the business or operations of CROs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China that significantly impacts such third parties, including services provided by CROs for our research and development programs, clinical trial operations conducted by CROs or our collaborators, or our manufacturers ability to produce raw materials in adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future approved drugs or drug candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China, and we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases in China and the availability of skilled labor declines in China.

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

We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

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

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

Our European patents and patent applications could be challenged in the recently created UPC for the European Union, that is expected to be fully ratified in 2023.  We may decide to opt out our European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.  Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. Although such patent rights would apply to numerous European countries, a successful challenge to a European patent under the UPC could result in loss of patent protection in numerous European countries. Accordingly, a single proceeding under the UPC addressing the validity and infringement of the European patent could result in loss of patent protection in numerous European countries rather than in each validated country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

Changes to the patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our drugs and drug candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Recent patent reform legislation in the U.S. and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first-to-file” system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

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

As of April 15, 2023, we had 651 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

EEA Member States have adopted national laws to implement the GDPR which may partially deviate from the GDPR. Further, competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country. For these reasons, we do not expect to operate in a uniform legal landscape in the EEA. In addition, the UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, but these plans have been put on hold.

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

Additionally, a new California ballot initiative, the California Privacy Rights Act (CPRA) was passed in November 2020 and became effective on January 1, 2023. The CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 eliminates the once available option to deduct research and development expenditures currently and requires taxpayers to amortize specified research expenditures attributable to domestic research over a period of five years and fifteen years for research activities attributable to foreign research. As of March 31, 2023, the U.S. Congress has not passed legislation that would defer the amortization requirement to future periods and as such the inability to deduct research and development expenditures in their entirety in 2022 and 2023 will have a material impact on the carryover of taxable losses used to offset future taxable income, and in turn will impact our cash flows in future years.

Risks Related to Our Common Stock

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through April 28, 2023. As a result of this volatility, our stockholders could incur substantial losses.

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

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. In February 2022, we entered into a new sales agreement with Cowen and Company, LLC through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million, subject to the terms and conditions of the sales agreement. We did not sell any shares of common stock under this sales agreement as of March 31, 2023. If we seek authorization to sell shares of common stock under the new sales agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) we are required to furnish an annual report by our management on our internal control over financial reporting. To achieve compliance with Section 404 within the prescribed period, we have been and will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

In April 2022, the Company completed an update to the prior Section 382 study dated February 25, 2021. Since the Section 382 owner shifts are tested on a cumulative basis, the current update incorporates the period from February 7, 2017, the day of the last identified ownership change, through December 31, 2021. The analysis concluded that it is more likely than not that an additional ownership change did not occur during the update analysis period. This is assuming that no further significant shifts in stock ownership have occurred by virtue of equity events that have not yet been reported in publicly available SEC filings. The Company engaged its external tax advisor to determine if the Company had equity activity through December 31, 2022 that would give rise to a greater than 50% ownership change. The previous section 382 model, through December 31, 2021, was updated for reported transactions among the Company’s 5-percent owners. The analysis concluded that there was no additional Blueprint equity activity through December 31, 2022 that would rise to the level of a >50% ownership change.

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

Item 5. Other Information

VELA Trial

On February 10, 2023, we received a letter from the FDA reiterating its verbal communication on February 8, 2023 notifying us that it had placed a partial clinical hold on our VELA trial, a Phase 1/2 trial of BLU-222 in CDK2-vulnerable cancers, due to visual AEs observed in a limited number of patients. On March 28, 2023, we announced that the FDA lifted its partial clinical hold. We have reinitiated patient enrollment in the VELA trial now that the partial clinical hold has been lifted.

Roche Immunotherapy Agreement

Effective April 30, 2023, the Company entered into a Mutual Termination Agreement with Roche, pursuant to which the parties mutually agreed to terminate the Roche immunotherapy agreement for the discovery, development and commercialization of small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy.  Pursuant to the Termination Agreement, the rights and licenses granted by the Company to Roche related to MAP4K1 have terminated in their entirety. Certain licenses granted by Roche to the Company survived and became exclusive, worldwide, perpetual, royalty-free and irrevocable. Further, the Company retained ownership of the collaboration compounds directed to MAP4K1 and all other previously terminated kinase targets and the flexibility to research, develop, manufacture, commercialize and otherwise exploit the assets developed under the collaboration. We will explore opportunities to re-partner the assets for future development. We plan to deprioritize advancement of the program and will explore opportunities to re-partner the assets for future development.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Mutual Termination Agreement, effective as of April 30, 2023, by and between F. Hoffman La Roche Ltd, Hoffman-La Roche Inc. and the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

#	Indicates management contract or compensatory plan or arrangement.
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

Blueprint Medicines Corporation

Date: May 4, 2023	By:	/s/ Kathryn Haviland
Kathryn Haviland
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)