Form 10-Q
period 2023-06-30
Blueprint Medicines Corp
filed 2023-08-02
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on July 28, 2023: 60,664,749

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib in additional geographies, as well as for indolent systemic mastocytosis (SM) in geographies outside the U.S., and pralsetinib for an additional indication;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT® (avapritinib) (marketed in Europe under the brand name AYVAKYT®) and any current and future drug candidates for which we receive marketing approval;
●	our expectations regarding the potential benefits of AYVAKIT/AYVAKYT and any current and future drug candidates in treating patients with indolent SM and advanced SM;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the anticipated impact of the termination of our collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc. to develop and commercialize pralsetinib globally (excluding Greater China), our expectations concerning the transition process with F. Hoffmann-La Roche Ltd and Genentech, Inc. and continued patient access to GAVRETO, and our plans to re-partner GAVRETO for future development and commercialization;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for our current and future drug candidates and research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope and length of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;

●	the potential benefits of our collaboration with CStone Pharmaceuticals to develop and commercialize avapritinib, pralsetinib and fisogatinib in Greater China, our collaboration with Zai Lab to develop and commercialize BLU-525 and BLU-945, and any respective back-up forms and certain other forms thereof, as inhibitors of epidermal growth factor receptor (EGFR) in Greater China, and our collaboration with Oncopia Therapeutics, Inc., d/b/a Proteovant Therapeutics, Inc. (Proteovant), to research and advance novel targeted protein degrader therapies, as well as our ability to maintain these collaborations and establish additional strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc., a wholly-owned subsidiary of Ipsen S.A. (Clementia), to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;
●	the potential benefits of our strategic financing transactions with Garnich Adjacent Investments S.a.r.l. (Sixth Street Partners) and Royalty Pharma Investments 2019 ICAV (Royalty Pharma);
●	our ability to realize the benefits of the collaboration compounds retained by us following the mutual termination of our cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc.;
●	the potential benefits of our license agreement with IDRx, Inc. (IDRx) to develop our development candidate-stage KIT exon 13 inhibitor, IDRX-73, for the treatment of drug-resistant mutations of non-PDGFR-driven gastrointestinal stromal tumor (GIST);
●	the development of companion diagnostic tests for our current or future drugs or drug candidates;
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry;
●	the actual or potential benefits of designations granted by the U.S. Food and Drug Administration (FDA), such as orphan drug, fast track and breakthrough therapy designation or priority review; and
●	the impact a resurgence of the COVID-19 pandemic may have on our business, operations, strategy, goals and anticipated milestones.

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

For purposes of this Quarterly Report on Form 10-Q, including the footnotes to our condensed consolidated financial statements, (i) with respect to our collaboration for pralsetinib, Roche means F. Hoffmann-La Roche Ltd and Genentech, Inc., and (ii) with respect to our terminated cancer immunotherapy collaboration, Roche means F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$75,527	$119,709
Marketable securities	647,107	825,283
Accounts receivable	35,147	23,525
Unbilled accounts receivable	3,120	13,413
Inventory	17,016	29,697
Prepaid expenses and other current assets	33,418	35,024
Total current assets	811,335	1,046,651
Marketable securities	113,932	133,480
Property and equipment, net	36,957	33,344
Operating lease right-of-use assets, net	77,529	81,854
Restricted cash	6,352	5,195
Equity investment	27,789	27,789
Other assets	32,551	21,589
Total assets	$1,106,445	$1,349,902
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	6,979	2,729
Accrued expenses	101,162	131,123
Current portion of operating lease liabilities	11,292	10,579
Current portion of deferred revenue	3,328	4,667
Current portion of liabilities related to the sale of future royalties and revenues	28,410	17,285
Current portion of term loan	17,857	16,851
Total current liabilities	169,028	183,234
Operating lease liabilities, net of current portion	87,049	92,789
Deferred revenue, net of current portion	5,000	13,624
Liabilities related to the sale of future royalties and revenues, net of current portion	408,931	413,045
Term loan, net of current portion	122,146	122,232
Other long-term liabilities	3,161	10,301
Total liabilities	795,315	835,225
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 60,638,275 and 59,958,919 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	61	60
Additional paid-in capital	2,410,601	2,358,018
Accumulated other comprehensive loss	(4,221)	(10,443)
Accumulated deficit	(2,095,311)	(1,832,958)
Total stockholders’ equity	311,130	514,677
Total liabilities and stockholders’ equity	$1,106,445	$1,349,902

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$39,876	$28,454	$78,945	$52,295
Collaboration and license revenue	17,694	8,093	41,912	46,983
Total revenues	57,570	36,547	120,857	99,278
Cost and operating expenses:
Cost of sales	2,323	4,886	5,498	9,964
Collaboration loss sharing	1,234	2,145	2,530	5,410
Research and development	110,063	128,466	222,135	231,599
Selling, general and administrative	71,931	58,688	142,882	115,747
Total cost and operating expenses	185,551	194,185	373,045	362,720
Other income (expense):
Interest income (expense), net	(3,996)	427	(9,815)	869
Other income (expense), net	(626)	632	359	177
Total other income (expense), net	(4,622)	1,059	(9,456)	1,046
Loss before income taxes	(132,603)	(156,579)	(261,644)	(262,396)
Income tax expense	190	3,130	710	3,313
Net loss	$(132,793)	$(159,709)	$(262,354)	$(265,709)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale investments	361	(2,308)	6,181	(10,328)
Currency translation adjustments	20	170	41	213
Comprehensive loss	$(132,412)	$(161,847)	$(256,132)	$(275,824)
Net loss per share - basic and diluted	$(2.19)	$(2.68)	$(4.35)	$(4.47)
Weighted-average number of common shares used in net loss per share - basic and diluted	60,516	59,617	60,322	59,465

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2022	59,958,919	$60	$2,358,018	$(10,443)	$(1,832,958)	$514,677
Issuance of common stock under stock plan	457,416	—	—	—	—	—
Stock-based compensation expense	—	—	23,340	—	—	23,340
Other comprehensive income	—	—	—	5,841	—	5,841
Net loss	—	—	—	—	(129,560)	(129,560)
Balance at March 31, 2023	60,416,335	$60	$2,381,358	$(4,602)	$(1,962,518)	$414,298

Issuance of common stock under stock plan and stock purchase plan	221,940	$1	$5,298	$—	$—	$5,299
Stock-based compensation expense	—	—	23,945	—	—	23,945
Other comprehensive income	—	—	—	381	—	381
Net loss	—	—	—	—	(132,793)	(132,793)
Balance at June 30, 2023	60,638,275	$61	$2,410,601	$(4,221)	$(2,095,311)	$311,130

Balance at December 31, 2021	59,141,086	$59	$2,250,250	$(4,133)	$(1,275,441)	$970,735
Issuance of common stock under stock plan	414,888	1	1,297	—	—	1,298
Stock-based compensation expense	—	—	23,609	—	—	23,609
Other comprehensive loss	—	—	—	(7,977)	—	(7,977)
Net loss	—	—	—	—	(105,999)	(105,999)
Balance at March 31, 2022	59,555,974	$60	$2,275,156	$(12,110)	$(1,381,440)	$881,666

Issuance of common stock under stock plan and stock purchase plan	132,321	$—	$2,407	$—	$—	2,407
Stock-based compensation expense	—	—	25,524	—	—	25,524
Other comprehensive loss	—	—	—	(2,138)	—	(2,138)
Net loss	—	—	—	—	(159,709)	(159,709)
Balance at June 30, 2022	59,688,295	$60	$2,303,087	$(14,248)	$(1,541,149)	$747,750

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(262,354)	$(265,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,262	3,098
Non-cash lease expense	4,457	4,107
Stock-based compensation	47,017	48,746
Non-cash interest expense	8,297	—
Other	(3,611)	550
Changes in assets and liabilities:
Accounts receivable	(13,105)	(2,128)
Unbilled accounts receivable	10,291	9,591
Inventory	(8,112)	(14,694)
Prepaid expenses and other current assets	1,678	(16,314)
Other assets	(1,419)	(13,188)
Accounts payable	4,218	6,589
Accrued expenses	(25,694)	441
Other long-term liabilities	(7,238)	6,157
Deferred revenue	(9,963)	(14,438)
Operating lease liabilities	(5,160)	(3,790)
Net cash used in operating activities	(253,436)	(250,982)
Cash flows from investing activities
Purchases of property and equipment	(5,138)	(3,709)
Purchases of investments	(407,770)	(39,937)
Maturities of investments	617,765	79,623
Net cash provided by investing activities	204,857	35,977
Cash flows from financing activities
Gross proceeds from the sale of future royalties	—	175,000
Net proceeds from stock option exercises and employee stock purchase plan	5,298	3,762
Net cash provided by financing activities	5,298	178,762
Net decrease in cash, cash equivalents, and restricted cash	(43,281)	(36,243)
Cash, cash equivalents and restricted cash at beginning of period	124,904	215,119
Effect of exchange rate changes on cash, cash equivalents and restricted cash	256	(306)
Cash, cash equivalents and restricted cash at end of period	$81,879	$178,570
Supplemental cash flow information
Cash paid for interest	$15,167	$—
Debt issuance costs incurred but unpaid at period end	$—	$5,022
Property and equipment purchases unpaid at period end	$2,603	$1,829
Cash paid for taxes, net	$676	$771

See accompanying notes to the unaudited condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands).

	June 30,	June 30,
	2023	2022
Cash and cash equivalents	$75,527	$173,399
Restricted cash	6,352	5,171
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$81,879	$178,570

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

As of June 30, 2023, the Company had cash, cash equivalents and marketable securities of $836.6 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022, stockholder’s equity for the three and six months ended June 30, 2023 and 2022 and cash flows for six months ended June 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any future period.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blueprint Medicines Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities, Blueprint Medicines (Switzerland) GmbH, Blueprint Medicines (Netherlands) B.V., Blueprint Medicines (UK) Ltd., Blueprint Medicines (Germany) GmbH, Blueprint Medicines (Spain) S.L., Blueprint Medicines (France) SAS, and Blueprint Medicines (Italy) S.r.L. All intercompany transactions and balances have been eliminated.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2022 Annual Report on Form 10-K, with the exception of the below new policy.

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

As payments are made to Royalty Pharma, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement. In order to determine the amortization of the liability, the Company estimates the total amount of future royalty payments to be paid to Royalty Pharma over the life of the arrangement. The exact amount of repayment is likely to change each reporting period. A significant increase or decrease in GAVRETO’s net revenue of the underlying territory will impact interest expense and the liability related to this arrangement. The Company periodically assesses the expected payments to Royalty Pharma and prospectively adjusts the amortization of the liability related to this arrangement for material changes in such payments including the prospective impact around the uncertainty related to GAVRETO’s commercial outlook in the underlying territory during the life of the arrangement.

In February 2023, the Company received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective February 2024, at which time the Company will regain commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. As of June 30, 2023, none of the derecognition conditions under ASC 405 Liabilities were met, and in consideration of the significant uncertainties related to GAVRETO’s commercial outlook in the underlying territory during the life of the arrangement caused by the termination of the Roche pralsetinib collaboration agreement, during the three and six months ended June 30, 2023, the Company did not accrete any interest expenses related to the liability. As of June 30, 2023, the net carrying value of the liability related to this arrangement was $175.6 million.

Pursuant to the Royalty Purchase Agreement, the Company is eligible to receive certain milestone payments totaling up to $165.0 million, subject to the achievement of specified net sales milestones by Roche. However, following the termination of the Roche pralsetinib collaboration agreement, if the specified net sales milestone thresholds under the Royalty Purchase Agreement with Royalty Pharma are not otherwise met, the Company may no longer be eligible to receive any of the contingent milestone payments under the Royalty Purchase Agreement. The potential milestone payments will be added to the carrying value of the liability related to this arrangement when and if the milestones are achieved and received.

Financing Arrangements with Sixth Street Partners

In July 2022, the Company closed two transactions pursuant to a purchase and sale agreement (Future Revenue Purchase Agreement) and a financing transaction for up to $660.0 million (as amended, Financing Agreement) with Sixth Street Partners (Sixth Street Partners). Because two transactions were entered into with the same parties and in contemplation of one another, the Company recorded these transactions based on the relative fair values of each freestanding financial instrument and allocated the proceeds in proportion to those fair value amounts.

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

The Company continues to own the research, development, manufacturing and commercialization of AYVAKIT/ AYVAKYT and if it is approved, elenestinib, and has significant continuing involvement in the generation of the cash flows under the Future Revenue Purchase Agreement. Therefore, the Company continues to account for any revenue earned from worldwide product sales of AYVAKIT/ AYVAKYT and, if it is approved, elenestinib, on its consolidated statements of operations and comprehensive loss. Net proceeds received from the transaction were recorded as a liability related to sale of future royalties and revenues on the consolidated balance sheet. The Company accretes the $250.0 million, net of transaction costs of $5.4 million, to the total of these future payments as interest expense using the effective interest method over the estimated life of the arrangement.

As payments are made to Sixth Street Partners, the balance of the liability is effectively repaid over the life of the Future Revenue Purchase Agreement. In order to determine the amortization of the liability, the Company estimates the total amount of future revenue payments to be paid to Sixth Street Partners over the life of the arrangement. The exact amount of repayment is likely to change each reporting period. A significant increase or decrease in worldwide product sales of AYVAKIT/ AYVAKYT and, if it is approved, elenestinib, will materially impact the liability related to this arrangement, interest expense and the time period for repayment. The Company periodically assesses the expected payments to Sixth Street Partners and prospectively adjusts the amortization of the liability related to this arrangement for material changes in such payments. As of June 30, 2023, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 10.8%. These estimates contain assumptions that impact the amount recorded and the interest expense that will be recognized in future periods.

As of June 30, 2023, the net carrying value of the liability related to this arrangement was $261.7 million. The following table shows the activity within the liability account (in thousands):

Carrying value as of January 1, 2023	$254,328
Interest expense recognized	14,021
Payments	(6,644)
Carrying value as of June 30, 2023	$261,705

Sixth Street Partners Term Loan

The Financing Agreement entered into by the parties in connection with the transaction provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at the Company’s choice subject to certain terms and conditions. The term loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively.

As part of the Financing Agreement with Sixth Street Partners, the Company received gross proceeds of $150.0 million in July 2022 and incurred an aggregate of $12.2 million of debt discounts and transaction costs, which have been recorded as a reduction to the carrying amount of the debt on the Company’s consolidated balance sheet and are amortized as additional interest expenses using the effective interest rate method over the period from issuance through maturity. As of June 30, 2023, the Company’s estimate of the total interest expense resulted in an effective annual interest rate of 13.6%. The carrying amount of the debt as of June 30, 2023 is subject to variable interest rates, which are based on current market rates, and as such, approximates fair value.

The following table shows the activity within the liability account (in thousands):

Carrying value as of January 1, 2023	$139,083
Interest expense recognized	9,443
Payments	(8,523)
Carrying value as of June 30, 2023	$140,003

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

June 30, 2023, the Company was in compliance with the applicable terms and conditions of the covenants under the Financing Arrangement.

4. Marketable Securities

Marketable securities consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
June 30, 2023	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$241,322	—	(1,795)	$239,527
U.S. treasury obligations	523,485	7	(1,980)	521,512
Total	$764,807	$7	$(3,775)	$761,039

	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$377,519	—	(4,848)	$372,671
U.S. treasury obligations	591,193	22	(5,123)	586,092
Total	$968,712	$22	$(9,971)	$958,763

The following table summarizes the estimated fair value (in thousands) and number of the Company’s available-for-sale securities that are in loss position as of June 30, 2023 and December 31, 2022 by the length of time the security has been in loss position:

	June 30, 2023		December 31, 2022
	Fair	Number of	Fair	Number of
	value	securities	value	securities
Debt securities in unrealized loss position for 12 months or less	$625,248	110	$371,746	66
Debt securities in unrealized loss position for more than 12 months	96,291	14	550,561	56
Total debt securities in unrealized loss position	$721,539	124	$922,307	122

The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three and six months ended June 30, 2023 and 2022.

The following table summarizes the amortized cost basis and estimated fair value of the Company’s available-for-sale securities by contractual maturity as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	value	Cost	value
Within one year	$649,622	$647,107	$834,440	$825,283
After one through five years	115,185	113,932	134,272	133,480
Total	$764,807	$761,039	$968,712	$958,763

The following table summarizes the proceeds from maturities of debt securities during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Proceeds from maturities of debt securities	$309,515	$79,623	$617,765	$79,623

The Company did not realize any gains or losses from maturities of debt securities for the three and six months ended June 30, 2023 and 2022.

5. Fair Value of Financial Instruments

The following table summarizes the Company’s cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2023 (in thousands):

		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$62,861	62,861	—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	239,527	—	239,527	—
U.S. treasury obligations	521,512	521,512	—	—
Total	$823,900	$584,373	$239,527	$—

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

6. Product Revenue Reserves and Allowances

In January 2020, the U.S. Food and Drug Administration (FDA) approved AYVAKIT for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumor (GIST) harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization to AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with advanced SM, including aggressive SM (ASM), SM with an associated hematological neoplasm (SM-AHN) and mast cell leukemia (MCL). In March 2022, the European Commission expanded the marketing authorization for AYVAKYT to include the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy. In May 2023, the FDA approved AYVAKIT for the treatment of adult patients with indolent SM.

The following table summarizes revenue recognized from product sales for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States	$34,307	$24,682	$69,234	$45,834
Rest of World	5,569	3,772	9,711	6,461
Total product revenue	$39,876	$28,454	$78,945	$52,295

The Company primarily sells AYVAKIT/AYVAKYT through specialty distributors and specialty pharmacies. The following table summarizes the customers that represent 10% or greater of gross product revenue for the three and six months ended June 30, 2023, and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Customer 1	41%	44%	42%	46%
Customer 2	11%	11%	11%	11%

The following table summarizes the customers with amounts due that represent 10% or greater of the accounts receivable associated with the Company’s product sales as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Customer 1	34%	33%
Customer 2	11%	15%
Customer 3	*	12%
Customer 4	10%	*

* Indicates the customer’s share is under 10%.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Beginning balance at January 1	$9,788	$4,345
Provision related to sales in the current period	16,108	9,408
Adjustment related to prior periods sales	(531)	(570)
Credits and payments made	(10,553)	(6,120)
Ending balance at June 30	$14,812	$7,063

The total reserves that are included in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, are summarized as follows (in thousands):

	June 30,	December 31,
	2023	2022
Reduction of accounts receivable, net	$1,257	$742
Component of accrued expenses	13,555	9,046
Total revenue-related reserves	$14,812	$9,788

7. Inventory

Capitalized inventory consists of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$1,599	$4,967
Work in process	32,750	28,427
Finished goods	2,589	2,791
Total	$36,938	$36,185

Balance sheet classification

	June 30,	December 31,
	2023	2022
Inventory	$17,016	$29,697
Other assets	19,922	6,488
Total	$36,938	$36,185

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. The Company recognized a write-down of $0.5 million and $2.0 million for the three and six months ended June 30, 2023, respectively. The Company did not recognize any write-down for the three and six months ended June 30, 2022. Long-term inventory, which primarily consists of work in process and raw materials, is included in other assets in the unaudited condensed consolidated balance sheets.

8. Restricted Cash

At June 30, 2023 and December 31, 2022, $6.4 million and $5.2 million, respectively, of the Company’s cash is restricted by a financial institution primarily related to security deposits for the lease agreements for the Company’s office and laboratory spaces.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Research, development and commercial contract costs	$40,401	$66,041
Employee compensation	26,179	30,744
Accrued professional fees	13,516	17,588
Revenue-related reserves	13,555	9,046
Other	7,511	7,704
Total	$101,162	$131,123

10. Collaboration and License Agreements

IDRx

In August 2022, the Company entered into a license agreement with IDRx, Inc. (IDRx), pursuant to which the Company granted IDRx an exclusive, worldwide, royalty-bearing license to exploit the Company’s internally discovered KIT exon 13 inhibitor IDRX-73 (IDRx License Agreement). IDRx is a clinical-stage biopharmaceutical company and among IDRx’s founders are Alexis Borisy, George Demetri, M.D., and Nicholas Lydon, Ph.D., who were each members of the Company’s board of directors at the time. Due to these relationships, the transaction with IDRx is a related party transaction.

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

The Company concluded the preferred stock investment should be accounted for as an equity investment as it is not mandatorily redeemable nor does the Company have the unilateral right to redeem the preferred stock, and the Company, along with its related parties, do not have a controlling financial interest in IDRx nor have the ability to influence the financial and operating policies through the ownership of preferred stock. IDRx’s preferred stock is not exchange-traded and does not have a readily determinable fair value. Therefore, the Company accounts for the preferred stock investment under the measurement alternative for equity investments that do not have a readily determinable fair value, which is at cost of $27.8 million including transaction costs of $0.3 million. As of June 30, 2023, the cost of the investment in IDRx’s preferred stock was $27.8 million and was recorded as equity investment on the condensed consolidated balance sheets. As of June 30, 2023, no adjustments have been recognized related to the preferred stock investment as a result of the application of the measurement alternative.

Proteovant

In February 2022, the Company entered into an exclusive collaboration agreement (the Proteovant collaboration agreement) with Oncopia Therapeutics, Inc., d/b/a Proteovant Therapeutics, Inc. (Proteovant), to jointly research and advance up to two novel protein degrader therapies into development candidates, as well as up to two additional novel protein degrader target programs as may be mutually agreed to by the Company and Proteovant (each program is referred to as a target program). On a target program-by-target program basis, the Company has an exclusive option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound and licensed product under each target program. Proteovant has the right to opt into the global development and U.S. commercialization of certain licensed compounds and licensed products under the second target program that the Company options, and if the parties add additional target programs, Proteovant will have the same opt-in right for the fourth target program that the Company options.

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

The Company concluded that Proteovant is providing the Company with research services throughout the period until the Company can exercise its option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound. Therefore, the Company recorded the $20.0 million upfront payment as an asset on the unaudited condensed consolidated financial statements and records it as research and development expense over the expected research period. The Company reevaluates the expected research period at the end of each reporting period and prospectively adjusts the amortization of the asset for changes in the expected research period. Each research and development milestone payment is accrued and expensed when probable. During the three and six months ended June 30, 2023, the Company recorded research and development expense of $4.3 million and $5.7 million, respectively, under the Proteovant collaboration agreement. During the three and six months ended June 30, 2022, the Company recorded research and development expense of $1.0 million and $1.5 million, respectively, under the Proteovant collaboration agreement.

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

Under the Zai Lab agreement, the Company received an upfront cash payment of $25.0 million and, in addition to the upfront payment received, the Company is eligible to receive up to $590.0 million in contingent payments, including specified development, regulatory and sales-based milestones and tiered percentage royalties on a licensed product-by-licensed product basis ranging from the low-teens to mid-teens on annual net sales of each licensed product in the Zai Lab Territory, subject to adjustment in specified circumstances. Zai Lab is responsible for costs related to clinical trials in the Zai Lab Territory, other than the specified shared services costs as defined in the Zai Lab agreement which are shared by the Company and Zai Lab.

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

The Company evaluated the Zai Lab agreement to determine whether it is a collaborative arrangement in the scope of ASC 808. The Company concluded that the Zai Lab agreement is a collaborative agreement under ASC 808 as both parties are active participants in the clinical trials and are exposed to significant risks and rewards of those activities under the Zai Lab agreement. The Company determined that the Zai Lab agreement contained two material components: (i) licenses granted to Zai Lab to exploit and develop each licensed product in the Zai Lab Territory and related activities in the Zai Lab Territory, including manufacturing, and (ii) the parties’ participation in the global development of the licensed products. The Company used the criteria specified in ASC 606 to determine which of the components of the Zai Lab agreement are performance obligations with a customer and concluded that Zai Lab is the Company’s customer for the licenses and related activities in the Zai Lab Territory under ASC 606. The global development activities under the agreement does not present a transaction with a customer and the payments received by the Company for global development activities, including manufacturing, are accounted for as a reduction of related expenses. During the three and six months ended June 30, 2023, the Company did not record such reductions of expenses under the Zai Lab agreement, and such reductions were insignificant during the three and six months ended June 30, 2022.

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

The Company evaluated the license under ASC 606 and concluded that the license is a functional intellectual property license. The Company determined that Zai Lab benefited from the license along with the initial know-how transfer at the time of grant, and therefore the related performance obligation is satisfied at a point in time. Additionally, the Company is entitled to sales milestones and royalties from Zai Lab upon future sales of the licensed products in the Zai Lab Territory, and revenue will be recognized when the related sales occur. Costs that are incurred associated with Zai Lab Territory specific activities are reimbursable from Zai Lab and are recognized as revenue. During the three months ended June 30, 2023, the Company did not record revenue under the Zai Lab agreement and revenue recorded during the six months ended June 30, 2023 was negligible. During the three and six months ended June 30, 2022, the Company recorded $0.5 million and $0.6 million, respectively, in revenue related to Zai Lab Territory specific activities.

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

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million, and through June 30, 2023, the Company received an aggregate of $105.0 million in specified regulatory and commercialization milestones. In February 2023, the Company received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective in February 2024, at which time the Company will regain commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. Until the termination of the collaboration agreement is effective, the parties continue to perform their respective obligations under the collaboration agreement, including with respect to the development and commercialization of GAVRETO. The Company will not be entitled to receive payment for milestones, if any, achieved during the period between the receipt of the notice of termination and the effective date of termination. The termination of the collaboration agreement does not have an impact on the Company’s current accounting treatment related to the Roche pralsetinib collaboration.

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

The Company evaluated the Roche Territory activities under ASC 606 and identified one material promise associated with manufacturing activities related to development and commercial supply of pralsetinib in the Roche Territory for up to 24 months. Given that Roche is not obligated to purchase any minimum amount or quantities of the development and commercial supply from the Company, the Company concluded that, for the purpose of ASC 606, the provision of manufacturing activities related to development and commercial supply of pralsetinib in Roche Territory was an option but not a performance obligation of the Company at the inception of the Roche collaboration agreement and is accounted for if and when exercised. The Company also concluded that there is no separate material right in connection with the development and commercial supply of pralsetinib, as the expected pricing was not issued at a significant and incremental discount. Therefore, the manufacturing activities were excluded as performance obligations at the outset of the arrangement. Additionally, the Company is entitled to sales milestones and royalties from Roche upon future sales of pralsetinib in the Roche Territory, and the revenue is recognized when the related sales occur. Costs that are incurred associated with the Roche Territory activities are reimbursable from Roche and are recognized as revenue.

For the purposes of ASC 606, the transaction price of the Roche collaboration agreement at the outset of the arrangement was determined to be $695.7 million, which consisted of the upfront cash payment of $675.0 million and the $20.7 million premium on the sale of common stock to Roche Holdings, which was allocated to the performance obligation related to the pralsetinib licenses. Through June 30, 2023, the Company has achieved an aggregate of $105.0 million in specified regulatory and commercialization milestones which were added to the estimated transaction price of the Roche pralsetinib agreement.

The following table summarizes revenue recognized under the Roche pralsetinib collaboration during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Manufacturing and research and development services related to ex-US territory-specific activities	$229	$35	$356	$691
Royalty revenue	366	313	803	600
Total Roche pralsetinib collaboration revenue	$595	$348	$1,159	$1,291

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

In September 2020, the FDA granted accelerated approval of GAVRETO for the treatment of adult patients with metastatic RET fusion-positive non-small cell lung cancer (NSCLC) as detected by an FDA approved test. In December 2020, the FDA granted a subsequent accelerated approval for GAVRETO, expanding the labeled indications to include adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant medullary thyroid cancer (MTC) who require systemic therapy (which indication was subsequently voluntarily withdrawn by Roche in June 2023, followed by the official FDA withdrawal on July 20, 2023), or with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate).

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

The following table summarizes the amount recognized from loss sharing from product sales of GAVRETO to customers in the U.S. during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
The Company's share of loss in the U.S. for pralsetinib	$1,234	$2,145	$2,530	$5,410

The following table summarizes the amounts recognized as reductions to selling, general and administrative expenses related to the commercialization of GAVRETO in the U.S. and increases in research and development expenses related to global development activities for pralsetinib under the Roche pralsetinib collaboration during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Reductions to selling, general and administrative expenses	$2,774	$4,416	$5,555	$9,248
Increases in research and development expenses	$5,347	$3,714	$13,623	$3,704

The following table summarizes the contract assets and liability associated with the Roche pralsetinib collaboration as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Unbilled accounts receivable	$380	$—
Accrued expenses	$4,573	$6,519

Although the Company sold its right to receive royalty payments from Roche’s sales of GAVRETO in Roche Territory to Royalty Pharma in June 2022, given the Company’s significant continuing involvement in the generation of future royalties, the Company continues to account for any royalties earned related to the Roche Territory activities under the Roche pralsetinib collaboration agreement as collaboration revenue on its consolidated statements of operations and comprehensive loss. For additional information, see Note 3 – Financing Arrangements.

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

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through June 30, 2023, the Company has received an aggregate of $50.0 million in cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through June 30, 2023, the Company is eligible to receive up to $460.0 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and Clementia purchased specified manufacturing inventory from the Company for a total of $1.5 million.

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

The Company determined that the transaction price at the outset of the arrangement was $46.5 million, which was allocated to the three performance obligations on a relative stand-alone selling price basis, and was recognized as revenue during 2019 and 2020.

During the three and six months ended June 30, 2023, and during the three months ended June 30, 2022, no revenue was recognized from the Clementia collaboration. During the six months ended June 30, 2022, cash consideration associated with an achieved development milestone of $30.0 million was added to the estimated transaction price for the Clementia agreement and recognized as revenue. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as the amounts were fully constrained based on the probability of achievement. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

There was no revenue deferred as a contract liability associated with the Clementia agreement as of June 30, 2023 and December 31, 2022.

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

The Company received an upfront cash payment of $40.0 million, and through June 30, 2023, the Company has achieved an aggregate of $38.5 million in milestones under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through June 30, 2023, the Company will be eligible to receive up to $307.5 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, CStone will be obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone Territory, subject to adjustment in specified circumstances. CStone is responsible for costs related to the development of the licensed products in the CStone Territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone Territory that are shared by the Company and CStone.

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

The Company did not have significant manufacturing and research and development services related to the global development activities during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company recognized a reduction of $0.6 million and $1.2 million, respectively, in expenses related to manufacturing and research and development activities, net of expenses payable to CStone.

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

During the three and six months ended June 30, 2023, cash consideration associated with the achieved regulatory milestone of $9.0 million was added to the estimated transaction price for the CStone agreement and recognized as revenue. The Company did not achieve any milestones under the CStone agreement during the three months ended June 30, 2022. During the six months ended June 30, 2022, cash consideration associated with achieved regulatory and development milestone of $4.0 million was added to the estimated transaction price for the CStone agreement and recognized as revenue. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

Subsequent to the CStone agreement, the Company entered into manufacturing technology transfer agreements for avapritinib and pralsetinib related to supply of drug substance and commercialization activities conducted specifically for the CStone Territory. The manufacturing activities in these agreements were considered as distinct performance obligations from the CStone collaboration agreement and collaboration revenue is recognized upon delivery of the drug substance and drug product to CStone.

A summary of revenue recognized under the CStone agreement during the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
License milestone revenue	$9,000	$—	$9,000	$4,000
Manufacturing services and royalty revenue related to CStone Territory-specific activities	4,390	6,082	6,042	11,294
Total CStone collaboration revenue	$13,390	$6,082	$15,042	$15,294

The following table presents the contract assets associated with the CStone collaboration as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Accounts receivable, net	$11,219	$4,991
Unbilled accounts receivable	2,850	1,529
Contract liability	3,328	2,265

The contract liability associated with the CStone collaboration as of June 30, 2023 and December 31, 2022 resulted primarily from advance payments made by CStone in connection with commercial supply of pralsetinib for the CStone Territory.

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

Under the Roche immunotherapy agreement, Roche was originally granted up to five option rights to obtain an exclusive license to exploit products derived from the collaboration programs in the field of cancer immunotherapy. Four of the five development programs were ended in prior reporting periods and on April 30, 2023, the Company and Roche entered into a mutual termination agreement to terminate the Roche immunotherapy agreement, and licenses granted by the Company to Roche related to MAP4K1 (BLU-852) terminated in their entirety. Certain licenses granted by Roche to the Company survived and became exclusive, worldwide, perpetual, royalty-free and irrevocable. The Company retained ownership of the collaboration compounds directed to MAP4K1 and all of the other previously terminated kinase targets developed under the collaboration.

The Company received an upfront cash payment of $45.0 million and an aggregate of $25.0 million in milestone payments under this collaboration. The upfront and the milestone payments were non-refundable, non-creditable and not subject to set-off.

The Company assessed this arrangement in accordance with ASC 606 upon the adoption of the new standard on January 1, 2018, and concluded that the agreement is a contract with a customer. The Company identified one performance obligation at the outset of the Roche immunotherapy agreement, which consists of: (1) the non-exclusive license; (2) the research and development activities through Phase 1; and (3) regulatory responsibilities under Phase 1 clinical trials.

Under the Roche immunotherapy agreement, in order to evaluate the appropriate transaction price, the Company determined that as of January 1, 2018, the upfront amount of $45.0 million constituted the entirety of the consideration to be included in the transaction price at the outset of the arrangement. The Company achieved an aggregate of $25.0 million in research milestones under the collaboration which were added to the estimated transaction price and allocated to the existing performance obligation as it became probable that a significant reversal of cumulative revenue would not occur for each of the research milestones achieved.

The Company recognized revenue associated with the performance obligation as the research and development services were provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurred over this time period and, in management’s judgment, was the best measure of progress towards satisfying the performance obligation. The amounts received that had not yet been recognized as revenue were deferred as a contract liability on the Company’s consolidated balance sheet and recognized over the remaining research and development period until the performance obligation was satisfied.

During the six months ended June 30, 2022, the Company and Roche endorsed a clinical development plan for IND-enabling activities for BLU-852, as a single agent and in combination with atezolizumab in advanced cancers, and due to the Company and Roche’s agreement to share certain clinical development costs, the Company reduced $15.0 million from the aggregated transaction price associated with the payment commitment to Roche, which resulted in a revenue reversal during the period. During the six months ended June 30, 2023, as a result of the collaboration agreement termination, the Company’s aggregate payment commitment associated with the clinical development costs to Roche reduced to $5.3 million, which consequently increased the aggregated transaction price under the Roche immunotherapy agreement by $9.7 million during the six months ended June 30, 2023. The Company completed the research and development services related to the performance obligation during the three months ended June 30, 2023.

Because of the reduction of the estimated lifetime cost to satisfy the performance obligation and the increase in the aggregated transaction price of the collaboration agreement, the Company recognized a cumulative revenue catch-up of $3.5 million and $25.1 million during the three and six months ended June 30, 2023, respectively.

A summary of revenue recognized (or revenue reduced) under the Roche immunotherapy agreement during the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Roche collaboration research and development services revenue	$3,709	$1,183	$25,705	$(765)

During the three and six months ended June 30, 2023 and 2022, the Company recognized the following revenue due to the changes in the contract liability balances (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Amounts included in the contract liability at the beginning of the period	$221	$1,395	$16,025	$2,405

The following table summarizes the liabilities related to the Roche immunotherapy agreement as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022
	Current	Noncurrent	Total	Current	Noncurrent	Total
Deferred revenue	$—	$—	$—	$2,402	$13,624	$16,026
Accrued expenses	$55	$—	$55	$3,970	$7,238	$11,208

11. Stock-based Compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, unrestricted stock, performance-based awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2023, the number of shares reserved for issuance under the 2015 Plan was increased by 2,398,356 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2023, there were 4,839,806 shares available for future grant under the 2015 Plan.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. In June 2022, the Company’s board of directors approved the reservation of an additional 1,500,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of June 30, 2023, there were 1,382,793 shares available for future grant under the Inducement Plan.

Stock options

The following table summarizes the stock option activity for the six months ended June 30, 2023:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2022	6,233,451	$69.14
Granted	1,126,487	44.54
Exercised	(97,004)	30.48
Canceled	(192,527)	72.40
Outstanding at June 30, 2023	7,070,407	$65.67
Exercisable at June 30, 2023	4,594,568	$68.34

As of June 30, 2023, the total unrecognized compensation expense related to unvested stock option awards was $78.2 million, which is expected to be recognized over a weighted-average period of approximately 2.75 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the six months ended June 30, 2023:

		Weighted-Average
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2022	1,893,944	$73.28
Granted	851,876	44.07
Vested	(524,345)	72.51
Forfeited	(72,401)	65.62
Unvested shares at June 30, 2023	2,149,074	$62.16

As of June 30, 2023, the total unrecognized compensation expense related to unvested restricted stock units was $112.5 million, which is expected to be recognized over a weighted-average period of approximately 2.75 years.

Performance-based restricted stock units

During the first quarter of 2023, the Company began granting performance-based restricted stock units (PSUs) that will settle in stock. PSUs awarded to employees have a three-year performance period and vest on the third anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment. The number of PSUs granted represents the target number of units that are eligible to be earned based on the achievement of cumulative three-year performance measures established at the beginning of the performance period, which ends on December 31 of the third year of the performance period.

Participants may ultimately earn between zero and 200.0% of the target number of PSUs granted based on the degree of achievement of the performance metric based on a three-year cumulative relative total shareholder return metric. Accordingly, additional PSUs may be issued or currently issued PSUs may be cancelled upon final determination of the number of units earned.

The following table summarizes the PSU activity for the six months ended June 30, 2023:

		Weighted-Average
		Grant Date
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2022	—	$—
Granted	52,500	59.32
Vested	—	—
Forfeited	—	—
Unvested shares at June 30, 2023	52,500	$59.32

As of June 30, 2023, the total unrecognized compensation expense related to unvested PSUs was $2.8 million, which is expected to be recognized over a weighted-average period of approximately 2.67 years.

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

Stock-based compensation expense

The Company recognized stock-based compensation expense of $23.8 million and $47.0 million for the three and six months ended June 30, 2023, respectively, and $25.3 million and $48.7 million for the three and six months ended June 30, 2022, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock options	$10,337	$12,811	$21,197	$25,755
Restricted stock units	12,913	12,396	24,853	22,782
Performance-based restricted stock units	257	—	344
Employee stock purchase plan	438	317	891	596
Subtotal	23,945	25,524	47,285	49,133
Capitalized stock-based compensation costs	(124)	(177)	(268)	(387)
Stock-based compensation expense included in total cost and operating expenses	$23,821	$25,347	$47,017	$48,746

Stock-based compensation expense, that is included in operating expenses, by classification within the unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$10,227	$10,497	$20,344	$20,538
Selling, general and administrative	13,594	14,850	26,673	28,208
Total	$23,821	$25,347	$47,017	$48,746

12. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the dilutive net loss per share calculation, stock options, unvested restricted stock units, PSUs and ESPP shares are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented as a result of the Company’s net loss.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the six months ended June 30, 2023 and 2022 because including them would have had an anti-dilutive effect (in thousands):

	June 30,
	2023	2022
Stock options	7,070	6,387
Restricted stock units	2,149	1,857
Performance-based restricted stock units	53	—
ESPP shares	47	46
Total	9,319	8,290

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

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of June 30, 2023, the Company has a full valuation allowance applied against its U.S. and foreign deferred tax assets.

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) has taken effect creating a significant change to the treatment of research and experimental (R&E) expenditures under Section 174 of the IRC (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the U.S to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses will be capitalized and amortized over a 15-year period. The Company has included the tax impact of capitalizing and amortizing these costs over the required periods for the six months ended June 30, 2023.

On June 30, 2022, the Company entered into a Royalty Purchase Agreement with Royalty Pharma and a Future Revenue Purchase Agreement with Sixth Street Partners. Pursuant to the agreements, the Company received gross proceeds of $175.0 million from Royalty Pharma in June 2022 and $250.0 million from Sixth Street Partners in July 2022 upon the transactions closing. The total cash consideration of $425.0 million, in its entirety, was considered taxable income for calendar year ended December 31, 2022. Therefore, the $425.0 million was included in the estimated taxable income calculation when estimating the Company’s forecasted 2022 annual effective tax rate. As of June 30, 2022, the Company expected to be in a taxable income position for the calendar year ended December 31, 2022, and recorded an income tax expense of $3.1 million and $3.3 million for the three and six months ended June 30, 2022, respectively.

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

As of June 30, 2023, the Company expects to be in a taxable loss position for the calendar year ended December 31, 2023, and has recorded an income tax expense of $0.2 million and $0.7 million for the three and six months ended June 30, 2023. The Company recorded an income tax provision despite forecasting a taxable loss due to the impact of recording unfavorable discrete items in the period, and taxable income from the jurisdictions in which the Company is subject to tax.

As of June 30, 2023, the Company had gross unrecognized tax benefit, excluding interest and penalties of approximately $0.2 million. As of December 31, 2022, the Company did not have any gross unrecognized tax benefit. The company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2023, the Company has accrued an insignificant amount of interest and penalties related to uncertain tax positions.

14. Leases

 The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements contain various clauses for renewal at the Company’s option and only certain exercised renewal options were included in the calculation of the operating lease assets and the operating lease liabilities, as other renewal options were not reasonably certain of being exercised as of June 30, 2023. The lease agreements do not contain residual value guarantees and the components of lease cost for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating leases:	2023	2022	2023	2022
Lease cost	$5,662	$4,942	$11,543	$10,911
Sublease income	—	(600)	—	(1,381)
Net lease cost	$5,662	$4,342	$11,543	$9,530

The Company’s sublease agreements for the 38 Sidney Street property expired in 2022. The Company has not entered into any material short-term leases or financing leases as of June 30, 2023.

Supplemental cash flow information related to leases for the six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	$8,812	$7,763
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$112	$—

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	6.3
Weighted average discount rate	7.4%

15. Commitments and Contingencies

Purchase Commitments Associated with Commercial Supply Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. During the six months ended June 30, 2023, there was a decrease of $7.3 million in the Company’s contractual obligations described in Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2023 or December 31, 2022.

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

Overview

We are a global precision therapy company that invents life-changing medicines for people with cancer and blood disorders. Applying an approach that is both precise and agile, we create therapies that selectively target genetic drivers, with the goal of staying one step ahead across stages of disease. Since 2011, we have leveraged our research platform, including expertise in molecular targeting and world-class drug design capabilities, to rapidly and reproducibly translate science into a broad pipeline of precision therapies. We have brought our approved medicines, AYVAKIT®/AYVAKYT® (avapritinib) and GAVRETO® (pralsetinib), to patients in the U.S. and Europe, and we are globally advancing multiple programs for mast cell disorders, including systemic mastocytosis, or SM, EGFR-mutant lung cancer and CDK2-vulnerable breast and other cancers.

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

Systemic Mastocytosis and other Mast Cell Disorders — AYVAKIT® / AYVAKYT® (avapritinib) and Elenestinib (BLU-263)

AYVAKIT®/AYVAKYT® (avapritinib)

We are commercializing avapritinib for the treatment of advanced SM and indolent SM. SM is a rare hematologic disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and, in advanced forms of the disease, organ dysfunction and failure. Nearly all cases of SM are driven by the KIT D816V mutation, which aberrantly activates mast cells.

The FDA approved avapritinib under the brand name AYVAKIT for the treatment of adult patients with advanced SM, including ASM, SM-AHN, and MCL in June 2021, and for adult patients with indolent SM in May 2023. In March 2022, the European Commission approved the marketing authorization for AYVAKYT for the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy. These approvals were supported by our ongoing Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and our ongoing Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial.

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

The FDA’s approval of AYVAKIT for the treatment of patients with indolent SM, was supported by data from our Phase 2 clinical trial in indolent SM, which we refer to as the PIONEER trial. In August 2022, we reported positive top-line data for Part 2 of the PIONEER trial of AYVAKIT plus best available care versus placebo plus best available care. The European Medicines Agency, or EMA, validated a type II variation marketing authorization application (MAA) for AYVAKYT in indolent SM with a start of procedure date of January 27, 2023. In February 2023, we presented registrational PIONEER trial data for AYVAKIT in indolent SM at the American Academy of Allergy, Asthma and Immunology, or AAAAI, Annual Meeting. In May 2023, the New England Journal of Medicine Group published detailed results from the PIONEER trial of AYVAKIT in patients with indolent SM.

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

Elenestinib (BLU-263)

We are developing elenestinib, or BLU-263, an investigational, orally available, potent and highly selective KIT inhibitor, for the treatment of indolent SM and other mast cell disorders. Elenestinib is designed to have equivalent potency as avapritinib, with low off-target activity and lower penetration of the central nervous system (CNS) relative to avapritinib based on preclinical data.

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

Through our collaboration with CStone, China’s National Medicinal Products Administration (NMPA) approved AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and also received accelerated approval from the TFDA and approval in Hong Kong, both for adults with unresectable or metastatic GIST harboring PDGFRA D842V mutations.

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

RET-altered Cancers — GAVRETO® (pralsetinib)

We are developing and commercializing pralsetinib for the treatment of RET fusion-positive non-small cell lung cancer (NSCLC), and for the treatment of RET-altered thyroid carcinoma. We are also developing pralsetinib for the treatment of other RET-altered solid tumors. We have granted exclusive licenses to F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (which we refer to together as Roche) and CStone Pharmaceuticals (CStone), to develop and commercialize pralsetinib in their respective territories. In February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective in February 2024, at which time we will regain commercialization and development rights for GAVRETO from Roche in the U.S. and Roche Territory. In conjunction with the termination, we have initiated the process of re-partnering GAVRETO for future development and commercialization. See “—Collaborations and Licenses Summary” below.

Pralsetinib received accelerated approval in the U.S. under the brand name GAVRETO for the treatment of (i) adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA approved test, (ii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant medullary thyroid cancer (MTC) who require systemic therapy, and (iii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). In June 2023, Roche voluntarily withdrew the indication of GAVRETO for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant MTC. The decision to withdraw the indication was made in consultation with the FDA, in accordance with the requirements of the FDA’s Accelerated Approval Program, with the official FDA withdrawal of the indication occurring on July 20, 2023. Specifically, AcceleRET-MTC, a Phase 3 clinical trial required by the FDA to convert the accelerated approval of GAVRETO for MTC to a full approval, will no longer be pursued due to lack of feasibility. The decision to withdraw the indication is not due to any new safety or efficacy data for GAVRETO or a product safety or quality issue, and other approved indications for GAVRETO in the U.S. are unaffected. The confirmatory studies to meet the commitments required to convert the remaining indications for GAVRETO, also approved under accelerated approval, to full approval, are ongoing.

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

In March 2021, through our collaboration with CStone, China’s NMPA approved GAVRETO for the treatment of patients with RET fusion-positive NSCLC patients previously treated with platinum-based chemotherapy. In March 2022, China’s NMPA approved GAVRETO for the treatment of RET-mutant MTC and RET fusion-positive thyroid cancer. GAVRETO was approved in Hong Kong in July 2022 for the treatment of RET fusion-positive NSCLC. In January 2023, the Taiwan Food and Drug Administration (TFDA) approved GAVRETO for the treatment of patients with RET fusion-positive locally advanced or metastatic NSCLC, RET-mutant MTC and RET fusion-positive thyroid cancer. In June 2023, China’s NMPA approved GAVRETO for the first-line treatment of adults with locally advanced or metastatic RET fusion-positive NSCLC.

We are currently evaluating pralsetinib in an ongoing Phase 1/2 clinical trial in patients with RET-altered NSCLC and other advanced solid tumors, which we refer to as the ARROW trial. The ARROW trial was fully enrolled in December 2021 and was subsequently transferred to Roche in May 2022.

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

EGFR-Mutated NSCLC — BLU-945, BLU-525 and BLU-451

We are developing a portfolio of investigational epidermal growth factor receptor (EGFR) inhibitors with the potential to address a spectrum of common and uncommon EGFR activating mutations, including exon 19 deletions, the L858R mutation, and exon 20 insertions. Patients with EGFR-driven NSCLC have high medical needs despite current standards of care. First, osimertinib has demonstrated shorter overall survival and progression-free survival in patients whose tumors have activating L858R mutations, and there are limited treatment options for exon 20 insertion-driven NSCLC. Second, the majority of patients will ultimately progress due to tumor resistance, and preventing mutations from emerging is an important treatment goal. Third, the brain is a common site of disease progression that has proven difficult to treat. We are working to address these challenges and prolong patient benefit by advancing development of rational combinations with our investigational EGFR therapies. Ultimately, we are seeking to address the significant medical needs in EGFR-mutant NSCLC that affect approximately 60,000 patients in major markets, including the U.S., European Union (EU), the UK, and Japan.

EGFR-Positive NSCLC — BLU-945

BLU-945 is a selective and potent investigational inhibitor of the activating EGFR L858R mutation and on-target T790M and C797X resistance mutations. Early data from the ongoing dose escalation part of the Phase 1/2 trial of BLU-945, which we refer to as our SYMPHONY trial, were presented at the American Association for Cancer Research (AACR) Annual Meeting in April 2022. BLU-945 demonstrated dose-dependent decreases in EGFR variant allele fractions via circulating tumor DNA (ctDNA) analysis and radiographic tumor reductions. BLU-945 was generally well-tolerated, with no significant adverse events (AEs) associated with wild-type EGFR inhibition. In the second half of 2022, we initiated a BLU-945 and osimertinib combination dose-escalation cohort in the ongoing Phase 1/2 SYMPHONY trial. In October 2022, preclinical data presented at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium showed that BLU-945 in combination with osimertinib prolonged tumor regression and survival in EGFR L858R-driven, treatment-naïve, patient-derived xenograft models.

 In November 2022, at our Investor Day, we reported updated monotherapy dose escalation data from the SYMPHONY trial showing BLU-945 was generally well-tolerated and led to target ctDNA responses and tumor shrinkage. In the late-line setting, significant off-target resistance was identified at baseline and end-of-treatment by ctDNA analysis, leading us to prioritize clinical development of BLU-945 in combination with osimertinib in the first line, where we do not expect multiple overlapping driver mutations. At our Investor Day, we reported early SYMPHONY trial dose escalation data showing BLU-945 in combination with osimertinib has been generally well-tolerated to-date. In June 2023, we presented updated monotherapy dose escalation data from the SYMPHONY trial at the American Society of Clinical Oncology (ASCO) Annual Meeting, and initial combination therapy data evaluating BLU-945 in combination with osimertinib in patients with late-line, osimertinib-refractory, EGFR-mutant NSCLC. BLU-945 monotherapy and in combination with osimertinib showed evidence of clinical activity and was generally well tolerated, with infrequent adverse events (AEs) associated with wildtype EGFR inhibition. Dose escalation studies are ongoing to reach the recommended Phase 2 dose (RP2D) and progress to dose expansion with BLU-945 in combination with osimertinib for first-line treatment of patients with EGFR L858R-positive NSCLC.

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

EGFR Exon 20 Insertion-Positive NSCLC — BLU-451

BLU-451 is a selective and potent investigational inhibitor under development for the treatment of EGFR exon 20 insertion-positive NSCLC and atypical EGFR mutations that we acquired in December 2021, through our acquisition of Lengo Therapeutics, Inc. In April 2022, we presented the first preclinical data for BLU-451 at the AACR Annual Meeting demonstrating that BLU-451 is a wild-type EGFR-sparing, CNS penetrant molecule which potently inhibited a broad range of exon 20 insertions and uncommon oncogenic point mutations. In addition, BLU-451 led to measurable tumor regression in a preclinical intracranial tumor model. Based on these foundational preclinical data, in March 2022 we initiated the Phase 1/2 trial of BLU-451 in patients with EGFR-driven NSCLC harboring exon 20 insertion mutations, which we refer to as our CONCERTO trial. In June 2023, we presented initial dose escalation data from the

CONCERTO trial of BLU-451 at the ASCO Annual Meeting, demonstrating evidence of safety and clinical benefit, including CNS activity, in patients with exon 20 insertion-positive NSCLC, and emerging dose-dependent ctDNA clearance and tumor shrinkage in patients with atypical EGFR mutations. Dose escalation is ongoing to determine a RP2D.

Cancers Vulnerable to CDK2 Inhibition — BLU-222

We are developing an investigational inhibitor, BLU-222, targeting CDK2 for the treatment of patients with cancers vulnerable to CDK2 inhibition. CDK2 is a cell cycle regulator and an important cancer target, with relevance across multiple malignancies, including hormone-receptor-positive breast cancer and other cancers, such as subsets of ovarian and endometrial cancer. Across multiple cancer types, aberrant CCNE1 hyperactivates CDK2, resulting in cell cycle dysregulation and tumor proliferation. Aberrant CCNE1 has been observed as a primary driver of disease, as well as a mechanism of resistance to CDK4/6 inhibitors and other therapies.

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

In the first quarter of 2022, we initiated the Phase 1/2 trial of BLU-222 in cancers vulnerable to CDK2 inhibition, which we refer to as our VELA trial. BLU-222 is being developed as monotherapy and in combination with other agents, including CDK4/6 inhibitors and estrogen receptors, antagonists, in hormone-receptor-positive, HER2-negative breast cancer (HR+/HER- BC), and as a single agent and in combination in CCNE1-amplified tumor types. In June 2023, we presented initial clinical data from the VELA trial at the ASCO Annual Meeting, showing that BLU-222 was generally well-tolerated with evidence of cell cycle pathway modulation and a confirmed partial response in a monotherapy-treated patient with HR+/HER2- metastatic breast cancer who previously received five lines of therapy, including the CDK4/6 inhibitors palbociclib and abemaciclib. We are continuing monotherapy dose escalation to identify a maximum tolerated dose and have initiated dose escalation of BLU-222 in combination with the CDK4/6 inhibitor, ribociclib, and the estrogen receptor antagonist, fulvestrant, in patients with HR+/HER2- metastatic breast cancer.

Advanced Cancers — BLU-852

BLU-852 is a selective and potent investigational inhibitor of MAP4K1, a well-characterized immunokinase that is believed to play a role in T cell regulation, developed under our cancer immunotherapy collaboration with Roche. Preclinical data presented at the virtual AACR Annual Meeting in April 2021 show that MAP4K1 inhibition enhanced intratumoral immune cell activation, overcame regulatory T cell mediated T cell suppression, and reduced tumor burden both as a monotherapy and in combination with checkpoint inhibition. Following the termination of our collaboration agreement with Roche, we have deprioritized advancement of BLU-852 and are exploring opportunities to re-partner the asset for future development.

Mast Cell Disorders – Wild-Type KIT Inhibition

Mast cells are the primary effector cells in several allergic-inflammatory diseases, including both inducible and spontaneous chronic urticaria, and wild-type KIT plays a central role in mast cell survival, proliferation, and activation. In the first half of 2023, we nominated the development candidate BLU-808 from our discovery programs, an oral, highly potent and selective wild-type KIT inhibitor. We plan to develop BLU-808 as a potential first- and best-in-class treatment for mast cell disorders, including chronic urticaria, a debilitating inflammatory skin disorder characterized by wheals (hives), and sleep disruption, stress and anxiety due to severe itching are major contributors to disease burden, as well as other potential related allergic-inflammatory indications.

Discovery Platform

We continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations, and craft drug candidates that potently and selectively target these kinases. In addition, we are expanding our discovery platform by building capabilities, supported by external collaborations, for targeted protein degradation of both kinase and non-kinase targets in precision oncology, with the goal of advancing transformative therapies to patients and further broadening the significant productivity of our research engine. Beyond the discovery programs described above, we have multiple pre-development candidate programs for undisclosed kinase targets.

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

Development and Commercialization Rights

We currently have worldwide development and commercialization rights to avapritinib, other than the rights licensed to CStone in Mainland China, Hong Kong, Macau and Taiwan (the CStone Territory). We have entered into distribution agreements for certain European countries in which we do not have our own infrastructure, and we plan to pursue additional regulatory approvals and commercialization of avapritinib in additional countries, including through additional distribution agreements. We have granted CStone an exclusive license to develop and commercialize pralsetinib and BLU-554 in the CStone Territory.

We granted Roche an exclusive license to develop and commercialize pralsetinib worldwide, excluding the CStone Territory and the U.S., and a co-exclusive license in the U.S. to develop and commercialize pralsetinib. In February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective in February 2024, at which time we will regain commercialization and development rights for GAVRETO from Roche in the U.S. and Roche Territory and have initiated the process of re-partnering GAVRETO for future development and commercialization. We will not be entitled to receive payment for milestones, if any, achieved after the receipt of the notice of termination but before the effective date of termination.

We currently have worldwide development and commercialization rights to BLU-945 and BLU-525, and any back-up forms thereof, other than the rights licensed to Zai Lab for these drug candidates in Mainland China, Hong Kong, Macau, and Taiwan (collectively, the Zai Lab Territory).

We have worldwide development and commercialization rights to all of our development and discovery programs, including elenestinib (BLU-263), BLU-451, BLU-222, BLU-852 and BLU-808.

We have granted an exclusive worldwide license to Clementia to develop and commercialize BLU-782.

We have granted an exclusive worldwide license to IDRx for a development candidate-stage KIT exon 13 inhibitor, IDRX-73.

Collaborations and Licenses

Roche—Immunotherapy Collaboration. In March 2016, we entered into a collaboration with Roche to discover, develop and commercialize small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, including the kinase target MAP4K1, as single products or possibly in combination with other therapeutics. In 2022, Roche endorsed a clinical development plan for IND-enabling activities for BLU-852, as a single agent and in combination with atezolizumab, in advanced cancers. On April 30, 2023, we entered into a mutual termination agreement with Roche, which we refer to as the Termination Agreement, pursuant to which the parties mutually agreed to terminate the Roche immunotherapy agreement such that the rights and licenses granted to Roche related to MAP4K1 have terminated in their entirety and we retained the rights to any and all compounds developed under the collaboration. Further, we retain the flexibility to research, develop, manufacture, commercialize and otherwise exploit the assets developed under the collaboration. We have deprioritized advancement of the program and are exploring opportunities to re-partner the asset for future development.

Roche—Pralsetinib Collaboration. In July 2020, we entered into a collaboration with Roche to develop and commercialize pralsetinib for the treatment of RET-altered cancers. Under the collaboration, we and Genentech are co-commercializing GAVRETO in the U.S., and Roche was granted exclusive commercialization rights for pralsetinib outside of the U.S., excluding the CStone Territory, which consists of Mainland China, Hong Kong, Macau and Taiwan. In February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective in February 2024, at which time we will regain commercialization and development rights for GAVRETO from Roche in the U.S. and Roche Territory. Until the termination of the collaboration agreement is effective, the parties will continue to perform their respective obligations under the collaboration agreement, including with respect to the development and commercialization of GAVRETO. The parties will enter into a transition plan to facilitate the reversion of the product, including reasonable allocation of costs and expenses. We will not be entitled to receive payment for milestones, if any, achieved after the receipt of the notice of termination but before the effective date of termination. Upon the termination becoming effective, our exclusivity obligations under the collaboration agreement will terminate and we have initiated the process of re-partnering GAVRETO for future development and commercialization.

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

Debt Facility. In June 2022, we entered into a Financing Agreement for up to $660.0 million with Sixth Street Partners. The Financing Agreement, as amended, provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice, subject to certain terms and conditions. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan.

Note on the COVID-19 Pandemic

The COVID-19 pandemic had widespread and unpredictable impacts on global societies, economies, financial markets, and business practices. Although the immediate impacts of COVID-19 have receded, we will continue to closely monitor the evolution and global impact of the COVID-19 pandemic and our focus remains on promoting employee health and safety while continuing to advance the research and development of our drug candidates and to deliver our approved drugs to patients in need. Please refer to our Risk Factors in Part II, Item IA of this Quarterly Report on Form 10-Q for further discussion of risks related to the COVID-19 pandemic.

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through June 30, 2023, we have received an aggregate of $3.6 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, or IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, or Alexion, and $150.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

Since inception, we have incurred significant operating losses. Our net loss was $262.4 million for the six months ended June 30, 2023. Our net losses were $557.5 million and $644.1 million for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $2,095.3 million. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses will continue to increase in connection with our ongoing activities, particularly as we:

●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize our drug and any current or future drug candidates for which we may obtain marketing approval;
●	seek marketing approval for avapritinib in additional geographies, as well as for indolent SM in geographies outside the U.S., and pralsetinib for an additional indication;
●	initiate or advance clinical development activities for other current or future drug candidates as monotherapies or in combination with other agents;
●	continue to discover, validate and develop additional drug candidates or development candidates, including elenestinib (BLU-263), BLU-945, BLU-525, BLU-451, BLU-222 and BLU-808;
●	continue to manufacture increasing quantities of drug substance and drug product material for use in preclinical studies, clinical trials and commercialization and to purchase quantities of other agents for use in our clinical trial as we develop our drugs and drug candidates as potential combination therapies or for use as comparator agents;
●	conduct research and development activities under our collaborations with Zai Lab and Proteovant;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license additional businesses, technologies, drugs or drug candidates, form strategic alliances or create joint ventures with third parties; and
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel.

Revenue

In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization to AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with advanced SM, including ASM, SM-AHN and MCL. In March 2022, the European Commission expanded the marketing authorization for AYVAKYT to include the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy. In May 2023, the FDA approved AYVAKIT for the treatment of adult patients with indolent SM.

For the three and six months ended June 30, 2023, our revenue primarily consisted of product sales of AYVAKIT/ AYVAKYT as well as collaboration and license revenue under our immunotherapy collaboration with Roche and our collaboration with CStone. Collaboration and license revenue for the three and six months ended June 30, 2023 primarily includes amounts that were recognized related to an achieved milestone payment, amounts due to us for research and development services and royalties earned under these collaboration agreements.

In the future, we expect to generate revenue from a combination of sources, including sales of our current drug product and any current or future drug candidates for which we receive marketing approval, royalties on drug sales, upfront, milestone, profit sharing and other payments, if any, under any current or future collaborations and licenses, including revenues related to the supply of our drug candidates or approved drugs to our various collaboration partners. We anticipate variability in revenue in the future as a result of the timing and amount of product sales, license fees, research and development services, manufacturing services, and achievement of milestones or other payments under our collaboration or license agreements, if any.

During 2023, we expect net product revenues to increase, as compared to 2022, as we continue to add new patients onto AYVAKIT/AYVAKYT, including advanced SM and indolent SM with the recent label expansion.

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

Prior to receiving the initial FDA approval for AYVAKIT in January 2020, and subsequent approval in June 2021, we manufactured inventory to be sold upon commercialization and recorded approximately $31.0 million related to this inventory as research and development expense. As a result, the manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in prior periods and are therefore excluded from the cost of goods sold for the three and six months ended June 30, 2023 and 2022. We estimate our cost of goods sold related to product revenue as a percentage of net product revenue will continue to be positively impacted as we sell through certain inventory that was previously expensed prior to FDA approval. We expect to sell through our pre-launch inventory in the near term. Once the low-cost inventory balances are sold through, we estimate our costs of goods sold related to product sales to remain in the mid-single digit percentage range. Cost of goods sold related to sales of drug products to our collaboration partners are at lower margins and will partially offset the positive impact of the previously expensed inventory.

Expenses

Collaboration Loss Sharing

On July 1, 2021, Roche took over certain responsibilities associated with product sales to customers, pricing and distribution matters related to GAVRETO in the U.S. and became the principal for recording product sales to customers in the U.S. Collaboration loss sharing consists of our share of the losses incurred from sales of GAVRETO to customers in the U.S. under our collaboration for pralsetinib with Roche. For additional information, see Note 10, Collaboration and License Agreements, to our unaudited condensed consolidated financial statements. We anticipate variability in collaboration loss sharing from period to period as a result of the timing and amount of GAVRETO sales.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our drug candidates, which include:

●	expenses incurred to acquire in-process research and development asset with no alternative future use;
●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf;
●	expenses incurred in connection with development activities under our collaboration for pralsetinib with Roche and research and development activities under our collaboration with Proteovant;
●	the cost of consultants in connection with our research and development activities;
●	the cost associated with regulatory quality assurance and quality control operations;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical study materials, clinical trial materials and commercial supply materials; and
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs in support of research and development activities.

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

The following tables summarize our research and development expenses by program for the three and six months ended June 30, 2023 and 2022. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended June 30,
	2023	2022	Dollar change	% Change
Avapritinib external expenses	$10,057	$13,961	$(3,904)	(28)%
Pralsetinib external expenses	5,164	8,674	(3,510)	(40)
BLU-263 external expenses	6,333	8,925	(2,592)	(29)
EGFR franchise (BLU-451/525/701/945) external expenses	11,651	26,827	(15,176)	(57)
BLU-222 external expenses	12,501	14,640	(2,139)	(15)
Other development and pre-development candidate expenses and unallocated expenses	27,380	22,073	5,307	24
Internal research and development expenses	36,977	33,366	3,611	11
Total research and development expenses	$110,063	$128,466	$(18,403)	(14)%

	Six Months Ended June 30,
	2023	2022	Dollar change	% Change
Avapritinib external expenses	$21,389	$23,933	$(2,544)	(11)%
Pralsetinib external expenses	9,463	19,631	(10,168)	(52)
BLU-263 external expenses	13,730	18,021	(4,291)	(24)
EGFR franchise (BLU-451/525/701/945) external expenses	33,145	43,439	(10,294)	(24)
BLU-222 external expenses	21,868	20,719	1,149	6
Other development and pre-development candidate expenses and unallocated expenses	47,703	40,411	7,292	18
Internal research and development expenses	74,837	65,445	9,392	14
Total research and development expenses	$222,135	$231,599	$(9,464)	(4)%

*

Pralsetinib external expenses include expenses reimbursable to Roche under our collaboration for pralsetinib with Roche, and other development and pre-development candidate expenses include expenses reimbursable to us under our other collaboration agreements.

We expect our research and development expenses to increase in future periods as our drug candidate development programs progress. These expenses include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for active pharmaceutical ingredient, or API, drug product and drug substance for current and future clinical trials. Our research and development expenses may further increase with potential new collaborations and future acquisitions. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our approved drugs or drug candidates for which we may receive marketing approval, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

During 2023, we expect our research and development expenses to be relatively consistent, as compared to 2022, as we continue to enhance operational efficiency across our portfolio while executing across our top priority programs. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results and regulatory review of our ongoing clinical trial programs.

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

During 2023, we expect that selling, general and administrative expenses will increase, as compared to 2022, as we continue to build out our global commercial and compliance infrastructure and field team to support the launch of indolent SM.

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest expense related to our financing arrangements with Royalty Pharma and Sixth Street Partners. Interest expense on liabilities related to the sale of future royalties and revenues consists of the periodic interest calculated using the effective interest rate method over the future estimated royalty payments due to Royalty Pharma and Sixth Street Partners over the life of the agreements. Interest expense on the term loan with Sixth Street Partners results from the amortization of the debt liability using the effective interest method over the maturity of the term loan. We anticipate variability in interest expense from period to period as a result of the timing and amount of the sales of the underlying products and the changes in interest rates. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

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

Performance-Based Restricted Stock Unit Awards

Fair value of performance-based restricted stock unit awards (PSUs) at the grant date are estimated using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, the defined consecutive trading day average closing stock price on the grant date, expected volatility of our stock price, risk-free rates of return and expected dividend yield. The probability of actual shares expected to be earned is considered in the grant date valuation and the expense is not adjusted to reflect the actual units earned. The PSUs cliff vest at the end of the service period and therefore the compensation expense for PSUs is recognized straight-line over the applicable service period.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage (in thousands):

	Three Months Ended June 30,
	2023	2022	Dollar Change	% Change
Total revenues	$57,570	$36,547	$21,023	58%
Total cost and operating expenses	185,551	194,185	(8,634)	(4)
Total other income (expense), net	(4,622)	1,059	(5,681)	(536)
Loss before income taxes	(132,603)	(156,579)	23,976	15
Income tax expense	190	3,130	(2,940)	(94)
Net loss	$(132,793)	$(159,709)	$26,916	17%

Total Revenues

Total revenues consist of the following (in thousands):

	Three Months Ended June 30,
	2023	2022	Dollar Change	% Change
Product revenue, net	$39,876	$28,454	$11,422	40%
Collaboration and license revenue	17,694	8,093	9,601	119
Total revenues	$57,570	$36,547	$21,023	58%

Product Revenue, Net

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT during the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Dollar Change	% Change
United States	$34,307	$24,682	$9,625	39%
Rest of World	5,569	3,772	1,797	48
Total	39,876	28,454	11,422	40%

Product revenue, net increased during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily driven by growth in the number of SM patients on therapy, including advanced SM and indolent SM with the recent label expansion.

Collaboration and License Revenue

The following table summarizes the revenue recognized from our collaboration and license agreements during the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Dollar change	% Change
CStone collaboration	$13,390	$6,082	$7,308	120%
Roche immunotherapy collaboration	3,709	1,183	2,526	214
Other	595	828	(233)	(28)
Total collaboration and license revenue	$17,694	$8,093	$9,601	119%

Revenue recognized from our collaboration and license agreements increased during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to:

●	Increased revenue from our CStone collaboration due the $9.0 million specified regulatory milestone achieved during the three months ended June 30, 2023; and

●	Increased revenue from our Roche immunotherapy collaboration during the three months ended June 30, 2023 due to the collaboration agreement termination and the completion of the research and development services related to the collaboration agreement, which resulted in an increase in the percentage of completion of revenue to be recognized under the collaboration agreement.

Cost of Product Sales

The following table summarizes the cost of product sales during the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Dollar change	% Change
Cost of product sales	$1,803	$795	$1,008	127%
Cost of collaboration sales	520	4,091	(3,571)	(87)
Total cost of sales	$2,323	$4,886	$(2,563)	(52)%

Cost of sales decreased during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to a decrease in the cost of collaboration related sales which was driven by fewer shipments made to our collaboration partners. The increase in cost of product sales was primarily driven by an increase in product sales.

Collaboration Loss Sharing

The following table summarizes the collaboration loss sharing expense during the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Dollar Change	% Change
Collaboration loss sharing	$1,234	$2,145	$(911)	(42)%

Collaboration loss sharing under the collaboration with Roche for pralsetinib decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to higher GAVRETO product sales in the U.S. during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Research and Development Expense

The following table summarizes the research and development expenses during the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Dollar change	% Change
Clinical and manufacturing related activities	$36,626	$55,230	$(18,604)	(34)%
Compensation and related	27,880	23,893	3,987	17
Early drug discovery and platform	19,489	21,889	(2,400)	(11)
Stock-based compensation	10,227	10,497	(270)	(3)
Consulting and professional services	7,166	8,695	(1,529)	(18)
Facilities and IT	8,187	6,934	1,253	18
Other	488	1,328	(840)	(63)
Total research and development expenses	$110,063	$128,466	$(18,403)	(14)%

Research and development expense decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to:

●	A decrease of $18.6 million in clinical and manufacturing related activities primarily due to our continued effort to enhance operational efficiency across our portfolio while executing across our top priority programs as well as the timing of manufacturing of clinical trial materials; and
●	A decrease of $2.4 million in costs related to early drug discovery efforts due to decreased activities for our early-staged drug discovery programs and the termination of MAP4K1 (BLU-852) under the Roche immunotherapy agreement.

Selling, General and Administrative Expense

The following table summarizes the sales, general and administrative expenses during the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Dollar change	% Change
Compensation and related	$29,451	$21,141	$8,310	39%
Stock-based compensation	13,594	14,850	(1,256)	(8)
Commercial and related	11,367	9,625	1,742	18
Consulting and professional services	10,167	7,215	2,952	41
Facilities and IT	3,403	2,767	636	23
Other	3,949	3,090	859	28
Total sales, general and administrative expenses	$71,931	$58,688	$13,243	23%

Selling, general and administrative expense increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to:

●	An increase of $8.3 million in compensation and related costs driven by increased headcount in our field team to support our commercial activities related to indolent SM launch; and
●	An increase of $3.0 million in consulting and professional services to support commercial activities related to AYVAKIT/AYVAKYT and our growing business.

Interest Income (Expense), Net

The following table summarizes the interest income (expense), net, during the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Dollar Change	% Change
Interest income	$7,749	$433	$7,316	1,690%
Interest expense	(11,745)	(6)	(11,739)	n/a
Interest income (expense), net	$(3,996)	$427	$(4,423)	(1,036)%

Interest expense, net, increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to the interest charges on the liability related to the sale of future revenues and the term loan with Sixth Street Partners. The increase in interest expense was partially offset by higher interest income earned on the Company’s investments during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Other Income (Expense), Net

The following table summarizes the other income (expense), net, during the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Dollar Change	% Change
Other income (expense), net	$(626)	$632	$(1,258)	(199)%

Other expense, net, increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to an increase in foreign currency losses.

Income Tax Expense

The following table summarizes the income tax expense during the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Dollar Change	% Change
Income tax expense	$190	$3,130	$(2,940)	(94)%

Income tax expense decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to the Company’s estimated taxable loss position for the year ended December 31, 2023, whereas, during the three months ended June 30, 2022, the Company was in estimated taxable income position for the calendar year ended December 31, 2022 due to the cash considerations received under the royalty purchase agreement and the purchase and sale agreement entered into with Royalty Pharma and Sixth Street Partners, respectively, in June 2022.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage (in thousands):

	Six Months Ended June 30,
	2023	2022	Dollar Change	% Change
Total revenues	$120,857	$99,278	$21,579	22%
Total cost and operating expenses	373,045	362,720	10,325	3
Total other income (expense), net	(9,456)	1,046	(10,502)	(1,004)
Loss before income taxes	(261,644)	(262,396)	752	0
Income tax expense	710	3,313	(2,603)	(79)
Net loss	$(262,354)	$(265,709)	$3,355	1%

Total Revenues

Total revenues consist of the following (in thousands):

	Six Months Ended June 30,
	2023	2022	Dollar Change	% Change
Product revenue, net	$78,945	$52,295	$26,650	51%
Collaboration and license revenue	41,912	46,983	(5,071)	(11)
Total revenues	$120,857	$99,278	$21,579	22%

Product Revenue, Net

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT during the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Dollar Change	% Change
United States	$69,234	$45,834	$23,400	51%
Rest of World	9,711	6,461	3,250	50
Total	78,945	52,295	26,650	51%

Product revenue, net increased during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily driven by growth in the number of SM patients on therapy, including advanced SM and indolent SM with the recent label expansion.

Collaboration and License Revenue

The following table summarizes the revenue recognized from our collaboration and license agreements during the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Dollar change	% Change
Roche immunotherapy collaboration	$25,705	$(765)	$26,470	n/a %
CStone collaboration	15,042	15,294	(252)	(2)
Clementia license agreement	—	30,000	(30,000)	(100)
Other	1,165	2,454	(1,289)	(53)
Total collaboration and license revenue	$41,912	$46,983	$(5,071)	(11)%

Revenue recognized from our collaboration and license agreements decreased during the six months ended June 30, 2023 as compared to six months ended June 30, 2022 primarily due to:

●	Decreased revenue from our license agreement with Clementia due to revenue from a $30.0 million milestone payment related to a specified development milestone achieved during the six months ended June 30, 2022.

The decrease was partially offset by:

●	Increased revenue under our Roche immunotherapy collaboration during the six months ended June 30, 2023 due to the collaboration agreement termination which resulted in the reduction in the costs incurred to satisfy our performance obligation under the Roche immunotherapy collaboration, and consequently, increased the transaction price and the percentage of completion of revenue to be recognized under the collaboration agreement.

Cost of Product Sales

The following table summarizes the cost of product sales during the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Dollar change	% Change
Cost of product sales	$2,986	$1,428	$1,558	109%
Cost of collaboration sales	2,512	8,536	(6,024)	(71)
Total cost of sales	$5,498	$9,964	$(4,466)	(45)%

Cost of sales decreased during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to a decrease in the cost of collaboration related sales which was driven by fewer shipments made to our collaboration partners. The increase in cost of product sales was primarily driven by an increase in product sales.

Collaboration Loss Sharing

The following table summarizes the collaboration loss sharing expense during the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Dollar Change	% Change
Collaboration loss sharing	$2,530	$5,410	$(2,880)	(53)%

Collaboration loss sharing under the collaboration with Roche for pralsetinib decreased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to higher GAVRETO product sales in the U.S. during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Research and Development Expense

The following table summarizes the research and development expenses during the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Dollar change	% Change
Clinical and manufacturing related activities	$74,122	$94,662	$(20,540)	(22)%
Compensation and related	56,527	46,588	9,939	21
Early drug discovery and platform	38,037	37,822	215	1
Stock-based compensation	20,344	20,538	(194)	(1)
Consulting and professional services	15,101	15,759	(658)	(4)
Facilities and IT	16,691	13,951	2,740	20
Other	1,313	2,279	(966)	(42)
Total research and development expenses	$222,135	$231,599	$(9,464)	(4)%

Research and development expense decreased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to:

●	A decrease of $20.5 million in clinical and manufacturing related activities primarily due to our continued effort to enhance operational efficiency across our portfolio while executing across our top priority programs, the timing of manufacturing of clinical trial materials and decreased activities related to pralsetinib clinical studies; offset by
●	An increase of $9.9 million in compensation and related costs driven by increased headcount to support the progression of our pipeline.

Selling, General and Administrative Expense

The following table summarizes the sales, general and administrative expenses during the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Dollar change	% Change
Compensation and related	$59,949	$41,940	$18,009	43%
Stock-based compensation	26,673	28,208	(1,535)	(5)
Commercial and related	21,417	16,580	4,837	29
Consulting and professional services	19,704	16,987	2,717	16
Facilities and IT	6,958	5,916	1,042	18
Other	8,181	6,116	2,065	34
Total sales, general and administrative expenses	$142,882	$115,747	$27,135	23%

Selling, general and administrative expense increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to:

●	An increase of $18.0 million in compensation and related costs driven by increased headcount in our sales force to support our commercial activities related to indolent SM launch; and

●	An increase of $4.8 million in commercial and related activities primarily related to the expansion of our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT.

Interest Income (Expense), Net

The following table summarizes the interest income (expense), net, during the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Dollar Change	% Change
Interest income	$13,649	$875	$12,774	1,460%
Interest expense	(23,464)	(6)	(23,458)	n/a
Interest income (expense), net	$(9,815)	$869	$(10,684)	(1,229)%

Interest expense, net, increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to the interest charges on the liability related to the sale of future revenues and the term loan with Sixth Street Partners. The increase in interest expense was partially offset by higher interest income earned on the Company’s investments during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Other Income, Net

The following table summarizes the other income, net, during the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Dollar Change	% Change
Other income, net	$359	$177	$182	103%

Other income, net, increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to an increase in other income earned from the transfer of pre-launch inventory to a third party, partially offset by an increase in foreign currency losses.

Income Tax Expense

The following table summarizes the income tax expense during the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Dollar Change	% Change
Income tax expense	$710	$3,313	$(2,603)	(79)%

Income tax expense decreased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to the Company’s estimated taxable loss position for the year ended December 31, 2023, whereas, during the six months ended June 30, 2022, the Company was in estimated taxable income position for the calendar year ended December 31, 2022 due to the cash considerations received under the royalty purchase agreement and the purchase and sale agreement entered into with Royalty Pharma and Sixth Street Partners, respectively, in June 2022.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and license agreements, future royalty and revenue monetization, and a term loan. Through June 30, 2023, we have received an aggregate of $3.6 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion, and $150.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $836.6 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(253,436)	$(250,982)
Net cash provided by investing activities	204,857	35,977
Net cash provided by financing activities	5,298	178,762
Net decrease in cash, cash equivalents, and restricted cash	$(43,281)	$(36,243)

Net Cash Used in Operating Activities. For the six months ended June 30, 2023, compared to the same period in 2022, the $2.5 million increase in net cash used in operating activities was primarily due to changes in our operating assets and liabilities of $12.7 million, partially offset by a decrease in our net loss of $3.4 million and an increase in non-cash adjustments of $6.9 million. The changes in net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments.

Net Cash Provided by Investing Activities. For the six months ended June 30, 2023, compared to the same period in 2022, the $168.9 million increase in net cash provided by investing activities was primarily due to the $170.3 million increase in net proceeds received from maturities of available for sale investments.

Net Cash Provided by Financing Activities. For the six months ended June 30, 2023, compared to the same period in 2022, the $173.5 million decrease in net cash provided by financing activities was due to the $175.0 million gross proceeds provided by the sale of future royalties during the six months ended June 30, 2022.

Debt Financing

In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma. Pursuant to the Royalty Purchase Agreement, we received an upfront payment of $175.0 million in consideration for our rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone Territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of June 30, 2023, the net carrying value of the liability related to this arrangement was $175.6 million.

In July 2022, we closed a Future Revenue Purchase Agreement with Sixth Street Partners and received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/ AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of elenestinib (BLU-263), but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of June 30, 2023, the net carrying value of the liability related to this arrangement was $261.7 million.

In July 2022, we closed a Financing Agreement for up to $660.0 million with Sixth Street Partners. The Financing Agreement, entered into by the parties in connection with the transaction provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice subject to certain terms and conditions. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan. As of June 30, 2023, the net carrying value of the term loan was $140.0 million.

Our obligations under the Financing Agreement are secured, subject to certain exceptions, by security interests in the substantially all of our assets and our certain subsidiaries. The Financing Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Financing Agreement also requires us to have consolidated liquidity of at least (i) $50.0 million during the period commencing from the date on which the term loans are funded to the date which is the day before the next term loans are funded and (ii) $80.0 million for each day thereafter. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT/AYVAKYT, GAVRETO and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We will also incur additional significant costs if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we may seek to obtain additional funding from time to time in connection with our continuing operations or business objectives. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $836.6 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

●	the success of our commercialization efforts and market acceptance for AYVAKIT/AYVAKYT, GAVRETO or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT/AYVAKYT and any of our current or future drug candidates for which we receive marketing approval;
●	the costs of securing manufacturing, packaging and labeling arrangements to ensure adequate supply for development activities and commercial production, including API, drug substance and drug product material for use in preclinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the cost of purchasing quantities of agents for use in our clinical trials in connection with our efforts to develop our drugs and drug candidates, including for development as combination therapies;
●	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, to the extent these expenses are not the responsibility of our collaboration partners;
●	the success of our collaborations with CStone, Zai Lab and Proteovant and our license agreements with Clementia and IDRx, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration or license agreements, our financing arrangements, or any collaboration, partnership, financing or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations.

Identifying potential drug candidates, conducting preclinical development and testing and clinical trials and, for any drug candidates that receive marketing approval, establishing and maintaining commercial infrastructure is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals and achieve substantial revenues for any of our drugs that receive marketing approval, including for AYVAKIT/AYVAKYT and GAVRETO. In addition, our drugs and any current or future drug candidates that receive marketing approvals may not achieve commercial success. Accordingly, we may need to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

During the six months ended June 30, 2023, there was a decrease of $7.3 million in our contractual obligations described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023 and December 31, 2022, we had cash, cash equivalents and marketable securities of $836.6 million and $1,078.5 million, respectively, consisting primarily of money market funds and investments in U.S. government agency and treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from monetary policy from the U.S. and international central banks, inflationary pressures and the Russian invasion of Ukraine. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2023 and December 31, 2022, we held limited funds and future obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the three and six months ended June 30, 2023. However, if inflation remains at current levels for an extended period of time, or increases, our costs are likely to increase, which may negatively impact our margins and cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

●	We are in the process of growing as a commercial company and the marketing and sale of AYVAKIT® (avapritinib) (marketed in Europe under the brand name AYVAKYT®), GAVRETO® (pralsetinib) or any future approved drugs may be unsuccessful or less successful than anticipated.
●	The commercial success of our current and future drugs will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
●	If the market opportunities for our approved drugs or drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be adversely affected.
●	We face substantial competition, which may result in our commercial opportunity being reduced or limited by others commercializing, developing or discovering drugs before or more successfully than we do.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any of our approved drugs or drug candidates that we may develop.

●	If we are unable to obtain regulatory approval for our drug candidates (including for avapritinib in additional geographies, as well as for indolent SM in geographies outside of the U.S., and pralsetinib for an additional indication) and ultimately commercialize them, or experience significant delays in doing so, our business may be materially harmed.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates and, if applicable, for any related companion diagnostic tests, we will not be able to commercialize, or may be delayed in commercializing, such drug candidates, and our ability to generate revenue will be materially impaired.
●	Our drugs and drug candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, result in restrictive distribution or result in other negative consequences following marketing approval, if any.
●	Positive preclinical data, individual case report presentations, and interim or early or clinical results for our drug candidates may not be indicative of future results and may not evolve into final clinical data that supports continued clinical development or into registration-enabling data.
●	We may not be successful in our efforts to expand our pipeline of drug candidates.
●	We are required to comply with comprehensive and ongoing regulatory requirements for any of our current or future approved drugs, including conducting confirmatory clinical trials for any drug that receives accelerated approval. In addition, our current or future approved drugs could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.
●	We have incurred operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	We have entered into collaborations and licenses with our partners for the development and commercialization of several of our drugs and drug candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these drugs and drug candidates.
●	We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.
●	We contract with third parties for the manufacture of our approved drugs and drug candidates, including for preclinical, clinical and commercial supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our approved drugs or drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and drugs or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
●	Our business, results of operations and future growth prospects could be materially and adversely affected by a resurgence of the COVID-19 pandemic.
●	We may acquire or in-license businesses, technologies or platforms, approved drugs, drug candidates or discovery-stage programs, or form strategic alliances, collaborations or partnerships, in the future, and we may not realize the benefits of such acquisitions, in-licenses, alliances, collaborations or partnerships.
●	The price of our common stock has been and may in the future be volatile and fluctuate substantially.

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

●delays or disruptions to sales and marketing activities.

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

AYVAKIT/AYVAKYT and elenestinib (BLU-263) face competition for advanced SM from Novartis AG’s midostaurin and imatinib, and may face competition from drug candidates in development, including that being developed by Cogent Biosciences, Inc. Avapritinib and elenestinib may face non-advanced SM competition from drug candidates in development, including those being developed by AB Science S.A., Allakos Inc., Celldex Therapeutics, Inc. and Cogent Biosciences, Inc.

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

GAVRETO faces competition for RET fusion-positive NSCLC and RET fusion-positive thyroid cancer, from Eli Lilly and Company’s selpercatinib. If pralsetinib receives marketing approval for patients with other solid tumors, it will also face competition from selpercatinib for these additional indications. In addition, pralsetinib may face competition from other drug candidates in development for RET-altered cancers, including those being developed by AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc., Stemline Therapeutics, Inc., and Turning Point Therapeutics, Inc., as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, sorafenib, sunitinib and vandetinib.

We are developing BLU-525 and BLU-945 for treatment-resistant EGFR-mutated NSCLC, which, if approved, will face competition from AstraZeneca plc’s osimertinib and aumolertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRx, Inc. and approved in China. In addition, BLU-525 and BLU-945 may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Abbisko Therapeutics Co. Ltd, Shanghai Allist Pharmaceuticals Co. Ltd. (Allist), Arrivent Biopharma, Inc., Betta Pharmaceuticals Co. Ltd., Black Diamond Therapeutics, Inc., Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., Daiichi Sankyo Company, Limited, Janssen Pharmaceuticals, Inc., J INTS Bio, Kanaph Therapeutics Inc., Qilu Pharmaceutical Co., Ltd., RedCloud Bio, Suzhou Junjing Biosciences, Suzhou Puhe Biopharma Co. Limited, Systimmune, Taiho Oncology, Therapex, Theseus Pharmaceuticals, Inc.

We are developing BLU-451 for NSCLC driven by EGFR exon 20 insertions or other rare, atypical mutations, which, if approved, will face competition from AstraZeneca plc’s osimertinib, Boehringer Ingelheim Pharmaceuticals’ afatinib, Janssen Pharmaceuticals’s amivantamab, and Takeda Pharmaceuticals’ mobocertinib. In addition, BLU-451 may face competition from drug candidates in development for NSCLC driven by EGFR exon 20 insertions or other rare, atypical mutations, including those being developed by Abbisko Therapeutics Co., Ltd., Avistone, Bayer AG, Black Diamond Therapeutics, Cullinan Oncology, Inc., Daiichi Sankyo Company, Limited, Dizal Pharmaceutical Co. Ltd., Shenzhen Forward Pharmaceutical Co., Ltd., Huadong Medicine Co., Ltd., Shanghai Junshi Biosciences Co., Ltd., Oric Pharmaceuticals, Inc, Scorpion Therapeutics, Inc; Suzhou Puhe Biopharma Co. Limited, and TYK Medicines, Inc.

We are developing BLU-222 for cancers vulnerable to CDK2 inhibition, including CCNE1-aberrant cancers, which, if approved, will face competition from indication-specific therapies such as AstraZeneca and Daiichi Sankyo’s Enhertu, AstraZeneca and Merck’s olaparib, Clovis Oncology’s rucaparib, Eisai’s Lenvatinib, Genentech’s bevacizumab, GSK’s niraparib, GSK’s dostarlimab, Menarini Group & Stemline Therapeutics’ elacestrant, Merck’s pembrolizumab, and Novartis' alpelisib. In addition, BLU-222 may face competition from drug candidates in development, including those being developed by Acrivon Therapeutics, Allorion Therapeutics, Inc., Anrui Biomedical Technology, Arvinas, AstraZeneca plc, Aucentra Therapeutics, BioTheryX, Inc., Cedilla Therapeutics, Inc., Cyclacel Pharmaceuticals Inc., Eli Lilly and Company, Exelixis, Gilead Sciences, Inc., IMPACT Therapeutics, Inc., Incyclix Bio, LLC, Incyte Corporation, Monte Rosa Therapeutics, Inc., Pfizer Inc., Plexium, Inc., Regor Therapeutics Inc., Relay Therapeutics, Inc., Repare Therapeutics, Inc., and Zentalis Pharmaceuticals, Inc.

We are developing BLU-852 for advanced cancers susceptible to MAP4K1 inhibition, which, if approved, will face competition from immuno-oncology products, including those developed by Bristol-Myers Squibb Company, Merck & Co., Inc., Regeneron Pharmaceuticals, Inc., Sanofi S.A., and AstraZeneca plc. In addition, BLU-852 may face competition from drug candidates in development for advanced cancers susceptible to MAP4K1 inhibition, including those being developed by 1st Biotherapeutics, Inc., BeiGene Ltd., Glenmark Pharmaceuticals Limited, MingMed Biotechnology Co., Ltd., Nimbus Therapeutics, LLC, Pfizer Inc., Regor Pharmaceuticals Inc., and Treadwell Therapeutics, Inc.

We are developing BLU-808 for chronic spontaneous urticaria, which if approved, will face competition from other therapies, including omalizumab developed by Genentech and Novartis. In addition, BLU-808 may face competition from drug candidates in development for chronic spontaneous urticaria, including those developed by Allakos Inc., Amgen Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Escient Pharmaceuticals, Inc., Jasper Therapeutics, Inc., Novartis AG, Regeneron Pharmaceuticals, Inc., Sanofi S.A., and Third Harmonic Bio, Inc.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drugs and drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostic tests. There has been limited success to date industry-wide in developing and commercializing these types of companion diagnostic tests. To be successful, we need to address a number of scientific, technical and logistical challenges. We have entered into agreements to develop and/or commercialize companion diagnostic tests with third parties, including for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, and pralsetinib in order to identify NSCLC patients with RET fusions. We have limited experience in the development and commercialization of companion diagnostic tests with third parties and may not be successful in developing and commercializing appropriate companion diagnostic tests with third parties to pair with our approved drugs or drug candidates that receive marketing approval. In addition, current commercially available diagnostic tests may become unavailable in the future. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the U.S. as medical devices and require separate regulatory clearance or approval prior to commercialization. We are relying on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize the companion diagnostic tests, including for avapritinib and pralsetinib, and we expect to rely in whole or in part on third parties to design, manufacture, obtain regulatory clearance or approval for and commercialize any other companion diagnostic tests for current and future drug candidates. We and our collaborators may encounter difficulties in developing and obtaining clearance or approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, our collaborators for any companion diagnostic test that we may seek to develop:

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

Risks Related to Drug Development and Regulatory Approval

If we are unable to advance our drug candidates to clinical development, obtain regulatory approval for our drug candidates, including for avapritinib in additional geographies, as well as for indolent SM in geographies outside the U.S., and for pralsetinib in an additional indication, and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

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

We may not be able to initiate or continue clinical trials for our drug candidates, including avapritinib and pralsetinib for an additional indication, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. Because the target patient populations for our drug candidates and approved drugs in clinical development for additional indications are relatively small, it may be difficult to successfully identify patients. Although we have entered into or plan to enter into agreements with third parties to develop companion diagnostic tests for use in some of our other current or future clinical trials in order to help identify eligible patients, we may experience delays in reaching, or fail to reach, agreement on acceptable terms to develop such companion diagnostic tests. Any third parties whom we engage to develop companion diagnostic tests may experience delays or may not be successful in developing such companion diagnostic tests, furthering the difficulty in identifying patients for our clinical trials. In addition, current commercially available diagnostic tests to identify appropriate patients for our clinical trials or any approved drug candidates may become unavailable in the future.

In addition, we experienced some delays or disruptions in enrollment in our ongoing clinical trials due to the COVID-19 pandemic, and we anticipate we may experience additional delays or disruptions in the future due to the changes in local site or IRB policies availabilities of site staff reprioritization of hospital resources, restricted access to healthcare professionals and testing sites and other containment measures or concerns among patients about participating in clinical trials during a pandemic. Furthermore, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates and approved drugs in clinical development for additional indications, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

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

Our drug candidates and any companion diagnostic tests related to our approved drugs or drug candidates, including the companion diagnostic tests that we are developing or have developed for avapritinib in order to identify GIST patients with the PDGFRA D842V mutation, and pralsetinib in order to identify NSCLC patients with RET fusions, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We may also need marketing clearance or approval for any related companion diagnostic tests, including the companion diagnostic tests that we are developing for avapritinib and pralsetinib.

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

We may seek approval of our drug candidates, where applicable, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies. In addition, it demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials, and under FDORA the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the product’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval. Additionally, if we are not able to obtain full approval of any accelerated approval product, including through the completion of post-marketing studies, we or our partners may decide to withdraw marketing of such products. Specifically, in June 2023, Roche voluntarily withdrew the indication of GAVRETO for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant MTC. The decision to withdraw the indication was made in consultation with the FDA, in accordance with the requirements of the FDA’s Accelerated Approval Program, with the official FDA withdrawal of the indication occurring on July 20, 2023.

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

We have in the past and may in the future seek approval of current or future drug candidates, where applicable, under the FDA’s accelerated approval pathway. Any current or future drug candidate for which we receive accelerated approval from the FDA, including GAVRETO, or similar conditional approval from the EMA, including AYVAKYT, or comparable regulatory authorities in other jurisdictions may be required to undergo one or more confirmatory clinical trials, as a condition of accelerated approval, be required to perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These post-market confirmatory trials must be completed according to timelines agreed upon with the FDA, and if they are not completed in accordance with these timelines than it could result in withdrawal of the indication. For example, the voluntary withdrawal AcceleRET-MTC, a Phase 3 clinical trial required by the FDA to convert the accelerated approval of GAVRETO for MTC to a full approval, is no longer being pursued due to lack of feasibility. If such drug candidate fails to meet its safety and efficacy endpoints in such confirmatory clinical trials, the regulatory authority may withdraw its approval. There is no assurance that any such drug candidate will successfully advance through its confirmatory clinical trial(s). Therefore, even if a drug candidate receives accelerated approval from the FDA or similar conditional approval from the EMA or comparable regulatory authorities, such approval may be withdrawn at a later date. In addition, under FDORA the FDA is now permitted to require, as appropriate, that post-marketing trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the product’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

We may face competition in the U.S. for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. For example, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal, in response to an October 2022 executive order from President Biden, that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. The Creating and Restoring Equal Access to Equivalent Samples Act (the CREATES Act) was enacted in 2019 requiring sponsors of approved new drug applications and biologics license applications to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to respond to such requests or any legal challenges under this law, our business could be adversely impacted.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through June 30, 2023, we have received an aggregate of $3.6 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, or Alexion and $150.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we also have generated revenue through sales of our drug products.

Since inception, we have incurred significant operating losses. Our net loss was $262.4 million for the six months ended June 30, 2023. Our net losses were $557.5 million and $644.1 million for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $2,095.3 million.

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
●initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our drug candidates, including for avapritinib in additional geographies, as well as for indolent SM in geographies outside of the U.S., and pralsetinib for an additional indication;
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

The development and commercialization of pharmaceuticals is capital-intensive. We are currently advancing multiple drug candidates and development programs through clinical and preclinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates, including marketing approval for avapritinib in additional geographies, as well as for indolent SM in geographies outside of the U.S., and pralsetinib for an additional indication. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT/AYVAKYT and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We may also need to raise additional funds if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate.

Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

●the success of our commercialization efforts and market acceptance for AYVAKIT/AYVAKYT or any of our current or future drug candidates for which we receive marketing approval;
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
●the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including seeking marketing approval for avapritinib in additional geographies, as well as for indolent SM in geographies outside of the U.S., and pralsetinib for an additional indication;
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

We have relied on certain third parties located in China to manufacture and supply certain raw materials used in our drugs and our drug candidates, and we expect to continue to use such third-party manufacturers for such purposes. In addition, certain of our drug candidates are being evaluated at clinical trial sites in China under our collaboration with CStone and through CROs located in China. A natural disaster, epidemic or pandemic disease outbreaks, including the COVID-19 pandemic, trade war, political unrest or other events in China could disrupt the business or operations of CROs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China that significantly impacts such third parties, including services provided by CROs for our research and development programs, clinical trial operations conducted by CROs or our collaborators, or our manufacturers ability to produce raw materials in adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future approved drugs or drug candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China, and we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases in China and the availability of skilled labor declines in China.

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

Under our current license agreements, we may not have the final or sole decision on whether we are able to opt out certain of our in-licensed European patents and patent applications from the recently created Unified Patent Court (UPC) for the European Union, that was ratified on June 1, 2023.  Our licensors may decide to not opt out the of the UPC, which would subject our in-licensed European patents and patent applications to the jurisdiction of the UPC. Furthermore, even if our licensors decide to opt out of the UPC, we cannot guarantee that our licensors will comply with the legal formalities and requirements for properly opting out of the UPC.  Thus, we cannot be certain that our in-licensed European patents and patent applications will not fall under the jurisdiction of the UPC. Under the UPC, a single European patent would be valid and enforceable in numerous European countries. A challenge to the validity of a European patent under the UPC, if successful, could result in a loss of patent protection in numerous European countries which could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

Our European patents and patent applications could be challenged in the recently created UPC for the European Union, that was ratified on June 1, 2023.  We may decide to opt out our European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.  Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. Although such patent rights would apply to numerous European countries, a successful challenge to a European patent under the UPC could result in loss of patent protection in numerous European countries. Accordingly, a single proceeding under the UPC addressing the validity and infringement of the European patent could result in loss of patent protection in numerous European countries rather than in each validated country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

Risks Related to Our Business, including Employee Matters, Managing Growth and Others

Our business, results of operations and future growth prospects could be materially and adversely affected by any resurgence of the COVID-19 pandemic.

To the extent there is a resurgence of the COVID-19 pandemic, our business, results of operations and future growth prospects may be impacted. Any impact will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of any such resurgence and government actions taken in response. In particular, our clinical and commercial supply chains, personnel, sales and marketing activities and clinical trial operations could be impacted. For example, during the initial COVID-19 pandemic, we experienced certain temporary delays and disruptions, including limited or reduced patient access to trial investigators, hospitals and trial sites, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites.

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

As of July 15, 2023, we had 660 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic caused extreme volatility and disruptions in the capital and credit markets. In addition, geopolitical developments, such as the Russian invasion of Ukraine or deterioration in the bilateral relationship between the U.S. and China could contribute to disruption, instability and volatility in the global markets, as well as an increased inflation, which in turn could adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows) could adversely affect our business, our supply chain, CROs, CMOs, clinical trial sites, collaborative partners, or other third parties with which we conduct business. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

Political development can also lead to uncertainty around regulations and rules that may materially affect our business. For example, as the UK regulatory system is now independent from the EU, a long-term effect of Brexit could be that the UK significantly alters its regulations affecting the clearance or approval of our drug or drug candidates that are developed in the UK. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our drug candidates receive regulatory approval in the UK, as compared to the EU and elsewhere.

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

Similarly, the increasing use of artificial intelligence, or AI, and machine learning technology in the biopharmaceutical industry presents new risks and challenges. The use of AI based software may lead to the inadvertent release of confidential or proprietary information, which may adversely impact our ability to realize the benefit of our intellectual property or cause us to incur liabilities. Further, as the regulatory framework for these technologies evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business, including as a result of the cost to comply with such laws or regulations.

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

Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. Notably, for example, on May 25, 2018, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR, took effect. The GDPR applies to any company established in the European Economic Area, or EEA, as well as any company outside the EEA that collects or otherwise processes personal data in connection with the offering goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, ensuring we have a valid legal basis to process personal data, maintaining records of our processing activities and to document data protection impact assessments where there is high risk processing, limitations on retention of information, mandatory data breach notification requirements, ensuring appropriate technical and organizational measures to be put in place to safeguard personal data and onerous new obligations on services providers. The GDPR imposes additional obligations and risk upon our business and substantially increase the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Further to the UK’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the UK GDPR). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. In this document, “GDPR” refers to both the EU and the UK GDPR, unless specified otherwise. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EEA.

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

Further, European data protection laws also regulates the transfer of personal data from the EEA and Switzerland to third countries that are not considered to provide adequate protections are provided for personal data. With regard to transfers of personal data from the EEA, transfers to third countries that have not been approved as “adequate” are prohibited unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses, or SCCs, approved by the European Commission, or EC, or binding corporate rules, or a derogation applies. In the past, companies in the U.S. were able to rely upon the Privacy Shield framework to legitimize data transfers from the EEA to the U.S. In July 2020, the Court of Justice of the European Union, or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems, or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, published by the EC are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EEA, and required businesses to adopt supplementary measures if such standard is not met.

On June 4, 2021, the European Commission issued new SCCs that account for the CJEU’s decision and other developments, which need to be put in place for new contracts involving the transfer of personal data from the EEA to a third country since September 27, 2021, and incorporated into existing contracts since December 27, 2022. The New SCCs do not apply to the UK, but the UK Information Commissioner’s Office has published its own transfer mechanism, the International Data Transfer Agreement, or UK IDTA, which entered into force on 21 March 2022, and enables data transfers originating from the UK. It requires a similar assessment of the data protection provided in the importer’s country. The UK IDTA needs to be concluded in new contracts involving the transfer of personal data from the UK as of 22 September 2022. Organizations have until 21 March 2024 to update existing agreements. On July 10, 2023, the EU adopted an adequacy decision for a new “Data Privacy Framework,” which replaces the invalidated Privacy Shield, for personal data transferred from the EU to the U.S. On July 17, 2023 the U.S. Department of Commerce released registration means and requirements for U.S. companies to register. The Framework provides additional certification mechanisms to provide for UK and Swiss data transfers. We will be required to implement these new safeguards when conducting restricted cross-border data transfers and doing so will require significant effort and cost. These and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.

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

Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act, or UCPA, into law. The UCPA will take effect on December 31, 2023. Also, in 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act, or CTDPA, into laws. The UCPA and CTDPA draw heavily upon their predecessors in Virginia and Colorado. With Oregon’s governor signing of the Oregon Consumer Privacy Act on July 18, 2023, there are eleven states with signed comprehensive privacy laws that are either effective or will be effective in the next three years. Furthermore, on April 27, 2023 Washington state signed the My Health My Data Act (MHMDA) a consumer health privacy law aimed at expanding protections to health data historically not covered by existing laws. The MHMDA requires sweeping changes to how impacted organizations obtain consent and authorization to collect and share consumer health information. New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress. With bills proposed in many other jurisdictions, it remains quite possible that other states will follow suit. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 eliminates the once available option to deduct research and development expenditures currently and requires taxpayers to amortize specified research expenditures attributable to domestic research over a period of five years and fifteen years for research activities attributable to foreign research. As of June 30, 2023, the U.S.

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

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through July 28, 2023. As a result of this volatility, our stockholders could incur substantial losses.

The stock market in general has recently experienced relatively large price and volume fluctuations. In particular, the market prices of securities of Nasdaq listed and biopharmaceutical companies have experienced extreme fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could include a decline in the value of our common stock. In addition, the market price for our common stock may be influenced by many factors, including:

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

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. In February 2022, we entered into a new sales agreement with Cowen and Company,

LLC through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million, subject to the terms and conditions of the sales agreement. We did not sell any shares of common stock under this sales agreement as of June 30, 2023. If we seek authorization to sell shares of common stock under the new sales agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

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

Our amended and restated bylaws, or bylaws, provide that unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action, (2) any claim of breach of fiduciary duty, (3) any claim against a current or former director, officer, employee or stockholder, and (4) any action against our company governed by the internal affairs doctrine, which we refer to collectively as the Delaware forum provision. The Delaware forum provision does not apply to any claims arising under the Securities Exchange Act of 1934 or the Securities Act of 1933, as amended, or the Securities Act. Our bylaws further provide that, unless we consent in writing to an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which we refer to as the federal forum provision. We have chosen the federal district courts of the United States as the exclusive forum for such Securities Act causes of action. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware forum provision and the federal forum provision.

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

Congress recently enacted a new 1% excise tax on certain stock repurchases (or similar transactions) effected by publicly traded domestic corporations such as ours. This tax could make stock repurchases less desirable (and therefore less likely) as compared with other possible uses of our funds, and could reduce the amount of cash available if we do determine to pursue a stock repurchase.

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

With respect to the net operating losses and research and development tax credit carryforwards acquired from the acquisition of Lengo Therapeutics, Inc. (Lengo), the Company has completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since Lengo’s formation. Based on the study all the net operating losses and research and development credits acquired will be available for utilization within their applicable carryforward periods.

In April 2022, the Company completed an update to the prior Section 382 study dated February 25, 2021. Since the Section 382 owner shifts are tested on a cumulative basis, the current update incorporates the period from February 7, 2017, the day of the last identified ownership change, through December 31, 2021. The analysis concluded that it is more likely than not that an additional ownership change did not occur during the update analysis period. This is assuming that no further significant shifts in stock ownership have occurred by virtue of equity events that have not yet been reported in publicly available SEC filings. The Company engaged its external tax advisor to determine if the Company had equity activity through December 31, 2022 that would give rise to a greater than 50% ownership change. The previous Section 382 model, through December 31, 2021, was updated for reported transactions among the Company’s 5% owners. The analysis concluded that there was no additional Company equity activity through December 31, 2022 that would rise to the level of a >50% ownership change.

As part of this update, the Company also analyzed the shifts in the stock ownership of Lengo, which was acquired by the Company on December 29, 2021, for purposes of determining (1) whether and when Lengo experienced an “ownership change,” as defined in Section 382(g)(1) of the Code, during the period beginning March 6, 2019, the date of the first reported issuance of Lengo stock, and ending on December 29, 2021 (Owner Shift Analysis), and (2) the extent to which Lengo’s net operating loss and tax credit carryforwards may be subject to limitation under Sections 382 and 383 as a result of any such ownership changes (Limitation Analysis) (collectively, the Analysis). The analysis concluded that it is more likely than not that ownership changes occurred on (1) March 26, 2020 in connection with the issuance of Series A Preferred stock and (2) on December 29, 2021 in connection with the Company’s acquisition of Lengo. An analysis of Lengo was not required as it was merged into the Company effective June 24, 2022.

Item 5. Other Information

During the six months ended June 30, 2023, the following 10b5-1 plans were adopted:

Name and Title	Action Taken	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Jefferey W. Albers (Chairman of the Board of Directors)	Adoption (5/26/23)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the plan	5/26/23 – 5/31/24	135,073
Christopher Murray (Chief Technical Operations and Quality Officer)	Adoption (6/5/23)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the plan	6/5/23 – 6/5/24	11,821

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Amendment No. 1 to Collaboration and License Agreement, dated as of June 5, 2023, between Blueprint Medicines Corporation and Oncopia Therapeutics, Inc. d/b/a Proteovant Therapeutics, Inc.
10.2*	Amendment No. 2 to Collaboration and License Agreement, dated as of July 27, 2023, between Blueprint Medicines Corporation and Oncopia Therapeutics, Inc. d/b/a Proteovant Therapeutics, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
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

Blueprint Medicines Corporation

Date: August 2, 2023	By:	/s/ Kathryn Haviland
Kathryn Haviland
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)