Form 10-Q
period 2023-09-30
Blueprint Medicines Corp
filed 2023-10-26
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on October 23, 2023: 60,789,712

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib in additional geographies, particularly for indolent systemic mastocytosis (SM) in geographies outside of the U.S.;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT® (avapritinib) (marketed in Europe under the brand name AYVAKYT®) and any current and future drug candidates for which we receive marketing approval;
●	our expectations regarding the potential benefits of AYVAKIT/AYVAKYT and any current and future drug candidates in treating patients with indolent SM and advanced SM;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the anticipated impact of the termination of our collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc. to develop and commercialize pralsetinib globally (excluding Greater China), our expectations concerning the transition process with F. Hoffmann-La Roche Ltd and Genentech, Inc., and our plans to re-partner GAVRETO for future development and commercialization;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for our current and future drug candidates and research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope and length of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;
●	the potential benefits of our collaboration with CStone Pharmaceuticals to develop and commercialize avapritinib, pralsetinib and fisogatinib in Greater China, our collaboration with Zai Lab to develop and commercialize BLU-525 and BLU-945, and any respective back-up forms and certain other forms thereof, as inhibitors of epidermal growth factor receptor (EGFR) in Greater China, and our collaboration with Oncopia Therapeutics, Inc., d/b/a Proteovant Therapeutics, Inc. (Proteovant), to

research and advance novel targeted protein degrader therapies, as well as our ability to maintain these collaborations and establish additional strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc., a wholly-owned subsidiary of Ipsen S.A. (Clementia), to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;
●	the potential benefits of our strategic financing transactions with Garnich Adjacent Investments S.a.r.l. and Tao Talents, LLC, both affiliates of Sixth Street Partners, and Royalty Pharma Investments 2019 ICAV (Royalty Pharma);
●	our ability to realize the benefits of the collaboration compounds retained by us following the mutual termination of our cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc.;
●	the potential benefits of our license agreement with IDRx, Inc. (IDRx) to develop our development candidate-stage KIT exon 13 inhibitor, IDRX-73, for the treatment of drug-resistant mutations of non-PDGFR-driven gastrointestinal stromal tumor (GIST);
●	the development of companion diagnostic tests for our current or future drugs or drug candidates;
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry; and
●	the actual or potential benefits of designations granted by the U.S. Food and Drug Administration (FDA), such as orphan drug, fast track and breakthrough therapy designation or priority review.

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

For purposes of this Quarterly Report on Form 10-Q, including the footnotes to our condensed consolidated financial statements, (i) with respect to our collaboration for pralsetinib, Roche means F. Hoffmann-La Roche Ltd and Genentech, Inc., (ii) with respect to our terminated cancer immunotherapy collaboration, Roche means F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., and (iii) with respect to our financing transactions with Sixth Street Partners, Sixth Street Partners means Garnich Adjacent Investments S.a.r.l. and/or Tao Talents, LLC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$55,972	$119,709
Marketable securities	657,012	825,283
Accounts receivable	40,861	23,525
Unbilled accounts receivable	393	13,413
Inventory	16,457	29,697
Prepaid expenses and other current assets	37,477	35,024
Total current assets	808,172	1,046,651
Marketable securities	114,242	133,480
Property and equipment, net	40,619	33,344
Operating lease right-of-use assets, net	75,221	81,854
Restricted cash	9,696	5,195
Equity investment	27,789	27,789
Other assets	29,560	21,589
Total assets	$1,105,299	$1,349,902
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	6,963	2,729
Accrued expenses	110,436	131,123
Current portion of operating lease liabilities	11,617	10,579
Current portion of deferred revenue	3,010	4,667
Current portion of liabilities related to the sale of future royalties and revenues	35,137	17,285
Current portion of term loan	30,221	16,851
Total current liabilities	197,384	183,234
Operating lease liabilities, net of current portion	84,036	92,789
Deferred revenue, net of current portion	5,000	13,624
Liabilities related to the sale of future royalties and revenues, net of current portion	405,010	413,045
Term loan, net of current portion	208,157	122,232
Other long-term liabilities	3,101	10,301
Total liabilities	902,688	835,225
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 60,740,744 and 59,958,919 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	61	60
Additional paid-in capital	2,434,258	2,358,018
Accumulated other comprehensive loss	(2,683)	(10,443)
Accumulated deficit	(2,229,025)	(1,832,958)
Total stockholders’ equity	202,611	514,677
Total liabilities and stockholders’ equity	$1,105,299	$1,349,902

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$54,228	$28,634	$133,173	$80,929
Collaboration and license revenue	2,338	9,843	44,250	56,826
License revenue - related party	—	27,500	—	27,500
Total revenues	56,566	65,977	177,423	165,255
Cost and operating expenses:
Cost of sales	2,782	3,000	8,280	12,965
Collaboration loss sharing	1,771	1,665	4,301	7,076
Research and development	110,252	127,981	330,184	359,579
Selling, general and administrative	70,741	57,608	215,826	173,354
Total cost and operating expenses	185,546	190,254	558,591	552,974
Other income (expense):
Interest expense, net	(3,808)	(8,396)	(13,624)	(7,527)
Other income (expense), net	(728)	396	(369)	575
Total other expense, net	(4,536)	(8,000)	(13,993)	(6,952)
Loss before income taxes	(133,516)	(132,277)	(395,161)	(394,671)
Income tax expense	197	886	907	4,200
Net loss	$(133,713)	$(133,163)	$(396,068)	$(398,871)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale investments	1,443	(843)	7,624	(11,171)
Currency translation adjustments	95	265	136	478
Comprehensive loss	$(132,175)	$(133,741)	$(388,308)	$(409,564)
Net loss per share - basic and diluted	$(2.20)	$(2.23)	$(6.55)	$(6.70)
Weighted-average number of common shares used in net loss per share - basic and diluted	60,688	59,758	60,445	59,564

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2022	59,958,919	$60	$2,358,018	$(10,443)	$(1,832,958)	$514,677
Issuance of common stock under stock plan	457,416	—	—	—	—	—
Stock-based compensation expense	—	—	23,340	—	—	23,340
Other comprehensive income	—	—	—	5,841	—	5,841
Net loss	—	—	—	—	(129,560)	(129,560)
Balance at March 31, 2023	60,416,335	$60	$2,381,358	$(4,602)	$(1,962,518)	$414,298

Issuance of common stock under stock plan and stock purchase plan	221,940	$1	$5,298	$—	$—	$5,299
Stock-based compensation expense	—	—	23,945	—	—	23,945
Other comprehensive income	—	—	—	381	—	381
Net loss	—	—	—	—	(132,794)	(132,794)
Balance at June 30, 2023	60,638,275	$61	$2,410,601	$(4,221)	$(2,095,312)	$311,129

Issuance of common stock under stock plan	102,469	$—	$445	$—	$—	$445
Stock-based compensation expense	—	—	23,212	—	—	23,212
Other comprehensive loss	—	—	—	1,538	—	1,538
Net loss	—	—	—	—	(133,713)	(133,713)
Balance at September 30, 2023	60,740,744	$61	$2,434,258	$(2,683)	$(2,229,025)	$202,611

Balance at December 31, 2021	59,141,086	$59	$2,250,250	$(4,133)	$(1,275,441)	$970,735
Issuance of common stock under stock plan	414,888	1	1,297	—	—	1,298
Stock-based compensation expense	—	—	23,609	—	—	23,609
Other comprehensive loss	—	—	—	(7,977)	—	(7,977)
Net loss	—	—	—	—	(105,999)	(105,999)
Balance at March 31, 2022	59,555,974	$60	$2,275,156	$(12,110)	$(1,381,440)	$881,666

Issuance of common stock under stock plan and stock purchase plan	132,321	$—	$2,407	$—	$—	2,407
Stock-based compensation expense	—	—	25,524	—	—	25,524
Other comprehensive loss	—	—	—	(2,138)	—	(2,138)
Net loss	—	—	—	—	(159,709)	(159,709)
Balance at June 30, 2022	59,688,295	$60	$2,303,087	$(14,248)	$(1,541,149)	$747,750

Issuance of common stock under stock plan	120,197	—	2,030	—	—	2,030
Stock-based compensation expense	—	—	24,268	—	—	24,268
Other comprehensive income	—	—	—	(578)	—	(578)
Net loss	—	—	—	—	(133,163)	(133,163)
Balance at September 30, 2022	59,808,492	$60	$2,329,385	$(14,826)	$(1,674,312)	$640,307

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(396,068)	$(398,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,134	4,719
Non-cash lease expense	6,759	6,212
Stock-based compensation	70,087	72,855
Non-cash interest expense	11,886	8,389
Non-cash customer consideration	—	(27,500)
Net (accretion of discount) amortization of premium on marketable securities	(11,527)	844
Other	2,342	(57)
Changes in assets and liabilities:
Accounts receivable	(18,970)	5,553
Unbilled accounts receivable	13,019	9,282
Inventory	(5,195)	(20,653)
Prepaid expenses and other current assets	(2,449)	(15,575)
Other assets	(1,724)	(11,886)
Accounts payable	4,244	(2,031)
Accrued expenses	(15,100)	7,833
Other long-term liabilities	(7,235)	5,730
Deferred revenue	(10,280)	(19,952)
Operating lease liabilities	(7,842)	(5,764)
Net cash used in operating activities	(357,919)	(380,872)
Cash flows from investing activities
Purchases of property and equipment	(11,389)	(7,438)
Purchases of investments	(648,705)	(258,654)
Maturities of investments	855,365	170,123
Other	—	(289)
Net cash provided by (used in) investing activities	195,271	(96,258)
Cash flows from financing activities
Net proceeds from the sale of future royalties and revenues	—	415,836
Net proceeds from term loan facility	97,968	137,797
Net proceeds from stock option exercises and employee stock purchase plan	5,729	5,686
Net cash provided by financing activities	103,697	559,319
Net increase (decrease) in cash, cash equivalents, and restricted cash	(58,951)	82,189
Cash, cash equivalents and restricted cash at beginning of period	124,904	215,119
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(285)	(685)
Cash, cash equivalents and restricted cash at end of period	$65,668	$296,623
Supplemental cash flow information
Cash paid for interest	$25,455	$2,956
Property and equipment purchases unpaid at period end	$1,921	$195
Cash paid for taxes, net	$762	$4,018

See accompanying notes to the unaudited condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands).

	September 30,	September 30,
	2023	2022
Cash and cash equivalents	$55,972	$291,430
Restricted cash	9,696	5,193
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$65,668	$296,623

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

The Company has brought its approved medicines, AYVAKIT®/AYVAKYT® (avapritinib) and GAVRETO® (pralsetinib), to patients in the U.S. and Europe, and the Company is globally advancing multiple programs for mast cell disorders, including SM and chronic urticaria, breast cancer and other cancers vulnerable to CDK2 inhibition, as well as EGFR-mutant lung cancer. The Company is devoting substantially all of its efforts to research and development for current and future drug candidates and commercialization of AYVAKIT/AYVAKYT, GAVRETO and any current or future drug candidates that obtain marketing approval.

As of September 30, 2023, the Company had cash, cash equivalents and marketable securities of $827.2 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022, stockholder’s equity for the three and nine months ended September 30, 2023 and 2022 and cash flows for nine months ended September 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any future period.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2022 Annual Report on Form 10-K, with the exception of the below new policy.

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

In February 2023, the Company received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective February 2024, at which time the Company will regain commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. As of September 30, 2023, none of the derecognition conditions under ASC 405 Liabilities were met, and in consideration of the significant uncertainties related to GAVRETO’s commercial outlook in the underlying territory during the life of the arrangement caused by the termination of the Roche pralsetinib collaboration agreement, during the three and nine months ended September 30, 2023, the Company did not accrete any interest expenses related to the liability. As of September 30, 2023, the net carrying value of the liability related to this arrangement was $175.3 million.

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

Financing Arrangements with Sixth Street Partners

In July 2022, the Company closed two transactions pursuant to a purchase and sale agreement (Future Revenue Purchase Agreement) and a financing transaction for up to $660.0 million (as amended, Financing Agreement) with Sixth Street Partners. Because two transactions were entered into with the same parties and in contemplation of one another, the Company recorded these transactions based on the relative fair values of each freestanding financial instrument and allocated the proceeds in proportion to those fair value amounts.

Sixth Street Partners Purchase and Sale Agreement

Pursuant to the Future Revenue Purchase Agreement, the Company received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/AYVAKYT (avapritinib) and (ii), if it is approved, aggregate worldwide annual net product sales of BLU-263 (elenestinib), but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively.

The Company continues to own the research, development, manufacturing and commercialization of AYVAKIT/AYVAKYT and if it is approved, elenestinib, and has significant continuing involvement in the generation of the cash flows under the Future Revenue Purchase Agreement. Therefore, the Company continues to account for any revenue earned from worldwide product sales of AYVAKIT/AYVAKYT and, if it is approved, elenestinib, on its consolidated statements of operations and comprehensive loss. Net proceeds received from the transaction were recorded as a liability related to sale of future royalties and revenues on the consolidated balance sheet. The Company accretes the $250.0 million, net of transaction costs of $5.4 million, to the total of these future payments as interest expense using the effective interest method over the estimated life of the arrangement.

As payments are made to Sixth Street Partners, the balance of the liability is effectively repaid over the life of the Future Revenue Purchase Agreement. In order to determine the amortization of the liability, the Company estimates the total amount of future revenue payments to be paid to Sixth Street Partners over the life of the arrangement. The exact amount of repayment is likely to change each reporting period. A significant increase or decrease in worldwide product sales of AYVAKIT/AYVAKYT and, if it is approved, elenestinib, will materially impact the liability related to this arrangement, interest expense and the time period for repayment. The Company periodically assesses the expected payments to Sixth Street Partners and prospectively adjusts the amortization of the liability related to this arrangement for material changes in such payments. As of September 30, 2023, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 10.8%. These estimates contain assumptions that impact the amount recorded and the interest expense that will be recognized in future periods.

As of September 30, 2023, the net carrying value of the liability related to this arrangement was $264.9 million. The following table shows the activity within the liability account (in thousands):

Carrying value as of January 1, 2023	$254,328
Interest expense recognized	21,043
Payments	(10,484)
Carrying value as of September 30, 2023	$264,887

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

As part of the Financing Agreement with Sixth Street Partners, the Company received gross proceeds of $150.0 million in July 2022 and incurred an aggregate of $12.2 million of debt discounts and transaction costs. In August 2023, the Company received the first tranche of the senior secured delayed draw term loan facility in the amount of $100.0 million in gross proceeds and incurred $2.0 million of transaction costs. Debt discounts and transaction costs have been recorded as a reduction to the carrying amount of the debt on the Company’s consolidated balance sheet and are amortized as additional interest expenses using the effective interest rate method over the period from issuance through maturity. In addition, the Company may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of Sixth Street Partners providing such incremental term loan. As of September 30, 2023, the Company’s estimate of the total interest expense resulted in an effective annual interest rate of 13.3%. The carrying amount of the debt as of September 30, 2023 is subject to variable interest rates, which are based on current market rates, and as such, approximates fair value.

The following table shows the activity within the liability account (in thousands):

Carrying value as of January 1, 2023	$139,083
Net proceeds received from the delayed draw term loan	97,968
Interest expense recognized	15,557
Payments	(14,230)
Carrying value as of September 30, 2023	$238,378

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

September 30, 2023, the Company was in compliance with the applicable terms and conditions of the covenants under the Financing Arrangement.

4. Marketable Securities

Marketable securities consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
September 30, 2023	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$201,990	—	(1,127)	$200,863
U.S. treasury obligations	571,588	7	(1,204)	570,391
Total	$773,578	$7	$(2,331)	$771,254

	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$377,519	—	(4,848)	$372,671
U.S. treasury obligations	591,193	22	(5,123)	586,092
Total	$968,712	$22	$(9,971)	$958,763

The following table summarizes the estimated fair value (in thousands) and number of the Company’s available-for-sale securities that are in loss position as of September 30, 2023 and December 31, 2022 by the length of time the security has been in loss position:

	September 30, 2023		December 31, 2022
	Fair	Number of	Fair	Number of
	value	securities	value	securities
Debt securities in unrealized loss position for 12 months or less	$624,319	116	$371,746	66
Debt securities in unrealized loss position for more than 12 months	56,975	10	550,561	56
Total debt securities in unrealized loss position	$681,294	126	$922,307	122

The Company has the intent and ability to hold its debt securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three and nine months ended September 30, 2023 and 2022.

The following table summarizes the amortized cost basis and estimated fair value of the Company’s available-for-sale securities by contractual maturity as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	value	Cost	value
Within one year	$658,760	$657,012	$834,440	$825,283
After one through five years	114,818	114,242	134,272	133,480
Total	$773,578	$771,254	$968,712	$958,763

The following table summarizes the proceeds from maturities of debt securities during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Proceeds from maturities of debt securities	$237,600	$90,500	$855,365	$170,123

The Company did not realize any gains or losses from maturities of debt securities for the three and nine months ended September 30, 2023 and 2022.

5. Fair Value of Financial Instruments

The following table summarizes the Company’s cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2023 (in thousands):

		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$47,510	47,510	—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	200,863	—	200,863	—
U.S. treasury obligations	570,391	570,391	—	—
Total	$818,764	$617,901	$200,863	$—

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

The following table summarizes revenue recognized from product sales for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	$49,121	$25,054	$118,355	$70,888
Rest of World	5,107	3,580	14,818	10,041
Total product revenue	$54,228	$28,634	$133,173	$80,929

The Company primarily sells AYVAKIT/AYVAKYT through specialty distributors and specialty pharmacies. The following table summarizes the customers that represent 10% or greater of gross product revenue for the three and nine months ended September 30, 2023, and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Customer 1	42%	45%	42%	46%
Customer 2	11%	10%	11%	11%

The following table summarizes the customers with amounts due that represent 10% or greater of the accounts receivable associated with the Company’s product sales as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Customer 1	31%	33%
Customer 2	13%	15%
Customer 3	11%	*
Customer 4	*	12%

* Indicates the customer’s share is under 10%.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning balance at January 1	$9,788	$4,345
Provision related to sales in the current period	25,874	13,606
Adjustment related to prior periods sales	(545)	(645)
Credits and payments made	(17,469)	(9,980)
Ending balance at September 30	$17,648	$7,326

The total reserves that are included in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, are summarized as follows (in thousands):

	September 30,	December 31,
	2023	2022
Reduction of accounts receivable, net	$1,547	$742
Component of accrued expenses	16,101	9,046
Total revenue-related reserves	$17,648	$9,788

7. Inventory

Capitalized inventory consists of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$1,599	$4,967
Work in process	29,335	28,427
Finished goods	3,475	2,791
Total	$34,409	$36,185

Balance sheet classification

	September 30,	December 31,
	2023	2022
Inventory	$16,457	$29,697
Other assets	17,952	6,488
Total	$34,409	$36,185

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. The Company recognized a write-down of $0.1 million and $2.2 million for the three and nine months ended September 30, 2023, respectively. The Company did not recognize any write-down for the three and nine months ended September 30, 2022. Long-term inventory, which primarily consists of work in process and raw materials, is included in other assets in the unaudited condensed consolidated balance sheets.

8. Restricted Cash

At September 30, 2023 and December 31, 2022, $9.7 million and $5.2 million, respectively, of the Company’s cash is restricted by a financial institution primarily related to funds held to satisfy the requirements of certain government agreements and the security deposits for the lease agreements for the Company’s office and laboratory spaces.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Research, development and commercial contract costs	$38,699	$66,041
Employee compensation	34,517	30,744
Accrued professional fees	14,592	17,588
Revenue-related reserves	16,101	9,046
Other	6,527	7,704
Total	$110,436	$131,123

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

In connection with the IDRx License Agreement, the Company also entered into a stock purchase agreement with IDRx (IDRx Stock Purchase Agreement), pursuant to which the Company received 4,509,105 shares of IDRx’s Series A preferred stock with the right to receive additional shares of IDRx’s Series A preferred stock through an anti-dilution provision subject to a defined financing cap. In July 2023, the Company received 192,282 additional shares under the anti-dilution provision.

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

The Company concluded the preferred stock investment should be accounted for as an equity investment as it is not mandatorily redeemable nor does the Company have the unilateral right to redeem the preferred stock, and the Company, along with its related parties, do not have a controlling financial interest in IDRx nor have the ability to influence the financial and operating policies through the ownership of preferred stock. IDRx’s preferred stock is not exchange-traded and does not have a readily determinable fair value. Therefore, the Company accounts for the preferred stock investment under the measurement alternative for equity investments that do not have a readily determinable fair value, which is at cost of $27.8 million including transaction costs of $0.3 million. As of September 30, 2023, the cost of the investment in IDRx’s preferred stock was $27.8 million and was recorded as equity investment on the condensed consolidated balance sheets. As of September 30, 2023, no adjustments have been recognized related to the preferred stock investment as a result of the application of the measurement alternative.

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

The Company concluded that Proteovant is providing the Company with research services throughout the period until the Company can exercise its option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound. Therefore, the Company recorded the $20.0 million upfront payment as an asset on the unaudited condensed consolidated financial statements and records it as research and development expense over the expected research period. The Company reevaluates the expected research period at the end of each reporting period and prospectively adjusts the amortization of the asset for changes in the expected research period. Each research and development milestone payment is accrued and expensed when probable. During the three and nine months ended September 30, 2023, the Company recorded research and development expense of $0.6 million and $6.2 million, respectively, under the Proteovant collaboration agreement. During the three and nine months ended September 30, 2022, the Company recorded research and development expense of $1.4 million and $2.9 million, respectively, under the Proteovant collaboration agreement.

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

The Company evaluated the Zai Lab agreement to determine whether it is a collaborative arrangement in the scope of ASC 808. The Company concluded that the Zai Lab agreement is a collaborative agreement under ASC 808 as both parties are active participants in the clinical trials and are exposed to significant risks and rewards of those activities under the Zai Lab agreement. The Company determined that the Zai Lab agreement contained two material components: (i) licenses granted to Zai Lab to exploit and develop each licensed product in the Zai Lab Territory and related activities in the Zai Lab Territory, including manufacturing, and (ii) the parties’ participation in the global development of the licensed products. The Company used the criteria specified in ASC 606 to determine which of the components of the Zai Lab agreement are performance obligations with a customer and concluded that Zai Lab is the Company’s customer for the licenses and related activities in the Zai Lab Territory under ASC 606. The global development activities under the agreement does not present a transaction with a customer and the payments received by the Company for global development activities, including manufacturing, are accounted for as a reduction of related expenses. During the three and nine months ended September 30, 2023, the Company did not record such reductions of expenses under the Zai Lab agreement. During the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $0.5 million, respectively, in reductions of expenses under the Zai Lab agreement.

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

The Company evaluated the license under ASC 606 and concluded that the license is a functional intellectual property license. The Company determined that Zai Lab benefited from the license along with the initial know-how transfer at the time of grant, and therefore the related performance obligation is satisfied at a point in time. Additionally, the Company is entitled to sales milestones and royalties from Zai Lab upon future sales of the licensed products in the Zai Lab Territory, and revenue will be recognized when the related sales occur. Costs that are incurred associated with Zai Lab Territory specific activities are reimbursable from Zai Lab and are recognized as revenue. The revenue recognized under the Zai Lab agreement during the three and nine months ended September 30, 2023 was negligible. During the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $0.8 million, respectively, in revenue related to Zai Lab Territory specific activities.

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

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million, and through September 30, 2023, the Company received an aggregate of $105.0 million in specified regulatory and commercialization milestones. In February 2023, the Company received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective in February 2024, at which time the Company will regain commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. Until the termination of the collaboration agreement is effective, the parties continue to perform their respective obligations under the collaboration agreement, including with respect to the development and commercialization of GAVRETO. The Company will not be entitled to receive payment for milestones, if any, achieved during the period between the receipt of the notice of termination and the effective date of termination. The termination of the collaboration agreement does not have an impact on the Company’s current accounting treatment related to the Roche pralsetinib collaboration.

In the U.S., the Company and Roche agreed to work together to co-commercialize pralsetinib and equally share responsibilities, profits and losses. In addition, the Company is eligible to receive tiered royalties ranging from high-teens to mid-twenties on annual net sales of pralsetinib outside the U.S., excluding Greater China (the Roche Territory). The Company and Roche also agreed to co-develop pralsetinib globally in RET-altered solid tumors, including non-small cell lung cancer, medullary thyroid carcinoma and other thyroid cancers, as well as other solid tumors. The Company and Roche share global development costs for pralsetinib at a rate of 45 percent for the Company and 55 percent for Roche up to a specified amount of aggregate joint development costs, after which the Company’s share of global development costs for pralsetinib will be reduced by a specified percentage. The Company and Roche will also share specified global development costs for any next-generation RET compound co-developed under the collaboration in a similar manner.

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

For the purposes of ASC 606, the transaction price of the Roche collaboration agreement at the outset of the arrangement was determined to be $695.7 million, which consisted of the upfront cash payment of $675.0 million and the $20.7 million premium on the sale of common stock to Roche Holdings, which was allocated to the performance obligation related to the pralsetinib licenses. Through September 30, 2023, the Company has achieved an aggregate of $105.0 million in specified regulatory and commercialization milestones which were added to the estimated transaction price of the Roche pralsetinib agreement.

The following table summarizes revenue recognized under the Roche pralsetinib collaboration during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Manufacturing and research and development services related to ex-US territory-specific activities	$213	$3,971	$570	$4,663
Royalty revenue	300	311	1,102	910
Total Roche pralsetinib collaboration revenue	$513	$4,282	$1,672	$5,573

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

In September 2020, the FDA granted accelerated approval of GAVRETO for the treatment of adult patients with metastatic RET fusion-positive non-small cell lung cancer (NSCLC) as detected by an FDA approved test. In December 2020, the FDA granted a subsequent accelerated approval for GAVRETO, expanding the labeled indications to include adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant medullary thyroid cancer (MTC) who require systemic therapy (which indication was subsequently voluntarily withdrawn by Roche in June 2023, followed by the official FDA withdrawal on July 20, 2023), or with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). In August 2023, the FDA converted the accelerated approval of GAVRETO to full regular approval for the treatment of adult patients with metastatic RET fusion-positive NSCLC.

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

The following table summarizes the amount recognized from loss sharing from product sales of GAVRETO to customers in the U.S. during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
The Company's share of loss in the U.S. for pralsetinib	$1,771	$1,665	$4,301	$7,076

The following table summarizes the amounts recognized as reductions to selling, general and administrative expenses related to the commercialization of GAVRETO in the U.S. and increases in research and development expenses related to global development activities for pralsetinib under the Roche pralsetinib collaboration during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Reductions to selling, general and administrative expenses	$3,063	$3,560	$8,618	$12,808
Increases in research and development expenses	$7,603	$6,111	$21,226	$9,815

The following table summarizes the contract assets and liability associated with the Roche pralsetinib collaboration as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Unbilled accounts receivable	$304	$—
Accrued expenses	$6,221	$6,519

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

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through September 30, 2023, the Company has received an aggregate of $50.0 million in cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through September 30, 2023, the Company is eligible to receive up to $460.0 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and Clementia purchased specified manufacturing inventory from the Company for a total of $1.5 million.

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

During the three and nine months ended September 30, 2023, and during the three months ended September 30, 2022, no revenue was recognized from the Clementia collaboration. During the nine months ended September 30, 2022, cash consideration associated with an achieved development milestone of $30.0 million was added to the estimated transaction price for the Clementia agreement and recognized as revenue. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as the amounts were fully constrained based on the probability of achievement. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

There was no revenue deferred as a contract liability associated with the Clementia agreement as of September 30, 2023 and December 31, 2022.

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

The Company received an upfront cash payment of $40.0 million, and through September 30, 2023, the Company has achieved an aggregate of $38.5 million in milestones under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through September 30, 2023, the Company will be eligible to receive up to $307.5 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, CStone is obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone Territory, subject to adjustment in specified circumstances. CStone is responsible for costs related to the development of the licensed products in the CStone Territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone Territory that are shared by the Company and CStone.

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

The Company did not have significant manufacturing and research and development services related to the global development activities during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company recognized a reduction of $0.5 million and $1.6 million, respectively, in expenses related to manufacturing and research and development activities, net of expenses payable to CStone.

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

The Company did not achieve any milestones under the CStone agreement during the three months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023 and 2022, cash considerations associated with the achieved regulatory milestones of $9.0 million and $4.0 million, respectively, were added to the estimated transaction price for the CStone agreement and recognized as revenue. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

Subsequent to the CStone agreement, the Company entered into various commercial supply and manufacturing technology transfer agreements for avapritinib and pralsetinib related to supply of drug substance and commercialization activities conducted specifically for the CStone Territory. The manufacturing activities in these agreements were considered as distinct performance obligations from the CStone collaboration agreement and collaboration revenue is recognized upon delivery of the drug substance and drug product to CStone.

A summary of revenue recognized under the CStone agreement during the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
License milestone revenue	$—	$—	$9,000	$4,000
Manufacturing services and royalty revenue related to CStone Territory-specific activities	1,820	2,915	7,861	14,209
Total CStone collaboration revenue	$1,820	$2,915	$16,861	$18,209

The following table presents the contract assets and contract liability associated with the CStone collaboration as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Accounts receivable, net	$5,338	$4,991
Unbilled accounts receivable	83	1,529
Contract liability	3,010	2,265

The contract liability associated with the CStone collaboration as of September 30, 2023 and December 31, 2022 resulted primarily from advance payments made by CStone in connection with commercial supply of pralsetinib for the CStone Territory.

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

The Roche immunotherapy agreement represented a vendor-customer relationship under ASC 606 as the Company performed its one performance obligation at the outset of the Roche immunotherapy agreement, which consists of: (1) the non-exclusive license; (2) the research and development activities through Phase 1; and (3) regulatory responsibilities under Phase 1 clinical trials.

The aggregate net transaction price of the Roche immunotherapy agreement was $64.7 million, which comprised of an upfront payment of $45.0 million, an aggregate of $25.0 million in research milestones achieved under the collaboration, and a reduction of $5.3 million as a result of the Company’s payment to Roche for certain clinical development costs. This payment resulted from a cost sharing under the clinical development plan for IND-enabling activities for BLU-852, which the Company and Roche endorsed in 2022.

The Company recognized revenue associated with the performance obligation as the research and development services were provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation for each respective period. The amounts received that had not yet been recognized as revenue were deferred as a contract liability on the Company’s consolidated balance sheet and recognized over the remaining research and development period until the performance obligation was satisfied. The performance obligation was completely satisfied as of June 30, 2023.

During the three months ended September 30, 2023, the Company did not record any revenue under the Roche immunotherapy agreement. During the nine months ended September 30, 2023, the Company recognized research and development services revenue of $25.7 million under the Roche immunotherapy agreement, of which $16.0 million resulted from changes in contract liability balances as of December 31, 2022 and $9.7 million resulted from the catch-up revenue recognized as a result of the collaboration termination effective in April 2023. The collaboration agreement termination caused the reduction in the estimated lifetime cost to satisfy the Company’s performance obligation under the Roche immunotherapy collaboration and the estimated cost to be shared with Roche for the IND-enabling activities for BLU-852, and consequently, increased the transaction price and the percentage of completion of revenue to be recognized under the collaboration agreement.

During the three and nine months ended September 30, 2022, the Company recognized $2.5 million and $1.7 million in revenue under the Roche immunotherapy agreement, respectively, of which, $1.4 million and $3.8 million was recognized due to the changes in the contract liability balances at the beginning of the respective periods, respectively.

As of September 30, 2023, the Company did not have any liabilities related to the Roche immunotherapy collaboration. As of December 31, 2022, the Company had revenue deferred as a contract liability related to the Roche immunotherapy agreement of $16.0 million, of which $2.4 million was included in current liabilities, and accrued expenses of $11.2 million, of which $4.0 million was included in current liabilities.

11. Stock-based Compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, unrestricted stock, performance-based awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2023, the number of shares reserved for issuance under the 2015 Plan was increased by 2,398,356 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2023, there were 4,896,334 shares available for future grant under the 2015 Plan.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The

Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. In June 2022, the Company’s board of directors approved the reservation of an additional 1,500,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of September 30, 2023, there were 1,366,923 shares available for future grant under the Inducement Plan.

Stock options

The following table summarizes the stock option activity for the nine months ended September 30, 2023:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2022	6,233,451	$69.14
Granted	1,182,245	45.31
Exercised	(154,433)	22.02
Canceled	(277,649)	70.90
Outstanding at September 30, 2023	6,983,614	$66.08
Exercisable at September 30, 2023	4,756,302	$68.88

As of September 30, 2023, the total unrecognized compensation expense related to unvested stock option awards was $69.2 million, which is expected to be recognized over a weighted-average period of approximately 2.61 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the nine months ended September 30, 2023:

		Weighted-Average
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2022	1,893,944	$73.28
Granted	888,010	44.78
Vested	(569,385)	72.64
Forfeited	(119,829)	64.97
Unvested shares at September 30, 2023	2,092,740	$61.85

As of September 30, 2023, the total unrecognized compensation expense related to unvested restricted stock units was $99.0 million, which is expected to be recognized over a weighted-average period of approximately 2.55 years.

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

The following table summarizes the PSU activity for the nine months ended September 30, 2023:

		Weighted-Average
		Grant Date
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2022	—	$—
Granted	52,500	59.32
Vested	—	—
Forfeited	—	—
Unvested shares at September 30, 2023	52,500	$59.32

As of September 30, 2023, the total unrecognized compensation expense related to unvested PSUs was $2.5 million, which is expected to be recognized over a weighted-average period of approximately 2.42 years.

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

Stock-based compensation expense

The Company recognized stock-based compensation expense of $23.1 million and $70.1 million for the three and nine months ended September 30, 2023, respectively, and $24.1 million and $72.9 million for the three and nine months ended September 30, 2022, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock options	$9,998	$12,062	$31,195	$37,819
Restricted stock units	12,536	11,802	37,389	34,583
Performance-based restricted stock units	261	—	605	—
Employee stock purchase plan	417	404	1,308	1,000
Subtotal	23,212	24,268	70,497	73,402
Capitalized stock-based compensation costs	(141)	(159)	(410)	(547)
Stock-based compensation expense included in total cost and operating expenses	$23,071	$24,109	$70,087	$72,855

Stock-based compensation expense, that is included in operating expenses, by classification within the unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$11,169	$10,010	$31,512	$30,548
Selling, general and administrative	11,902	14,099	38,575	42,307
Total	$23,071	$24,109	$70,087	$72,855

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 because including them would have had an anti-dilutive effect (in thousands):

	September 30,
	2023	2022
Stock options	6,984	6,316
Restricted stock units	2,093	1,838
Performance-based restricted stock units	53	—
ESPP shares	47	46
Total	9,177	8,200

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

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of September 30, 2023, the Company has a full valuation allowance applied against its U.S. and foreign deferred tax assets.

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) has taken effect creating a significant change to the treatment of research and experimental (R&E) expenditures under Section 174 of the IRC (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the U.S to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses will be capitalized and amortized over a 15-year period. The Company has included the tax impact of capitalizing and amortizing these costs over the required periods for the nine months ended September 30, 2023.

On June 30, 2022, the Company entered into a Royalty Purchase Agreement with Royalty Pharma and a Future Revenue Purchase Agreement with Sixth Street Partners. Pursuant to the agreements, the Company received gross proceeds of $175.0 million from Royalty Pharma in June 2022 and $250.0 million from Sixth Street Partners in July 2022 upon the transactions closing. The total cash consideration of $425.0 million, in its entirety, was considered taxable income for calendar year ended December 31, 2022. Therefore, the $425.0 million was included in the estimated taxable income calculation when estimating the Company’s forecasted 2022 annual effective tax rate. As of September 30, 2022, the Company expected to be in a taxable income position for the calendar year ended December 31, 2022, and recorded an income tax expense of $0.9 million and $4.2 million for the three and nine months ended September 30, 2022, respectively.

On August 16, 2022, President Biden signed the Inflation Reduction Act (IRA) of 2022 (H.R. 5376) into law. It includes income tax incentives designed to encourage investment in renewable and alternative energy sources, adoption of electric vehicles, and improvement in the energy efficiency of buildings and communities. To finance these incentives, the law imposes a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income of corporations with profits over $1 billion. It also introduces a new excise tax on corporate stock buybacks of public US companies. The CAMT is effective for tax years beginning after December 31, 2022 while the excise tax on corporate stock buybacks is effective for repurchases of stock after December 31, 2022. The Company does not anticipate the IRA having a significant impact on the Company’s effective tax rate or income tax payable and deferred income tax positions.

As of September 30, 2023, the Company expects to be in a taxable loss position for the calendar year ended December 31, 2023, and has recorded an income tax expense of $0.2 million and $0.9 million for the three and nine months ended September 30, 2023. The Company recorded an income tax provision despite forecasting a taxable loss due to the impact of recording unfavorable discrete items in the period, and taxable income from the jurisdictions in which the Company is subject to tax.

As of September 30, 2023, the Company had gross unrecognized tax benefit, excluding interest and penalties of approximately $0.2 million. As of December 31, 2022, the Company did not have any gross unrecognized tax benefit. The company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2023, the Company recorded an insignificant amount of interest and penalties related to uncertain tax positions.

14. Leases

 The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements contain various clauses for renewal at the Company’s option and only certain exercised renewal options were included in the calculation of the operating lease assets and the operating lease liabilities, as other renewal options were not reasonably certain of being exercised as of September 30, 2023. The lease agreements do not contain residual value guarantees and the components of lease cost for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating leases:	2023	2022	2023	2022
Lease cost	$5,758	$5,322	$17,301	$16,233
Sublease income	—	(600)	—	(2,132)
Net lease cost	$5,758	$4,722	$17,301	$14,101

The Company’s sublease agreements for the 38 Sidney Street property expired in 2022. The Company has not entered into any material short-term leases or financing leases as of September 30, 2023.

Supplemental cash flow information related to leases for the nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	$13,249	$11,668
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$109	$—

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	6.1
Weighted average discount rate	7.4%

15. Commitments and Contingencies

Purchase Commitments Associated with Commercial Supply Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. During the nine months ended September 30, 2023, there was a decrease of $7.3 million in the Company’s contractual obligations described in Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2023 or December 31, 2022.

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

Overview

We are a global precision therapy company that invents life-changing medicines for people with cancer and blood disorders. Applying an approach that is both precise and agile, we create therapies that selectively target genetic drivers, with the goal of staying one step ahead across stages of disease. Since 2011, we have leveraged our research platform, including expertise in molecular targeting and world-class drug design capabilities, to rapidly and reproducibly translate science into a broad pipeline of precision therapies. We have brought our approved medicines, AYVAKIT®/AYVAKYT® (avapritinib) and GAVRETO® (pralsetinib), to patients in the U.S. and Europe, and we are globally advancing multiple programs for mast cell disorders, including SM and chronic urticaria, breast cancer and other cancers vulnerable to CDK2 inhibition, as well as EGFR-mutant lung cancer.

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

Systemic Mastocytosis and other Mast Cell Disorders — AYVAKIT® / AYVAKYT® (avapritinib), Elenestinib (BLU-263), and BLU-808

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

The FDA approved avapritinib under the brand name AYVAKIT for the treatment of adult patients with advanced SM, including ASM, SM-AHN, and MCL in June 2021, and for adult patients with indolent SM in May 2023. In March 2022, the European Commission approved the marketing authorization for AYVAKYT for the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy. These approvals in advanced SM were supported by our ongoing Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and our ongoing Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial.

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

We are evaluating elenestinib in an ongoing Phase 2/3 clinical trial in indolent SM, which we refer to as our HARBOR trial. In December 2022, we announced top-line, 12-week data from the dose-finding Part 1 of the HARBOR trial. Elenestinib showed improved measures of mast cell burden and patient-reported symptoms, and safety data were consistent with the preclinical profile of elenestinib and a completed Phase 1 healthy volunteer trial. We plan to present HARBOR Part 1 trial data for elenestinib in indolent SM at the American Society of Hematology Annual Meeting in December 2023.

Wild-Type KIT Inhibition (BLU-808)

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

Through our collaboration with CStone, China’s National Medicinal Products Administration (NMPA) approved AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. AYVAKIT also received accelerated approval from the Taiwan Food and Drug Administration (TFDA) and approval in Hong Kong, both for adults with unresectable or metastatic GIST harboring PDGFRA D842V mutations.

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

RET-altered Cancers — GAVRETO® (pralsetinib)

We are developing and commercializing pralsetinib for the treatment of RET fusion-positive non-small cell lung cancer (NSCLC), and for the treatment of RET-altered thyroid carcinoma. We are also developing pralsetinib for the treatment of other RET-altered solid tumors. We granted exclusive licenses to F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (which we refer to together as Roche), and CStone Pharmaceuticals (CStone) to develop and commercialize pralsetinib in their respective territories. In February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective in February 2024, at which time we will regain commercialization and development rights for GAVRETO from Roche in the U.S. and Roche Territory. In conjunction with the termination, we have initiated the process of re-partnering GAVRETO for future development and commercialization. See “—Collaborations and Licenses Summary” below.

The FDA granted accelerated approval of pralsetinib in the U.S. under the brand name GAVRETO for the treatment of (i) adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA approved test, (ii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant medullary thyroid cancer (MTC) who require systemic therapy, and (iii) adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). In June 2023, Roche voluntarily withdrew the indication of GAVRETO for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant MTC. The decision to withdraw the indication was made in consultation with the FDA, in accordance with the requirements of the FDA’s Accelerated Approval Program, with the official FDA withdrawal of the indication occurring on July 20, 2023. Specifically, AcceleRET-MTC, a Phase 3 clinical trial required by the FDA to convert the accelerated approval of GAVRETO for MTC to a full approval, will no longer be pursued due to lack of feasibility. The decision to withdraw the indication was not due to any new safety or efficacy data for GAVRETO or a product safety or quality issue, and other approved indications for GAVRETO in the U.S. are unaffected. In August 2023, the FDA converted the accelerated approval of GAVRETO to full regular approval for the treatment of adult patients with metastatic RET fusion-positive NSCLC. The confirmatory studies to meet the commitments required to convert RET fusion-positive thyroid cancer for GAVRETO, also approved under accelerated approval, to full approval, are ongoing.

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

In March 2021, through our collaboration with CStone, China’s NMPA approved GAVRETO for the treatment of patients with RET fusion-positive NSCLC patients previously treated with platinum-based chemotherapy. In March 2022, China’s NMPA approved GAVRETO for the treatment of RET-mutant MTC and RET fusion-positive thyroid cancer. GAVRETO was approved in Hong Kong in July 2022 for the treatment of RET fusion-positive NSCLC. In January 2023, the TFDA approved GAVRETO for the treatment of patients with RET fusion-positive locally advanced or metastatic NSCLC, RET-mutant MTC and RET fusion-positive thyroid cancer. In June 2023, China’s NMPA approved GAVRETO for the first-line treatment of adults with locally advanced or metastatic RET fusion-positive NSCLC.

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

EGFR-Positive NSCLC — BLU-945

BLU-945 is a selective and potent investigational inhibitor of the activating EGFR L858R mutation and on-target T790M and C797X resistance mutations. We are currently evaluating BLU-945 in the Phase 1/2 SYMPHONY trial in patients with EGFR-driven NSCLC. In June 2023, we presented updated monotherapy dose escalation data from the SYMPHONY trial at the American Society of Clinical Oncology (ASCO) Annual Meeting, and initial combination therapy data evaluating BLU-945 in combination with osimertinib in patients with late-line, osimertinib-refractory, EGFR-mutant NSCLC. BLU-945 monotherapy and in combination with osimertinib showed evidence of clinical activity and was generally well tolerated, with infrequent adverse events (AEs) associated with wildtype EGFR inhibition. Dose escalation studies are ongoing to reach the recommended Phase 2 dose (RP2D) and progress to dose expansion with BLU-945 in combination with osimertinib for first-line treatment of patients with EGFR L858R-positive NSCLC.

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

Development and Commercialization Rights

We currently have worldwide development and commercialization rights to avapritinib, other than the rights licensed to CStone in Mainland China, Hong Kong, Macau and Taiwan (the CStone Territory). We have entered into distribution agreements for certain countries in which we do not have our own infrastructure, and we plan to pursue additional regulatory approvals and commercialization of avapritinib in additional countries, including through additional distribution agreements. We have granted CStone an exclusive license to develop and commercialize pralsetinib and BLU-554 in the CStone Territory.

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

Roche—Pralsetinib Collaboration. In July 2020, we entered into a collaboration with Roche to develop and commercialize pralsetinib for the treatment of RET-altered cancers. Under the collaboration, we and Genentech are co-commercializing GAVRETO in the U.S., and Roche was granted exclusive commercialization rights for pralsetinib outside of the U.S., excluding the CStone Territory, which consists of Mainland China, Hong Kong, Macau and Taiwan. In February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective in February 2024, at which time we will regain commercialization and development rights for GAVRETO from Roche in the U.S. and Roche Territory. Until the termination of the collaboration agreement is effective, the parties will continue to perform their respective obligations under the collaboration agreement, including with respect to the development and commercialization of GAVRETO. The parties will enter into a transition plan to facilitate the reversion of the product, including reasonable allocation of costs and expenses. We will not be entitled to receive payment for milestones, if any, achieved after the receipt of the notice of termination but before the effective date of termination. Upon the termination becoming effective, our exclusivity obligations under the collaboration agreement will terminate and we have initiated the process of re-

partnering GAVRETO for future development and commercialization.

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

In connection with the IDRx License Agreement, we also entered into a stock purchase agreement with IDRx, which we refer to as the IDRx Stock Purchase Agreement, pursuant to which we received 4,509,105 shares of IDRx’s Series A preferred stock and the right to receive additional shares of IDRx’s Series A preferred stock through an anti-dilution provision subject to a defined financing cap and the eligibility to receive up to $217.5 million in contingent cash payments, including specified development, regulatory and sales-based milestone payments and tiered royalty payments. In July 2023, we received an additional 192,282 shares pursuant to the anti-dilution provision in the IDRx Stock Purchase Agreement.

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

Debt Facility. In June 2022, we entered into a Financing Agreement for up to $660.0 million with Sixth Street Partners. The Financing Agreement, as amended, provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice, subject to certain terms and conditions. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan. In August 2023, we received the first tranche of the senior secured delayed draw term loan facility in the amount of $100.0 million in gross proceeds.

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through September 30, 2023, we have received an aggregate of $3.7 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, or IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, or Alexion, and $250.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

Since inception, we have incurred significant operating losses. Our net loss was $396.1 million for the nine months ended September 30, 2023. Our net losses were $557.5 million and $644.1 million for the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $2,229.0 million. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate variability in our expenses in future periods in connection with our ongoing activities, particularly as we:

●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize our drug and any current or future drug candidates for which we may obtain marketing approval;
●	seek marketing approval for avapritinib in additional geographies, particularly for indolent SM in geographies outside of the U.S.;
●	initiate or advance clinical development activities for other current or future drug candidates as monotherapies or in combination with other agents;
●	continue to discover, validate and develop additional drug candidates or development candidates, including elenestinib (BLU-263), BLU-945, BLU-525, BLU-451, BLU-222 and BLU-808;
●	continue to manufacture increasing quantities of drug substance and drug product material for use in preclinical studies, clinical trials and commercialization and to purchase quantities of other agents for use in our clinical trial as we develop our drugs and drug candidates as potential combination therapies or for use as comparator agents;
●	conduct research and development activities under our collaborations with Zai Lab and Proteovant;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license additional businesses, technologies, drugs or drug candidates, form strategic alliances or create joint ventures with third parties; and
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel.

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

For the three and nine months ended September 30, 2023, our revenue primarily consisted of product sales of AYVAKIT/AYVAKYT as well as some collaboration and license revenue under our collaboration agreements with our collaboration partners. During the nine months ended September 30, 2023, our collaboration and license revenue primarily included amounts that were recognized related to an achieved milestone payment under our collaboration with CStone and research and development services under our immunotherapy collaboration with Roche.

In the future, we expect to generate revenue from a combination of sources, including sales of our current drug product and any current or future drug candidates for which we receive marketing approval, royalties on drug sales, upfront, milestone, profit sharing and other payments, if any, under any current or future collaboration and license agreements, including revenues related to the supply of our drug candidates or approved drugs to our various collaboration partners. We anticipate variability in revenue in the future as a result of the timing and amount of product sales, license fees, manufacturing services, and achievement of milestones or other payments under our collaboration or license agreements, if any.

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

Prior to receiving the initial FDA approval for AYVAKIT in January 2020, and subsequent approval in June 2021, we manufactured inventory to be sold upon commercialization and recorded approximately $31.0 million related to this inventory as research and development expense. As a result, the manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in prior periods and are therefore excluded from the cost of goods sold for the three and nine months ended September 30, 2023 and 2022, respectively. We estimate our cost of goods sold related to product revenue as a percentage of net product revenue will continue to be positively impacted as we sell through certain inventory that was previously expensed prior to FDA approval. We expect to sell through our pre-launch inventory in the near term. Once the low-cost inventory balances are sold through, we estimate our costs of goods sold related to product sales to remain in the mid-single digit percentage range. Cost of goods sold related to sales of drug products to our collaboration partners are at lower margins and partially offset the positive impact of the previously expensed inventory.

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

The successful development of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these drug candidates. We are also unable to predict when material net cash inflows will commence from the sale of our current or future drug candidates for which we received marketing approval. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

The following tables summarize our research and development expenses by program for the three and nine months ended September 30, 2023 and 2022. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended September 30,
	2023	2022	Dollar change	% Change
Avapritinib external expenses	$5,618	$17,240	$(11,622)	(67)%
Pralsetinib external expenses	7,602	3,028	4,574	151
BLU-263 external expenses	6,092	10,574	(4,482)	(42)
EGFR franchise (BLU-451/525/701/945) external expenses	11,917	22,864	(10,947)	(48)
BLU-222 external expenses	11,951	11,454	497	4
BLU-808 external expenses	3,278	820	2,458	300
Other development and pre-development candidate expenses and unallocated expenses	25,385	28,111	(2,726)	(10)
Internal research and development expenses	38,409	33,890	4,519	13
Total research and development expenses	$110,252	$127,981	$(17,729)	(14)%

	Nine Months Ended September 30,
	2023	2022	Dollar change	% Change
Avapritinib external expenses	$26,059	$41,174	$(15,115)	(37)%
Pralsetinib external expenses	17,066	22,658	(5,592)	(25)
BLU-263 external expenses	19,822	28,595	(8,773)	(31)
EGFR franchise (BLU-451/525/701/945) external expenses	45,061	66,304	(21,243)	(32)
BLU-222 external expenses	33,819	32,173	1,646	5
BLU-808 external expenses	6,501	1,456	5,045	346
Other development and pre-development candidate expenses and unallocated expenses	69,864	67,884	1,980	3
Internal research and development expenses	111,992	99,335	12,657	13
Total research and development expenses	$330,184	$359,579	$(29,395)	(8)%

*

Pralsetinib external expenses include expenses reimbursable to Roche under our collaboration for pralsetinib with Roche, and other development and pre-development candidate expenses include expenses reimbursable to us under our other collaboration agreements.

We expect variability in our research and development expenses in future periods as our drug candidate development programs progress. The costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for active pharmaceutical ingredient, or API, drug product and drug substance for current and future clinical trials will vary depending on clinical data results and our resources allocation priorities. In addition, our research and development expenses may increase with potential new collaborations and future acquisitions. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our approved drugs or drug candidates for which we may receive marketing approval, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

During 2023, we expect our research and development expenses will decline, as compared to 2022, due to our focused approach towards optimizing operational efficiency across our portfolio while executing across our top priority programs.

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage (in thousands):

	Three Months Ended September 30,
	2023	2022	Dollar Change	% Change
Total revenues	$56,566	$65,977	$(9,411)	(14)%
Total cost and operating expenses	185,546	190,254	(4,708)	(2)
Total other expense, net	(4,536)	(8,000)	3,464	43
Loss before income taxes	(133,516)	(132,277)	(1,239)	(1)
Income tax expense	197	886	(689)	(78)
Net loss	$(133,713)	$(133,163)	$(550)	(0)%

Total Revenues

Total revenues consist of the following (in thousands):

	Three Months Ended September 30,
	2023	2022	Dollar Change	% Change
Product revenue, net	$54,228	$28,634	$25,594	89%
Collaboration and license revenue	2,338	9,843	(7,505)	(76)
License revenue - related party	—	27,500	(27,500)	(100)
Total revenues	$56,566	$65,977	$(9,411)	(14)%

Product Revenue, Net

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT during the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Dollar Change	% Change
United States	$49,121	$25,054	$24,067	96%
Rest of World	5,107	3,580	1,527	43
Total	$54,228	$28,634	$25,594	89%

Product revenue, net increased during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily driven by growth in the number of SM patients on therapy, including advanced SM and indolent SM with the recent label expansion.

Collaboration and License Revenue

The following table summarizes the revenue recognized from our collaboration and license agreements during the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Dollar change	% Change
CStone collaboration	$1,820	$2,915	$(1,095)	(38)%
Collaboration with Roche for pralsetinib	513	4,282	(3,769)	(88)
Roche immunotherapy collaboration	—	2,475	(2,475)	(100)
Other	5	171	(166)	(97)
Total collaboration and license revenue	$2,338	$9,843	$(7,505)	(76)%

Revenue recognized from our collaboration and license agreements decreased during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to:

●	Decreased revenue from our collaboration with Roche for pralsetinib during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to a decrease in manufacturing services related to Roche Territory-specific activities.
●	Decreased revenue from our CStone collaboration during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to a decrease in manufacturing services and royalty revenue related to CStone Territory-specific activities.

●	No revenue was recognized under the Roche immunotherapy agreement during the three months ended September 30, 2023 as a result of the collaboration agreement termination effective in April 2023.

License revenue – related party

License revenue – related party decreased by $27.5 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease resulted from the license revenue recorded under the IDRx License Agreement that was executed during the three months ended September 30, 2022.

Cost of Product Sales

The following table summarizes the cost of product sales during the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Dollar change	% Change
Cost of product sales	$1,685	$710	$975	137%
Cost of collaboration sales	1,097	2,290	(1,193)	(52)
Total cost of sales	$2,782	$3,000	$(218)	(7)%

Cost of sales decreased during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to a decrease in the cost of collaboration related sales which was primarily driven by a decrease in manufacturing services related to our collaboration partners. The increase in cost of product sales was primarily driven by an increase in product sales.

Collaboration Loss Sharing

The following table summarizes the collaboration loss sharing expense during the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Dollar Change	% Change
Collaboration loss sharing	$1,771	$1,665	$106	6%

Collaboration loss sharing under the collaboration with Roche for pralsetinib increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to a decrease in GAVRETO product sales in the U.S. during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Research and Development Expense

The following table summarizes the research and development expenses during the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Dollar change	% Change
Clinical and manufacturing related activities	$35,790	$54,531	$(18,741)	(34)%
Compensation and related expenses	28,112	24,719	3,393	14
Early drug discovery and platform	17,515	20,787	(3,272)	(16)
Stock-based compensation	11,169	10,010	1,159	12
Consulting and professional services	7,731	9,561	(1,830)	(19)
Facilities and IT	8,764	7,086	1,678	24
Other	1,171	1,287	(116)	(9)
Total research and development expenses	$110,252	$127,981	$(17,729)	(14)%

Research and development expense decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to a decrease of $18.7 million in clinical and manufacturing related activities primarily due to our focused approach towards optimizing operational efficiency across our portfolio while executing across our top priority programs as well as the timing of manufacturing of clinical trial materials.

Selling, General and Administrative Expense

The following table summarizes the sales, general and administrative expenses during the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Dollar change	% Change
Compensation and related expenses	$29,669	21,661	$8,008	37%
Stock-based compensation	11,901	14,099	(2,198)	(16)
Commercial and related expenses	13,071	7,719	5,352	69
Consulting and professional services	9,787	8,131	1,656	20
Facilities and IT	3,226	2,537	689	27
Other	3,087	3,461	(374)	(11)
Total sales, general and administrative expenses	$70,741	$57,608	$13,133	23%

Selling, general and administrative expense increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to:

●	An increase of $8.0 million in compensation and related expenses driven by increased headcount in our field team to support our commercial activities related to indolent SM launch; and
●	An increase of $5.4 million in commercial and related activities primarily related to the expansion of our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT.

Interest Expense, Net

The following table summarizes the interest expense, net, during the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Dollar Change	% Change
Interest income	$9,329	$2,950	$6,379	216%
Interest expense	(13,137)	(11,346)	(1,791)	16
Interest expense, net	$(3,808)	$(8,396)	$4,588	(55)%

Interest expense, net, decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to higher interest income earned on our investments, partially offset by higher interest charges on the liability related to the sale of future revenues and the term loan with Sixth Street Partners during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Other Income (Expense), Net

The following table summarizes the other income (expense), net, during the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Dollar Change	% Change
Other income (expense), net	$(728)	$396	$(1,124)	(284)%

Other expense, net, increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to a decrease in other income. During the three months ended September 30, 2022, we recorded other income from a transfer of pre-launch inventory to a third party whereas no such other income was recorded during the three months ended September 30, 2023.

Income Tax Expense

The following table summarizes the income tax expense during the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Dollar Change	% Change
Income tax expense	$197	$886	$(689)	(78)%

Income tax expense decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to the Company’s estimated taxable loss position for the year ended December 31, 2023, whereas, during the three months ended September 30, 2022, the Company was in estimated taxable income position for the calendar year ended December 31, 2022 due to the cash considerations received under the royalty purchase agreement and the purchase and sale agreement entered into with Royalty Pharma and Sixth Street Partners in June 2022.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage (in thousands):

	Nine Months Ended September 30,
	2023	2022	Dollar Change	% Change
Total revenues	$177,423	$165,255	$12,168	7%
Total cost and operating expenses	558,591	552,974	5,617	1
Total other expense, net	(13,993)	(6,952)	(7,041)	(101)
Loss before income taxes	(395,161)	(394,671)	(490)	0
Income tax expense	907	4,200	(3,293)	(78)
Net loss	$(396,068)	$(398,871)	$2,803	1%

Total Revenues

Total revenues consist of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022	Dollar Change	% Change
Product revenue, net	$133,173	$80,929	$52,244	65%
Collaboration and license revenue	44,250	56,826	(12,576)	(22)
License revenue - related party	—	27,500	(27,500)	(100)
Total revenues	$177,423	$165,255	$12,168	7%

Product Revenue, Net

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT during the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Dollar Change	% Change
United States	$118,355	$70,888	$47,467	67%
Rest of World	14,818	10,041	4,777	48
Total	$133,173	$80,929	$52,244	65%

Product revenue, net increased during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily driven by growth in the number of SM patients on therapy, including advanced SM and indolent SM with the recent label expansion.

Collaboration and License Revenue

The following table summarizes the revenue recognized from our collaboration and license agreements during the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Dollar change	% Change
Roche immunotherapy collaboration	$25,706	$1,710	$23,996	n/a %
CStone collaboration	16,861	18,209	(1,348)	(7)
Collaboration with Roche for pralsetinib	1,672	5,573	(3,901)	(70)
Clementia license agreement	—	30,000	(30,000)	(100)
Other	11	1,334	(1,323)	(99)
Total collaboration and license revenue	$44,250	$56,826	$(12,576)	(22)%

Revenue recognized from our collaboration and license agreements decreased during the nine months ended September 30, 2023 as compared to nine months ended September 30, 2022 primarily due to:

●	Decreased revenue from our license agreement with Clementia due to revenue from a $30.0 million milestone payment related to a specified development milestone achieved during the nine months ended September 30, 2022.
●	Decreased revenue from our collaboration with Roche for pralsetinib during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to a decrease in manufacturing services related to Roche Territory-specific activities.

The decreases was partially offset by increased revenue under our Roche immunotherapy collaboration during the nine months ended September 30, 2023 due to the collaboration agreement termination which resulted in the reduction in the costs incurred to satisfy our performance obligation under the Roche immunotherapy collaboration, and consequently, increased the transaction price and the percentage of completion of revenue to be recognized under the collaboration agreement.

License revenue – related party

License revenue – related party decreased by $27.5 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease resulted from the license revenue recorded under the IDRx License Agreement that was executed during the nine months ended September 30, 2022.

Cost of Product Sales

The following table summarizes the cost of product sales during the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Dollar change	% Change
Cost of product sales	$4,671	$2,139	$2,532	118%
Cost of collaboration sales	3,609	10,826	(7,217)	(67)
Total cost of sales	$8,280	$12,965	$(4,685)	(36)%

Cost of sales decreased during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to a decrease in the cost of collaboration related sales which was driven primarily by a decrease in manufacturing services related to our collaboration partners. The increase in cost of product sales was primarily driven by an increase in product sales.

Collaboration Loss Sharing

The following table summarizes the collaboration loss sharing expense during the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Dollar Change	% Change
Collaboration loss sharing	$4,301	$7,076	$(2,775)	(39)%

Collaboration loss sharing under the collaboration with Roche for pralsetinib decreased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to higher GAVRETO product sales in the U.S. during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Research and Development Expense

The following table summarizes the research and development expenses during the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Dollar change	% Change
Clinical and manufacturing related activities	$109,540	$149,193	$(39,653)	(27)%
Compensation and related expenses	83,384	71,307	12,077	17
Early drug discovery and platform	55,551	58,609	(3,058)	(5)
Stock-based compensation	31,513	30,548	965	3
Consulting and professional services	22,255	25,320	(3,065)	(12)
Facilities and IT	25,454	21,037	4,417	21
Other	2,487	3,565	(1,078)	(30)
Total research and development expenses	$330,184	$359,579	$(29,395)	(8)%

Research and development expense decreased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to:

●	A decrease of $39.7 million in clinical and manufacturing related activities primarily due to our focused approach towards optimizing operational efficiency across our portfolio while executing across our top priority programs, the timing of manufacturing of clinical trial materials and decreased activities related to pralsetinib clinical studies; offset by
●	An increase of $12.1 million in compensation and related expenses driven by increased headcount to support the progression of our pipeline.

Selling, General and Administrative Expense

The following table summarizes the sales, general and administrative expenses during the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Dollar change	% Change
Compensation and related expenses	$90,872	$63,601	$27,271	43%
Stock-based compensation	38,575	42,307	(3,732)	(9)
Commercial and related expenses	34,489	24,299	10,190	42
Consulting and professional services	30,067	25,118	4,949	20
Facilities and IT	10,184	8,453	1,731	20
Other	11,639	9,576	2,063	22
Total sales, general and administrative expenses	$215,826	$173,354	$42,472	25%

Selling, general and administrative expense increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to:

●	An increase of $27.3 million in compensation and related expenses driven by increased headcount in our sales force to support our commercial activities related to indolent SM launch; and
●	An increase of $10.2 million in commercial and related activities primarily related to the expansion of our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT.

Interest Expense, Net

The following table summarizes the interest expense, net, during the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Dollar Change	% Change
Interest income	$22,978	$3,824	$19,154	501%
Interest expense	(36,602)	(11,351)	(25,251)	222
Interest expense, net	$(13,624)	$(7,527)	$(6,097)	81%

Interest expense, net, increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to the interest charges on the liability related to the sale of future revenues and the term loan with Sixth Street Partners. The increase in interest expense was partially offset by higher interest income earned on the Company’s investments during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Other Income (Expense), Net

The following table summarizes the other income (expense), net, during the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Dollar Change	% Change
Other income (expense), net	$(369)	$575	$(944)	(164)%

Other expense, net, increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to a decrease in other income and an increase in foreign exchange losses.

During the nine months ended September 30, 2022, we recorded other income from a transfer of pre-launch inventory to a third party, whereas no such other income was recorded during the nine months ended September 30, 2023.

Income Tax Expense

The following table summarizes the income tax expense during the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Dollar Change	% Change
Income tax expense	$907	$4,200	$(3,293)	(78)%

Income tax expense decreased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to the Company’s estimated taxable loss position for the year ended December 31, 2023, whereas, during the nine months ended September 30, 2022, the Company was in estimated taxable income position for the calendar year ended December 31, 2022 due to the cash considerations received under the royalty purchase agreement and the purchase and sale agreement entered into with Royalty Pharma and Sixth Street Partners in June 2022.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and license agreements, future royalty and revenue monetization, and a term loan. Through September 30, 2023, we have received an aggregate of $3.7 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion, and $250.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $827.2 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(357,919)	$(380,872)
Net cash provided by (used in) investing activities	195,271	(96,258)
Net cash provided by financing activities	103,697	559,319
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(58,951)	$82,189

Net Cash Used in Operating Activities. For the nine months ended September 30, 2023, compared to the same period in 2022, the $23.0 million decrease in net cash used in operating activities was primarily due to an increase in non-cash adjustments of $24.2 million and a decrease in net loss of $2.8 million, partially offset by the changes in our operating assets and liabilities of $4.1 million. The changes in non-cash adjustments were primarily due to the $27.5 million non-cash customer consideration related to our IDRx License Agreement that was executed during the nine months ended September 30, 2022, partially offset by the increase of $12.4 million in the net accretion of discounts related to our investments in marketable securities. The changes in net cash flows related to changes in our operating assets and liabilities were generally due to timing of vendor invoices and payments.

Net Cash Provided by (Used in) Investing Activities. For the nine months ended September 30, 2023, compared to the same period in 2022, the $291.5 million increase in net cash provided by investing activities was primarily due to the $295.2 million increase in net proceeds received from maturities of our investments in marketable securities.

Net Cash Provided by Financing Activities. For the nine months ended September 30, 2023, compared to the same period in 2022, the $455.6 million decrease in net cash provided by financing activities was primarily due to the $415.8 million in net proceeds provided by the sale of future royalties and future revenues during the nine months ended September 30, 2022 and the $39.8 million decrease in net proceeds provided by the term loan facility.

Debt Financing

In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma. Pursuant to the Royalty Purchase Agreement, we received an upfront payment of $175.0 million in consideration for our rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone Territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of September 30, 2023, the net carrying value of the liability related to this arrangement was $175.3 million.

In July 2022, we closed a Future Revenue Purchase Agreement with Sixth Street Partners and received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of elenestinib (BLU-263), but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of September 30, 2023, the net carrying value of the liability related to this arrangement was $264.9 million.

In July 2022, we closed a Financing Agreement for up to $660.0 million with Sixth Street Partners. The Financing Agreement, entered into by the parties in connection with the transaction provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice subject to certain terms and conditions. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In August 2023, we received the first tranche of the senior secured delayed draw term loan facility in the amount of $100.0 million in gross proceeds. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan. As of September 30, 2023, the net carrying value of the term loan was $238.4 million.

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

Funding Requirements

We expect variability in our expenses in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT/AYVAKYT, GAVRETO and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We may incur additional significant costs if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we may seek to obtain additional funding from time to time in connection with our continuing operations or business objectives. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $827.2 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

Our future capital requirements will depend on and may increase as a result of many factors, including:

●	the success of our commercialization efforts and market acceptance for AYVAKIT/AYVAKYT or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT/AYVAKYT and any of our current or future drug candidates for which we receive marketing approval;
●	the costs of securing manufacturing, packaging and labeling arrangements to ensure adequate supply for development activities and commercial production, including API, drug substance and drug product material for use in preclinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the cost of purchasing quantities of agents for use in our clinical trials in connection with our efforts to develop our drugs and drug candidates, including for development as combination therapies;
●	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, to the extent these expenses are not the responsibility of our collaboration partners;
●	the success of our collaborations with CStone, Zai Lab and Proteovant and our license agreements with Clementia and IDRx, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration or license agreements, our financing arrangements, or any collaboration, partnership, financing or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations.

Identifying potential drug candidates, conducting preclinical development and testing and clinical trials and, for any drug candidates that receive marketing approval, establishing and maintaining commercial infrastructure is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals and achieve substantial revenues for any of our drugs or drug candidates that receive marketing approval. In addition, our drugs and any current or future drug candidates that receive marketing approvals may not achieve commercial success. Accordingly, we may need to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Until we can generate material net cash inflows from our operations, we may choose to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, future revenue monetizations, collaborations, strategic alliances and licensing arrangements. We do not have any committed external sources of funds, other than our collaborations with CStone and Zai Lab, the license agreements with Clementia and IDRx, the Royalty Purchase Agreement with Royalty Pharma, and the Financing Agreement with Sixth Street Partners, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Additional debt financing, if available, would increase our fixed payment obligations and may involve agreements that include additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

During the nine months ended September 30, 2023, there was a decrease of $7.3 million in our contractual obligations described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents and marketable securities of $827.2 million and $1,078.5 million, respectively, consisting primarily of money market funds and investments in U.S. government agency and treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from monetary policy from the U.S. and international central banks, inflationary pressures, and geopolitical developments, or instability or volatility in the global markets. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2023 and December 31, 2022, we held limited funds and future obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the three and nine months ended September 30, 2023. However, if inflation remains at current levels for an extended period of time, or increases, our costs are likely to increase, which may negatively impact our margins and cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

●	We are in the process of growing as a commercial company and the marketing and sale of AYVAKIT® (avapritinib) (marketed in Europe under the brand name AYVAKYT®), GAVRETO® (pralsetinib) or any future approved drugs may be unsuccessful or less successful than anticipated.
●	The commercial success of our current and future drugs will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
●	If the market opportunities for our approved drugs or drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be adversely affected.
●	We face substantial competition, which may result in our commercial opportunity being reduced or limited by others commercializing, developing or discovering drugs before or more successfully than we do.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any of our approved drugs or drug candidates that we may develop.
●	If we are unable to obtain regulatory approval for our drug candidates (including for avapritinib in additional geographies, particularly for indolent SM in geographies outside of the U.S.) and ultimately commercialize them, or experience significant delays in doing so, our business may be materially harmed.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates and, if applicable, for any related companion diagnostic tests, we will not be able to commercialize, or may be delayed in commercializing, such drug candidates, and our ability to generate revenue will be materially impaired.
●	Our drugs and drug candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, result in restrictive distribution or result in other negative consequences following marketing approval, if any.
●	Positive preclinical data, individual case report presentations, and interim or early or clinical results for our drug candidates may not be indicative of future results and may not evolve into final clinical data that supports continued clinical development or into registration-enabling data.
●	We may not be successful in our efforts to expand our pipeline of drug candidates.
●	We are required to comply with comprehensive and ongoing regulatory requirements for any of our

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

The precise incidence and/or prevalence for SM, chronic urticaria and other mast cell disorders, RET-altered cancers, EGFR-mutated NSCLC, CDK2-vulnerable cancers and GIST are unknown. Our projections of the number of people who have these diseases, the frequency of the genetic alterations targeted by our drugs and drug candidates and the subset of patients who have the potential to benefit from our treatment options are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or third-party market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our approved drugs and drug candidates may be limited or may not be amenable to treatment with our precision therapies.

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

AYVAKIT/AYVAKYT and elenestinib (BLU-263) face competition for advanced SM from Novartis AG’s midostaurin and imatinib, and may face competition from drug candidates in development, including that being developed by Cogent Biosciences, Inc. Avapritinib and elenestinib may face non-advanced SM competition from drug candidates in development, including those being developed by AB Science S.A., Allakos Inc., Celldex Therapeutics, Inc., Cogent Biosciences, Inc. and Invea Therapeutics Inc.

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

GAVRETO faces competition for RET fusion-positive NSCLC and RET fusion-positive thyroid cancer, from Eli Lilly and Company’s selpercatinib. If pralsetinib receives marketing approval for patients with other solid tumors, it will also face competition from selpercatinib for these additional indications. In addition, pralsetinib may face competition from other drug candidates in development for RET-altered cancers, including those being developed by AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc., and Stemline Therapeutics, Inc., as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, sorafenib, sunitinib and vandetinib.

We are developing BLU-525 and BLU-945 for treatment-resistant EGFR-mutated NSCLC, which, if approved, will face competition from AstraZeneca plc’s osimertinib and aumolertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRx, Inc. and approved in China. In addition, BLU-525 and BLU-945 may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Abbisko Therapeutics Co. Ltd, Shanghai Allist Pharmaceuticals Co. Ltd. (Allist), Arrivent Biopharma, Inc., Betta Pharmaceuticals Co. Ltd., Black Diamond Therapeutics, Inc., Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., Daiichi Sankyo Company, Limited, Janssen Pharmaceuticals, Inc., J INTS Bio, Kanaph Therapeutics Inc., Qilu Pharmaceutical Co., Ltd., RedCloud Bio, Scorpion Therapeutics, Inc., Suzhou Junjing Biosciences, Suzhou Puhe Biopharma Co. Limited, Systimmune, Taiho Oncology, Therapex, Theseus Pharmaceuticals, Inc.

We are developing BLU-451 for NSCLC driven by EGFR exon 20 insertions or other rare, atypical mutations, which, if approved, will face competition from AstraZeneca plc’s osimertinib, Boehringer Ingelheim Pharmaceuticals’ afatinib, and Janssen Pharmaceuticals’s amivantamab. In addition, BLU-451 may face competition from drug candidates in development for NSCLC driven by EGFR exon 20 insertions or other rare, atypical mutations, including those being developed by Abbisko Therapeutics Co., Ltd., Allist Pharmaceuticals Co. Ltd., Arrivent Biopharma, Inc., Avistone, Bayer AG, Black Diamond Therapeutics, Cullinan Oncology, Inc., Daiichi Sankyo Company, Limited, Dizal Pharmaceutical Co. Ltd., Shenzhen Forward Pharmaceutical Co., Ltd., Huadong Medicine Co., Ltd., Shanghai Junshi Biosciences Co., Ltd., Oric Pharmaceuticals, Inc., Scorpion Therapeutics, Inc., Suzhou Puhe Biopharma Co. Limited, Taiho Oncology, and TYK Medicines, Inc.

We are developing BLU-222 for cancers vulnerable to CDK2 inhibition, including CCNE1-aberrant cancers, which, if approved, will face competition from indication-specific therapies such as AstraZeneca and Daiichi Sankyo’s Enhertu, AstraZeneca and Merck’s olaparib, Clovis Oncology’s rucaparib, Eisai’s lenvatinib, Genentech’s bevacizumab, GSK’s niraparib, GSK’s dostarlimab, Menarini Group & Stemline Therapeutics’ elacestrant, Merck’s pembrolizumab, and Novartis’ alpelisib. In addition, BLU-222 may face competition from drug candidates in development, including those being developed by Acrivon Therapeutics, Allorion Therapeutics, Inc., Anrui Biomedical Technology, Arvinas, AstraZeneca plc, Aucentra Therapeutics, BioTheryX, Inc., Cedilla Therapeutics, Inc., Cyclacel Pharmaceuticals Inc., Eli Lilly and Company, Exelixis, Gilead Sciences, Inc., IMPACT Therapeutics, Inc., Incyclix Bio, LLC, Incyte Corporation, Monte Rosa Therapeutics, Inc., Pfizer Inc., Plexium, Inc., Regor Therapeutics Inc., Relay Therapeutics, Inc., Repare Therapeutics, Inc., Satya Pharma Innovations Pvt. Ltd., and Zentalis Pharmaceuticals, Inc.

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

We are developing BLU-808 for chronic urticaria, which if approved, will face competition from other therapies, including omalizumab developed by Genentech and Novartis. In addition, BLU-808 may face competition from drug candidates in development for chronic urticaria, including those developed by Allakos Inc., Amgen Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Escient Pharmaceuticals, Inc., Evommune, Inc, Incyte Corporation, Inmagene Biopharmaceuticals Co. Ltd., Jasper Therapeutics, Inc., Modulus Discovery Inc., Novartis AG, Regeneron Pharmaceuticals, Inc., Sanofi S.A., and Third Harmonic Bio, Inc.

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

Risks Related to Drug Development and Regulatory Approval

If we are unable to advance our drug candidates to clinical development, obtain regulatory approval for our drug candidates, including for avapritinib in additional geographies, particularly for indolent SM in geographies outside of the U.S., and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

Our ability to generate material net cash inflows from our operations will depend heavily on the successful development and commercialization of our drugs and drug candidates. Each of our drug candidates will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, substantial investment and significant marketing efforts before we generate substantial revenues from sales for those drug candidates, if approved. In addition, for some of our drug candidates, in order to select patients most likely to respond to treatment and rapidly confirm mechanistic and clinical proof-of-concept, or to identify appropriate patients for our drugs or drug candidates for which we obtain approval, we may be required or we may seek to develop companion diagnostic tests, which are assays or tests to identify an appropriate patient population. Companion diagnostic tests are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates. The success of our approved drugs and drug candidates will depend on several factors, including the following:

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

We may not be able to initiate or continue clinical trials for our drug candidates, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. Because the target patient populations for our drug candidates and approved drugs in clinical development for additional indications are relatively small, it may be difficult to successfully identify patients. Although we have entered into or plan to enter into agreements with third parties to develop companion diagnostic tests for use in some of our other current or future clinical trials in order to help identify eligible patients, we may experience delays in reaching, or fail to reach, agreement on acceptable terms to develop such companion diagnostic tests. Any third parties whom we engage to develop companion diagnostic tests may experience delays or may not be successful in developing such companion diagnostic tests, furthering the difficulty in identifying patients for our clinical trials. In addition, current commercially available diagnostic tests to identify appropriate patients for our clinical trials or any approved drug candidates may become unavailable in the future.

In addition, we experienced some delays or disruptions in enrollment in our ongoing clinical trials due to the COVID-19 pandemic, and we may experience additional delays or disruptions in the future due to the changes in local site or IRB policies, availabilities of site staff, and reprioritization of hospital resources. Furthermore, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates and approved drugs in clinical development for additional indications, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through September 30, 2023, we have received an aggregate of $3.7 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, or Alexion and $250.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we also have generated revenue through sales of our drug products.

Since inception, we have incurred significant operating losses. Our net loss was $396.1 million for the nine months ended September 30, 2023. Our net losses were $557.5 million and $644.1 million for the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $2,229.0 million.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate that our expenses may continue to increase in connection with our ongoing activities. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, we will incur significant sales, marketing and outsourced-manufacturing expenses in connection with the commercialization of any of our drugs or any drug candidates for which we may receive marketing approval. In addition, we have incurred and will continue to incur substantial costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

Our ability to generate substantial revenue depends on a number of factors, including, but not limited to, our ability to:

●initiate and successfully complete clinical trials that meet their clinical endpoints;
●initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our drug candidates, including for avapritinib in additional geographies, particularly for indolent SM in geographies outside of the U.S.;
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

We expect to incur significant sales and marketing costs as we commercialize AYVAKIT/AYVAKYT, jointly commercialize GAVRETO with Roche and commercialize any current or future drug candidates for which we receive marketing approval. Even if we initiate and successfully complete pivotal clinical trials of our drug candidates, and our drug candidates are approved for commercial sale, and despite expending these costs, our drug candidates may not be commercially successful. We may not achieve profitability soon after generating drug sales, if ever. If we are unable to generate material net cash inflows from our operations, we will not become profitable and may be unable to continue operations without continued funding.

We may seek to raise additional funding from time to time. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate some of our drug development programs or commercialization efforts.

The development and commercialization of pharmaceuticals is capital intensive. We are currently advancing multiple drug candidates and development programs through clinical and preclinical development. Our expenses may increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates, including marketing approval for avapritinib in additional geographies, particularly for indolent SM in geographies outside of the U.S. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT/AYVAKYT and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We may also need to raise additional funds if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate.

Our future capital requirements will depend on and may increase as a result of many factors, including:

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
●the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including seeking marketing approval for avapritinib in additional geographies, particularly for indolent SM in geographies outside of the U.S.;

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

Until such time as we can generate material net cash inflows from our operations, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and future revenue monetizations. We do not have any committed external source of funds, other than our collaborations with CStone and Zai Lab and the license agreements with Clementia and IDRx, the Royalty Purchase Agreement with Royalty Pharma, and the Financing Agreement with Sixth Street Partners, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drugs and drug candidates that we would otherwise prefer to develop and market ourselves.

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

In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma, pursuant to which, we sold our right to receive all of the royalties payable to the Company with respect to net sales by Roche, in all countries besides China, Hong Kong, Macau, Taiwan (collectively, Greater China) and the U.S., of GAVRETO under the collaboration agreement, dated July 13, 2020, by and between the Company and Roche, as amended, which we refer to as the Roche pralsetinib collaboration agreement. As consideration for the arrangement, we received $175.0 million upfront in cash and may receive up to $165.0 million in contingent milestone payments. However, in February 2023, Roche provided written notice of its election to terminate the Roche pralsetinib collaboration agreement for convenience. Following the termination of the Roche pralsetinib collaboration agreement, if the specified net sales milestone thresholds under the Royalty Purchase Agreement with Royalty Pharma are not otherwise met, we may no longer be eligible to receive any of the contingent milestone payments under the Royalty Purchase Agreement.

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

Our level of indebtedness and the terms of the Financing Agreement with Sixth Street Partners could adversely affect our operations and limit our ability to plan for or respond to changes in our business. If we are unable to comply with restrictions in the Financing Agreement, the repayment of our existing indebtedness could be accelerated.

Under the Financing Agreement with Sixth Street Partners we have incurred a substantial amount of debt, which could adversely affect our business. In July 2022, we drew down the senior secured term loan of $150.0 million. The facility also includes a senior secured delayed draw term loan of up to $250.0 million to be funded in two tranches: (i) a tranche A delayed draw loan in an aggregate principal amount of $100.0 million and (ii) a tranche B delayed draw term loan in an aggregate principal amount of up to $150.0 million. We may also at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan. In August 2023, we received the first tranche of the senior secured delayed draw term loan facility in the amount of $100.0 million in gross proceeds.

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

The Financing Agreement requires us to make certain payments of principal and interest over time and contains several other restrictive covenants. Among other requirements of the Financing Agreement, we and our subsidiaries party to the Financing Agreement must maintain a minimum consolidated liquidity of $80.0 million. These and other terms in the Financing Agreement could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business.

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

The facilities used by our contract manufacturing organizations (CMOs) to manufacture our drugs and drug candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our CMOs for compliance with cGMPs in connection with the manufacture of our drugs and drug candidates. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drugs and drug candidates, or if the FDA or a comparable regulatory authority withdraws any such approval in the future, we may be delayed in obtaining approval of these facilities for the manufacture of our drugs and drug candidates or need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved, and could require comparability studies for the setup of manufacturing operations at alternative facilities. If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or drug candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our drug candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop drug candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our drug candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our drug products or drug candidates. In addition, in the case of the CMOs that supply our drug candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our drugs and drug candidates.

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

Any of our drugs and drug candidates that we may develop may compete with other approved drugs and drug candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In March 2020, the U.S. enacted the CARES Act in response to the U.S. COVID-19 pandemic. Throughout the COVID-19 pandemic, there was public concern over the availability and accessibility of critical medical products, and the CARES Act enhanced FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan in place that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.

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

The API, drug substance and drug product used in our drug and drug candidates are supplied to us primarily from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug substance and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. Although we have entered into arrangements to establish redundant or second-source supply of some of the API, drug product or drug substance for avapritinib, if any of our suppliers ceases its operations for any reason or is unable or unwilling to supply API, drug product or drug substance in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug candidates or approved drugs and our financial condition.

For all of our drug candidates, we may from time to time explore opportunities to identify and qualify additional manufacturers to provide such API, drug substance and drug product prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers. In addition, we currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for our approved drugs and clinical-stage drug candidates through 2023.

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

We have relied on certain third parties located in China to manufacture and supply certain raw materials used in our drugs and our drug candidates, and we expect to continue to use such third-party manufacturers for such purposes. In addition, certain of our drug candidates are being evaluated at clinical trial sites in China under our collaboration with CStone and through CROs located in China. A natural disaster, epidemic or pandemic disease outbreaks, trade war, political unrest or other events in China could disrupt the business or operations of CROs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China that significantly impacts such third parties, including services provided by CROs for our research and development programs, clinical trial operations conducted by CROs or our collaborators, or our manufacturers ability to produce raw materials in adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future approved drugs or drug candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China, and we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases in China and the availability of skilled labor declines in China.

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

As of October 15, 2023, we had 661 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic caused extreme volatility and disruptions in the capital and credit markets. In addition, geopolitical developments, such as the Israeli-Palestinian conflict, Russian invasion of Ukraine or deterioration in the bilateral relationship between the U.S. and China could contribute to disruption, instability and volatility in the global markets, as well as an increased inflation, which in turn could adversely impact our operations and those of third parties upon which we rely. Geopolitical conflicts could also have an adverse impact on third parties located in the involved jurisdictions, which could in turn have an adverse impact on our business. For example, certain of our distributors are located in Israel, and may be adversely impacted by the Israeli-Palestinian conflict. Related sanctions, export controls or other actions that may be initiated by nations including the U.S., the EU, Israel or Russia (e.g., potential cyberattacks, disruption of energy flows) could adversely affect our business, our supply chain, CROs, CMOs, clinical trial sites, collaborative partners, distributors or other third parties with which we conduct business. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

Political developments can also lead to uncertainty around regulations and rules that may materially affect our business. For example, as the UK regulatory system is now independent from the EU, a long-term effect of Brexit could be that the UK significantly alters its regulations affecting the clearance or approval of our drug or drug candidates that are developed in the UK. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our drug candidates receive regulatory approval in the UK, as compared to the EU and elsewhere.

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

Our internal computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient and could include the use of artificial intelligence, or AI, and machine learning to launch more automated, targeted and coordinated attacks on targets. The prevalent use of mobile devices also increases the risk of data security incidents. While we have not experienced any material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our drugs’ and drug candidates’ development programs and significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our drugs or drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or drug candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our drug candidates could be delayed.

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

Similarly, the increasing use of AI, and machine learning technology in the biopharmaceutical industry presents new risks and challenges. The use of AI based software may lead to the inadvertent release of confidential or proprietary information, which may adversely impact our ability to realize the benefit of our intellectual property, cause us to incur liabilities as the result of any breaches of confidentiality or impact our ability to comply with data security and privacy laws. Further, as the regulatory framework for these technologies evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business, including as a result of the cost to comply with such laws or regulations.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 eliminates the once available option to deduct research and development expenditures currently and requires taxpayers to amortize specified research expenditures attributable to domestic research over a period of five years and fifteen years for research activities attributable to foreign research. As of September 30, 2023, the U.S. Congress has not passed legislation that would defer the amortization requirement to future periods and as such the inability to deduct research and development expenditures in their entirety in 2022 and 2023 will have a material impact on the carryover of taxable losses used to offset future taxable income, and in turn will impact our cash flows in future years.

Risks Related to Our Common Stock

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through October 23, 2023. As a result of this volatility, our stockholders could incur substantial losses.

The stock market in general has recently experienced relatively large price and volume fluctuations. In particular, the market prices of securities of Nasdaq listed and biopharmaceutical companies have experienced extreme fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could include a decline in the value of our common stock. In addition, the market price for our common stock may be influenced by many factors, including:

●	the success of commercialization of our drugs and drug candidates, if approved;

●	the success of competitive drugs or technologies;
●	results of clinical trials of our drug candidates or those of our competitors;
●	regulatory or legal developments in the U.S. and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our drug candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional drug candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	natural disasters, epidemic or pandemic disease outbreaks, trade wars, political unrest or other similar events;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. In February 2022, we entered into a new sales agreement with Cowen and Company, LLC through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million, subject to the terms and conditions of the sales agreement. We did not sell any shares of common stock under this sales agreement as of September 30, 2023. If we seek authorization to sell shares of common stock under the new sales agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2022, we had federal net operating loss carryforwards of approximately $647.9 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. In addition, pursuant to the TCJA, we may not use net operating loss carry-forwards generated in taxable years beginning after December 31, 2017 to reduce our taxable income in any year beginning after December 31, 2020 by more than 80%, and we may not carry back any net operating losses to prior years. These rules apply regardless of the occurrence of an ownership change.

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

Item 5. Other Information

During the three months ended September 30, 2023, one of the Company’s officers adopted a “Rule 10b5-1 trading arrangement,” as the term is defined in Item 408(a) of Regulation S-K. We describe the material terms of this Rule 10b5-1 trading arrangement below.

Name and Title	Action Taken	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Ariel Hurley (Senior Vice President, Finance and Principal Accounting Officer)	Adoption (9/13/23)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the trading plan	9/13/23 – 9/23/24	16,867

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
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

Blueprint Medicines Corporation

Date: October 26, 2023	By:	/s/ Kathryn Haviland
Kathryn Haviland
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 26, 2023	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)