Form 10-K
period 2023-12-31
Blueprint Medicines Corp
filed 2024-02-15
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on the Nasdaq Global Select Market on such date, was approximately $3,802,927,596.

Number of shares of the registrant’s common stock, par value $0.001 per share, outstanding on February 13, 2024: 61,232,297

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Boston, Massachusetts, United States

Unless otherwise stated, all references to “us,” “our,” “Blueprint,” “Blueprint Medicines,” “we,” the “Company” and similar designations in this Annual Report on Form 10-K refer to Blueprint Medicines Corporation and its consolidated subsidiaries. Blueprint Medicines, AYVAKIT®, AYVAKYT® and associated logos are trademarks of Blueprint Medicines Corporation. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

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

●	We are in the process of growing as a commercial company and the marketing and sale of AYVAKIT® (avapritinib) (marketed in Europe under the brand name AYVAKYT®) or any future approved drugs may be unsuccessful or less successful than anticipated.
●	The commercial success of our current and future drugs will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
●	If the market opportunities for our approved drugs or drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be adversely affected.
●	We face substantial competition, which may result in our commercial opportunity being reduced or limited by others commercializing, developing or discovering drugs before or more successfully than we do.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any of our approved drugs or drug candidates that we may develop.
●	If we are unable to obtain regulatory approval for our drug candidates (including for avapritinib in additional geographies) and ultimately commercialize them, or experience significant delays in doing so, our business may be materially harmed.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates, we will not be able to commercialize, or may be delayed in commercializing, such drug candidates, and our ability to generate revenue will be materially impaired.
●	Our drugs and drug candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, result in restrictive distribution or result in other negative consequences following marketing approval, if any.
●	Positive preclinical data, individual case report presentations, and interim or early or clinical results for our drug candidates may not be indicative of future results and may not evolve into final clinical data that supports continued clinical development or into registration-enabling data.
●	We may not be successful in our efforts to expand our pipeline of drug candidates.
●	We are required to comply with comprehensive and ongoing regulatory requirements for any of our current or future approved drugs, including conducting confirmatory clinical trials for any drug that

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

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib in additional geographies;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT (avapritinib) (marketed in Europe under the brand name AYVAKYT) and any current and future drug candidates for which we receive marketing approval;
●	our expectations regarding the potential benefits of AYVAKIT/AYVAKYT and any current and future drug candidates in treating patients with indolent SM and advanced SM;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the anticipated impact of the termination of our collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc. to develop and commercialize pralsetinib globally (excluding Greater China), our expectations concerning the transition process with F. Hoffmann-La Roche Ltd and Genentech, Inc., and our plans to repartner GAVRETO for future development and commercialization;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for our current and future drug candidates and research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope and length of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;
●	the potential benefits of our collaboration with CStone Pharmaceuticals (CStone) to develop and commercialize avapritinib, pralsetinib and fisogatinib in Greater China, our collaboration with Zai Lab to develop and commercialize BLU-525, BLU-945, and any back-up and other forms thereof, as inhibitors of epidermal growth factor receptor (EGFR) in Greater China, our collaboration with VantAI, Inc. (VantAI) and Oncopia Therapeutics, Inc., d/b/a SK Life Science Labs (formerly known as Proteovant Therapeutics, Inc. (Proteovant)), to research and advance novel targeted protein degrader therapies, as well as our ability to maintain these collaborations and establish additional strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc., a wholly-owned subsidiary of Ipsen S.A. (Clementia), to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;
●	the potential benefit of our strategic financing transaction with Garnich Adjacent Investments S.a.r.l. and Tao Talents, LLC, both affiliates of Sixth Street Partners and the potential acceleration of our commercial products and pipeline resulting from the non-dilutive growth capital;
●	our ability to realize the benefits of the collaboration compounds retained by us following the mutual termination of our cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc.;
●	the potential benefits of our license agreement with IDRx, Inc. (IDRx) to develop our development candidate-stage KIT exon 13 inhibitor, IDRX-73, for the treatment of drug-resistant mutations of non-PDGFR-driven gastrointestinal stromal tumor (GIST);
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry; and
●	the actual or potential benefits of designations granted by U.S. Food and Drug Administration (FDA), such as orphan drug, fast track and breakthrough therapy designation or priority review.

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

For purposes of this Annual Report on Form 10-K, including the footnotes to our consolidated financial statements, (i) with respect to our collaboration for pralsetinib, Roche means F. Hoffmann-La Roche Ltd and Genentech, Inc., (ii) with respect to our terminated cancer immunotherapy collaboration, Roche means F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., (iii) with respect to our financing transactions with Sixth Street Partners, Sixth Street Partners means Garnich Adjacent Investments S.a.r.l. and/or Tao Talents, LLC, and (iv) with respect to our targeted protein degrader therapies collaboration, Proteovant means Oncopia Therapeutics, Inc., d/b/a SK Life Science Labs (formerly known as Proteovant Therapeutics, Inc.).

Part I

Item 1. Business.

Overview

We are a fully-integrated, commercial-stage, global biopharmaceutical company that invents life-changing medicines in two core, strategic areas of allergy/inflammation and oncology/hematology. We pursue discovery, development, and commercialization of therapies that potently and selectively target primary drivers of disease, with focused investment in therapeutic areas where we can leverage our core expertise and business infrastructure to bring scale to our science. We are bringing AYVAKIT®/AYVAKYT® (avapritinib) to people living with systemic mastocytosis (SM) and PDGFRA Exon 18 mutant GIST in the U.S. and Europe. Additionally, we have a pipeline of research and development programs that range from early science to advanced clinical trials in mast cell-mediated diseases, including SM and chronic urticaria, breast cancer, and other solid tumors vulnerable to CDK2 inhibition.

Since 2011, we have advanced a drug discovery approach that combines evolving biological insights with our proprietary research platform and drug design capabilities, which currently includes kinase inhibition and targeted protein degradation. We aim to rapidly and reproducibly translate science into durable clinical benefit for broad populations of patients with significant medical needs, including patients with mast cell-mediated diseases, breast cancer and other solid tumors. Our focused business model integrates our research engine with robust clinical development and commercial capabilities in allergy/inflammation and solid tumors to create a sustainable cycle of innovation.

Oncology/Hematology

Mast Cell-mediated Diseases — AYVAKIT®/AYVAKYT® (avapritinib), Elenestinib (BLU-263), and BLU-808

Mast cells are core drivers of biology in a range of inflammatory diseases. KIT-mediated signaling plays a central role in survival, proliferation, and activation of mast cells and KIT is a clinically validated mast cell target. The KIT receptor regulates growth, proliferation, and activation of mast cells – characterized by the release of inflammatory molecules like cytokines, histamine, tryptase, and heparin in a process called degranulation. Under normal conditions, these molecules mediate the normal physiological response to an inflammatory stimulus – leading to symptoms like sneezing, swelling, itching, and gastrointestinal effects.

There are many disease states caused by increased activation of mast cells. In addition to diseases caused by a KIT receptor mutation, there are also diseases that may be treated by dialing down mast cell activation. SM is a disorder of mast cells driven by the KIT D816V mutation in nearly all cases, as is monoclonal mast cell activation syndrome (MCAS). Other mast cell disorders, including chronic urticaria, asthma and other skin, respiratory, and gastrointestinal disorders are characterized by generalized mast cell dysregulation, which has been shown to be modifiable with inhibition of wild-type KIT.

We continue to build a mast cell-mediated disease franchise, based on our deep understanding of mast cell biology and the KIT pathway. We are commercializing our first KIT D816V inhibitor, AYVAKIT/AYVAKYT globally for the treatment of advanced SM and indolent SM. We are developing elenestinib, or BLU-263, an investigational, orally available, potent and highly selective KIT D816V inhibitor, for the treatment of indolent SM and other mast cell disorders. Additionally, we are advancing our development candidate BLU-808, a potent and selective wild-type KIT inhibitor, for mast cell disorders, including chronic urticaria. AYVAKIT is the proof point that successful inhibition of mutated KIT with a highly potent and specific molecule delivers the first and only disease modifying therapy for SM. Through AYVAKIT development, we have amassed considerable data on mast cell biology and a strong clinical understanding of disease areas connected to mast cell activation, which is helping to drive our efforts to extend our position in SM and expand into other mast cell disorders. We are doing this by leveraging our deep understanding of mast cell biology to drive scientific innovation; bringing that innovation to patients with our clinical and regulatory know-how; and driving compelling top-line revenue growth through commercial execution.

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

SM comprises a spectrum of disease, with nearly all patients (approximately 95 percent) having a KIT D816V mutation as the underlying driver of the disease, and is generally characterized by indolent and advanced subtypes. Indolent SM, which represents the vast majority of non-advanced SM cases and is the most common form of SM, is characterized by often severe, unpredictable and debilitating symptoms due to mast cell activation. Symptoms may include hypersensitivity reactions, including unpredictable anaphylaxis, gastrointestinal distress including severe nausea, vomiting and diarrhea, and extensive skin rashes that cause pain, discomfort and social isolation. Advanced SM is a rarer form of SM associated with mast cell infiltration of organ systems resulting in an increasingly severe impact on life expectancy, and includes three subsets: aggressive SM (ASM), SM with an associated hematological neoplasm (SM-AHN) and mast cell leukemia (MCL). These advanced forms of SM have historically had a median overall survival (OS) of less than six months to 3.5 years and are characterized by prominent organopathy and dysfunction, as well as the debilitating symptoms of mast cell activation.

Advanced SM accounts for approximately 5-10 percent of patients, or about 5,800 patients in the U.S. and European Union. Non-advanced SM, including indolent SM and an intermediate form referred to as smoldering SM, account for the remaining 90-95 percent of patients, or about 71,000 patients in the U.S. and European Union. Population studies estimate the prevalence rate of all subtypes of SM is approximately 9.6 per 100,000 people.

The current treatment paradigm for SM varies by disease subtype. Currently, there are no approved targeted therapies other than AYVAKIT designed to potently and selectively inhibit the KIT D816V mutation. There are two approved therapies for advanced SM: midostaurin and imatinib. Midostaurin is a multi-kinase inhibitor with limited KIT D816V inhibitory activity. Imatinib is approved only for patients with the ASM subtype who do not harbor the KIT D816V mutation, or who have an unknown mutation status. Other treatments used in advanced SM include interferon alpha or cytoreductive agents to reduce mast cell burden, or treatments aimed at addressing the associated blood disorder.

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

AYVAKIT®/AYVAKYT® (avapritinib)

We are commercializing avapritinib for the treatment of advanced SM and indolent SM. The FDA approved avapritinib under the brand name AYVAKIT for the treatment of adult patients with advanced SM, including ASM, SM-AHN, and MCL in June 2021, and for adult patients with indolent SM in May 2023. In March 2022, the European Commission approved the marketing authorization for AYVAKYT for the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy. In December 2023, the European Commission approved AYVAKYT for the treatment of adult patients with indolent SM with moderate to severe symptoms inadequately controlled on symptomatic treatment. These approvals in advanced SM were supported by our ongoing Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and our ongoing Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial. The FDA’s approval of AYVAKIT for the treatment of patients with indolent SM, was supported by data from our ongoing Phase 2 clinical trial in indolent SM, which we refer to as the PIONEER trial. We plan to present long-term safety and efficacy data from PIONEER trial in ISM in the first half of 2024.

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

Avapritinib is also approved in the U.S. under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and is approved in Europe with conditional marketing authorization under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring a PDGFRA D842V mutation. Currently, AYVAKIT is the only FDA-approved treatment for patients with D842V mutant PDGFRA-driven GIST. Through our collaboration with CStone, China’s National Medicinal Products Administration (NMPA) approved AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. AYVAKIT also received accelerated approval from the Taiwan Food and Drug Administration (TFDA) and approval in Hong Kong, both for adults with unresectable or metastatic GIST harboring PDGFRA D842V mutations. The FDA has granted breakthrough therapy designation for avapritinib for the treatment of unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In addition, the FDA has granted orphan drug designation to avapritinib for the treatment of GIST, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST.

Avapritinib Clinical Data in SM

Phase 2 PIONEER Trial in Indolent SM

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

In August 2022 we presented top-line data from PIONEER Part 2 and in February 2023 we presented more fulsome results from PIONEER Part 2 at the American Academy of Allergy, Asthma, and Immunology (AAAAI) Annual Meeting.

Data Presented at the American Academy of Allergy, Asthma, and Immunology (AAAAI) Annual Meeting in February 2023

In the randomized, double-blind, placebo-controlled part of the PIONEER trial, 141 patients received AYVAKIT 25 mg once daily plus best supportive care and 71 patients received placebo plus best supportive care (placebo) at 49 sites in 13 countries. The study included adults with an indolent SM diagnosis confirmed by central pathology review, and moderate-to-severe symptom burden despite an optimized regimen of best supportive care. All patients were able to continue symptom-directed therapy throughout the trial and, following completion of the 24-week treatment period, had the option to receive AYVAKIT in an open-label extension study. Baseline patient demographics were balanced between treatment arms and reflected significant disease burden. Disease symptoms were assessed using the Indolent SM Symptom Assessment Form (ISM-SAF). Results were reported as of a data cutoff date of June 23, 2022.

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

Safety Data. Avapritinib had a favorable safety profile compared to the control arm. The rate of adverse events (AEs) was 90.8 percent in the avapritinib arm and 93.0 percent in the control arm. Serious AEs occurred in 5.0 percent of avapritinib-treated patients, compared to 11.3 percent of patients in the control arm. Discontinuations due to treatment-related AEs occurred in 0.7 percent of avapritinib-treated patients and 0 percent of patients in the placebo arm. The avapritinib arm had a lower rate of cognitive AEs than the control arm - 2.8% avapritinib vs. 4.2% control – and there were no intracranial bleeding events. Treatment-related AEs reported in at least three patients in either arm and at least 5 percent of avapritinib-treated patients included headache, nausea, peripheral edema and periorbital edema.

Phase 1 EXPLORER Trial and Phase 2 PATHFINDER Trial in Advanced SM

The EXPLORER trial is an open-label, single-arm Phase 1 trial. The PATHFINDER trial is an open-label, single-arm Phase 2 trial. Both trials have completed enrollment. For both the EXPLORER and PATHFINDER trials, key endpoints include overall response rate (ORR), duration of response (DOR), quantitative measures of mast cell burden, patient-reported outcomes and safety.

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

Elenestinib (BLU-263)

We are developing elenestinib an investigational, orally available, potent and highly selective KIT inhibitor, for the treatment of indolent SM and other mast cell disorders. Elenestinib is designed to have equivalent potency as avapritinib, with low off-target activity and lower penetration of the central nervous system (CNS) relative to avapritinib based on preclinical data.

We are evaluating elenestinib in an ongoing Phase 2/3 clinical trial in indolent SM, which we refer to as our HARBOR trial. In December 2022, we announced top-line, 12-week data from the dose-finding Part 1 of the HARBOR trial. In December 2023, we presented HARBOR Part 1 trial data for elenestinib in indolent SM at the 65th American Society of Hematology (ASH) Annual Meeting and Exposition. We plan to initiate the registration-enabling Part 2 of the HARBOR trial of elenestinib in indolent SM in the second half of 2024.

Elenestinib Clinical Data in Indolent SM

Phase 2/3 HARBOR Trial in Indolent SM

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

Data Presented at the American Society of Hematology Annual Meeting in December 2023

Part 1 of the HARBOR trial enrolled 29 patients who received elenestinib plus best available care, including 10 patients at 25 mg once daily, 10 patients at 50 mg once daily and nine patients at 100 mg once daily, and 10 patients who received placebo plus best available care. Baseline patient and disease characteristics were similar to those reported for the general ISM population. Results were reported as of a data cutoff date of October 17, 2022.

Clinical Activity Data. 12-week results from Part 1 of the HARBOR study showed elenestinib treatment led to rapid improvements in patient-reported symptoms, or TSS as measured by the ISM-SAF, as well as objective measures of mast cell burden. The elenestinib arms saw a mean percent reduction from baseline TSS of 28.5% at 25 mg, 31.8% at 50 mg, and 33.6% at 100 mg at 12 weeks, compared to a mean percent reduction from baseline TSS of 22.2% in the control arm. In addition, patients receiving elenestinib at doses of 25 mg, 50 mg, and 100 mg demonstrated dose-dependent mean percent reductions from baseline in serum tryptase levels, KIT D816V variant allele fraction (VAF), and bone marrow mast cells versus placebo.

Safety Data. Elenestinib safety results were consistent with its preclinical profile and a completed Phase 1 healthy volunteer trial. Elenestinib was generally well-tolerated at all dose levels with most AEs reported as Grade 1–2, and there were no discontinuations due to AEs. At the time of data cut-off, median treatment duration was 22 weeks and there were no grade 4 or 5 AEs, no treatment-related SAEs, no AEs that led to drug discontinuation, and all patients were still on treatment.

BLU-808

In the first half of 2023, we nominated the development candidate BLU-808 from our discovery programs, an oral, highly potent and selective wild-type KIT inhibitor. We plan to develop BLU-808 as a potential first- and best-in-class treatment for mast cell disorders, including chronic urticaria, a debilitating inflammatory skin disorder characterized by wheals (hives), and sleep disruption, stress and anxiety due to severe itching are major contributors to disease burden, as well as other potential related allergic-inflammatory indications. There are approximately 680,000 people living with chronic urticaria who are refractory to treatment with antihistamines visible in claims data across the U.S. and EU4 (France, Germany, Italy, Spain). Wild-type KIT inhibition has an established proof-of-concept in chronic urticaria, and BLU-808 represents a small molecule TKI approach with the opportunity to drive market expansion with an oral regimen.

In January 2024, we presented for the first time the preclinical attributes of BLU-808 that demonstrate its potency, selectivity, low potential for drug-drug interactions, and peripheral restriction. We plan to submit an investigational new drug (IND) application for BLU-808 in the second quarter of 2024, and subsequently initiate a Phase 1 study in healthy volunteers.

Oncology/Hematology

Our oncology research program has delivered a number of innovative therapies and continues to be an active area of discovery. Based on early clinical success, we plan to accelerate development of BLU-222 as well as continue to advance discovery research targeting the cell cycle in 2024.

HR+/HER2- Breast Cancer and Other Solid Tumors– BLU-222, BLU-956 and additional research programs

We are advancing multiple therapeutic candidates and research programs targeting the cell cycle as potential treatments for patients with hormone-receptor-positive/human epidermal growth receptor 2 negative (HR+/HER2-) breast cancer and other solid tumors. Our lead therapy in this area, BLU-222, targets CDK2, a cell cycle regulator and an important cancer target, with relevance across multiple malignancies, including HR+/HER2- breast cancer and other cancers, such as subsets of ovarian and endometrial cancer. Across multiple cancer types, aberrant CCNE1 hyperactivates CDK2, resulting in cell cycle dysregulation and tumor proliferation. Aberrant CCNE1 has been observed as a primary driver of disease, as well as a mechanism of resistance to CDK4/6 inhibitors and other therapies. Strategic partnership discussions are ongoing to maximize the potential of BLU-222 as a backbone combination therapy in HR+/HER2- breast cancer and other CDK2-vulnerable cancers. Our additional programs in this area include BLU-956, a next generation CDK2 inhibitor development candidate nominated in 2023, a CDK2 targeted protein degradation research program, and an additional undisclosed research program.

In the first quarter of 2022, we initiated the Phase 1/2 trial of BLU-222 in cancers vulnerable to CDK2 inhibition, which we refer to as our VELA trial. BLU-222 is being developed as monotherapy and in combination with other agents, including CDK4/6 inhibitors and estrogen receptors, antagonists, in hormone-receptor-positive, HER2-negative breast cancer (HR+/HER2- BC), and as a single agent and in combination in CCNE1-amplified tumor types. In June 2023, we presented initial clinical data from the VELA trial at the ASCO Annual Meeting, showing that BLU-222 was generally well-tolerated with evidence of cell cycle pathway modulation and a confirmed partial response in a monotherapy-treated patient with HR+/HER2- metastatic breast cancer who previously received five lines of therapy, including the CDK4/6 inhibitors palbociclib and abemaciclib. Treatment-related hematologic AEs commonly seen with CDK4/6 inhibitors were generally mild and primarily reported in patients with a history of low blood cell counts. No cardiac AEs or QTc prolongation were observed. We are continuing monotherapy dose escalation to identify a maximum tolerated dose and have initiated dose escalation of BLU-222 in combination with the CDK4/6 inhibitor, ribociclib, and the estrogen receptor antagonist, fulvestrant, in patients with HR+/HER2- metastatic breast cancer and plan to present data for BLU-222 in combination with ribociclib and fulvestrant in patients with HR+/HER2- breast cancer in the first half of 2024.

Solid Tumors: RET-Altered Cancers — GAVRETO® (pralsetinib)

RET is a receptor tyrosine kinase that activates multiple downstream pathways involved in cell proliferation and survival. RET can be activated by mutation or when a portion of the RET gene that encodes the kinase domain is joined to part of another gene creating a fusion gene that encodes an aberrantly activated RET fusion protein. RET activating mutations are implicated in advanced metastatic RET-mutant medullary thyroid cancer (MTC) (approximately 90 percent of patients), and RET fusions are implicated in several cancers, including papillary thyroid carcinoma (approximately 10- 20 percent of patients) and non-small cell lung cancer (NSCLC) (1-2 percent of patients). In addition, oncogenic RET alterations are observed at low frequencies in colorectal, breast, pancreatic and other cancers, providing a therapeutic rationale for the use of RET inhibitors in multiple patient subpopulations.

We developed and commercialized pralsetinib for the treatment of RET fusion-positive NSCLC, and for the treatment of RET-altered thyroid carcinoma. We also developed pralsetinib for the treatment of other RET-altered solid tumors. We granted exclusive licenses to Roche and CStone to develop and commercialize pralsetinib in their respective territories. In February 2023, we received written notice from Roche of their election to terminate for convenience the

Roche pralsetinib collaboration agreement. The termination will become effective in February 22, 2024. After we received the termination notice from Roche, we initiated a process to re-partner GAVRETO because we do not have global infrastructure in lung and thyroid cancer. Through this process, we identified a potential alternate partner to assume commercialization of GAVRETO in the U.S., and we are continuing to work with the involved parties to define a scenario that enables continued availability of GAVRETO in the U.S. We have decided to discontinue global development and marketing of GAVRETO in territories other than the U.S. and Greater China due to the lack of an alternate partner in these regions, and we are continuing to work with Roche on transition and wind-down activities anticipated to begin in the first quarter of 2024.

Solid Tumors: EGFR-Mutated NSCLC – BLU-945, BLU-451, and BLU-525

Among the 80 to 85 percent of lung cancers classified as NSCLC, it is estimated that about 10-15 percent of cases in the U.S. and Europe, and about 40-50 percent of cases in Asia are caused by activating epidermal growth factor receptor, or EGFR, mutations.

Until January 2024, we were developing a portfolio of investigational EGFR inhibitors, including BLU-945, BLU-451 and BLU-525, with the potential to address a spectrum of common and uncommon EGFR activating mutations. In January 2024, based on the evolving external landscape and emerging clinical data, we announced that we would discontinue further investment in these early clinical-stage therapies for EGFR-mutant NSCLC globally (other than with respect to Greater China for BLU-525 and BLU-945, which remain licensed to Zai Lab for that territory) and explore strategic options, including potential out-licensing.

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

Since 2022, we have started six early degrader research programs: four internal programs and two under our targeted protein degradation collaboration with Proteovant, which was replaced in its entirety by the A&R Agreement (as defined below) entered into with VantAI, Inc. (VantAI) and Proteovant in December 2023. Through the collaboration with VantAI, we plan to research and advance three novel protein degrader programs, with the option, at our discretion, to expand the collaboration to include a fourth novel protein degrader target program. See “—Collaborations and Licenses Summary” below.

Collaborations and Licenses Summary

Roche—Immunotherapy Collaboration. In March 2016, we entered into a collaboration with Roche (the Roche immunotherapy agreement) to discover, develop and commercialize small molecule therapeutics targeting specified kinases, including the kinase target MAP4K1. On April 30, 2023, we entered into a mutual termination agreement with Roche, which we refer to as the Termination Agreement, pursuant to which the parties mutually agreed to terminate the Roche immunotherapy agreement and we retained the rights to any and all compounds developed under the collaboration. Further, we retain the flexibility to research, develop, manufacture, commercialize and otherwise exploit the assets developed under the collaboration. We have deprioritized advancement of the program and are exploring opportunities to re-partner the asset for future development.

Roche—Pralsetinib Collaboration. In July 2020, we entered into a collaboration with Roche to develop and commercialize pralsetinib for the treatment of RET-altered cancers. Under the collaboration, we and Genentech are co-commercializing GAVRETO in the U.S., and Roche was granted exclusive commercialization rights for pralsetinib outside of the U.S., excluding Mainland China, Hong Kong, Macau and Taiwan (each a CStone region and, collectively, the CStone Territory). In February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective in February 22, 2024. After we received the termination notice from Roche, we initiated a process to repartner GAVRETO because we do not have global infrastructure in lung and thyroid cancer. Through this process, we identified a potential alternate partner to assume commercialization of GAVRETO in the U.S., and we are continuing to work with the involved parties to define a scenario that enables continued availability of GAVRETO in the U.S. We have decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and Greater China due to the lack of an alternate partner in these regions, and we are continuing to work with Roche on transition and wind-down activities anticipated to begin in the first quarter of 2024.

CStone. In June 2018, we entered into a collaboration with CStone to develop and commercialize avapritinib, pralsetinib and fisogatinib, as well as any back-up and other forms thereof, in the CStone Territory either as a monotherapy or as part of a combination therapy.

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

Zai Lab. In November 2021, we entered into a collaboration with Zai Lab to develop and commercialize certain licensed products for the treatment of EGFR-driven NSCLC in Greater China, including Mainland China, Hong Kong, Macau and Taiwan. The collaboration aims to accelerate and expand global development of the licensed products, which currently includes BLU-945 and BLU-525. In January 2024 at the J.P. Morgan Healthcare Conference (JPM Conference), we announced that we will discontinue further investment in early clinical-stage therapies for EGFR-mutant NSCLC globally, which includes BLU-945 and BLU-525; however, Zai Lab retains its rights to BLU-945 and BLU-525 under the agreement.

VantAI. In February 2022, we entered into an exclusive collaboration agreement with Proteovant (the 2022 Agreement) to jointly research and advance certain protein degrader therapies into development candidates, with VantAI performing certain services on behalf of Proteovant under the agreement. In December 2023, we entered into an Amended and Restated Collaboration and License Agreement (the A&R Agreement) with VantAI and Proteovant, which replaced the 2022 Agreement. Under the A&R Agreement, VantAI will directly provide us with expanded computational support, including computational biology and expanded computational chemistry, to jointly research and advance three novel protein degrader programs, with the option, at our discretion, to expand the collaboration to include a fourth novel protein degrader target program. Additionally, under the A&R Agreement, Proteovant ceased its role in the collaboration and transitioned its activities and any know-how and patent applications Proteovant developed under the 2022 Agreement to us.

IDRx. In August 2022, we entered into a license agreement with IDRx, Inc., or IDRx, which we refer to as the IDRx License Agreement. Pursuant to the IDRx License Agreement, we granted IDRx an exclusive, worldwide, royalty-bearing license to exploit our internally discovered development candidate-stage KIT exon 13 inhibitor, IDRX-73.

In connection with the IDRx License Agreement, we also entered into a stock purchase agreement with IDRx, which we refer to as the IDRx Stock Purchase Agreement, pursuant to which we received 4,509,105 shares of IDRx’s Series A preferred stock and the right to receive additional shares of IDRx’s Series A preferred stock through an anti-dilution provision subject to a defined financing cap and the eligibility to receive up to $217.5 million in contingent cash payments, including specified development, regulatory and sales-based milestone payments and tiered royalty payments. In July 2023, we received an additional 192,282 shares of Series A preferred stock pursuant to the anti-dilution provision in the IDRx Stock Purchase Agreement.

Mergers & Acquisitions Summary

Lengo Therapeutics. In December 2021, we completed our acquisition of Lengo Therapeutics, Inc., along with its lead compound LNG-451, now known as BLU-451, which is in development for the treatment of NSCLC in patients with EGFR exon 20 insertion mutations. In January 2024, we announced that, based on the evolving market landscape and emerging clinical data for BLU-451, we have discontinued further investment in BLU-451 and are exploring strategic options, including potential out-licensing, to maximize the value for the program and allow us to leverage the expertise of strategic partners and licensors.

Financing Arrangement Summary

Royalty Purchase Agreement. In June 2022, we entered into a purchase and sale agreement, which we refer to as the Royalty Purchase Agreement, with Royalty Pharma Investments 2019 ICAV (Royalty Pharma). Pursuant to this Royalty Purchase Agreement, we received an upfront cash payment of $175.0 million and the right to receive up to $165.0 million in certain milestone payments, subject to the achievement of specified net sales milestones by Roche, in exchange for all of our existing rights to receive royalty payments on the net sales of GAVRETO worldwide, excluding the CStone Territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. However, in February 2023, Roche provided written notice of its election to terminate the Roche pralsetinib collaboration agreement for convenience. The termination will become effective in February 22, 2024. The termination of the Roche pralsetinib collaboration agreement will not affect the upfront cash payment we received from Royalty Pharma.

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

Debt Facility. In June 2022, we entered into a Financing Agreement for up to $660.0 million with Sixth Street Partners. The Financing Agreement provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. We received initial gross proceeds of $150.0 million as part of a term loan in July 2022. In August 2023, we received gross proceeds of $100.0 million through the first tranche of the senior secured delayed draw term loan facility. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan.

Our Pipeline

Our Strategy

As a fully-integrated, commercial-stage, global biopharmaceutical company that invents life-changing medicines in two core, strategic areas of allergy/inflammation and oncology/hematology, our goal is to pursue discovery, development, and commercialization of therapies that potently and selectively target known drivers of disease, with focused investment in therapeutic areas where we can leverage our core expertise and business infrastructure to bring scale to our science, to bring the benefit of Blueprint therapies to as many patients as possible. To achieve this goal, key elements of our strategy are as follows:

●Accelerate the adoption of our approved medicines, including AYVAKIT/AYVAKYT in the U.S. and Europe, continue to strengthen and expand our global commercial capabilities and prepare for future potential commercial launches of new investigational medicines.
●Deepen our strategic focus on mast cell-mediated diseases, including systemic mastocytosis, chronic urticaria, and other diseases implicated by KIT-mediated signaling, by continuing the development of elenestinib and BLU-808.
●Advance our innovative research programs, including BLU-222, our selective and potent CDK2 inhibitor for CDK2-vulnerable cancers, and our other preclinical programs, rapidly through development as we continue ongoing discussions for potential strategic partnership.
●Expand our focused, differentiated pipeline, with prioritization towards mast cell-mediated diseases within allergy/inflammation and solid tumors within oncology/hematology, and continued internal discovery research and innovation, inclusive of targeted protein degradation, as well as opportunities to acquire or in-license complementary technologies or therapies.
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

Collaborations and Licenses

Roche – Immunotherapy Collaboration

In March 2016, we entered into a collaboration and license agreement, or, as amended, the Roche immunotherapy agreement, with Roche for the discovery, development and commercialization of small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy. On April 30, 2023, we entered into a mutual termination agreement with Roche, which we refer to as the Termination Agreement, pursuant to which the parties mutually agreed to terminate the Roche immunotherapy agreement and we retained the rights to any and all compounds developed under the collaboration. Further, we retain the flexibility to research, develop, manufacture, commercialize and otherwise exploit the assets developed under the collaboration. We have deprioritized advancement of the program and are exploring opportunities to re-partner the asset for future development.

We received an upfront cash payment of $45.0 million in March 2016 upon execution of the Roche immunotherapy agreement and through the termination on April 30, 2023, we received an aggregate of $25.0 million in research milestones achieved under the collaboration. We also paid to Roche $5.3 million as a result of our cost sharing under the clinical development plan for IND-enabling activities for BLU-852, which we and Roche endorsed in 2022.

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

In February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective in February 22, 2024. After we received the termination notice from Roche, we initiated a process to repartner GAVRETO because we do not have global infrastructure in lung and thyroid cancer. Through this process, we identified a potential partner to assume commercialization of GAVRETO in the U.S., and we are continuing to work with the involved parties to define a scenario that enables continued availability of GAVRETO in the U.S. We have decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and Greater China due to the lack of an alternate partner in these regions, and we are continuing to work with Roche on transition and wind-down activities anticipated to begin in the first quarter of 2024.

Under the Roche pralsetinib collaboration agreement, we received upfront cash payments of $775.0 million in the third quarter of 2020, including an upfront payment of $675.0 million and the $100.0 million equity investment by Roche. We received an aggregate of $105.0 million in specified regulatory and commercialization milestones under the Roche pralsetinib collaboration agreement. In connection with the Roche collaboration agreement, on July 13, 2020, we also entered into a stock purchase agreement with Roche Holdings, Inc., or Roche Holdings, pursuant to which we issued and sold an aggregate of 1,035,519 of shares of common stock to Roche Holdings at a purchase price of $96.57 per share and received $100.0 million in the third quarter of 2020. The closing for a minority portion of the equity investment occurred following the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

CStone

On June 1, 2018, we entered into a collaboration and license agreement, or the CStone agreement, with CStone pursuant to which we granted CStone exclusive rights to develop and commercialize avapritinib, pralsetinib and fisogatinib, as well as any back-up and other forms thereof, which we refer to collectively as the licensed products, in the CStone Territory, either as a monotherapy or as part of a combination therapy. We will retain exclusive rights to the licensed products outside the CStone Territory.

We received an upfront cash payment of $40.0 million, and through December 31, 2023, we have received $38.5 million in milestone payments under this collaboration. Subject to the terms of the CStone agreement, in addition to upfront and milestone payments received through December 31, 2023, we will be eligible to receive up to $307.5 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, CStone will be obligated to pay us tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone Territory, subject to adjustment in specified circumstances. CStone is responsible for costs related to the development of the licensed products in the CStone Territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone Territory that is shared by us and CStone.

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

We received an upfront cash payment of $25.0 million in the fourth quarter of 2019, and through December 31, 2023, we have received $50.0 million in milestone payments under this license agreement. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received, we will be eligible to receive up to $460.0 million in development, regulatory and sales-based milestone payments for the Clementia licensed products. In addition, Clementia is obligated to pay to us royalties on aggregate annual worldwide net sales of Clementia licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and to purchase specified manufacturing inventory from our company.

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

Zai Lab

On November 8, 2021, we entered into a license agreement, or the Zai Lab agreement, with Zai Lab. Under the Zai Lab agreement, we granted an exclusive license for the development and commercialization of BLU-945 and BLU-525, including any back-up and other forms thereof, for the treatment of EGFR-driven NSCLC in Greater China, including Mainland China, Hong Kong, Macau and Taiwan, either as a monotherapy or as part of a combination therapy. We retain exclusive rights to the licensed products outside the Zai Lab territory.

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

Under the terms of the agreement, Zai Lab is responsible for all the development costs for the licensed products, which currently include BLU-945 and BLU-525, occurring in Greater China. In January 2024 at the JPM Conference, we announced that we will discontinue further investment in these early clinical-stage therapies for EGFR-mutant NSCLC globally (other than with respect to Greater China for BLU-525 and BLU-945, which remain licensed to Zai Lab for that territory) BLU-945 and BLU-525; however, Zai Lab retains its rights to BLU-945 and BLU-525 under the agreement.

VantAI

In February 2022, we entered into the 2022 Agreement with Proteovant to jointly research and advance certain protein degrader therapies into development candidates, with VantAI performing certain services on behalf of Proteovant under the agreement. In December 2023, we entered into the A&R Agreement with VantAI and Proteovant, which replaced the 2022 Agreement. Under the A&R Agreement, VantAI will directly provide us with expanded computational support, including computational biology and expanded computational chemistry.

Additionally, under the A&R Agreement, Proteovant ceased its role in the collaboration and transitioned its activities and any know-how and patent applications Proteovant developed under the 2022 Agreement to us. We will collaborate with VantAI to jointly research and advance three novel protein degrader programs, with the option, at our discretion, to expand the collaboration to include a fourth novel protein degrader target program.

Under the A&R Agreement, VantAI is eligible to receive up to $1.67 billion in contingent payments including specified research, development, regulatory and commercialization milestones for all target programs. We will be obligated to pay VantAI tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-single digits on annual net sales of each licensed product in the applicable territory, subject to adjustment in specified circumstances until the expiration of all payment obligations under the A&R Agreement with respect to such licensed product in such country.

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

In connection with the IDRx License Agreement, we also entered in the IDRx Stock Purchase Agreement, pursuant to which we received 4,509,105 shares of IDRx’s Series A preferred stock and we have the right to receive additional shares of IDRx’s Series A preferred stock through an anti-dilution provision subject to a defined financing cap. In July 2023, the Company received 192,282 additional shares of Series A preferred stock under the anti-dilution provision.

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

Mergers & Acquisitions

Lengo Therapeutics, Inc.

On November 27, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Pavonis Merger Subsidiary, Inc., a Delaware corporation and our wholly-owned subsidiary, or Merger Sub, Lengo Therapeutics, Inc., a Delaware corporation, or Lengo, and Fortis Advisors LLC, a Delaware limited liability company, as the representative of the Lengo Securityholders (as defined below). On December 30, 2021, we completed the merger of Merger Sub with and into Lengo, with Lengo continuing as the surviving corporation and our wholly-owned subsidiary, or the Closing. Upon closing we acquired Lengo’s lead compound LNG-451, now known as BLU-451, which is in development for the treatment of EGFR exon 20 insertion-positive NSCLC, in addition to undisclosed preclinical precision oncology programs and research tools, including a catalog of covalent, highly brain penetrant kinase inhibitors. In January 2024, we announced that, based on the evolving market landscape and emerging clinical data for BLU-451, we have discontinued further investment in BLU-451 and are exploring strategic options, including potential out-licensing, to maximize the value for the program and allow us to leverage the expertise of strategic partners and licensors.

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

Financing Arrangements

Royalty Purchase Agreement. In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma. Pursuant to this Royalty Purchase Agreement, we received an upfront cash payment of $175.0 million and the right to receive up to $165.0 million in certain milestone payments, subject to the achievement of specified net sales milestones by Roche, in exchange for all of our existing rights to receive royalty payments on the net sales of GAVRETO worldwide, excluding the CStone Territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. However, in February 2023, Roche provided written notice of its election to terminate the Roche pralsetinib collaboration agreement for convenience. The termination will become effective in February 22, 2024. The termination of the Roche pralsetinib collaboration agreement will not affect the upfront cash payment we received from Royalty Pharma.

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

Debt Facility. In June 2022, we entered into a financing agreement, the Financing Agreement, for up to $660.0 million with Sixth Street Partners. The Financing Agreement provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the SOFR plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In August 2023, we received gross proceeds of $100.0 million through the first tranche of the senior secured delayed draw term loan facility. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan.

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

We devote considerable effort and resources to protecting inventions, trade-secrets, and know-how related to our approved medicines AYVAKIT®/AYVAKYT®, GAVRETO® and our drug candidates in an effort to establish strong intellectual property positions regarding these new chemical entities and their uses and other technologies, including formulations, solid forms, manufacturing processes, and patient selection markers that may be useful with our drugs and drug candidates. We have patent rights that are the subject of U.S. and foreign patents and patent applications in the U.S. and a number of jurisdictions, including Australia, Canada, certain Central and South American countries, certain Asian countries (including Greater China), the EU, certain Eurasian countries, certain Middle Eastern countries, New Zealand, and certain African countries. Our issued patents and patent applications of our most advanced programs pertain to our approved medicines AYVAKIT and GAVRETO and drug candidates.

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

The patent portfolios relating to our approved medicines and most advanced programs as of December 31, 2023 are summarized below.

AYVAKIT/AYVAKYT (avapritinib)

The patent portfolio covering AYVAKIT/AYVAKYT contains patents and patent applications directed to compositions of matter for AYVAKIT/AYVAKYT, including solid forms and methods of use and manufacture. As of December 31, 2023, we own 5 U.S. patents, 3 European patents, validated in multiple states and 24 other foreign patents and multiple pending patent applications in the U.S., Europe and in various foreign jurisdictions. The patents that have issued or will issue covering AYVAKIT/AYVAKYT will have a statutory expiration date between 2034 and 2043. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

In addition, in connection with our FDA approval on January 9, 2020, the FDA granted AYVAKIT new chemical entity, or NCE, exclusivity until January 9, 2025 and Orphan Drug Exclusivity, or ODE, until January 9, 2027. In connection with our FDA approval on June 16, 2021, the FDA granted AYVAKIT new clinical indication exclusivity for two indications until June 16, 2024 and ODE until June 6, 2028. In connection with our FDA approval on May 22, 2023, the FDA granted AYVAKIT new clinical indication exclusivity until May 22, 2026 and ODE until May 22, 2030.

In connection with notification of our EMA approval on September 25, 2020, the EMA granted AYVAKYT Orphan marketing exclusivity until September 25, 2030. Additionally, 1 year of market protection was granted after authorization of new therapeutic indication representing a significant clinical benefit in comparison with existing therapies until September 25, 2031. In connection with notification of our EMA approval on March 25, 2022, the EMA granted AYVAKYT Orphan marketing exclusivity until March 25, 2032. In connection with notification of our EMA approval on December 12, 2023, the EMA granted AYVAKYT Orphan marketing exclusivity December 12, 2032.

GAVRETO (pralsetinib)

The patent portfolio covering GAVRETO contains patents and patent applications directed to compositions of matter for GAVRETO, including solid forms, formulations, and methods of use and manufacture. As of December 31, 2023, we own 4 U.S. patents and 34 foreign patents and multiple pending patent applications in the U.S., Europe and in various other foreign jurisdictions. The patents that have issued or will issue covering GAVRETO will have a statutory expiration date between 2036 and 2041. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

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

KIT Program—Elenestinib

The patent portfolio for our KIT program contains patents and patent applications directed to compositions of matter for elenestinib and other compound families, as well as solid forms and methods of use and manufacture. As of December 31, 2023, we own 8 U.S. patents, 1 foreign patent and pending patent applications in the U.S., Europe and in various other foreign jurisdictions. The patents that have issued or will issue covering our KIT program will have a statutory expiration date between 2034 and 2043. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

CDK2 Program

The patent portfolio for our CDK2 program contains patent applications directed to compositions of matter for BLU-222 and other compound families, as well as methods of use. As of December 31, 2023, we own 65 patent applications pending in the U.S., PCT and in various foreign jurisdictions. The patents that will issue covering our CDK2 program will have a statutory expiration date between 2042 and 2044. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

MAP4K1 Program

The patent portfolio for our MAP4K1 program contains patent applications directed to compositions of matter for BLU-852 and other compound families, as well as methods of use. As of December 31, 2023, we own one U.S. patent and pending applications in the U.S., and in various foreign jurisdictions and as PCT applications. The patents that will issue covering our MAP4K1 program will have a statutory expiration date between 2041 and 2042.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of our drugs and our current or future drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third party payors.

Our approved drugs and drug candidates, to the extent they receive marketing approval in the future for indications for which we are currently conducting or planning clinical trials, compete with or will compete with the drugs discussed below and will likely compete with other drugs that are currently in development.

SM

AYVAKIT/AYVAKYT and elenestinib (BLU-263) face competition for advanced SM from Novartis AG’s midostaurin and imatinib, and may face competition from drug candidates in development, including that being developed by Cogent Biosciences, Inc. and Hoth Therapeutics. Avapritinib and elenestinib may face non-advanced SM competition from drug candidates in development, including those being developed by AB Science S.A., Allakos Inc., Cogent Biosciences, Inc., Hoth Therapeutics, Invea Therapeutics Inc., and Theseus Pharmaceuticals Inc.

Chronic Urticaria

We are developing BLU-808 for chronic urticaria and other allergy/inflammation, which if approved, will face competition from omalizumab developed by Genentech and Novartis. In addition, BLU-808 may face competition from drug candidates in development for chronic urticaria, including those developed by Allakos Inc., Amgen Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Escient Pharmaceuticals, Inc., Evommune, Inc, Incyte Corp., Jasper Therapeutics, Inc., Modulus Discovery Inc., Novartis AG, Regeneron Pharmaceuticals, Inc., Sanofi S.A., Third Harmonic Bio, Inc, Hangshou Highlightll Pharma, Leo Pharma A/S, Acelyrin Inc., Taiho Pharmaceutical Co., LTD, and Enanta Pharmaceuticals, Inc.

HR+/HER2- Breast Cancer and Other Cancers Vulnerable to CDK2 Inhibition

We are developing BLU-222 for cancers vulnerable to CDK2 inhibition, including CCNE1-aberrant cancers, which, if approved, will face competition from indication-specific therapies such as AstraZeneca’s capivasertib, AstraZeneca and Merck’s olaparib, AstraZeneca and Daiichi Sankyo’s trastuzumab deruxtecan, Clovis Oncology’s rucaparib, Eisai’s lenvatinib, Genentech’s bevacizumab, GSK’s niraparib, GSK’s dostarlimab, Menarini Group & Stemline Therapeutics’ elacestrant, Merck’s pembrolizumab, and Novartis' alpelisib. In addition, BLU-222 may face competition from drug candidates in development, including those being developed by Acrivon Therapeutics, Allorion Therapeutics, Inc., Anrui Biomedical Technology, Arvinas, AstraZeneca plc, Aucentra Therapeutics, Avenzo Therapeutics, Bayer, BeiGene, BioTheryX, Inc., Cedilla Therapeutics, Inc., Cyclacel Pharmaceuticals Inc., Eli Lilly and Company, Ensem Therapeutics, Exelixis, Gilead Sciences, Inc., IMPACT Therapeutics, Inc., Incyclix Bio, LLC, Incyte Corporation, Monte Rosa Therapeutics, Inc., Pfizer Inc., Plexium, Inc., Regor Therapeutics Inc., Relay Therapeutics, Inc., Repare Therapeutics, Inc., Satya Pharma Innovations Pvt. Ltd., and Zentalis Pharmaceuticals, Inc.

RET-Altered Cancers

GAVRETO faces competition for RET fusion-positive NSCLC, from Eli Lilly and Company’s selpercatinib. If pralsetinib receives marketing approval for patients with other solid tumors, it will also face competition from selpercatinib for these additional indications. In addition, pralsetinib may face competition from other drug candidates in development for RET-altered cancers, including those being developed by AstraZeneca plc, Boston Pharmaceuticals, Inc., Eisai Inc., Exelixis, Inc., GlaxoSmithKline plc, Mirati Therapeutics, Inc., Novartis AG, Pfizer Inc. Roche, Stemline Therapeutics, Inc., and Turning Point Therapeutics, Inc., as well as several approved multi-kinase inhibitors with RET activity being evaluated in clinical trials, including alectinib, apatinib, cabozantinib, dovitinib, lenvatinib, sorafenib, sunitinib and vandetinib.

GIST

AYVAKIT/AYVAKYT may face competition from drug candidates in development for PDGFRA-driven GIST, including those being developed by AB Science S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., AstraZeneca plc, Cogent Biosciences, Inc., Deciphera Pharmaceuticals, LLC, Exelixis, Inc., Ningbo Tai Kang Medical Technology Co. Ltd. and Xencor, Inc.

Commercialization

As a fully integrated, global precision therapy company focused on discovering, developing and commercializing a portfolio of precision therapies, our vision is to bring life-changing medicines in two core, strategic areas of allergy/inflammation and oncology/hematology. We have established our own commercial organization in the U.S. and Europe in connection with our commercial launch of AYVAKIT in the U.S. and AYVAKYT in Europe. We have also entered into collaborations with our partners, including CStone and Roche, for global commercialization activities for AYVAKIT/AYVAKYT. We are continuing to expand our commercialization capabilities and to build our distribution capabilities to accelerate global adoption of our approved drugs and to prepare for additional planned commercial launches with an initial focus on the U.S. and Europe.

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

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture of any drug we may commercialize. To date, we have obtained materials for avapritinib, elenestinib, BLU-808, and BLU-222 for our ongoing and planned clinical testing from third-party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have a long-term supply arrangement in place. Although we have negotiated manufacturing agreements with certain venders for the commercial supply of AYVAKIT/AYVAKYT, we may also obtain our supplies for these approved drugs from these manufacturers on a purchase order basis from time to time. We rely primarily on single-source third-party suppliers to manufacture and supply our drugs and may from time to time explore opportunities to identify and qualify additional manufacturers to provide the API, drug substance and drug products.

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

In addition, drugs studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint and under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

In the U.S., once a drug is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that drugs be manufactured in specific approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our drugs in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Additionally, manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute drugs manufactured, processed or tested by them. Discovery of problems with a drug after approval may result in restrictions on a drug, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the drug from the market, and may require substantial resources to correct.

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following drug approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the U.S., the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration for controlled substances, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments. In the U.S., sales, marketing and scientific/educational programs must also comply with state and federal fraud and abuse laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act, as well as the 340B drug pricing program administered by the Health Resources Services Administration within the U.S. Department of Health and Human Services as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, as well as the 340B drug pricing program administered by the Health Resources Services Administration within the U.S. Department of Health and Human Services. If drugs are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Drugs must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Marketing exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described below, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the active moiety and patent terms. This six month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA issued “Written Request” for such a trial, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and marketing the drug for this type of disease or condition will be recovered from sales in the U.S. In the EU, the European Commission, after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan medicinal product designation in respect of products that are intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. In addition, designation may be granted for products intended for the diagnosis, prevention or treatment of a life threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product. In each case, there must be no satisfactory method of diagnosis, prevention or treatment of the applicable condition authorized for marketing in the EU, or, if such a method exists, the sponsor must establish that its product would be of significant benefit to those affected by the condition.

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

In the EU, orphan medicinal product designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following drug or biological product approval. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

European Union Drug Development

In the EU, our future drugs may also be subject to extensive regulatory requirements. As in the U.S., medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained.

Clinical Trial Approval

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, which replaced the previous Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all EU Member States meaning no national implementing legislation in each EU Member State is required. The legislation aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

Drug Review and Approval

In the UK and the EU, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of MA:

The centralized MA, which is issued by the European Commission through the centralized procedure, based on the opinion of the CHMP of the EMA and which is valid throughout the entire territory of the EU, and in the additional Member States of the EEA. The centralized procedure is mandatory for certain types of products, including medicines produced by certain biotechnological processes, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines), products designated as orphan medicinal products, and products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain is no longer covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs continue to be recognized in Northern Ireland). On January 1, 2024, a new international recognition framework was put in place by the MHRA, under which the MHRA may have regard to decisions on the approval of MAs made by the European Medicines Agency and certain other regulators. The MHRA also has the power to have regard to MAs approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting an MA in the United Kingdom or Great Britain.

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

Data and Market Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product, when applying for a generic or biosimilar (abbreviated) marketing authorization for eight years from the date on which the reference product was first authorized in the EU. During an additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period may be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained an MA based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

However, a marketing authorization may be granted to a similar medicinal product with the same indication an authorized orphan product during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same indication if the applicant can establish that its similar product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity.

Regulatory Requirements After a Marketing Authorization has been Obtained

If an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

●Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
●The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
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

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore aligns in many ways with EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition framework mentioned above which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a Great Britain marketing authorization.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

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

In addition to federal regulation, many states have begun to focus on efforts to regulate privacy and data security. For example, in California the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020 and was expanded by the California Consumer Privacy Rights Act, or CPRA, which went into effect on January 1, 2023, collectively establishes a privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Numerous other states have enacted or proposed comprehensive privacy laws that are similar to the CCPA. The California Confidentiality of Medical Information Act also applies to pharmaceutical companies, including requirements for written authorization to use and disclose medical information and restrictions on the circumstances under which medical information can be used for marketing purposes. Furthermore, all fifty states, the District of Columbia, Puerto Rico, and U.S. territories have enacted data breach notification laws. These various state laws differ from one another and impose significant compliance efforts.

EEA Member States, the UK, Switzerland and other jurisdictions have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EEA and the UK, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States, the UK and Switzerland governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA, the UK or Switzerland, data breach notifications, security and confidentiality, responding and handling data subject rights, ensuring appropriate assessments are carried out on processing operations and documented. Under these laws data protection authorities can impose substantial potential fines for breaches of the data protection obligations. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA, UK or Switzerland. Guidance on implementation and compliance practices are often updated or otherwise revised. Additionally, multiple jurisdictions outside the EEA, UK, and Switzerland have adopted data protection regulations with similar requirements for companies.

Cybersecurity threats continue to be a concern for all businesses. Cybersecurity events pose a heightened risk to our business as we engage with data often considered sensitive under applicable data protection regulations. We maintain an information security team to protect against and respond to known and unknown security events. In addition to hardening our network and ensuring appropriate internal network settings and controls exist to prevent external actors access to our network, the team assesses vendor risk using industry standard assessment criteria such as requesting SOC2 reports and/or security documentation from a vendor where appropriate. In the event of a cybersecurity incident, the senior vice president of information systems (SVP of IS), with support from the information security team, would be responsible for determining the severity of the incident before escalating it to management for next steps.

Penetration testing is performed periodically across our network boundaries to identify issues for remediation. Our SVP of IS manages the information security team and reports directly to the chief financial officer and provides quarterly updates to the audit committee, including biannual in-depth updates. In the event of a material cybersecurity event impacting our network or underlying data, the SVP of IS would alert members of management of the event and determine whether to escalate to the audit committee for a materiality determination and next steps based on the severity of the event. For more information, please see “Item 1C, Cybersecurity.”

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

Healthcare Reform

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The Affordable Care Act, for example, enacted in 2010, has had a significant impact on the health care industry. The Affordable Care Act expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the Affordable Care Act, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, and established annual fees and taxes on manufacturers of certain branded prescription drugs.

In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

●	On August 2, 2011, the Budget Control Act of 2011, and subsequent legislation, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031.

●	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

●	The Creating and Restoring Equal Access to Equivalent Samples Act, or the CREATES Act, was enacted in 2019 requiring sponsors of approved new drug applications and biologics license applications to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to respond to such requests or any legal challenges under this law, our business could be adversely impacted.

●	On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On November 3, 2023, the U.S. District Court of South Carolina issued an opinion in Genesis Healthcare Inc. v. Becerra et al. that may lead to an expansion of the scope of patients eligible to access prescriptions at 340B pricing. The outcome of this judicial proceeding is uncertain. We continue to review developments impacting the 340B program.

There has also been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

In addition, the federal civil and criminal False Claims Act prohibits, among other things, knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of drug for unapproved uses and other sales and marketing practices. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there  may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

We may be subject to consumer protection and unfair competition laws enacted at the country and state level, which broadly regulate marketplace activities and activities that potentially harm consumers.

There has also been a recent global trend of increased regulation of payments made to physicians and other healthcare providers. For example, in the United States, the Affordable Care Act, among other things, imposes reporting requirements on drug manufacturers for payments made by them to physicians, certain other licensed healthcare practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit annual reports to the CMS, which publicly posts the data on its website. Certain countries as well as U.S. states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Human Capital Resources

We provide an inclusive, collaborative and safe work environment for our employees, who enjoy innovative work and development opportunities. As of January 31, 2024, we had 655 full- and part-time employees globally, approximately 582 of whom are employed in the U.S. and approximately 73 are employed in foreign countries. Of those employees, 367 are engaged in research and development activities and 208 hold Doctorate or Master’s degrees. To allow us flexibility in meeting varying workflow demands, we also engage consultants and temporary workers when needed.

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

Risks Related to Commercialization

We are in the process of growing as a commercial company and the marketing and sale of AYVAKIT/AYVAKYT or any future approved drugs may be unsuccessful or less successful than anticipated.

We have two approved precision therapies, AYVAKIT/AYVAKYT and GAVRETO. While we have been commercializing AYVAKIT in the U.S. and AYVAKYT in Europe and were co-commercializing GAVRETO with Roche in the U.S., we only have several years’ experience as a commercial company, and we have a limited track record demonstrating our ability to successfully overcome the many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. Marketing applications for avapritinib and pralsetinib are currently under review or planned globally. To execute our business plan, in addition to successfully marketing and selling our approved drugs, we will need to successfully:

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
●maintain our key collaborations;
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

The commercial success of AYVAKIT/AYVAKYT, as well as any other drugs that we may bring to the market, will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

AYVAKIT/AYVAKYT, as well any other drugs that we may bring to the market, may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these drugs do not achieve an adequate level of acceptance, we may not generate significant product revenues and may not become profitable. The degree of market acceptance for AYVAKIT/AYVAKYT, as well as any current or future drug candidates for which we receive marketing approval, will depend on a number of factors, including:

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

The precise incidence and/or prevalence for SM, chronic urticaria and other mast cell disorders, CDK2-vulnerable cancers and GIST are unknown. Our projections of the number of people who have these diseases, the frequency of the genetic alterations targeted by our drugs and drug candidates and the subset of patients who have the potential to benefit from our treatment options are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or third-party market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our approved drugs and drug candidates may be limited or may not be amenable to treatment with our precision therapies.

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

The development and commercialization of new drugs is highly competitive. We face competition with respect to our drugs and current clinical-stage drug candidates, and we will face competition with respect to any drugs and drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of therapies in our areas of focus, including allergy/inflammation the field of kinase inhibition for cancer and other diseases. Some of these competitive drugs and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies.

AYVAKIT/AYVAKYT and elenestinib (BLU-263) face competition for advanced SM from Novartis AG’s midostaurin and imatinib, and may face competition from drug candidates in development, including that being developed by Cogent Biosciences, Inc. and Hoth Therapeutics. Avapritinib and elenestinib may face non-advanced SM competition from drug candidates in development, including those being developed by AB Science S.A., Allakos Inc., Cogent Biosciences, Inc., Hoth Therapeutics, Invea Therapeutics Inc., and Theseus Pharmaceuticals Inc.

AYVAKIT/AYVAKYT may face competition from drug candidates in development for PDGFRA-driven GIST, including those being developed by AB Science S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., AstraZeneca plc, Cogent Biosciences, Inc., Deciphera Pharmaceuticals, LLC, Exelixis, Inc., Ningbo Tai Kang Medical Technology Co. Ltd. and Xencor, Inc.

We are developing BLU-222 for cancers vulnerable to CDK2 inhibition, including CCNE1-aberrant cancers, which, if approved, will face competition from indication-specific therapies such as AstraZeneca’s capivasertib, AstraZeneca and Merck’s olaparib, AstraZeneca and Daiichi Sankyo’s trastuzumab deruxtecan, Clovis Oncology’s rucaparib, Eisai’s lenvatinib, Genentech’s bevacizumab, GSK’s niraparib, GSK’s dostarlimab, Menarini Group & Stemline Therapeutics’ elacestrant, Merck’s pembrolizumab, and Novartis' alpelisib. In addition, BLU-222 may face competition from drug candidates in development, including those being developed by Acrivon Therapeutics, Allorion Therapeutics, Inc., Anrui Biomedical Technology, Arvinas, AstraZeneca plc, Aucentra Therapeutics, Avenzo Therapeutics, Bayer, BeiGene, BioTheryX, Inc., Cedilla Therapeutics, Inc., Cyclacel Pharmaceuticals Inc., Eli Lilly and Company, Ensem Therapeutics, Exelixis, Gilead Sciences, Inc., IMPACT Therapeutics, Inc., Incyclix Bio, LLC, Incyte Corporation, Monte Rosa Therapeutics, Inc., Pfizer Inc., Plexium, Inc., Regor Therapeutics Inc., Relay Therapeutics, Inc., Repare Therapeutics, Inc., Satya Pharma Innovations Pvt. Ltd., and Zentalis Pharmaceuticals, Inc.

We are developing BLU-808 for chronic urticaria and other allergy/inflammation disorders, which if approved, will face competition from omalizumab developed by Genentech and Novartis. In addition, BLU-808 may face competition from drug candidates in development for chronic urticaria, including those developed by Allakos Inc., Amgen Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Escient Pharmaceuticals, Inc., Evommune, Inc, Incyte Corp., Jasper Therapeutics, Inc., Modulus Discovery Inc., Novartis AG, Regeneron Pharmaceuticals, Inc., Sanofi S.A., Third Harmonic Bio, Inc, Hangshou Highlightll Pharma, Leo Pharma A/S, Acelyrin Inc., Taiho Pharmaceutical Co., LTD, and Enanta Pharmaceuticals, Inc.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

Risks Related to Drug Development and Regulatory Approval

If we are unable to advance our drug candidates to clinical development, obtain regulatory approval for our drug candidates, including for avapritinib in additional geographies, and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

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

Our inability to identify patients appropriate for enrollment in our clinical trials, or to enroll a sufficient number of patients in our clinical trials, would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates. If we are unable to include patients with the driver of the disease, including the applicable genomic alteration for diseases in genomically defined patient populations, this could compromise our ability to seek participation in the FDA’s expedited review and approval programs, including breakthrough therapy designation and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates, we will not be able to commercialize, or may be delayed in commercializing, such drug candidates, and our ability to generate revenue will be materially impaired.

Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval.

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

The process of obtaining regulatory approvals, if approval is obtained at all, both in the U.S. and abroad is expensive, may take many years if additional clinical trials are required and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA for a drug candidate, pre-market approval (PMA), or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. We currently have multiple marketing applications for our drug candidates under review across the world.

Our drug candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere;
●	the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our drugs, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-marketing requirements, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Additionally, the receipt of regulatory approval for one indication does not ensure the likelihood of success for regulatory approval of expanded indications for a marketed product. Any of the foregoing scenarios could materially harm the commercial prospects for our drug candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates, the commercial prospects for our approved drugs or drug candidates may be harmed and our ability to generate revenues will be materially impaired.

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

We may seek fast track or breakthrough therapy designation for some of our current or future drug candidates. Fast track designation is designed for drug candidates intended for the treatment of a serious or life-threatening disease or condition, where nonclinical or clinical data demonstrate the potential to address an unmet medical need for this disease or condition. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as fast track or breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The FDA granted fast track designation to BLU-782 for the treatment of FOP. In addition, the FDA previously granted breakthrough therapy designation to our drugs, AYVAKIT and GAVRETO, for the treatment of certain patients with GIST, advanced SM, moderate to severe indolent SM and RET-altered cancers, respectively.

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

We have in the past and may in the future seek approval of current or future drug candidates, where applicable, under the FDA’s accelerated approval pathway. Any current or future drug candidate for which we receive accelerated approval from the FDA or similar conditional approval from the EMA, including AYVAKYT, or comparable regulatory authorities in other jurisdictions may be required to undergo one or more confirmatory clinical trials, as a condition of accelerated approval, be required to perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These post-market confirmatory trials must be completed according to timelines agreed upon with the FDA, and if they are not completed in accordance with these timelines than it could result in withdrawal of the indication. For example, the voluntary withdrawal AcceleRET-MTC, a Phase 3 clinical trial required by the FDA to convert the accelerated approval of GAVRETO for MTC to a full approval, is no longer being pursued due to lack of feasibility. If such drug candidate fails to meet its safety and efficacy endpoints in such confirmatory clinical trials, the regulatory authority may withdraw its approval. There is no assurance that any such drug candidate will successfully advance through its confirmatory clinical trial(s). Therefore, even if a drug candidate receives accelerated approval from the FDA or similar conditional approval from the EMA or comparable regulatory authorities, such approval may be withdrawn at a later date. In addition, under FDORA the FDA is now permitted to require, as appropriate, that post-marketing trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the product’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

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

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a drug candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the drug candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain marketing approval. See section entitled “Business – Coverage and Reimbursement”.

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the U.S. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Private third-party payors often rely upon Medicare coverage policy in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

The United States has enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current drug candidates or any future drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See section entitled “Business – Healthcare Reform.”

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

We may face competition in the U.S. for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. For example, by Executive Order, FDA works with states and Indian Tribes that propose to develop Section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. FDA released implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On January 5, 2024, FDA issued to Florida the first approval for a state importation plan. Colorado has a pending application. If successfully implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•the demand for our product candidates, if we obtain regulatory approval;

•our ability to set a price that we believe is fair for our approved products;

•our ability to generate revenue and achieve or maintain profitability;

•the level of taxes that we are required to pay; and

•the availability of capital.

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

Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including but not limited to, the federal healthcare Anti-Kickback Statute, the False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), the Physician Payment Sunshine Act, the federal false statements statute, federal consumer protection and unfair competition laws and similar state and foreign laws and regulations that may regulate the business or financial arrangements and relationships through which we market, sell and distribute our drugs. The number and complexity of federal, state, and foreign laws continue to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. See section entitled “Business – Other Healthcare Laws.”

In the U.S., to help patients who have no or inadequate insurance access our drug, we have a patient assistance program that we administer in conjunction with our patient support program vendor. In addition, we have a copay support program for commercially insured patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate program, the 340B drug pricing program, and the Department of Veterans Affairs (VA)’s Federal Supply Schedule (FSS) pricing program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.

The ACA made significant changes to the Medicaid Drug Rebate program. CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the ACA. The issuance of the final regulation has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulation.

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA, other legislation, or in regulation could affect our 340B ceiling price calculations and negatively impact our results of operations.

The Health Resources and Services Administration, or HRSA, which administers the 340B program, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis. Implementation of the civil monetary penalties regulation and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program or could require us to issue refunds to 340B covered entities.

Significant civil monetary penalties can be applied if we are found to have knowingly submitted any false pricing information to CMS, or if we fail to submit the required price data on a timely basis. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Significant civil monetary penalties also can be applied if we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price. We cannot assure you that our submissions will not be found by CMS or HRSA to be incomplete or incorrect.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, as noted above, we participate in the VA’s FSS pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (the VA, U.S. Department of Defense, or DOD, Public Health Service, and the U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant penalties for each item of false information. These obligations also contain extensive disclosure and certification requirements.

We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our covered products on a Tricare Agreement in order for these products to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
●the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements, including, for example, the European General Data Protection Regulation 2016/679, commonly referred to as GDPR;
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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through December 31, 2023, we have received an aggregate of $3.7 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, or Alexion and $250.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we also have generated revenue through sales of our drug products.

Since inception, we have incurred significant operating losses. Our net loss was $507.0 million for the year ended December 31, 2023. Our net losses were $557.5 million and $644.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $2,339.9 million.

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
●initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our drug candidates, including for avapritinib in additional geographies;
●continue to maintain and expand commercial manufacturing capabilities or make arrangements with third-party manufacturers to ensure clinical supply and commercial manufacturing;

●maintain and, if necessary, expand a sales, marketing and distribution infrastructure to commercialize AYVAKIT/AYVAKYT and any current or future drug candidates for which we obtain marketing approval;
●achieve market acceptance in the medical community and with third-party payors for AYVAKIT/AYVAKYT and any current or future drug candidates for which we receive marketing approval; and
●compete with companies that may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs.

We expect to incur significant sales and marketing costs as we commercialize AYVAKIT/AYVAKYT and commercialize any current or future drug candidates for which we receive marketing approval. Even if we initiate and successfully complete pivotal clinical trials of our drug candidates, and our drug candidates are approved for commercial sale, and despite expending these costs, our drug candidates may not be commercially successful. We may not achieve profitability soon after generating drug sales, if ever. If we are unable to generate material net cash inflows from our operations, we will not become profitable and may be unable to continue operations without continued funding.

We may seek to raise additional funding from time to time. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate some of our drug development programs or commercialization efforts.

The development and commercialization of pharmaceuticals is capital intensive. We are currently advancing multiple drug candidates and development programs through clinical and preclinical development. Our expenses may increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for our drug candidates, including marketing approval for avapritinib in additional geographies. In addition, we expect to incur additional significant commercialization expenses for AYVAKIT/AYVAKYT and other drug candidates, if approved, related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators or licensors. We may also need to raise additional funds if we choose to pursue additional indications or geographies for any of our approved drugs or drug candidates or otherwise expand more rapidly than we presently anticipate.

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
●the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, including seeking marketing approval for avapritinib in additional geographies;

●the success of our collaborations with CStone and our license agreements with Clementia and IDRx, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
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

Until such time, as we can generate substantial drug revenues, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and future revenue monetizations. We do not have any committed external source of funds, other than our collaborations with Roche, CStone and Zai Lab and the license agreements with Clementia and IDRx, and the Financing Agreement with Sixth Street Partners, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drugs and drug candidates that we would otherwise prefer to develop and market ourselves.

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

Collaborations and licenses with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any termination or expiration of our collaboration or license agreements with CStone, Zai Lab, Proteovant, Clementia or IDRx, or of any future collaboration or license agreement, could adversely affect us financially or harm our business reputation. For example, in February 2023, Roche provided written notice of its election to terminate for convenience our collaboration agreement for the development and commercialization of GAVRETO worldwide, excluding the CStone Territory. While we will regain rights to the development and commercialization of GAVRETO following the effective date of such termination, there can be no assurance that we will be able to successfully enter into a new arrangement with a third party to collaborate on the development and commercialization or GAVRETO. Further, following the termination of such collaboration agreement, we have not otherwise met the net sales milestone thresholds under the Royalty Purchase Agreement with Royalty Pharma and are no longer be eligible to receive any of the contingent milestone payments under the Royalty Purchase Agreement. However, the failure to meet such milestone thresholds shall not affect the $175.0 million upfront payment received.

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

The third parties upon whom we rely for the supply of the API, drug substance and drug product used in avapritinib are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

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

As of January 31, 2024, we had 655 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. Notably, for example, in Europe, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR applies to any company established in the European Economic Area, or EEA, as well as any company outside the EEA that collects or otherwise processes personal data in connection with the offering goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR imposes data protection obligations on processors and controllers of personal data, including, for example, disclosures about how personal information is to be used, having a valid legal basis to process personal data, maintaining records of our processing activities and documenting data protection impact assessments where there is high risk processing, limitations on retention of information, mandatory data breach notification requirements, ensuring appropriate technical and organizational measures are put in place to safeguard personal data and onerous obligations on services providers. Penalties under the GDPR include fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. EEA Member States have adopted national laws to implement the GDPR which may partially deviate from the GDPR. Further, competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country. For these reasons, we do not expect to operate in a uniform legal landscape in the EEA.

Further to the UK’s exit from the European Union on January 31, 2020, the UK incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the UK GDPR). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Likewise The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission (“EC”). This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the UK or EEA.

Further, European data protection laws also regulates the transfer of personal data from the EEA, the UK and Switzerland to third countries that are not considered to provide adequate protections to personal data. On June 4, 2021, the European Commission (“EC”) issued new Standard Contractual Clauses (“SCCs”) for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The new SCCs replace the SCCs that were adopted previously under the Data Protection Directive. The UK is not subject to the EC’s new SCCs but has published its own standard clauses, the International Data Transfer Agreement, which enables transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU GDPR and UK GDPR and doing so will require significant effort and cost. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data.

On July 10, 2023, the EU adopted an adequacy decision for a new “Data Privacy Framework,” which replaces the Privacy Shield, which the European Court of Justice invalidated in 2020 for personal data transferred from the EU to the U.S. On July 17, 2023 the U.S. Department of Commerce released registration means and requirements for U.S. companies to register. The Framework provides additional certification mechanisms to provide for UK and Swiss data transfers. We have registered and have active membership under the Framework, allowing for transfer of HR and non-HR data from Switzerland and EEA member states. We will be required to maintain these new safeguards when conducting restricted cross-border data transfers and doing so will require significant effort and cost. These and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.

While we have taken steps to mitigate the impact on us with respect to transfers of data, such as registering with the U.S. governing bodies managing the Data Privacy Framework, and implementing the SCCs where necessary in new contracts with our service providers, customers, subsidiaries, the validity of these transfer mechanisms remains uncertain. The previous data transfer mechanisms providing adequacy to enable cross-border transfers between the US and the EEA have been invalidated, and the Data Privacy Framework has already been challenged in several jurisdictions. Complying with this guidance as it exists today and evolves will be expensive and time consuming and may ultimately prevent us from transferring personal data outside Europe which would cause significant business disruption for ourselves and our customers and potentially require the changes in the way our products are configured, hosted and supported.

In addition, we are subject to Swiss data protection laws, including the Federal Act on Data Protection, or FADP. While the FADP provides broad protections to personal data, on September 25, 2020, the Swiss federal Parliament enacted a revised version of the FADP, which is anticipated to become effective in September 2023. The new version of the FADP aligns Swiss data protection law with the GDPR. We have updated our agreements to reflect the new requirements per the FADP, but further modifications or changes may require revisiting these agreements.

Further, in addition to existing European data protection law, the European Union also is considering another draft data protection regulation. The proposed regulation, known as the Regulation on Privacy and Electronic Communications (ePrivacy Regulation), would replace the current ePrivacy Directive. It is unclear whether and/or when the Draft Regulation will enter into force.

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

In addition to European data protection requirements, we are subject to the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposes sweeping privacy and security obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unredacted or unencrypted personal information. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The CCPA became enforceable as of

July 1, 2020, but there continues to be uncertainty about how the law will be interpreted and enforced. The CCPA was amended by the California Privacy Rights Act (CPRA) which became effective on January 1, 2023. The CPRA imposes additional obligations on companies covered by the legislation and significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

In addition to the CCPA, new privacy and data security laws have been enacted in numerous other states and have been proposed in even more states as well as in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which may accelerate. Furthermore, a smaller number of states have passed or are considering laws that are specifically focused upon health privacy, such as Washington’s My Health My Data Act. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

Additionally, the Federal Trade Commission (FTC) has focused enforcement actions in the healthcare space. Multiple enforcement actions around how healthcare companies collect, notice and share personal data have provided important signals on points of emphasis for us to focus our compliance efforts. We have taken necessary steps to comply with guidance to date, however guidance and enforcement actions may require additional investment of resources in compliance programs and/or changes in business practices and policies.

On October 30, 2023, President Biden issued an Executive Order on Safe, Secure, and Trustworthy Artificial Intelligence which provided a framework for and a call for Congress to enact laws establishing the appropriate development and use of artificial intelligence (AI.) The widespread use of generative AI and natural language processing tools have significant risk when used in the healthcare space. We are exposed to risks associated with employees utilizing generative AI in methods and ways that are contrary to the framework laid out by the Executive Order or the subsequent complementary laws. We will need to invest resources to ensure appropriate development and use of any generative AI, or like-technology, and to develop internal compliance policies and procedures addressing this use.

Cybersecurity presents an ongoing risk vector for our company. A cybersecurity incident impacting our internal systems or network could compromise sensitive information of patients and employees, requiring additional resources to enable us to ensure remediation and proper notification. Additionally, we rely on vendors to provide many services where they collect, use or process sensitive data on our behalf or jointly. An incident compromising the databases of our internal network or our vendor’s information may materially impact our ability to continue development of our products or have appropriate data to complete FDA submissions. If data related to drug development is compromised, the integrity of that data might be impacted in such a way to render it unusable or potentially modified to a degree it will not be reliable. This type of attack may have material financial impacts resulting from a cybersecurity incident disclosing or making unavailable IP related to our drug development through a ransomware attack or similar method. The continued development and management of our Information Security function may require additional investment of resources to mature our ability to prevent and respond to cybersecurity incidents.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 (TCJA) eliminates the once available option to deduct research and development expenditures currently and requires taxpayers to amortize specified research expenditures attributable to domestic research over a period of five years and fifteen years for research activities attributable to foreign research. As of December 31, 2023, the U.S. Congress has not passed legislation that would defer the amortization requirement to future periods and as such the inability to deduct research and development expenditures in their entirety in 2023 had a material impact on the carryover of taxable losses used to offset future taxable income, and in turn will impact our cash flows in future years.

Risks Related to Our Common Stock

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through February 13, 2024. As a result of this volatility, our stockholders could incur substantial losses.

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

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. In February 2022, we entered into a new sales agreement with Cowen and Company, LLC through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million, subject to the terms and conditions of the sales agreement. We did not sell any shares of common stock under this sales agreement during the year ended December 31, 2023. If we seek authorization to sell shares of common stock under the new sales agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

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

As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission (the SEC) and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costlier.

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

Congress recently enacted a new 1% excise tax on certain stock repurchases (or similar transactions) effected by publicly traded domestic corporations such as ours This tax could make stock repurchases less desirable (and therefore less likely) as compared with other possible uses of our funds, and could reduce the amount of cash available if we do determine to pursue a stock repurchase.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2023, we had federal net operating loss carryforwards of approximately $809.5 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. In addition, pursuant to the TCJA, we may not use net operating loss carry-forwards generated in taxable years beginning after December 31, 2017 to reduce our taxable income in any year beginning after December 31, 2020 by more than 80%, and we may not carry back any net operating losses to prior years. These rules apply regardless of the occurrence of an ownership change.

In April 2022, the Company completed an update to the prior Section 382 study dated February 25, 2021. Since the Section 382 owner shifts are tested on a cumulative basis, the current update incorporates the period from February 7, 2017, the day of the last identified ownership change, through December 31, 2021. The analysis concluded that it is more likely than not that an additional ownership change did not occur during the update analysis period. This is assuming that no further significant shifts in stock ownership have occurred by virtue of equity events that have not yet been reported in publicly available SEC filings. The Company engaged its external tax advisor to determine if the Company had equity activity through December 31, 2022 that would give rise to a greater than 50% ownership change. The previous Section 382 model, through December 31, 2021, was updated for reported transactions among the Company’s 5% owners. The analysis concluded that there was no additional Company equity activity through December 31, 2022 that would rise to the level of a >50% ownership change. The Company has not performed an analysis through December 31, 2023 at this time.

As part of this update, the Company also analyzed the shifts in the stock ownership of Lengo, which was acquired by the Company on December 29, 2021, for purposes of determining (1) whether and when Lengo experienced an “ownership change,” as defined in Section 382(g)(1) of the Code, during the period beginning March 6, 2019, the date of the first reported issuance of Lengo stock, and ending on December 29, 2021 (Owner Shift Analysis), and (2) the extent to which Lengo’s net operating loss and tax credit carryforwards may be subject to limitation under Sections 382 and 383 as a result of any such ownership changes (Limitation Analysis) (collectively, the Analysis). The analysis concluded that it is more likely than not that ownership changes occurred on (1) March 26, 2020 in connection with the issuance of Series A preferred stock and (2) on December 29, 2021 in connection with the Company’s acquisition of the Lengo. An analysis of Lengo was not required as it was merged into the Company effective June 24, 2022.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Governance Related to Cybersecurity Risks

Our management, with involvement and input from our audit committee, performs an annual enterprise-wide risk management (ERM) assessment to identify and manage key existing and emerging risks for our company. Our ERM process seeks to identify both the potential impacts to our company of a particular risk and the likelihood and proximity of any such risk. Our management team is responsible for implementing and overseeing our ERM process. Cybersecurity is among the risks identified for board of directors’ level risk oversight as a result of our most recent ERM assessment, with our audit committee of the board of directors having been delegated responsibility for overseeing our policies, practices and assessments with respect to cybersecurity and other information technology risks.

Our information security team is led by the SVP of IS, who reports to our chief financial officer. Our SVP of IS has over 25 years of experience managing and securing technology infrastructure. The information security team has responsibility for the planning and execution of our processes to manage cybersecurity and other information technology risks. The information security team also institutes and maintains controls for our systems, applications, and databases.

The audit committee receives periodic updates on our cybersecurity risks from our information security team, which include biannual presentations on the status of our cybersecurity risk management program by the SVP IS. These reports include updates on our performance preparing for, preventing, detecting, responding to and recovering from cyber incidents, if any. In addition, as needed, management updates the audit committee regarding any material cybersecurity incidents. We have also implemented an annual process for employees to complete security awareness training.

Cyber Risk Management and Strategy

Our processes to identify, assess, and manage risks presented by cybersecurity threats are based on the National Institute of Standards and Technology Cybersecurity Framework. Our SVP of IS, with support from the information security team, is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which include leveraging external third parties for security testing.

The information security team monitors security alerts from information security research sources and peer networking, and we have implemented processes and technologies for monitoring our networks for exfiltration of sensitive company information. Before contracting with third parties or purchasing third party technology or other solutions that involve exposure to sensitive company information the team assesses vendor risk, including by requesting SOC2 reports and/or security documentation from a vendor, where appropriate, and we receive and review security updates and alerts from these third parties. Penetration testing is performed periodically across our network boundaries to identify issues for remediation. Additionally, we maintain off-site back-ups and disaster recovery plans to restore our information and systems in the event of a disruptive event.

The information security team also has processes in place to inform and update management and, as needed, the audit committee about cybersecurity incidents that may pose significant risk to the company. Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats and security incidents relating to our and our third-party vendors’ data and systems. For more information, please see “Item 1A, Risk Factors.”

Item 2. Properties.

Our headquarters are located at 45 Sidney Street in Cambridge, Massachusetts where we occupy approximately 139,216 rentable square feet of office and laboratory space under a lease that will expire on November 30, 2029, unless terminated sooner.

We also lease approximately 39,000 rentable square feet at our former corporate headquarters at 38 Sidney Street in Cambridge, Massachusetts under a lease that was extended in December 2021, and will now expire on November 30, 2029.

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

Holders

As of January 31, 2024, there were 9 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2015 through December 31, 2023. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on December 31, 2015, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Blueprint Medicines Corporation, The Nasdaq Composite Index and The Nasdaq Biotechnology Index
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/2015
12/2016
12/2017
12/2018
12/2019
12/2020
12/2021
12/2022
12/2023
Blueprint Medicines Corporation
Nasdaq Composite Index
Nasdaq Biotechnology Index

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Information pertaining to fiscal year 2021 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 on pages 113 through 125 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2023.

Overview

We are a fully-integrated, commercial-stage, global biopharmaceutical company that invents life-changing medicines in two core, strategic areas of allergy/inflammation and oncology/hematology. We pursue discovery, development, and commercialization of therapies that potently and selectively target primary drivers of disease, with focused investment in therapeutic areas where we can leverage our core expertise and business infrastructure to bring scale to our science. We are bringing AYVAKIT®/AYVAKYT® (avapritinib) to people living with systemic mastocytosis (SM) and PDGFRA Exon 18 mutant GIST in the U.S. and Europe. Additionally, we have a pipeline of research and development programs that range from early science to advanced clinical trials in mast cell-mediated diseases, including SM and chronic urticaria, breast cancer, and other solid tumors vulnerable to CDK2 inhibition.

Since 2011, we have advanced a drug discovery approach that combines evolving biological insights with our proprietary research platform and drug design capabilities, which currently includes kinase inhibition and targeted protein degradation. We aim to rapidly and reproducibly translate science into durable clinical benefit for broad populations of patients with significant medical needs, including patients with mast cell-mediated diseases, breast cancer and other solid tumors. Our focused business model integrates our research engine with robust clinical development and commercial capabilities in allergy/inflammation and solid tumors to create a sustainable cycle of innovation.

As described in Part I, Item 1. “Business,” of this Annual Report on Form 10-K, we currently have two products that have received marketing approval, including one partnered product, and multiple investigational programs of various stages advancing towards potential commercialization. In Part I, Item 1. “Business,” you can also find a summary of key events from 2023 and 2024 to-date related to our marketed products and our clinical development programs.

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through December 31, 2023, we have received an aggregate of $3.7 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, or IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding, or Alexion and $250.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

Since inception, we have incurred significant operating losses. Our net loss was $507.0 million for the year ended December 31, 2023. Our net losses were $557.5 million and $644.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $2,339.9 million. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate variability in our expenses in future periods in connection with our ongoing activities, particularly as we:

●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize our drug and any current or future drug candidates for which we may obtain marketing approval;
●	seek marketing approval for avapritinib in additional geographies;
●	initiate or advance clinical development activities for other current or future drug candidates as monotherapies or in combination with other agents;
●	continue to discover, validate and develop additional drug candidates or development candidates, including elenestinib (BLU-263), BLU-222, BLU-808 and BLU-956;
●	continue to manufacture increasing quantities of drug substance and drug product material for use in preclinical studies, clinical trials and commercialization; and to purchase quantities of other agents for use in our clinical trial as we develop our drugs and drug candidates either as potential combination therapies or for use as comparator agents;
●	conduct research and development activities under certain collaborations;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license additional businesses, technologies, drugs or drug candidates, form strategic alliances or create joint ventures with third parties; and
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel.

Revenue

In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization to AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with advanced SM. In March 2022, the European Commission expanded the marketing authorization for AYVAKYT to include the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy. In May 2023, the FDA approved AYVAKIT for the treatment of adult patients with indolent SM and in December 2023, the European Commission approved AYVAKYT for the treatment of adult patients with indolent SM with moderate to severe symptoms inadequately controlled on symptomatic treatment.

For the year ended December 31, 2023, our revenue primarily consisted of product sales of AYVAKIT/AYVAKYT as well as collaboration and license revenue under our collaboration agreements with our collaboration partners. Collaboration and license revenue for the year ended December 31, 2023 primarily included amounts that were recognized, under our collaboration agreements, related to research and development services, a milestone achieved, amounts due to us for supply of inventory and royalties on drug sales.

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

During 2024, we expect net product revenues to increase, as compared to 2023, as we continue to add new patients onto AYVAKIT/AYVAKYT, including advanced SM and indolent SM with the recent label expansion.

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

Prior to receiving the initial FDA approval for AYVAKIT in January 2020, and subsequent indication approval in June 2021, we manufactured inventory to be sold upon commercialization and recorded approximately $31.0 million related to this inventory as research and development expense. As a result, the manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in prior periods and are therefore excluded from the cost of goods sold for the years ended December 31, 2023, 2022 and 2021. We estimate our cost of goods sold related to product revenue as a percentage of net product revenue will continue to be positively impacted as we sell through certain inventory that was previously expensed prior to FDA approval. We expect to sell through our pre-launch inventory in the near term. Once the low-cost inventory balances are sold through, we estimate our costs of goods sold related to product sales to remain in the mid-single digit percentage range. Cost of goods sold related to sales of drug products to our collaboration partners are at lower margins and partially offset the positive impact of the previously expensed inventory.

Expenses

Collaboration Loss Sharing

On July 1, 2021, Roche took over certain responsibilities associated with product sales to customers, pricing and distribution matters related to GAVRETO in the U.S. and became the principal for recording product sales to customers in the U.S. Collaboration loss sharing consists of our share of the losses incurred from sales of GAVRETO to customers in the U.S. under our collaboration for pralsetinib with Roche. In February 2023, the Company received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective in February 22, 2024. We expect to continue to incur collaboration loss sharing until the termination of the collaboration for pralsetinib with Roche is effective. For additional information, see Note 11, Collaboration and License Agreements, to our consolidated financial statements included in this Form 10-K.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our drug candidates, which include:

●	expenses incurred to acquire in-process research and development asset with no alternative future use;
●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf;
●	expenses incurred in connection with development activities under our collaboration for pralsetinib with Roche and research and development activities under our collaboration with Proteovant/VantAI;
●	the cost of consultants in connection with our research and development activities;
●	the cost associated with regulatory quality assurance and quality control operations;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical study materials, clinical trial materials and pre-validated commercial supply materials; and
●	facilities, depreciation, and other expenses, which include direct and allocated lease expenses and maintenance of facilities, insurance, and other operating costs in support of research and development activities.

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

The successful development of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these drug candidates. We are also unable to predict when material net cash inflows will commence from the sale of our current or future drug candidates for which we received marketing approval. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	establishing an appropriate safety profile with IND-enabling toxicology studies;
●	successful initiation, enrollment in, and completion of clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;

●	establishing manufacturing capabilities or making arrangements with third-party manufacturers to ensure adequate clinical and commercial supply;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for AYVAKIT/AYVAKYT and GAVRETO and our drug candidates;
●	commercializing AYVAKIT/AYVAKYT and GAVRETO and our drug candidates, if and when approved, whether alone or in collaboration with others;
●	market acceptance of AYVAKIT/AYVAKYT and GAVRETO and any future drug we may commercialize; and
●	continued acceptable safety profile of the drugs following approval.

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

The following table summarizes our research and development expenses by program for the years ended December 31, 2023 and 2022. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Year Ended December 31,
	2023	2022	Dollar Change	% Change
Avapritinib external expenses	$32,383	$50,484	$(18,101)	(36)%
Pralsetinib external expenses	20,512	41,018	(20,506)	(50)
Elenestinib external expenses	24,431	40,307	(15,876)	(39)
EGFR franchise (BLU-451/525/701/945) expenses	57,177	84,780	(27,603)	(33)
BLU-222 external expenses	42,945	41,828	1,117	3
BLU-808 external expenses	12,094	2,089	10,005	479
Other development and pre-development candidate expenses and unallocated expenses	89,845	83,563	6,282	8
Internal research and development expenses	148,333	133,350	14,983	11
Total research and development expenses	$427,720	$477,419	$(49,699)	(10)%
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

During 2024, we expect our research and development expenses will decline, as compared to 2023, due to our focused approach towards optimizing operational efficiency across our portfolio while executing across our top priority programs.

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

During 2024, we expect that selling, general and administrative expenses will increase modestly, as compared to 2023, as we continue to expand our global commercial and compliance infrastructure to support the commercialization of AYVAKIT/AYVAKYT.

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

Product Revenue

For product sales to customers, provisions for returns, rebates and discounts are established in the same period the related product sales are recognized. To determine the appropriate transaction price for our product sales at the time we recognize a sale to a direct customer, we estimate any rebates, chargebacks or discounts that ultimately will be due to the direct customer and other customers in the distribution chain under the terms of our contracts. Significant judgments are required in making these estimates. The largest of our sales rebate and discount amounts are rebates associated with sales covered by Medicaid and chargeback contracts in the U.S. We utilize the expected value method to determine the appropriate amount for estimates based on factors such as historical rebate payments for these programs, the current contractual and statutory requirements, specific known market events and sales trends, industry data and forecasted customer buying and payment patterns, the percentage of our products that are sold via these programs, and our product pricing. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Collaboration and License Revenue

Revenue recognized from collaboration and license agreements includes royalties on drug sales, upfront, milestone, profit sharing and other payments, if any, under any current or future collaborations and licenses, including revenues related to the supply of our drug candidates or approved drugs to our various collaboration partners under these types of contracts.

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

The judgments made in determining the estimated fair values of the identifiable intangible assets acquired, the allocation of cost to assets acquired and liabilities assumed in a business combination, as well as estimated asset lives, can materially affect our consolidated results of operations. The fair values of intangible assets, including acquired in-process research and development assets, are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by management. Significant estimates and assumptions include, but are not limited to, probability of technical success, revenue growth and discount rate. When significant identifiable intangible assets are acquired, we generally engage an independent third-party valuation firm to assist in determining the fair values of these assets.

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

Liabilities related to the sale of future royalties and revenues

We account for net proceeds from sales of our rights to receive future royalty payments and from sales of future revenues as liabilities related to the sale of future royalties and revenues as we have significant continuing involvement in the generation of the related future cash flows. Interest on the liabilities related to the sale of future royalties and revenues is recognized using the effective interest rate method over the life of the related royalty or revenue stream. The liabilities related to the sale of future royalties and revenues and the related interest expenses are based on our current estimates of future royalties and revenues as well as commercial milestones expected to be achieved and received over the life of the arrangement, which we determine by using forecasts of the underlying drug products of the underlying regions. We periodically assess the expected payments and to the extent the amount or timing of the future estimated payments is materially different than previous estimates, we account for any such change by adjusting carrying value of the liabilities related to the sale of future royalties and revenues, and prospectively recognizing the related interest expenses. An increase or decrease of 5% to the interest rate would result in an increase or decrease to our liability related to the sale of future royalties of approximately $0.4 million.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, together with the changes in those items in dollars and as a percentage (in thousands):

	Year ended December 31,
	2023	2022	Dollar Change	% Change
Total revenues	$249,380	$204,036	$45,344	22%
Total cost and operating expenses	735,657	741,554	(5,897)	(1)
Total other expense, net	(19,739)	(14,763)	(4,976)	34
Loss before income taxes	(506,016)	(552,281)	46,265	(8)
Income tax expense	968	5,236	(4,268)	(82)
Net loss	$(506,984)	$(557,517)	$50,533	(9)%

Total Revenues

Total revenues consist of the following (in thousands):

	Year ended December 31,
	2023	2022	Dollar Change	% Change
Product revenue, net	$204,207	$110,993	$93,214	84%
Collaboration and license revenue	45,173	65,543	(20,370)	(31)
License revenue - related party	—	27,500	(27,500)	(100)
Total revenues	$249,380	$204,036	$45,344	22%

Product Revenue, Net

We started generating revenue from sales of AYVAKIT in the first quarter of 2020 following FDA approval of AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization to avapritinib under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with advanced SM. In March 2022, the European Commission expanded the marketing authorization for AYVAKYT to include the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy. In May 2023, the FDA approved AYVAKIT for the treatment of adult patients with indolent SM and in December 2023, the European Commission approved AYVAKYT for the treatment of adult patients with indolent SM with moderate to severe symptoms inadequately controlled on symptomatic treatment.

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT during the years ended December 31, 2023, and 2022 (in thousands):

	Year ended December 31,
	2023	2022	Dollar change	% Change
United States	$181,971	$97,226	$84,745	87%
Rest of World	22,236	13,767	8,469	62
Total product revenue, net	$204,207	$110,993	$93,214	84%

Product revenue, net increased during the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily driven by growth in the number of SM patients on therapy, including advanced SM and indolent SM with the recent label expansion.

Collaboration and License Revenue

The following table summarizes the revenue recognized from our collaboration and license agreements during the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Dollar change	% Change
Roche immunotherapy collaboration	$25,706	$2,274	23,432	n/a %
CStone collaboration	17,312	24,294	(6,982)	(29)
Collaboration with Roche for pralsetinib	2,143	7,558	(5,415)	(72)
Clementia license agreement	—	30,000	(30,000)	(100)
Other	12	1,417	(1,405)	(99)
Total collaboration and license revenue	$45,173	$65,543	$(20,370)	(31)%

Revenue recognized from our collaboration and license agreements decreased during the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to:

●	Decreased revenue from our license agreement with Clementia due to revenue from a $30.0 million milestone payment related to a specified development milestone achieved during the year ended December 31, 2022;
●	Decreased revenue under our CStone collaboration primarily due to a decrease in manufacturing services related to CStone Territory-specific activities; and
●	Decreased revenue under our collaboration with Roche for pralsetinib primarily due to a decrease in manufacturing services related to Roche Territory-specific activities.

These decreases were partially offset by increased revenue under our Roche immunotherapy collaboration during the year ended December 31, 2023 due to the collaboration agreement termination which resulted in the reduction in the costs incurred to satisfy our performance obligation under the Roche immunotherapy collaboration, and consequently, increased the transaction price and the percentage of completion of revenue to be recognized under the collaboration agreement. For additional information, see Note 11, Collaboration and License Agreements, to our consolidated financial statements included in this Form 10-K.

License Revenue – Related Party

License revenue – related party decreased by $27.5 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease resulted from the license revenue recorded under the IDRx License Agreement during the year ended December 31, 2022 whereas no revenue was recorded under the IDRx License Agreement during the year ended 31, 2023. For additional information, see Note 11, Collaboration and License Agreements, to our consolidated financial statements included in this Form 10-K.

Cost of Product Sales

The following table summarizes the cost of product sales during the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Dollar change	% Change
Cost of product sales	$6,465	$2,973	$3,492	117%
Cost of collaboration sales	2,075	14,840	(12,765)	(86)
Total cost of sales	$8,540	$17,813	$(9,273)	(52)%

Cost of sales decreased during the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to a decrease in the cost of collaboration related sales which was driven primarily by a decrease in manufacturing services related to our collaboration partners. The increase in cost of product sales was primarily driven by an increase in product sales.

Collaboration Loss Sharing

The following table summarizes the collaboration loss sharing expense during the year ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022	Dollar Change	% Change
Collaboration loss sharing	$4,256	$8,948	$(4,692)	(52)%

Collaboration loss sharing under the collaboration with Roche for pralsetinib decreased during the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to lower commercial related expenses and higher GAVRETO product sales in the U.S. during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Research and Development Expense

The following table summarizes the research and development expenses during the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Dollar change	% Change
Clinical and manufacturing related activities	$138,801	$198,317	$(59,516)	(30)%
Compensation and related expenses	110,740	96,625	14,115	15
Early drug discovery and platform	70,383	75,542	(5,159)	(7)
Stock-based compensation	41,534	40,302	1,232	3
Consulting and professional services	29,189	33,033	(3,844)	(12)
Facilities and IT	33,783	28,917	4,866	17
Other	3,290	4,683	(1,393)	(30)
Total research and development expenses	$427,720	$477,419	$(49,699)	(10)%

Research and development expense decreased during the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to

●	A decrease of $59.5 million in clinical and manufacturing related activities primarily due to our focused approach towards optimizing operational efficiency across our portfolio while executing across our top priority programs, the timing of manufacturing of clinical trial materials and decreased activities related to pralsetinib clinical studies; partially offset by
●	An increase of $14.1 million in compensation and related expenses primarily driven by increased headcount and increased labor related costs.

Selling, General and Administrative Expense

The following table summarizes the sales, general and administrative expenses during the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Dollar change	% Change
Compensation and related expenses	$120,756	$84,324	$36,432	43%
Stock-based compensation	51,138	58,669	(7,531)	(13)
Commercial and related expenses	53,579	33,334	20,245	61
Consulting and professional services	41,876	36,264	5,612	15
Facilities and IT	13,126	11,431	1,695	15
Other	14,666	13,352	1,314	10
Total sales, general and administrative expenses	$295,141	$237,374	$57,767	24%

Selling, general and administrative expense increased during the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to:

●	An increase of $36.4 million in compensation and related expenses driven by increased headcount in our salesforce to support our commercial activities related to indolent SM launch and increased labor related costs; and
●	An increase of $20.2 million in commercial and related activities primarily related to the expansion of our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT.

Interest Expense, Net

The following table summarizes the interest expense, net, during the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022	Dollar Change	% Change
Interest income	$32,812	$8,852	$23,960	271%
Interest expense	(51,605)	(25,619)	(25,986)	101
Interest expense, net	$(18,793)	$(16,767)	$(2,026)	12%

Interest expense, net increased during the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to the interest charges on the liability related to the sale of future revenues and the term loan with Sixth Street Partners. The increase in interest expense was partially offset by higher interest income earned on the Company’s investments during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Other Income (Expense), Net

The following table summarizes the other income (expense), net, during the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022	Dollar Change	% Change
Other income (expense), net	$(946)	$2,004	$(2,950)	(147)%

Other expense, net increased during the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due a decrease in other income and an increase in foreign exchange losses. During the year ended December 31, 2022, we recorded other income from a transfer of pre-launch inventory to a third party, whereas no such other income was recorded during the year ended December 31, 2023.

Income Tax Expense

The following table summarizes the income tax expense during the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022	Dollar Change	% Change
Income tax expense	$968	$5,236	$(4,268)	(82)%

Income tax expense decreased during the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to the Company’s estimated taxable loss position for the year ended December 31, 2023, whereas the Company was in estimated taxable income position for the calendar year ended December 31, 2022 due to the cash considerations received under the royalty purchase agreement and the purchase and sale agreement entered into with Royalty Pharma and Sixth Street Partners in June 2022. For additional information, see Note 15, Income Taxes, to our consolidated financial statements included in this Form 10-K.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and license agreements, future royalty and revenue monetization, and a term loan. Through December 31, 2023, we have received an aggregate of $3.7 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion, and $250.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $767.2 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(436,847)	$(502,277)
Net cash provided by (used in) investing activities	274,040	(149,541)
Net cash provided by financing activities	119,225	561,810
Net decrease in cash, cash equivalents, and restricted cash	$(43,582)	$(90,008)

Net Cash Used in Operating Activities. For the year ended December 31, 2023, compared to the same period in 2022, the $65.4 million decrease in net cash used in operating activities was primarily due to a decrease in net loss of $50.5 million and changes in our operating assets and liabilities of $12.7 million. The changes in net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments.

Net Cash Provided by (Used in) Investing Activities. For the year ended December 31, 2023, compared to the same period in 2022, the $423.6 million increase in net cash provided by investing activities was primarily due to the $430.4 million increase in net proceeds received from maturities of available for sale investments.

Net Cash Provided by Financing Activities. For the year ended December 31, 2023, compared to the same period in 2022, the $442.6 million decrease in net cash provided by financing activities was primarily due to the $415.8 million in net proceeds provided by the sale of future royalties and future revenues during the year ended December 31, 2022 and the $39.9 million decrease in net proceeds provided by the term loan facility.

Debt Financing

In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma. Pursuant to the Royalty Purchase Agreement, we received an upfront payment of $175.0 million in consideration for our rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone Territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of December 31, 2023, the net carrying value of the liability related to this arrangement was $175.0 million.

In July 2022, we closed a Future Revenue Purchase Agreement with Sixth Street Partners and received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of elenestinib (BLU-263), but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of December 31, 2023, the net carrying value of the liability related to this arrangement was $266.7 million.

In July 2022, we closed a Financing Agreement for up to $660.0 million with Sixth Street Partners. The Financing Agreement, entered into by the parties in connection with the transaction provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice subject to certain terms and conditions. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In August 2023, we received the first tranche of the senior secured delayed draw term loan facility in the amount of $100.0 million in gross proceeds. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan. As of December 31, 2023, the net carrying value of the term loan was $238.8 million.

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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $767.2 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

Our future capital requirements will depend on and may increase as a result of many factors, including:

●	the success of our commercialization efforts and market acceptance for AYVAKIT/AYVAKYT or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT/AYVAKYT and any of our current or future drug candidates for which we receive marketing approval;
●	the costs of securing manufacturing, packaging and labeling arrangements to ensure adequate supply for development activities and commercial production, including API, drug substance and drug product material for use in preclinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the cost of purchasing quantities of agents for use in our clinical trials in connection with our efforts to develop our drugs and drug candidates, including for development as combination therapies;
●	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, to the extent these expenses are not the responsibility of our collaboration partners;
●	the success of our collaborations with CStone, Zai Lab and VantAI, our license agreements with Clementia and IDRx, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration or license agreements, our financing arrangements, or any collaboration, partnership, financing or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations.

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

Until we can generate material net cash inflows from our operations, we may choose to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, future revenue monetizations, collaborations, strategic alliances and licensing arrangements. We do not have any committed external sources of funds, other than our collaborations with CStone and Zai Lab, the license agreements with Clementia and IDRx, and the Financing Agreement with Sixth Street Partners, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Additional debt financing, if available, would increase our fixed payment obligations and may involve agreements that include additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our obligations under unconditional purchase obligations related to certain clinical and commercial manufacturing agreements, non-cancellable operating leases, term loan and defined benefit obligation.

Supply agreements

The aggregate amount of future minimum purchase obligations under the manufacturing agreements over the period of next five years was approximately $7.0 million as of December 31, 2023, of which $5.0 million are expected to be paid within one year.

Lease commitments

The aggregate amount of future operating lease obligations over the term of our leases was $115.6 million as of December 31, 2023, of which $18.2 million are expected to be paid within one year. For additional information on our leases and timing of future payments, see Note 16, Leases, to the consolidated financial statements included in this Form 10-K.

Long-term debt obligations

The long-term debt obligation related to our term loan over the period of next five years was $385.3 million as of December 31, 2023, of which $30.3 million are expected to be paid within one year. For additional information on the term loan, see Note 3, Financing Arrangements, to the consolidated financial statements included in this Form 10-K.

Defined benefit obligation

The benefits expected to be paid under our pension plan covering employees of our Swiss subsidiary, Blueprint Medicines (Switzerland) GmbH over the next five years and thereafter was $4.9 million as of December 31, 2023, of which $0.5 million is expected to become payable from the plan within one year. For additional information on the defined benefit plan, see Note 17, Employee Benefit Plans, to the consolidated financial statements included in this Form 10-K.

Research service commitments

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain development and sales milestones, including future payments to third parties with whom we have entered into agreements to develop and commercialize certain of our research and development programs. As of December 31, 2023, we have an obligation to pay $5.0 million under one of such commitments within one year. We have not included these other such commitments on our balance sheet or in the contractual obligations above because the achievement and timing of these milestones is not fixed and determinable.

Other obligations

In the normal course of business, we enter into agreements with contract research organizations for clinical trials and vendors for clinical supply manufacturing, preclinical research studies, synthetic chemistry and other services and products for operating purposes. We have not included all of these payments in the contractual obligations above since majority of the contracts are generally cancelable at any time by us upon less than 180 days’ prior written notice. Certain of these agreements require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2023 and 2022, we had cash, cash equivalents and marketable securities of $767.2 million and $1,078.5 million, respectively, consisting primarily of money market funds and investments in U.S. government agency securities and treasury obligations.

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

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from monetary policy from the U.S. and international central banks, inflationary pressures, and geopolitical developments, or instability or volatility in the global markets. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2023 and 2022, we held limited funds and future obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the years ended December 31, 2023, 2022 and 2021. However, if inflation remains at current levels for an extended period of time, or increases, our costs are likely to increase, which may negatively impact our margins and cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Blueprint Medicines Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Blueprint Medicines Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Blueprint Medicines Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Blueprint Medicines Corporation as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

February 15, 2024

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b)

During the three months ended December 31, 2023, one of our officers adopted a “Rule 10b5-1 trading arrangement,” as the term is defined in Item 408(a) of Regulation S-K. We describe the material terms of this Rule 10b5-1 trading arrangement below.

Name and Title	Action Taken	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Michael Landsittel (Chief Financial Officer )	Adoption (12/6/23)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the plan	12/6/23 – 12/1/24	36,993

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)        Financial Statements

The following documents are included on pages F-1 through F-46 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)        Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)        Exhibits

7
Exhibit		Incorporated by Reference
Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
1.1	Sales Agreement, dated as of February 17, 2022, by and between Blueprint Medicines Corporation and Cowen and Company, LLC	10-K	001-37359	1.1	February 17, 2022
2.1~††	Agreement and Plan of Merger by and among the Company, Pavonis Merger Subsidiary, Inc., Lengo Therapeutics, Inc. and Fortis Advisors, LLC, dated November 27, 2021	8-K	001-37359	2.1	December 30, 2021
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37359	3.1	November 9, 2015
3.2	Amended and Restated Bylaws, as amended on November 30, 2022, of the Registrant	8-K	001-37359	3.1	December 6, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-202938	4.1	April 20, 2015
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended	10-K	001-37359	4.3	February 13, 2020

10.1#	2011 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder	S-1	333-202938	10.1	March 23, 2015
10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	10-K	001-37359	10.2	February 13, 2020
10.3#	2015 Employee Stock Purchase Plan	10-K	001-37359	10.3	February 13, 2020
10.4#	2020 Inducement Plan and form of award agreements thereunder	S-8	333-238039	99.1	May 6, 2020
10.5	Lease Agreement, dated February 11, 2015, by and between the Registrant and 38 Sidney Street Limited Partnership	S-1	333-202938	10.4	March 23, 2015
10.6	First Amendment to Lease Agreement, dated January 26, 2018, by and between the Registrant and 38 Sidney Street Limited Partnership	10-K	001-37359	10.5	February 26, 2019
10.7	Second Amendment to Lease Agreement, dated April 6, 2021, by and between Blueprint Medicines Corporation and BRE-BMR 38 SIDNEY LLC	10-Q	001-37359	10.1	April 29,2021
10.8	Third Amendment to Lease Agreement, dated December 15, 2021, by and between Blueprint Medicines Corporation and BRE-BMR 38 SIDNEY LLC	10-K	001-37359	10.8	February 17, 2021
10.9	Lease Agreement, dated April 28, 2017, by and between the Registrant and UP 45/75 Sidney Street, LLC	10-Q	001-37359	10.1	May 3, 2017
10.10	First Amendment of Lease, dated September 19, 2018, between Blueprint Medicines Corporation and UP 45/75 Sidney Street, LLC	8-K	001-37359	10.1	September 25, 2018
10.11#	Employment Agreement, dated November 6, 2015, by and between the Registrant and Jeffrey W. Albers	10-Q	001-37359	10.2	November 9, 2015

10.12#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Jeffrey W. Albers	8-K	001-37359	10.1	December 23, 2021
10.13#	Amended and Restated Employment Agreement, dated January 4, 2022 and effective as of April 4, 2022, by and between the Registrant and Jeffrey W. Albers	8-K	001-37359	10.1	January 5, 2022
10.14#	Amendment Agreement dated as of December 23, 2022 by and between the Registrant and Jeffrey W. Albers	8-K	001-37359	10.2	December 27, 2022
10.15#	Consulting Agreement effective as of January 1, 2023 by and between the Registrant and Jeffrey W. Albers	8-K	001-37359	10.1	December 27, 2022
10.16#	Employment Agreement, dated March 10, 2016, by and between the Registrant and Kathryn Haviland	10-K	001-37359	10.9	March 11, 2016
10.17#	First Amendment to Employment Agreement, dated January 30, 2019, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.2	February 5, 2019
10.18#	Second Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.4	December 23, 2021
10.19#	First Amendment to Amended and Restated Employment Agreement, dated September 23, 2022, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.1	September 23, 2022
10.20#	Amended and Restated Employment Agreement, dated January 4, 2022 and effective as of April 4, 2022, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.2	January 5, 2022

10.21#	Employment Agreement, dated September 6, 2016, by and between the Registrant and Tracey L. McCain	10-Q	001-37359	10.3	November 10, 2016
10.22#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Tracey L. McCain	8-K	001-37359	10.5	December 23, 2021
10.23#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Tracey L. McCain	8-K	001-37359	10.5	September 23, 2022
10.24#	Employment Agreement, dated October 10, 2017, by and between the Registrant and Christopher Murray, Ph.D.	10-Q	001-37359	10.1	October 31, 2017
10.25#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Christopher Murray, Ph.D.	8-K	001-37359	10.8	December 23, 2021
10.26#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Christopher Murray, Ph.D.	8-K	001-37359	10.7	September 23, 2022
10.27#	Third Amendment to Employment Agreement, dated February 15, 2023, effective as of January 1, 2023, by and between the Registrant and Christopher Murray, Ph.D.	10-K	001-37359	10.27	February 16, 2023
10.28#	Employment Agreement, dated November 22, 2017, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.1	November 22, 2017
10.29#	First Amendment to Employment Agreement, dated January 30, 2019, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.1	February 5, 2019

10.30#	Second Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.2	December 23, 2021
10.31#	Third Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.2	September 23, 2022
10.32#	Employment Agreement, dated October 29, 2018, by and between the Registrant and Christina Rossi	8-K	001-37359	10.1	October 29, 2018
10.33#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Christina Rossi	8-K	001-37359	10.6	December 23, 2021
10.34#	Amended and Restated Employment Agreement, dated January 4, 2022 and effective as of April 4, 2022, by and between the Registrant and Christina Rossi	8-K	001-37359	10.3	January 5, 2022
10.35#	First Amendment to Amended and Restated Employment Agreement, dated September 23, 2022, by and between the Registrant and Christina Rossi	8-K	001-37359	10.3	September 23, 2022
10.36#	Employment Agreement, dated March 6, 2019, by and between the Registrant and Ariel Hurley	8-K	001-37359	10.1	March 8, 2019
10.37#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Ariel Hurley	8-K	001-37359	10.11	December 23, 2021
10.38#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Ariel Hurley	8-K	001-37359	10.10	September 23, 2022

10.39#	Third Amendment to Employment Agreement, dated February 15, 2023, effective as of January 1, 2023, by and between the Registrant and Ariel Hurley	10-K	001-37359	10.39	February 16, 2023
10.40#	Employment Agreement, dated November 22, 2017, by and between the Registrant and Debra Durso-Bumpus, as amended by the First Amendment to Employment Agreement, dated February 10, 2020, by and between the Registrant and Debra Durso-Bumpus	10-K	001-37359	10.19	February 13, 2020
10.41#	Second Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Debra Durso-Bumpus	8-K	001-37359	10.10	December 23, 2021
10.42#	Third Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Debra Durso-Bumpus	8-K	001-37359	10.9	September 23, 2022
10.43#	Employment Agreement, effective September 1, 2020, by and between the Registrant and Fouad Namouni, M.D.	8-K	001-37359	10.1	September 1, 2020
10.44#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Fouad Namouni, M.D.	8-K	001-37359	10.3	December 23, 2021
10.45#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Fouad Namouni, M.D.	8-K	001-37359	10.4	September 23, 2022
10.46#	Amended and Restated Employment Agreement, dated January 11, 2021, by and between the Registrant and Becker Hewes, M.D.	8-K	001-37359	10.2	January 11, 2021

10.47#	First Amendment to Amended and Restated Employment Agreement, dated December 22, 2021, by and between the Registrant and Lemuel Becker Hewes, M.D.	8K	001-37359	10.7	December 23, 2021
10.48#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Lemuel Becker Hewes, M.D.	8-K	001-37359	10.6	September 23, 2022
10.49#††	Employment Agreement, effective as of May 19, 2021, by and between the Registrant and Percy H. Carter, M.D., Ph.D.	10-Q	001-37359	10.1	July 29, 2021
10.50#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Percy H. Carter, M.D., Ph.D.	8-K	001-37359	10.9	December 23, 2021
10.51#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Percy H. Carter, M.D., Ph.D.	8-K	001-37359	10.8	September 23, 2022
10.52#	Amended and Restated Employment Agreement, dated January 19, 2022 and effective as of April 4, 2022, by and between the Registrant and Philina Lee	8-K	001-37359	10.1	January 20, 2022
10.53#	First Amendment to Amended and Restated Employment Agreement, dated September 23, 2022, by and between the Registrant and Philina Lee	8-K	001-37359	10.11	September 23, 2022
10.54†	Collaboration and License Agreement, effective March 14, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant, as amended by Amendment to Collaboration and License Agreement, effective April 15, 2016	10-Q/A	001-37359	10.2	July 22, 2016

10.55†	Second Amendment to Collaboration and License Agreement, effective April 27, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	August 9, 2016
10.56	Third Amendment to Collaboration and License Agreement, effective August 4, 2016, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	November 10, 2016
10.57†	Fourth Amendment to Collaboration and License Agreement, effective February 25, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-K	001-37359	10.26	February 26, 2019
10.58††	Fifth Amendment to Collaboration and License Agreement, effective June 28, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	8-K	001-37359	10.1	July 3, 2019
10.59††	Sixth Amendment to Collaboration and License Agreement, effective November 1, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.2	November 5, 2019
10.60††	Seventh Amendment to Collaboration and License Agreement, effective December 17, 2019, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	8-K	001-37359	10.1	December 20, 2019
10.61††	Eighth Amendment to Collaboration and License Agreement, effective April 30, 2020, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	May 6, 2020

10.62††	Ninth Amendment to Collaboration and License Agreement, effective January 8, 2021, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-K	001-37359	10.32	February 17, 2021
10.63††	Tenth Amendment to Collaboration and License Agreement, effective April 30, 2022, by and among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant	10-Q	001-37359	10.2	May 3, 2022
10.64†	License and Collaboration Agreement, dated June 1, 2018, between the Registrant and CStone Pharmaceuticals	10-Q	001-37359	10.1	August 1, 2018
10.65††	License Agreement, effective October 15, 2019, by and between the Registrant and Clementia Pharmaceuticals, Inc.	10-Q	001-37359	10.1	November 5, 2019
10.66~††	Collaboration and License Agreement, dated November 8, 2021, by and between the Registrant and Zai Lab (Shanghai) Co. Ltd	10-K	001-37359	10.54	February 17, 2021
10.67	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1	333-202938	10.11	March 23, 2015
10.68	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1	333-202938	10.12	March 23, 2015
10.69#	Senior Executive Cash Incentive Bonus Plan	10-K	001-37359	10.15	March 11, 2016
10.70	Purchase and Sale Agreement, dated as of June 30, 2022, by and between the Registrant and Royalty Pharma Investments 2019 ICAV	10-Q	001-37359	10.1	August 2, 2022

10.71	Purchase and Sale Agreement, dated as of June 30, 2022, by and among the Registrant Garnich Adjacent Investments S.a.r.l. the various other purchasers from time to time party thereto and Garnish Adjacent Investments S.a.r.l, as Purchaser’s Representative	10-Q	001-37359	10.2	August 2, 2022
10.72	Financing Agreement, dated as of June 30, 2022, by and among the Registrant, as Borrower, certain subsidiaries of the Registrant, as Guarantors, various lenders from time-to-time party thereto and Tao Talents, LLC, as Administrative Agent for the lenders	10-Q	001-37359	10.3	August 2, 2022
10.73#	Amended and Restated 2020 Inducement Plan	8-K	001-37359	10.1	June 27, 2022
10.74#	Non-Qualified Stock Option for Employees under the 2015 Stock Option and Incentive Plan (annual award)	10-K	001-37359	10.76	February 16, 2023
10.75#	Non-Qualified Stock Option for Employees under the 2015 Stock Option and Incentive Plan (non-U.S. new hire award)	10-K	001-37359	10.77	February 16, 2023
10.76#	Non-Qualified Stock Option for Non-Employee Directors under the 2015 Stock Option and Incentive Plan (annual award)	10-K	001-37359	10.78	February 16, 2023
10.77#	Non-Qualified Stock Option for Non-Employee Directors under the 2015 Stock Option and Incentive Plan (new director award)	10-K	001-37359	10.79	February 16, 2023
10.78#	Non-Qualified Stock Option for Employees under the 2020 Inducement Plan	10-K	001-37359	10.80	February 16, 2023

10.79#	Performance-Based Restricted Stock Unit Award Agreement for Employees under the 2015 Stock Option and Incentive Plan	10-K	001-37359	10.81	February 16, 2023
10.80#	Restricted Stock Unit Award for Employees under the 2015 Stock Option and Incentive Plan	10-K	001-37359	10.82	February 16, 2023
10.81#	Restricted Stock Unit Award for Non-Employee Directors under the 2015 Stock Option and Incentive Plan (annual award)	10-K	001-37359	10.83	February 16, 2023
10.82#	Restricted Stock Unit Award for Non-Employee Directors under the 2015 Stock Option and Incentive Plan (new director award)	10-K	001-37359	10.84	February 16, 2023
10.83#	Restricted Stock Unit Award for Employees under the 2020 Incentive Plan	10-K	001-37359	10.85	February 16, 2023
10.88	First Amendment to Financing Agreement dated as of May 22, 2023 by and among Blueprint Medicines Corporation, the lenders party thereto, and TAO Talents LLC, as Administrative Agent for the lenders	8-K	001-37359	10.1	May 25, 2023
10.89	Mutual Termination Agreement, effective as of April 30, 2023, by and between F. Hoffman La Roche Ltd, Hoffman-La Roche Inc. and the Registrant	10-Q	001-37359	10.1	May 4, 2023
19.1	Blueprint Medicines Insider Trading Policy and Special Trading Procedures for Insiders				*
21.1	Subsidiaries of the Registrant				*
23.1	Consent of Ernst & Young LLP				*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
97.1#	Blueprint Medicines Corporation Policy for Recoupment of Erroneously Awarded Compensation	*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	*

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

Blueprint Medicines Corporation

Date: February 15, 2024	By:	/s/ Kathryn Haviland
Kathryn Haviland
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathryn Haviland Kathryn Haviland	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2024

/s/ Michael Landsittel Michael Landsittel	Chief Financial Officer (Principal Financial Officer)	February 15, 2024

/s/ Ariel Hurley	Senior Vice President, Finance	February 15, 2024
Ariel Hurley	(Principal Accounting Officer)

/s/ Jeffrey W. Albers Jeffrey W. Albers	Chairman of the Board of Directors	February 15, 2024

/s/ Daniella Beckman Daniella Beckman	Director	February 15, 2024

/s/ Alexis Borisy Alexis Borisy	Director	February 15, 2024

/s/ Lonnel Coats Lonnel Coats	Director	February 15, 2024

/s/ Habib Dable Habib Dable	Director	February 15, 2024

/s/ Mark Goldberg Mark Goldberg, M.D.	Director	February 15, 2024

/s/ Nicholas Lydon Nicholas Lydon, Ph.D.	Director	February 15, 2024

/s/ Lynn Seely Lynn Seely, M.D.	Director	February 15, 2024

/s/ John Tsai John Tsai, M.D.	Director	February 15, 2024

Blueprint Medicines Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Blueprint Medicines Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blueprint Medicines Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Boston, Massachusetts

February 15, 2024

Blueprint Medicines Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$71,286	$119,709
Marketable securities	639,355	825,283
Accounts receivable	42,827	23,525
Unbilled accounts receivable	351	13,413
Inventory	21,223	29,697
Prepaid expenses and other current assets	33,351	35,024
Total current assets	808,393	1,046,651
Marketable securities	56,530	133,480
Property and equipment, net	41,959	33,344
Operating lease right-of-use assets, net	73,691	81,854
Restricted cash	10,238	5,195
Equity investment	27,789	27,789
Other assets	30,650	21,589
Total assets	$1,049,250	$1,349,902
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,710	$2,729
Accrued expenses	127,992	131,123
Current portion of operating lease liabilities	11,933	10,579
Current portion of deferred revenue	812	4,667
Current portion of liabilities related to the sale of future royalties and revenues	39,198	17,285
Current portion of term loan	30,278	16,851
Total current liabilities	214,923	183,234
Operating lease liabilities, net of current portion	81,751	92,789
Deferred revenue, net of current portion	4,792	13,624
Liabilities related to the sale of future royalties and revenues, net of current portion	402,427	413,045
Term loan, net of current portion	208,535	122,232
Other long-term liabilities	6,213	10,301
Total liabilities	918,641	835,225
Commitments and Contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 61,147,236 and 59,958,919 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	61	60
Additional paid-in capital	2,473,985	2,358,018
Accumulated other comprehensive loss	(3,495)	(10,443)
Accumulated deficit	(2,339,942)	(1,832,958)
Total stockholders’ equity	130,609	514,677
Total liabilities and stockholders’ equity	$1,049,250	$1,349,902

The accompanying notes are an integral part of the consolidated financial statements.

Blueprint Medicines Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Product revenue, net	$204,207	$110,993	$57,687
Collaboration and license revenue	45,173	65,543	122,393
License revenue - related party	—	27,500	—
Total revenues	249,380	204,036	180,080
Cost and operating expenses:
Cost of sales	8,540	17,813	17,934
Collaboration loss sharing	4,256	8,948	7,801
Research and development	427,720	477,419	601,033
Selling, general and administrative	295,141	237,374	195,293
Total cost and operating expenses	735,657	741,554	822,061
Other income (expense):
Interest income (expense), net	(18,793)	(16,767)	2,386
Other income (expense), net	(946)	2,004	(1,489)
Total other income (expense)	(19,739)	(14,763)	897
Loss before income taxes	(506,016)	(552,281)	(641,084)
Income tax expense	968	5,236	3,001
Net loss	$(506,984)	$(557,517)	$(644,085)
Other comprehensive income (loss):
Unrealized gain (loss) on pension benefit obligations	(2,781)	666	4,255
Unrealized gain (loss) on available-for-sale investments	9,759	(7,246)	(3,649)
Currency translation adjustments	(30)	270	475
Comprehensive loss	$(500,036)	$(563,827)	$(643,004)
Net loss per share — basic and diluted	$(8.37)	$(9.35)	$(11.01)
Weighted-average number of common shares used in net loss per share — basic and diluted	60,558	59,642	58,518

The accompanying notes are an integral part of the consolidated financial statements.

Blueprint Medicines Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	57,793,533	$58	$2,106,600	$(5,214)	$(631,356)	$1,470,088
Issuance of common stock under stock plan and stock purchase plan	1,347,553	1	50,615	—	—	50,616
Stock-based compensation expense	—	—	93,035	—	—	93,035
Other comprehensive income	—	—	—	1,081		1,081
Net loss	—	—	—	—	(644,085)	(644,085)
Balance at December 31, 2021	59,141,086	$59	$2,250,250	$(4,133)	$(1,275,441)	$970,735

Issuance of common stock under stock plan and stock purchase plan	817,833	1	8,134	—	—	8,135
Stock-based compensation expense	—	—	99,634	—	—	99,634
Other comprehensive loss	—	—	—	(6,310)	—	(6,310)
Net loss	—	—	—	—	(557,517)	(557,517)
Balance at December 31, 2022	59,958,919	$60	$2,358,018	$(10,443)	$(1,832,958)	$514,677

Issuance of common stock under stock plan and stock purchase plan	1,188,317	1	22,711	—	—	22,712
Stock-based compensation expense	—	—	93,256	—	—	93,256
Other comprehensive income	—	—	—	6,948	—	6,948
Net loss	—	—	—	—	(506,984)	(506,984)
Balance at December 31, 2023	61,147,236	$61	$2,473,985	$(3,495)	$(2,339,942)	$130,609

The accompanying notes are an integral part of the consolidated financial statements.

Blueprint Medicines Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(506,984)	$(557,517)	$(644,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,665	11,735	6,479
Non-cash lease expense	9,109	8,364	6,306
Stock-based compensation	92,672	98,971	91,630
Non-cash interest expense	14,138	15,799	—
Non-cash customer consideration	—	(27,500)	—
Acquired in-process research and development	—	—	259,957
Net (accretion of discount) amortization of premium on investments	(17,466)	(982)	1,361
Other	1,147	2,622	3,379
Changes in assets and liabilities:
Accounts receivable	(20,715)	1,572	(18,143)
Unbilled accounts receivable	13,061	(3,804)	6,338
Inventory	(4,366)	(8,922)	(12,561)
Prepaid expenses and other current assets	3,206	(16,938)	4,693
Other assets	(4,711)	(16,320)	(1,786)
Accounts payable	1,880	(5,816)	4,221
Accrued expenses	1,075	9,368	6,095
Other long term liabilities	(7,240)	—	—
Deferred revenue	(12,687)	(4,813)	(4,582)
Operating lease liabilities	(10,631)	(8,096)	(7,955)
Net cash used in operating activities	(436,847)	(502,277)	(298,653)
Cash flows from investing activities
Purchases of property and equipment	(16,062)	(8,919)	(3,089)
Purchase of in-process research and development asset, net of cash acquired	—	—	(258,152)
Purchases of investments	(766,363)	(489,705)	(655,449)
Maturities of investments	1,056,465	349,373	690,830
Other	—	(290)	—
Net cash provided by (used in) investing activities	274,040	(149,541)	(225,860)
Cash flows from financing activities
Net proceeds from the sale of future royalties and revenues	—	415,828	—
Net proceeds from term loan facility	97,933	137,786	—
Net proceeds from stock option exercises and employee stock purchase plan	21,336	8,196	50,716
Other	(44)	—	—
Net cash provided by financing activities	119,225	561,810	50,716
Net decrease in cash, cash equivalents, and restricted cash	(43,582)	(90,008)	(473,797)
Cash, cash equivalents and restricted cash at beginning of period	124,904	215,119	689,804
Effect of exchange rate changes on cash, cash equivalents and restricted cash	202	(207)	(888)
Cash, cash equivalents and restricted cash at end of period	$81,524	$124,904	$215,119
Supplemental cash flow information
Cash paid for interest	$38,467	$9,814	$—
Property and equipment purchases unpaid at period end	$556	$324	$149
Cash paid (refunds received) for taxes, net	$(49)	$6,505	$694

The accompanying notes are an integral part of the consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$71,286	$119,709	$209,948
Restricted cash	10,238	5,195	5,171
Total cash, cash equivalents, and restricted cash shown in consolidated statements of cash flows	$81,524	$124,904	$215,119

Blueprint Medicines Corporation

Notes to Consolidated Financial Statements

1. Nature of Business

Blueprint Medicines Corporation (the Company), a Delaware corporation incorporated on October 14, 2008, is a fully-integrated, commercial-stage, global biopharmaceutical company that invents life-changing medicines in two core, strategic areas of allergy/inflammation and oncology/hematology. The Company’s approach is to pursue discovery, development, and commercialization of therapies that potently and selectively target primary drivers of disease, with focused investment in therapeutic areas where the Company can leverage its core expertise and business infrastructure to bring scale to the Company’s science.

The Company is bringing AYVAKIT®/AYVAKYT® (avapritinib) to people living with systemic mastocytosis (SM) and PDGFRA Exon 18 mutant GIST in the U.S. and Europe. Additionally, the Company has a pipeline of research and development programs that range from early science to advanced clinical trials in mast cell-mediated diseases, including SM and chronic urticaria, breast cancer and other solid tumors vulnerable to CDK2 inhibition. The Company is devoting substantially all of its efforts to research and development for current and future drug candidates and commercialization of AYVAKIT/AYVAKYT, and any current or future drug candidates that obtain marketing approval.

The Company is subject to a number of risks similar to those of other commercial-stage companies, including but not limited to: successful commercialization of its current and future drugs, either by itself or through collaboration with third parties; establishing safety and efficacy in clinical trials and obtaining regulatory approvals for its drug candidates; competition from other companies; compliance with comprehensive and ongoing regulatory requirements and legislative changes; and the need to obtain adequate additional financing to fund the development of its drug candidates. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce, eliminate or repartner certain of its research and development programs or future commercialization efforts.

As of December 31, 2023, the Company had cash, cash equivalents and marketable securities of $767.2 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

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

Consideration received prior to revenue recognition is recorded as deferred revenue in the consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts are recorded as accounts receivable if the Company transfer goods or services to a customer before the customer pays consideration and the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Product revenue

The Company generated product revenue primarily from sales of AYVAKIT in the U.S and sales of AYVAKYT in the European Union to a limited number of specialty distributors and specialty pharmacy providers. These customers subsequently resell the products or dispense the products directly to patients. In addition, the Company entered into arrangements with payors that provide for government mandated rebates, discounts and allowances with respect to the utilization of its products.

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

For a complete discussion of accounting for collaboration and license revenues, see Note 11, Collaboration and License Agreements.

Accounts Receivable, net

Accounts receivable arise from product sales and amounts due from the Company’s collaboration partners. The amount from product sales primarily represents amounts due from specialty distributors and specialty pharmacy providers in the U.S.. The Company provides reserves against accounts receivable for current expected credit losses that are estimated based on the composition of its accounts receivable and the financial condition of the counterparty, considering past events, current economic conditions, and reasonable and supportable forecasts about the future economic conditions. The contractual life of our accounts receivable is generally short-term. Amounts determined to be uncollectible are charged or written-off against the reserve. For the years ended December 31, 2023, 2022 and 2021, the Company did not record any significant expected credit losses related to outstanding accounts receivable.

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

There have been no changes to the valuation methods during the years ended December 31, 2023, 2022 and 2021.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2023 and 2022, the Company’s cash equivalents comprised of money market funds with less than 90 days from the date of purchase. Cash equivalents are reported at fair value.

Marketable securities

The Company classifies its investments in marketable debt securities as available-for-sale when their original maturities, from the date of purchase, exceed three months. Available-for-sale debt securities with a remaining maturity date greater than one year are classified as non-current assets. Available-for-sale marketable debt securities are maintained by an investment manager and mainly consist of U.S. treasury securities and U.S. government agency securities. Available-for-sale marketable debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense). Realized losses are recognized only if the Company has the intention to sell the security or it is expecting to be required to sell the security before recovery of its amortized cost basis. The Company also reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss. If the decline in fair value is due to credit-related factors, a loss is recognized in other income (expense).

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, business development, advertising and legal expenses and other general and administrative costs. Advertising costs are expensed as incurred. For years ended December 31, 2023, 2022 and 2021, advertising costs totaled $16.9 million, $18.1 million and $13.5 million, respectively.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the carrying amount of any of its long-lived assets might not be recoverable and that impairment might exist. If indicators of impairment are present, the Company performs a test for recoverability. The Company has not recognized any impairment charges associated with long-lived assets for the years ended December 31, 2023, 2022 and 2021.

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

The Company has made an accounting policy election to not recognize leases with an initial term of 12 months or less within its consolidated balance sheets and to recognize those lease payments on a straight-line basis in its consolidated statements of income over the lease term.

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

Fair value of restricted stock awards granted to employees is based upon the quoted closing market price per share on the date of grant. Fair value of options granted to employees at the date of grant are estimated using the Black-Scholes option-pricing model that requires management to apply judgment and make estimates, including:

●	expected volatility, which was calculated using the historical volatility of the Company’s publicly traded stock for awards granted during the years ended December 31, 2023 and 2022. In prior reporting period, expected volatility was calculated based on a blend of the Company’s reported volatility data for the length of time that market data is available for the Company’s stock and the historical data for a representative group of publicly traded companies, for which historical information is available. For these analyses, the Company selected companies with comparable characteristics to itself including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computed the historical volatility data using the daily closing prices during the equivalent period of the calculated expected term of its stock-based awards;
●	risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption;
●	expected term, which is calculated using the simplified method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches; and
●	dividend yield, which is zero based on the fact that the Company never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

The Company maintains its cash, cash equivalents and marketable securities in custodian accounts at high quality financial institutions, and as of December 31, 2023 and 2022, substantially all the Company’s cash, cash equivalents and marketable securities were invested in money market funds and U.S. government agency securities and treasury obligations, and consequently, the Company believes that such funds are subject to minimal credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds.

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

In February 2023, the Company received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective February 2024, at which time the Company will regain commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. In January 2024, the Company decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and the CStone Territory following the termination of the Roche pralsetinib collaboration effective in February 2024.

As of December 31, 2023, none of the derecognition conditions under ASC 405 Liabilities were met, and in consideration of the significant uncertainties related to GAVRETO’s commercial outlook in the underlying territory during the life of the arrangement caused by the termination of the Roche pralsetinib collaboration agreement, during the year ended December 31, 2023, the Company did not accrete any interest expenses related to the liability. As of December 31, 2023, the net carrying value of the liability related to this arrangement was $175.0 million.

Pursuant to the Royalty Purchase Agreement, the Company is eligible to receive certain milestone payments totaling up to $165.0 million, subject to the achievement of specified net sales milestones by Roche. However, following the termination of the Roche pralsetinib collaboration agreement effective in February 2024 and the decision to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and the CStone Territory after the termination of the Roche pralsetinib collaboration agreement, the Company does not anticipate receiving any of the contingent milestone payments from Royalty Pharma under the Royalty Purchase Agreement.

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

As payments are made to Sixth Street Partners, the balance of the liability is effectively repaid over the life of the Future Revenue Purchase Agreement. In order to determine the amortization of the liability, the Company estimates the total amount of future revenue payments to be paid to Sixth Street Partners over the life of the arrangement. The exact amount of repayment is likely to change each reporting period. A significant increase or decrease in worldwide product sales of AYVAKIT/ AYVAKYT and, if it is approved, elenestinib, will materially impact the liability related to this arrangement, interest expense and the time period for repayment. The Company periodically assesses the expected payments to Sixth Street Partners and prospectively adjusts the amortization of the liability related to this arrangement for material changes in such payments. As of December 31, 2023, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 10.7%. These estimates contain assumptions that impact the amount recorded and the interest expense that will be recognized in future periods.

As of December 31, 2023, the net carrying value of the liability related to this arrangement was $266.7 million. The following table shows the activity within the liability account during the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance at January 1	$254,328	$—
Net proceeds from the sale of future revenue	—	244,605
Interest expense recognized	28,065	12,470
Payments	(15,723)	(2,747)
Carrying value at December 31	$266,670	$254,328

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

As part of the Financing Agreement with Sixth Street Partners, the Company received gross proceeds of $150.0 million in July 2022 and incurred an aggregate of $12.2 million of debt discounts and transaction costs. In August 2023, the Company received the first tranche of the senior secured delayed draw term loan facility in the amount of $100.0 million in gross proceeds and incurred $2.1 million of transaction costs. Debt discounts and transaction costs have been recorded as a reduction to the carrying amount of the debt on the Company’s consolidated balance sheet and are amortized as additional interest expenses using the effective interest rate method over the period from issuance through maturity. In addition, the Company may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of Sixth Street Partners providing such incremental term loan. As of December 31, 2023, the Company’s estimate of the total interest expense resulted in an effective annual interest rate of 13.3%. The carrying amount of the debt as of December 31, 2023 is subject to variable interest rates, which are based on current market rates, and as such, approximates fair value.

The following table shows the activity within the liability account during the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance at January 1	$139,083	$—
Net proceeds received	97,933	137,786
Interest expense recognized	23,540	7,736
Payments	(21,743)	(6,439)
Carrying value at December 31	$238,813	$139,083

The total estimated total gross payments due under the term loan are as follows as of December 31, 2023 (in thousands):

As of December 31, 2023
2024	$30,278
2025	30,032
2026	30,032
2027	30,032
2028	264,975
Total	$385,349

The Company’s obligations under the Financing Agreement are secured, subject to certain exceptions, by security interests in the substantially all of the Company’s assets and the Company’s certain subsidiaries. The Financing Agreement contains customary negative covenants that, among other things and subject to certain exceptions, could restrict the Company’s ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Financing Agreement also requires the Company to maintain a consolidated liquidity of at least (i) $50.0 million during the period commencing from the date on which the term loans are funded to the date which is the day before the next term loans are funded and (ii) $80.0 million for each day thereafter. As of December 31, 2023, the Company was in compliance with the applicable terms and conditions of the covenants under the Financing Agreement.

4. Marketable Securities

Marketable securities consisted of the following at December 31, 2023 and 2022 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$170,194	$27	$(418)	$169,803
U.S. treasury obligations	525,880	588	(386)	526,082
Total	$696,074	$615	$(804)	$695,885

	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$377,519	$—	$(4,848)	$372,671
U.S. treasury obligations	591,193	22	(5,123)	586,092
Total	$968,712	$22	$(9,971)	$958,763

The following table summarizes the amortized cost basis and estimated fair value of the Company’s available-for-sale securities by contractual maturity as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023		2022
	Amortized	Fair	Amortized	Fair
	Cost	value	Cost	value
Within one year	$639,881	$639,355	$834,440	$825,283
After one through five years	56,193	56,530	134,272	133,480
Total	$696,074	$695,885	$968,712	$958,763

As of December 31, 2023 and 2022, the Company held 62 and 122 debt securities, respectively, that were in an unrealized loss position. The following table summarizes the estimated fair value and the aggregate unrealized loss for the Company’s available-for-sale securities in loss position as of December 31, 2023 and 2022 by the length of time the security has been in a loss position (in thousands):

	As of December 31,
	2023		2022
	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses
Debt securities in unrealized loss position for 12 months or less	$267,917	$(550)	$371,746	$(1,884)
Debt securities in unrealized loss position for more than 12 months	64,659	(254)	550,561	(8,087)
Total debt securities in unrealized loss position	$332,576	$(804)	$922,307	$(9,971)

The Company has the intent and ability to hold its debt securities until recovery of amortized cost basis. As a result, the Company did not recognize any differences between the fair value and amortized cost basis as a loss in its consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 and 2021. The Company did not record any credit-related impairments for its available-for-sale securities for the years ended December 31, 2023, 2022 and 2021 because the declines in fair value were not due to credit-related factors.

The following table summarizes the proceeds from maturities of debt securities during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year ended December 31,
	2023	2022	2021
Proceeds from maturities of debt securities	$1,056,465	$349,373	$690,830

The Company did not realize any gains or losses from maturities of debt securities for the years ended December 31, 2023, 2022 and 2021.

5. Fair Value of Financial Instruments

The following table summarizes the Company’s cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$55,412	$55,412	$—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	169,803		169,803	—
U.S. treasury obligations	526,082	526,082	—	—
Total	$751,297	$581,494	$169,803	$—

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

6. Product Revenue and Related Reserves

In January 2020, the U.S. Food and Drug Administration (FDA) approved AYVAKIT for the treatment of adults with unresectable or metastatic gastrointestinal stromal tumor (GIST) harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization to AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with advanced SM. In March 2022, the European Commission expanded the marketing authorization for AYVAKYT to include the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy. In May 2023, the FDA approved AYVAKIT for the treatment of adult patients with indolent SM and in December 2023, the European Commission approved AYVAKYT for the treatment of adult patients with indolent SM with moderate to severe symptoms inadequately controlled on symptomatic treatment.

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

The Company recorded net product revenue from the U.S. product sales of GAVRETO in 2021 until it transferred, on July 1, 2021, certain responsibilities associated with product sales to customers, pricing and distribution matters related to U.S. product sales of GAVRETO to its collaboration partner. The Company did not record any net product revenue from product sales of GAVRETO subsequent to this transition date. Products sales of GAVRETO were reflected as part of collaboration loss sharing in the consolidated statements of operations and comprehensive loss. For additional information, see Note 11, Collaboration and License Agreements.

The following table summarizes revenue recognized from product sales for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
AYVAKIT/AYVAKYT
United States	$181,971	$97,226	$44,959
Rest of World	22,236	13,767	8,022
Total	204,207	110,993	52,981
GAVRETO
United States	—	—	4,706
Rest of World	—	—	—
Total	—	—	4,706
Total product revenue, net	$204,207	$110,993	$57,687

The Company primarily sells AYVAKIT/AYVAKYT through specialty distributors and specialty pharmacies. The following table summarizes the customers that represent 10% or greater of gross product revenue for the years ended December 31, 2023, 2022, and 2021:

	Year ended December 31,
	2023	2022	2021
Customer 1	43%	45%	47%
Customer 2	10%	11%	* %
Customer 3	* %	* %	10%

* Indicates the customer’s share is under 10%.

The following table summarizes the customers with amounts due that represent 10% or greater of the accounts receivable associated with the Company’s product sales as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Customer 1	34%	33%
Customer 2	11%	15%
Customer 3	10%	12%
Customer 4	10%	* %

* Indicates the customer’s share is under 10%.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance at January 1	$9,788	$4,345
Provision related to sales in the current period	37,281	19,292
Adjustment related to prior periods sales	(700)	(709)
Credits and payments made	(27,095)	(13,140)
Ending balance at December 31	$19,274	$9,788

The total reserves above, which are included in the Company’s consolidated balance sheets as of December 31, 2023 and 2022, are summarized as follows (in thousands):

	As of December 31,
	2023	2022
Reduction of accounts receivable, net	$1,809	$742
Component of accrued expenses	17,465	9,046
Total revenue-related reserves	$19,274	$9,788

7. Inventory

Capitalized inventory consists of the following as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Raw materials	$3,147	$4,967
Work in process	29,132	28,427
Finished goods	4,823	2,791
Total	$37,102	$36,185

Balance sheet classification

	As of December 31,
	2023	2022
Inventory	$21,223	$29,697
Other assets	15,879	6,488
Total	$37,102	$36,185

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. For the years ended December 31, 2023 and 2022, the Company recognized write-downs of $0.7 million and $2.1 million, respectively. Long-term inventory, which primarily consists of work in process and raw materials, is included in other assets in the consolidated balance sheets.

8. Restricted Cash

At December 31, 2023 and 2022, $10.2 million and $5.2 million, respectively, of the Company’s cash is restricted by a financial institution primarily related to funds held to satisfy the requirements of certain government agreements and the security deposits for the lease agreements for the Company’s office and laboratory spaces. For additional information, see Note 16, Leases.

9. Property and Equipment, Net

Property and equipment and related accumulated depreciation as of December 31, 2023 and 2022 are as follows (in thousands):

	Estimated
	Useful Life	As of December 31,
	(Years)	2023	2022
Lab equipment	5	$21,311	$15,726
Furniture and fixtures	4	4,644	4,106
Computer equipment	3	2,028	1,484
Leasehold improvements	Term of lease	42,301	41,046
Software	3	657	657
Construction-in-progress		9,512	1,607
Total cost		80,453	64,626
Less: accumulated depreciation and amortization		(38,494)	(31,282)
Total		$41,959	$33,344

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $7.7 million, $6.5 million and $6.5 million, respectively.

10. Accrued Expenses

Accrued expenses as of December 31, 2023 and 2022 consist of the following (in thousands):

	As of December 31,
	2023	2022
Research, development and commercial contract costs	$49,354	$66,041
Employee compensation	43,434	30,744
Accrued professional fees	12,522	17,588
Revenue-related reserves	17,465	9,046
Other	5,217	7,704
Total	$127,992	$131,123

11. Collaboration and License Agreements

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

The Company concluded the preferred stock investment should be accounted for as an equity investment as it is not mandatorily redeemable nor does the Company have the unilateral right to redeem the preferred stock, and the Company, along with its related parties, do not have a controlling financial interest in IDRx nor have the ability to influence the financial and operating policies through the ownership of preferred stock. IDRx’s preferred stock is not exchange-traded and does not have a readily determinable fair value. Therefore, the Company accounts for the preferred stock investment under the measurement alternative for equity investments that do not have a readily determinable fair value, which is at cost of $27.8 million, including transaction costs of $0.3 million. As of December 31, 2023, the cost of the investment in IDRx’s preferred stock was $27.8 million and was recorded as equity investment on the consolidated balance sheets. As of December 31, 2023, no adjustments have been recognized related to the preferred stock investment as a result of the application of the measurement alternative. The Company did not recognize revenue under the IDRx License Agreement during the year ended December 31, 2023.

VantAI

In February 2022, the Company entered into an exclusive collaboration agreement with Oncopia Therapeutics, Inc. d/b/a Proteovant Therapeutics, Inc. (“Proteovant”) (the 2022 Agreement) to jointly research and advance certain protein degrader therapies into development candidates, with VantAI, Inc. (“VantAI”) performing computational chemistry services on behalf of Proteovant under the agreement. In December 2023, the Company entered into an Amended and Restated Collaboration and License Agreement (the “A&R Agreement”) with VantAI and Proteovant, which amended and restated and replaced in its entirety the 2022 Agreement. Under the A&R Agreement, Proteovant ceased its role under the 2022 Agreement and VantAI will provide expanded computational support directly to the Company, including computational biology and expanded computational chemistry to advance three novel protein degrader programs, and the Company has the option, at its sole discretion, to expand the collaboration to include a fourth target program.

Under the A&R Agreement, VantAI will be eligible to receive up to $1.67 billion in contingent payments including specified research, development, regulatory and commercialization milestones for all the target programs. The Company will be obligated to pay VantAI tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-single digits on annual net sales of each licensed product in the applicable territory, subject to adjustment in specified circumstances.

Under the 2022 Agreement, the Company paid Proteovant an upfront payment of $20.0 million in connection with the execution of the 2022 Agreement. This upfront payment was recorded as a prepaid asset on the Company’s consolidated balance sheet and was amortized as research and development expense over the expected research period because Company concluded that Proteovant was providing the Company with research services throughout such period. During the years ended December 31, 2023 and 2022, the Company recorded research and development expense of $4.0 million and $4.4 million, respectively, under the 2022 Agreement. The Company will continue to amortize the remaining prepaid asset balance as research and development expense over the expected research period of the A&R Agreement.

The Company reevaluates the expected research period at the end of each reporting period and prospectively adjusts the amortization of the asset for changes in the expected research period. Each research and development milestone payment is accrued and expensed when probable.

Zai Lab

In November 2021, the Company entered into a collaboration (the Zai Lab agreement) with Zai Lab (Shanghai) Co., Ltd., (Zai Lab) to develop and commercialize certain licensed products for the treatment of EGFR-driven non-small cell lung cancer in Greater China, including Mainland China, Hong Kong, Macau and Taiwan (collectively, the Zai Lab Territory). The collaboration aims to accelerate and expand global development of the licensed products, which currently include BLU-945 and BLU-525. In January 2024, the Company determined to discontinue further investment in the early clinical-stage therapies for EGFR-mutant NSCLC globally, which includes BLU-945 and BLU-525. Zai Lab retains its rights to BLU-945 and BLU-525 under the agreement. The Company retains exclusive rights to the licensed products outside the Zai Lab Territory. The decision to deprioritize the licensed products does not have an impact on the Company’s current accounting treatment related to the Zai Lab agreement.

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

The Company evaluated the Zai Lab agreement to determine whether it is a collaborative arrangement in the scope of ASC 808. The Company concluded that the Zai Lab agreement is a collaborative agreement under ASC 808 as both parties are active participants in the clinical trials and are exposed to significant risks and rewards of those activities under the Zai Lab agreement. The Company determined that the Zai Lab agreement contained two material components: (i) licenses granted to Zai Lab to exploit and develop each licensed product in the Zai Lab Territory and related activities in the Zai Lab Territory, including manufacturing, and (ii) the parties’ participation in the global development of the licensed products. The Company used the criteria specified in ASC 606 to determine which of the components of the Zai Lab agreement are performance obligations with a customer and concluded that Zai Lab is the Company’s customer for the licenses and related activities in the Zai Lab Territory under ASC 606. The global development activities under the agreement does not present a transaction with a customer and the payments received by the Company for global development activities, including manufacturing, are accounted for as a reduction of related expenses. During the years ended December 31, 2023, 2022 and 2021, the Company did not record significant net reduction of expenses under the Zai Lab agreement.

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

The Company evaluated the license under ASC 606 and concluded that the license is a functional intellectual property license. The Company determined that Zai Lab benefited from the license along with the initial know-how transfer at the time of grant, and therefore the related performance obligation is satisfied at a point in time. Additionally, the Company is entitled to sales milestones and royalties from Zai Lab upon future sales of the licensed products in the Zai Lab Territory, and revenue will be recognized when the related sales occur. Costs that are incurred associated with Zai Lab Territory specific activities are reimbursable from Zai Lab and are recognized as revenue. During the year ended December 31, 2023, the Company did not record significant revenue under the Zai Lab Agreement. During the year ended December 31, 2022, the Company recorded $0.9 million in revenue related to Zai Lab Territory specific activities in the consolidated financial statements. During the year ended December 31, 2021, the Company did not record any revenue from reimbursements of Zai Lab Territory specific activities.

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

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million, and through December 31, 2023, the Company received an aggregate of $105.0 million in specified regulatory and commercialization milestones. In February 2023, the Company received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination will become effective in February 2024, at which time the Company will regain commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. In January 2024, the Company decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and the CStone Territory following the termination of the Roche pralsetinib collaboration effective in February 2024. Until the termination of the collaboration agreement is effective, the parties continue to perform their respective obligations under the collaboration agreement, including with respect to the development and commercialization of GAVRETO. The Company will not be entitled to receive payment for milestones, if any, achieved during the period between the receipt of the notice of termination and the effective date of termination. The termination of the collaboration agreement does not have an impact on the Company’s current accounting treatment related to the Roche pralsetinib collaboration.

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

In connection with the Roche pralsetinib collaboration agreement, on July 13, 2020, the Company also entered into a stock purchase agreement with Roche Holdings, Inc. (Roche Holdings) pursuant to which the Company issued and sold an aggregate of 1,035,519 shares of common stock to Roche Holdings at a purchase price of $96.57 per share and received an aggregate of $100.0 million in the third quarter of 2020. The closing for a minority portion of the equity investment occurred following the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

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

For the purposes of ASC 606, the transaction price of the Roche pralsetinib collaboration agreement at the outset of the arrangement was determined to be $695.7 million, which consisted of the upfront cash payment of $675.0 million and the $20.7 million premium on the sale of common stock to Roche Holdings, which was allocated to the performance obligation related to the pralsetinib licenses. Through December 31, 2023, the Company has achieved an aggregate of $105.0 million in specified regulatory and commercialization milestones and which were added to the estimated transaction price of the Roche pralsetinib collaboration agreement.

The following table summarizes revenue recognized under the Roche pralsetinib collaboration during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Manufacturing and research and development services related to ex-US territory-specific activities	$679	$6,710	$6,022
Royalty revenue	1,464	848	—
License milestone revenue	—	—	50,000
Total Roche pralsetinib collaboration revenue	$2,143	$7,558	$56,022

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

The following table summarizes the amount recognized from loss sharing from product sales of GAVRETO to customers in the U.S. during the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
The Company's share of loss in the U.S. for GAVRETO	$4,256	$8,948	$7,801

The following table summarizes the amounts recognized as reductions to selling, general and administrative expenses related to the commercialization of GAVRETO in the U.S., and reductions to (increases in) research and development expenses related to global development activities for pralsetinib under the Roche pralsetinib collaboration during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Reductions to selling, general and administrative expenses	$10,982	$16,600	$18,753
Reductions to (increases in) research and development expenses	$(24,915)	$(19,297)	$11,192

The following table summarizes the contract assets and liability associated with the Roche pralsetinib collaboration as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Unbilled accounts receivable	$361	$—
Accrued expenses	$7,388	$6,519

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

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through December 31, 2023, the Company has received an aggregate of $50.0 million in cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through December 31, 2023, the Company is eligible to receive up to $460.0 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and Clementia purchased specified manufacturing inventory from the Company for a total of $1.5 million.

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

The Company did not recognize revenue under the Clementia agreement during the year ended December 31, 2023. During the year ended December 31, 2022, cash consideration associated with an achieved development milestone of $30.0 million was added to the estimated transaction price for the Clementia agreement and recognized as revenue. During the year ended December 31, 2021, no material revenue was recognized from the Clementia collaboration. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as the amounts were fully constrained based on the probability of achievement. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

There was no revenue deferred as a contract liability associated with the Clementia agreement as of December 31, 2023 and 2022.

CStone Pharmaceuticals

In June 2018, the Company entered into a collaboration and license agreement (the CStone agreement) with CStone Pharmaceuticals (CStone) pursuant to which the Company granted CStone exclusive rights to develop and commercialize the Company’s drug candidates avapritinib, pralsetinib and fisogatinib, including back-up and other forms thereof, in Mainland China, Hong Kong, Macau and Taiwan (each, a CStone region and collectively, the CStone Territory), either as a monotherapy or as part of a combination therapy.

The Company received an upfront cash payment of $40.0 million, and through December 31, 2023, the Company has achieved an aggregate of $38.5 million in milestones under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through December 31, 2023, the Company will be eligible to receive up to $307.5 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, CStone is obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone Territory, subject to adjustment in specified circumstances. CStone is responsible for costs related to the development of the licensed products in the CStone Territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone Territory that are shared by the Company and CStone.

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

The Company did not have significant manufacturing and research and development services related to the global development activities during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, the Company recorded $1.7 million and $2.4 million, respectively, in reduction of related expenses from manufacturing and research and development services related to global development activities, net of expenses payable to CStone.

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

During the years ended December 31, 2023, 2022, and 2021, cash consideration associated with achieved development and sales-based milestones of $9.0 million, $6.5 million and $9.0 million, respectively, were added to the estimated transaction price for the CStone agreement and recognized as revenue in such periods. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

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

A summary of revenue recognized under the CStone agreement during the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
License milestone revenue	$9,000	$6,500	$9,000
Manufacturing services and royalty revenue related to CStone Territory-specific activities	8,312	17,794	24,395
Total CStone collaboration revenue	$17,312	$24,294	$33,395

The following table presents the contract assets and contract liability associated with the CStone collaboration as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Accounts receivable, net	$—	$4,991
Unbilled accounts receivable	—	1,529
Contract liability	604	2,265
Accrued expenses	$1,863	$—

The Company’s liabilities associated with the CStone collaboration as of December 31, 2023 and 2022 resulted primarily from the Company’s obligations in connection with commercial supply of pralsetinib for the CStone Territory.

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

Under the Roche immunotherapy agreement, Roche was originally granted up to five option rights to obtain an exclusive license to exploit products derived from the collaboration programs in the field of cancer immunotherapy. Four of the five development programs were ended in prior reporting periods and on April 30, 2023, the Company and Roche entered into a mutual termination agreement to terminate the Roche immunotherapy agreement. Certain licenses granted by Roche to the Company survived and became exclusive, worldwide, perpetual, royalty-free and irrevocable. The Company retained ownership of the collaboration compounds directed to MAP4K1 and all of the other previously terminated kinase targets developed under the collaboration.

The Roche immunotherapy agreement represented a vendor-customer relationship under ASC 606 as the Company performed its one performance obligation at the outset of the Roche immunotherapy agreement, which consists of: (1) the non-exclusive license; (2) the research and development activities through Phase 1; and (3) regulatory responsibilities under Phase 1 clinical trials.

The aggregate net transaction price of the Roche immunotherapy agreement was $64.7 million, which comprised of an upfront payment of $45.0 million, an aggregate of $25.0 million in research milestones achieved under the collaboration, and a reduction of $5.3 million as a result of the Company’s payment to Roche for certain clinical development costs. This payment resulted from a cost sharing under the clinical development plan for IND-enabling activities for BLU-852, which the Company and Roche endorsed in 2022 prior to the termination of the agreement.

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

The following table summarizes the revenue recognized under the Roche immunotherapy agreement during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Roche collaboration research and development services revenue	$25,706	$2,274	$7,636

Because of the termination of the Roche immunotherapy agreement effective in April 2023, both the estimated lifetime cost to satisfy the Company’s performance obligation under the Roche immunotherapy collaboration and the estimated cost to be shared with Roche for the IND-enabling activities for BLU-852 were reduced. Consequently, the transaction price and the percentage of completion revenue to be recognized under the collaboration agreement was increased during the year ended December 31, 2023.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue due to the following changes in the contract liability balances (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amounts included in the contract liability at the beginning of the period	$16,026	$4,377	$5,080

The following table summarizes the liabilities related to the Roche immunotherapy agreement as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023			December 31, 2022
	Current	Noncurrent	Total	Current	Noncurrent	Total
Deferred revenue	$—	$—	$—	$2,402	$13,624	$16,026
Accrued expenses	$—	$—	$—	$3,970	$7,238	$11,208

12. Acquisition

In December 2021, the Company closed the acquisition of all the outstanding shares of Lengo Therapeutics Inc. (“Lengo”), a biopharmaceutical company committed to developing novel, best-in-class precision medicines targeting driver mutations in oncology to improve the lives of patients with cancer.

Under the terms of the acquisition, the Company agreed to pay Lengo shareholders an upfront consideration of $250.0 million, subject to customary net indebtedness, transaction expenses, and other adjustments, as set forth in the acquisition agreement, and future contingent cash milestone payments of up to $215.0 million, upon achievement of specified regulatory approval and sales milestones. The milestone payments were determined to be contingent consideration which will be recognized when the contingency is resolved, and the consideration is paid or becomes payable. In January 2024, the Company determined to discontinue further investment in the early clinical-stage therapies for EGFR-mutant NSCLC globally including BLU-451.

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

13. Stock-based Compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, unrestricted stock, performance-based awards and cash based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar years beginning January 1, 2023 and 2024, the number of shares reserved for issuance under the 2015 Plan was increased by 2,398,356 and 2,445,889 shares, respectively. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2023, there were 4,829,516 shares available for future grant under the 2015 Plan.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. In June 2022, the Company’s board of directors approved the reservation of an additional 1,500,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of December 31, 2023, there were 1,376,416 shares available for future grant under the Inducement Plan.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense totaling $92.7 million, $99.0 million and $91.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Stock-based compensation expense by award type included within the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	$40,560	$52,931	$57,912
Restricted stock units	50,095	45,285	33,939
Performance-based restricted stock units	867	—	—
Employee stock purchase plan	1,734	1,418	1,184
Subtotal	93,256	99,634	93,035
Capitalized stock-based compensation costs	(584)	(663)	(1,405)
Stock-based compensation expense included in total cost and operating expenses	$92,672	$98,971	$91,630

The following table presents stock-based compensation expense that is included in operating expenses by classification within the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$41,534	$40,302	$39,670
Selling, general and administrative	51,138	58,669	51,960
Total stock-based compensation expense included in operating expenses	$92,672	$98,971	$91,630

At December 31, 2023, there was $152.7 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted-average period of 2.4 years.

Stock Options

Stock options granted by the Company generally vest ratably over four years, with a one-year cliff for new employee awards and are exercisable from the date of grant for a period of ten years. The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.13%	2.27%	0.96%
Expected dividend yield	—	—	—
Expected term (years)	6.0	6.0	6.0
Expected stock price volatility	56.01%	55.15%	58.03%

The following table summarizes the stock option activity for the year ended December 31, 2023:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(1)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2022	6,233,451	$69.14	6.67	$14,833
Granted	1,207,132	45.57
Exercised	(433,108)	42.77
Canceled	(349,031)	71.10
Outstanding at December 31, 2023	6,658,444	$66.48	6.39	$178,581
Exercisable at December 31, 2023	4,699,536	$69.45	5.51	$111,911
(1)	Intrinsic value represents the amount by which the fair market value as of December 31, 2023 of the underlying common stock exceeds the exercise price of the option.

The weighted average grant date fair value of options granted in the years ended December 31, 2023, 2022 and 2021 was $25.81, $32.30 and $52.93, respectively. The total intrinsic value of options exercised in the years ended December 31, 2023, 2022, and 2021 was $11.6 million, $11.8 million, and $52.3 million, respectively.

At December 31, 2023, the total unrecognized compensation expense related to unvested stock option awards was $59.4 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Restricted stock units

Restricted stock units granted by the Company generally vest ratably over four years. The following table summarizes the restricted stock units activity for the year ended December 31, 2023:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested shares at December 31, 2022	1,893,994	$73.28
Granted	1,027,488	45.61
Vested	(658,919)	73.84
Forfeited	(155,537)	63.80
Unvested shares at December 31, 2023	2,107,026	$60.33

The total fair value of restricted stock units vested during the years ended December 31, 2023, 2022 and 2021 was $31.6 million, $29.4 million and $31.6 million, respectively. As of December 31, 2023, the total unrecognized compensation expense related to unvested restricted stock units was $91.1 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

The following table summarizes the PSU activity for year ended December 31, 2023:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested shares at December 31, 2022	—	$—
Granted	52,500	59.32
Vested	—	—
Forfeited	—	—
Unvested shares at December 31, 2023	52,500	$59.32

As of December 31, 2023, the total unrecognized compensation expense related to unvested PSUs was $2.2 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

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

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 ESPP. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar years beginning January 1, 2023 and 2024, the number of shares reserved for issuance under the 2015 ESPP was increased by 599,589 and 611,472 shares, respectively. As of December 31, 2023, there were 3,651,042 shares available for issuance under the 2015 ESPP. The Company issued 96,290, 80,717, and 43,167 shares under the ESPP during the years ended December 31, 2023, 2022, and 2021 respectively.

14. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock units, PSUs and ESPP shares are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented as a result of the Company’s net loss.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the years ended December 31, 2023, 2022 and 2021 because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	6,658	6,233	5,682
Restricted stock units	2,107	1,894	1,590
Performance-based restricted stock units	53	—	—
ESPP shares	39	55	24
Total	8,857	8,182	7,296

15. Income Taxes

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Federal income tax (benefit) at statutory rate	21.00%	21.00%	21.00%
Permanent differences	(0.42)	(0.38)	0.07
U.S. Tax on foreign earnings	—	2.52	—
In-process research and development	—	—	(8.53)
Federal research and development credits	2.50	1.39	0.76
Federal orphan drug credits	1.63	(0.42)	4.02
State income tax, net of federal benefit	3.41	2.92	1.26
Foreign rate differential	(0.41)	(0.13)	(0.10)
Deferred rate change	2.53	0.52	0.79
Foreign tax credit	—	0.03	0.39
Other	(0.78)	(0.64)	(0.05)
Change in valuation allowance	(29.65)	(27.76)	(20.08)
Effective income tax rate	(0.19)%	(0.95)%	(0.47)%

The Company’s deferred tax assets and liabilities consist of the following (in thousands) as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$232,624	$193,115
Research and development credit carryforwards	53,329	36,874
Orphan drug credit carryforwards	156,816	148,572
Accrued expenses and other	60,350	48,896
Deferred revenue	—	4,520
Royalty Pharma milestones	12,024	11,507
R&D capitalization	153,836	84,077
Financing arrangements	107,693	100,155
Deferred rent	22,204	23,507
Jublient license	1,485	1,188
UNICAP	3	—
Interest expense	—	—
Total gross deferred tax asset	800,364	652,411
Deferred tax liability
Depreciation	(6,107)	(5,742)
Right of use assets	(17,423)	(18,599)
Debt issuance	(2,066)	(1,970)
UNICAP	—	(1,003)
Prepaid expenses	(2)	(2)
Valuation allowance	(774,766)	(625,095)
Net deferred tax asset	$—	$—

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of its net federal, foreign and state deferred tax assets, and as a result, a valuation allowance of $774.8 million and $625.1 million has been established at December 31, 2023 and 2022, respectively. The change in the valuation allowance was $149.7 million and $148.9 million for the years ended December 31, 2023 and 2022, respectively. The increase of deferred tax asset between December 31, 2023 and 2022 is primarily driven by the generation of federal and state net operating losses and the generation of research and development and orphan drug credits, as well as the Tax Cuts and Jobs Act effective January 1, 2022 requiring capitalization and amortization of all Sec. 174 costs associated with research and development costs.

The Company has incurred net operating losses (NOL) since inception with the exception of years 2020 and 2022. As of December 31, 2023, the Company had federal and state NOL carryforwards of $809.5 million and $1,038.2 million, respectively, which begin to expire in 2030, and of which $793.6 million of the Company’s federal NOL is post 2017 NOL that will be carried forward indefinitely. As of December 31, 2023, the Company had federal and state research and development tax credit carryforwards of $30.5 million and $25.1 million, respectively, which begin to expire in 2039 and 2028 respectively. As of December 31, 2023, the Company had federal orphan drug credits of $156.8 million, which begin to expire in 2035 and state investment tax credits of $0.6 million, which have begun to expire in 2023. As of December 31, 2023, the Company has foreign tax credits of $2.5 million which will expire in 2031.

The Company has analyzed and validated its research and development tax credits as well as its orphan drug credits for 2011-2022. The Company generated research credits in 2023 but has not conducted a formal study to document its qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. No amounts are being presented as an uncertain tax position as of December 31, 2023 until such study is completed and the adjustment is known. A valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carry-forwards and the valuation allowance.

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

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations and comprehensive income (loss). As of December 31, 2023, the Company had $0.2 million of gross unrecognized tax benefit, excluding interest and penalties. As of December 31, 2023, the Company was open to examination in the U.S. federal and certain state jurisdictions for all of the Company’s tax years since the net operating losses may potentially be utilized in future years to reduce taxable income. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) has taken effect creating a significant change to the treatment of research and experimental (R&E) expenditures under Section 174 of the Code (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the U.S to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses will be capitalized and amortized over a 15-year period. The Company has included the tax impact of capitalizing and amortizing these costs over the required periods for the calendar year ended December 31, 2023.

On June 30, 2022, the Company entered into a Royalty Purchase Agreement with Royalty Pharma and a Future Revenue Purchase Agreement with Sixth Street Partners. Pursuant to the agreements, the Company received gross proceeds of $175.0 million from Royalty Pharma in June 2022 and $250.0 million from Sixth Street Partners in July 2022 upon the transactions closing. The total cash consideration of $425.0 million, in its entirety, was considered taxable income for calendar year ended December 31, 2022. Therefore, the $425.0 million was included in the estimated taxable income for the year ended December 31, 2022.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act (IRA) of 2022 (H.R. 5376) into law. It includes income tax incentives designed to encourage investment in renewable and alternative energy sources, adoption of electric vehicles, and improvement in the energy efficiency of buildings and communities. To finance these incentives, the law imposes a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income of corporations that, for three taxable years, have an average annual adjusted financial statement income over $1 billion. It also introduces a new excise tax on corporate stock buybacks of public US companies. The CAMT is effective for tax years beginning after December 31, 2022 while the excise tax on corporate stock buybacks is effective for repurchases of stock after December 31, 2022. The Company does not anticipate the IRA having a significant impact on the Company’s effective tax rate or income tax payable and deferred income tax positions.

The Company recorded an income tax provision of $1.0 million for the year ended December 31, 2023 due to the impact of recording unfavorable discrete items in the period, and taxable income from the jurisdictions in which the Company is subject to tax.

As of December 31, 2023, the Company had gross unrecognized tax benefit, excluding interest and penalties of approximately $0.2 million. The following table provides the reconciliation of the total amounts of the Company’s unrecognized tax benefits for the year ended December 31, 2023 (in thousands):

Year ended December 31,
2023
Beginning balance at January 1	$—
Gross Increases - tax positions in prior periods	211
Gross Increases - current period tax positions	—
Settlements	—
Lapse of statutes	—
Ending balance at December 31	$211

As of December 31, 2022, the Company did not have any gross unrecognized tax benefit. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2023, the Company recorded an insignificant amount of interest and penalties related to uncertain tax positions.

16. Leases

The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements contain various clauses for renewal at the Company’s option and only certain exercised renewal options were included in the calculation of the operating lease assets and the operating lease liabilities, as other renewal options were not reasonably certain of being exercised as of December 31, 2023.

38 Sidney Street

In February 2015, the Company entered into a lease for approximately 39,000 rentable square feet of office and laboratory space at 38 Sidney Street in Cambridge, Massachusetts, which was extended in December 2021. The extended lease term will expire on November 30, 2029. The Company agreed to pay an initial annual base rent of approximately $4.5 million, which rises annually until it reaches approximately $5.5 million. The lease extension provided the Company with an allowance for leasehold improvements of $0.8 million improvements to be made to the premises. A security deposit of $0.9 million was recorded as restricted cash on the Company’s consolidated balance sheet as of December 31, 2023. The Company’s sublease agreements for the 38 Sidney Street property expired in 2022.

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

The Company has agreed to pay for the 99,833 rentable square feet an initial annual base rent of approximately $7.7 million, which increases annually until it reaches approximately $10.6 million in the last year of the initial term. The Company has also agreed to pay an initial annual base rent of approximately $3.2 million for the expansion premises, which increases annually until it reaches approximately $4.2 million in the last year of the initial term for the expansion premises. The amended lease provided the Company with a total tenant improvement allowance of approximately $17.4 million for improvements to be made to the premises. A security deposit of $3.3 million was recorded as restricted cash on the Company’s consolidated balance sheet as of December 31, 2023.

The lease agreements do not contain residual value guarantees and the components of lease cost for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
Operating leases:	2023	2022	2021
Lease cost	$23,190	$21,830	$18,299
Sublease income	-	(2,132)	(2,174)
Net lease cost	$23,190	$19,698	$16,125

The Company has not entered into any material short-term leases or financing leases as of December 31, 2023.

Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	$17,741	$15,891	$14,896
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$915	$72	$28,929

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	5.8
Weighted average discount rate	7.3%

Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows (in thousands):

2024	$18,182
2025	18,775
2026	19,251
2027	19,809
2028	20,385
Thereafter	19,215
Total future minimum lease payments	115,617
Less imputed interest	(21,933)
Total	$93,684

17. Employee Benefit Plans

The Company sponsors various retirement and pension plans. The estimates of liabilities and expenses for these plans incorporate a number of assumptions, including expected rates of return on plan assets and interest rates used to discount future benefits.

401(k) Savings Plan

The Company maintains a 401(k) plan for employees (the 401(k) Plan). The 401(k) Plan is intended to qualify under Section 401(k) of the Code, so that contributions to the 401(k) Plan by the Company, and the investment earnings on contributions, are not taxable to the employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits the Company to make contributions up to the limits allowed by law on behalf of all eligible employees. The expense related to the 401(k) Plan primarily consists of the Company’s matching contributions. The expenses related to the 401(k) Plan for the years ended December 31, 2023, 2022 and 2021 were $4.6 million, $3.7 million and $3.0 million, respectively.

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

The following table summarizes the plan balances as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Fair value of plan assets	$8,416	$5,706
Projected benefit obligation	(14,632)	(8,763)
Unfunded status recorded as other long-term liabilities	(6,216)	(3,057)
Accumulated benefit obligation	$10,984	$6,575

The Company’s net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021 was $1.0 million, $1.2 million and $2.0 million, respectively. The contributions to the Swiss Plan for the years ended December 31, 2023, 2022 and 2021 were $1.0 million, $0.8 million, and $0.6 million.

The following table summarizes the benefits expected to be paid by the Company in each of the next five years and in aggregate for the five years thereafter as of December 31, 2023 (in thousands):

As of December 31
2023
2024	$474
2025	467
2026	543
2027	453
2028	448
2029 to 2033	2,503

18. Commitments and Contingencies

Purchase Commitments Associated with Clinical and Commercial Supply Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. We also have unconditional purchase obligations related to certain clinical manufacturing agreements. The aggregate amount of future unconditional purchase obligations under these manufacturing agreements over the period of next five years is approximately $7.0 million as of December 31, 2023.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any material claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 or 2022.