Form 10-Q
period 2024-03-31
Blueprint Medicines Corp
filed 2024-05-02
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on April 30, 2024: 62,616,902

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or a variation or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib in additional geographies;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT® (avapritinib) (marketed in Europe under the brand name AYVAKYT®) and any current and future drug candidates for which we receive marketing approval;
●	our expectations regarding the potential benefits of AYVAKIT/AYVAKYT and any current and future drug candidates in treating patients with indolent SM and advanced SM;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	our expectations concerning the process with F. Hoffmann-La Roche Ltd and Genentech, Inc. for transitioning U.S. GAVRETO assets to Rigel Pharmaceuticals, Inc. (Rigel);
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for our current and future drug candidates and research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope and length of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;
●	the potential benefits of our collaboration with CStone Pharmaceuticals (CStone) to develop and commercialize avapritinib, pralsetinib and fisogatinib in the CStone Territory (as defined below), and our collaboration with VantAI, Inc. (VantAI), to research and advance novel targeted protein degrader therapies, as well as our ability to maintain these collaborations and establish additional strategic collaborations;

●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc., a wholly-owned subsidiary of Ipsen S.A. (Clementia), to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;
●	the potential benefit of our strategic financing transaction with Garnich Adjacent Investments S.a.r.l. and Tao Talents, LLC, both affiliates of Sixth Street Partners;
●	our ability to realize the benefits of the collaboration compounds retained by us following the mutual termination of our cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc.;
●	the potential benefits of our license agreement with IDRx, Inc. (IDRx) to develop our development candidate-stage KIT exon 13 inhibitor, IDRX-73, for the treatment of drug-resistant mutations of non-PDGFR-driven gastrointestinal stromal tumor (GIST);
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry; and
●	the actual or potential benefits of designations granted by the U.S. Food and Drug Administration (FDA), such as orphan drug, fast track and breakthrough therapy designation or priority review.

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

For purposes of this Quarterly Report on Form 10-Q, including the footnotes to our condensed consolidated financial statements, (i) with respect to the terminated collaboration for pralsetinib, Roche means F. Hoffmann-La Roche Ltd and Genentech, Inc., (ii) with respect to our terminated cancer immunotherapy collaboration, Roche means F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., (iii) with respect to our financing transactions with Sixth Street Partners, Sixth Street Partners means Garnich Adjacent Investments S.a.r.l. and/or Tao Talents, LLC, and (iv) with respect to our targeted protein degrader therapies collaboration, Proteovant means Oncopia Therapeutics, Inc., d/b/a SK Life Science Labs (formerly known as Proteovant Therapeutics, Inc.).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$113,326	$71,286
Marketable securities	534,575	639,355
Accounts receivable	60,047	42,827
Inventory	30,940	21,223
Prepaid expenses and other current assets	37,714	33,702
Total current assets	776,602	808,393
Marketable securities	87,703	56,530
Property and equipment, net	41,947	41,959
Operating lease right-of-use assets, net	71,222	73,691
Restricted cash	10,634	10,238
Equity investment	27,789	27,789
Other assets	22,578	30,650
Total assets	$1,038,475	$1,049,250
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	4,926	4,710
Accrued expenses	107,277	127,992
Current portion of operating lease liabilities	12,240	11,933
Current portion of deferred revenue	7,251	812
Current portion of liabilities related to the sale of future royalties and revenues	44,729	39,198
Current portion of term loan	30,180	30,278
Total current liabilities	206,603	214,923
Operating lease liabilities, net of current portion	78,489	81,751
Deferred revenue, net of current portion	4,635	4,792
Liabilities related to the sale of future royalties and revenues, net of current portion	223,090	402,427
Term loan, net of current portion	209,205	208,535
Other long-term liabilities	5,766	6,213
Total liabilities	727,788	918,641
Commitments and Contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 62,594,247 and 61,147,236 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	63	61
Additional paid-in capital	2,565,277	2,473,985
Accumulated other comprehensive loss	(3,847)	(3,495)
Accumulated deficit	(2,250,806)	(2,339,942)
Total stockholders’ equity	310,687	130,609
Total liabilities and stockholders’ equity	$1,038,475	$1,049,250

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Product revenue, net	$92,525	$39,069
Collaboration and license revenue	3,591	24,218
Total revenues	96,116	63,287
Cost and operating expenses:
Cost of sales	3,191	3,175
Collaboration loss sharing	—	1,296
Research and development	88,191	112,073
Selling, general and administrative	83,557	70,950
Total cost and operating expenses	174,939	187,494
Other income (expense):
Interest expense, net	(5,895)	(5,819)
Other income, net	376	986
Debt extinguishment gain	173,658	—
Total other income (expense), net	168,139	(4,833)
Income (loss) before income taxes	89,316	(129,040)
Income tax expense	180	520
Net income (loss)	$89,136	$(129,560)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale investments	(564)	5,819
Currency translation adjustments	212	22
Comprehensive income (loss)	$88,784	$(123,719)
Net income (loss) per share - basic	$1.45	$(2.15)
Net income (loss) per share - diluted	1.40	(2.15)
Weighted-average number of common shares used in net income (loss) per share - basic	61,580	60,126
Weighted-average number of common shares used in net income (loss) per share - diluted	63,802	60,126

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2023	61,147,236	$61	$2,473,985	$(3,495)	$(2,339,942)	$130,609
Issuance of common stock under stock plan	902,292	1	17,900	—	—	17,901
Stock-based compensation expense	—	—	24,457	—	—	24,457
At-the-market offerings, net of issuance costs	544,719	1	48,935			48,936
Other comprehensive loss	—	—	—	(352)		(352)
Net income	—	—	—	—	89,136	89,136
Balance at March 31, 2024	62,594,247	$63	$2,565,277	$(3,847)	$(2,250,806)	$310,687

Balance at December 31, 2022	59,958,919	$60	$2,358,018	$(10,443)	$(1,832,958)	$514,677
Issuance of common stock under stock plan	457,416	—	—	—	—	—
Stock-based compensation expense	—	—	23,340	—	—	23,340
Other comprehensive income	—	—	—	5,841	—	5,841
Net loss	—	—	—	—	(129,560)	(129,560)
Balance at March 31, 2023	60,416,335	$60	$2,381,358	$(4,602)	$(1,962,518)	$414,298

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$89,136	$(129,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,810	3,684
Non-cash lease expense	2,404	2,202
Stock-based compensation	24,225	23,196
Non-cash interest expense	793	4,635
Net (accretion of discount) amortization of premium on investments	(5,193)	(2,380)
Non-cash debt extinguishment gain	(173,658)	—
Other	(827)	1,683
Changes in assets and liabilities:
Accounts receivable	(17,339)	(4,949)
Inventory	2,696	78
Prepaid expenses and other current assets	1,016	15,640
Other assets	(4,332)	(417)
Accounts payable	313	7,806
Accrued expenses	(25,826)	(23,686)
Other long-term liabilities	—	(7,238)
Deferred revenue	3,158	(11,099)
Operating lease liabilities	(2,889)	(2,556)
Net cash used in operating activities	(101,513)	(122,961)
Cash flows from investing activities
Purchases of property and equipment	(1,104)	(2,584)
Purchases of investments	(200,165)	(132,875)
Maturities of investments	278,400	308,250
Net cash provided by investing activities	77,131	172,791
Cash flows from financing activities
Proceeds from at-the-market offerings, net of issuance costs	48,936	—
Net proceeds from stock option exercises and employee stock purchase plan	18,396	—
Principal payments for financing arrangements	(369)	—
Net cash provided by financing activities	66,963	—
Net increase in cash, cash equivalents, and restricted cash	42,581	49,830
Cash, cash equivalents and restricted cash at beginning of period	81,524	124,904
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(145)	197
Cash, cash equivalents and restricted cash at end of period	$123,960	$174,931
Supplemental cash flow information
Cash paid for interest	$14,280	$7,084
Property and equipment purchases unpaid at period end	$1,834	$—
Cash paid for taxes, net	$520	$311

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Blueprint Medicines Corporation (the Company), a Delaware corporation incorporated on October 14, 2008, is a global fully-integrated biopharmaceutical company that invents life-changing medicines in two core focus areas: allergy/inflammation and oncology/hematology. The Company’s approach targets the root causes of disease, using deep scientific knowledge in the Company’s core focus areas and drug discovery expertise across multiple therapeutic modalities.

The Company has a track record of success with two approved medicines, including AYVAKIT®/AYVAKYT® (avapritinib), which the Company is bringing to patients living with systemic mastocytosis (SM) and PDGFRA Exon 18 mutant GIST in the U.S. and Europe. Leveraging the Company’s established research, development, and commercial capability and infrastructure, the Company now aims to significantly scale its impact by advancing a board pipeline of programs ranging from early science to advanced clinical trials in mast cell diseases including SM and chronic urticaria, breast cancer and other solid tumors.

As of March 31, 2024, the Company had cash, cash equivalents and marketable securities of $735.6 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) as found in the Accounting Standards Codification (ASC), Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB) and the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2023 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 15, 2024 (2023 Annual Report on Form 10-K).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023, stockholder’s equity for the three months ended March 31, 2024 and 2023 and cash flows for three months ended March 31, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any future period.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2023 Annual Report on Form 10-K, with the exception of the below new policy.

Modification of debt instruments

When the Company’s debt instrument, where the Company is the debtor, is modified or exchanged, the Company shall analyze whether the modification should be accounted for as a modification or an extinguishment. Modified terms are considered substantially different if, after an exchange or modification of debt instruments with the same creditor, the present value of cash flows under the terms of the new debt instrument differs by at least 10% from the present value of the remaining cash flows under the terms of the original debt instrument. If the modified instrument is considered substantially different from the original debt instrument, the modification or exchange is accounted for as an extinguishment. The new instrument is recorded at its fair value and that fair value is used to determine the extinguishment gain or loss.

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

3. Financing Arrangements

Royalty Pharma Purchase and Sale Agreement

On June 30, 2022, the Company entered into a purchase and sale agreement (Royalty Purchase Agreement) with Royalty Pharma Investments 2019 ICAV (Royalty Pharma). Pursuant to the Royalty Purchase Agreement, the Company received an upfront payment of $175.0 million in consideration for the Company’s rights to receive royalty payments on the net sales of GAVRETO worldwide, excluding the CStone Territory (as defined below) and the U.S., under the terms of the Roche pralsetinib collaboration agreement.

Despite selling all rights to receive royalties on GAVRETO net sales of the underlying territories to Royalty Pharma, the Company maintained its involvement in the global co-development of pralsetinib with Roche and was therefore involved in the generation of these future royalties. Due to the Company’s significant continued involvement, any royalties and development and commercialization milestones earned pertaining to the underlying territory under the Roche pralsetinib collaboration agreement were recognized as collaboration revenue on the consolidated statements of operations and comprehensive income (loss) throughout the contract term of the Roche pralsetinib collaboration agreement. The net proceeds received from the transaction were recorded as a liability related to sale of future royalties and revenues on the consolidated balance sheet on June 30, 2022.

In February 2023, the Company received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination became effective February 2024 and the Company regained commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. In January 2024, the Company decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and the CStone Territory following the termination of the Roche pralsetinib collaboration. In connection with and effective upon the termination of the Roche pralsetinib collaboration agreement, on February 22, 2024 (the Royalty Pharma Termination Date), Royalty Pharma and the Company agreed to terminate the Royalty Purchase Agreement (Royalty Pharma Termination Agreement). Following the termination of the Royalty Purchase Agreement, the Company has no outstanding obligations under the Royalty Purchase Agreement, other than the remaining royalty payment obligation related to GAVRETO net sales through the termination effective date. As of March 31, 2024, the Company had no plan to enter into a new arrangement to commercialize GAVRETO outside of the U.S. and the CStone territory.

The Company has no material outstanding obligations under the Royalty Pharma Termination Agreement and it was accounted for as a debt extinguishment under ASC 470-50 as the terms and conditions of the Royalty Purchase Agreement had undergone a substantial modification and the modified terms are considered substantially different. As a result, during the three months ended March 31, 2024, the Company recorded a debt extinguishment gain of $173.7 million as other income in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2024, the net carrying value of liability related to these agreements was $0.9 million, which was determined based on the fair value of the remaining cash flow associated with anticipated future payments outlined in the Royalty Pharma Termination Agreement.

Financing Arrangements with Sixth Street Partners

In July 2022, the Company closed two transactions pursuant to a purchase and sale agreement (Future Revenue Purchase Agreement) and a debt financing transaction for up to $660.0 million (as amended, Financing Agreement) with Sixth Street Partners. Because two transactions were entered into with the same parties and in contemplation of one another, the Company recorded these transactions based on the relative fair values of each freestanding financial instrument and allocated the proceeds in proportion to those fair value amounts.

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

As payments are made to Sixth Street Partners, the balance of the liability is effectively repaid over the life of the Future Revenue Purchase Agreement. In order to determine the amortization of the liability, the Company estimates the total amount of future revenue payments to be paid to Sixth Street Partners over the life of the arrangement. The exact amount of repayment is likely to change each reporting period. A significant increase or decrease in worldwide product sales of AYVAKIT/AYVAKYT and, if it is approved, elenestinib, will materially impact the liability related to this arrangement, interest expense and the time period for repayment. The Company periodically assesses the expected payments to Sixth Street Partners and prospectively adjusts the amortization of the liability related to this arrangement for material changes in such payments. As of March 31, 2024, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 10.8%. These estimates contain assumptions that impact the amount recorded and the interest expense that will be recognized in future periods.

As of March 31, 2024, the net carrying value of the liability related to this arrangement was $266.9 million. The following table shows the activity within the liability account (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning Balance at January 1	$266,670	$254,328
Interest expense recognized	7,096	7,089
Payments	(6,875)	(2,883)
Carrying value as of March 31	$266,891	$258,534

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

As part of the Financing Agreement with Sixth Street Partners, the Company received gross proceeds of $150.0 million in July 2022 and incurred an aggregate of $12.2 million of debt discounts and transaction costs. In August 2023, the Company received the first tranche of the senior secured delayed draw term loan facility in the amount of $100.0 million in gross proceeds and incurred $2.1 million of transaction costs. Debt discounts and transaction costs have been recorded as a reduction to the carrying amount of the debt on the Company’s consolidated balance sheet and are amortized as additional interest expenses using the effective interest rate method over the period from issuance through maturity. In addition, the Company may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of Sixth Street Partners providing such incremental term loan. As of March 31, 2024, the Company’s estimate of the total interest expense resulted in an effective annual interest rate of 13.2%. The carrying amount of the debt as of March 31, 2024 is subject to variable interest rates, which are based on current market rates, and as such, approximates fair value.

The following table shows the activity within the liability account (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning Balance at January 1	$238,813	$139,083
Interest expense recognized	7,977	4,630
Payments	(7,405)	(4,201)
Carrying value as of March 31	$239,385	$139,512

The Company’s obligations under the Financing Agreement are secured, subject to certain exceptions, by security interests in substantially all assets of the Company and certain of its subsidiaries. The Financing Agreement contains customary negative covenants that, among other things and subject to certain exceptions, could restrict the Company’s ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Financing Agreement also requires the Company to maintain a consolidated liquidity of at least (i) $50.0 million during the period commencing from the date on which the term loans are funded to the date which is the day before the next term loans are funded and (ii) $80.0 million for each day thereafter. As of March 31, 2024, the Company was in compliance with the applicable terms and conditions of the covenants under the Financing Agreement.

4. Marketable Securities

Marketable securities consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
March 31, 2024	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$120,099	$4	$(343)	$119,760
U.S. treasury obligations	502,933	93	(508)	502,518
Total	$623,032	$97	$(851)	$622,278

	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$170,194	$27	$(418)	$169,803
U.S. treasury obligations	525,880	588	(386)	526,082
Total	$696,074	$615	$(804)	$695,885

The following table summarizes the amortized cost basis and estimated fair value of the Company’s available-for-sale securities by contractual maturity as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	value	Cost	value
Within one year	$535,195	$534,575	$639,881	$639,355
After one through five years	87,837	87,703	56,193	56,530
Total	$623,032	$622,278	$696,074	$695,885

As of March 31, 2024 and December 31, 2023, the Company held 84 and 62 debt securities, respectively, that were in an unrealized loss position. The following table summarizes the estimated fair value and the aggregate unrealized loss of the Company’s available-for-sale securities that are in loss position as of March 31, 2024 and December 31, 2023 by the length of time the security has been in loss position (in thousands):

	March 31, 2024		December 31, 2023
	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses
Debt securities in unrealized loss position for 12 months or less	$439,535	$(690)	$267,917	$(550)
Debt securities in unrealized loss position for more than 12 months	54,782	(161)	64,659	(254)
Total debt securities	$494,317	$(851)	$332,576	$(804)

The Company has the intent and ability to hold its debt securities until recovery of amortized cost basis. As a result, the Company did not recognize any differences between the fair value and amortized cost basis as a loss in its condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023. The Company did not record any credit-related impairments for its available-for-sale securities for the three months ended March 31, 2024 and 2023.

The following table summarizes the proceeds from maturities of debt securities during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Proceeds from maturities of debt securities	$278,400	$308,250

The Company did not realize any gains or losses from maturities of debt securities for the three months ended March 31, 2024 and 2023.

5. Fair Value of Financial Instruments

The following table summarizes the Company’s cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2024 (in thousands):

		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$100,072	$100,072	$—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	119,760	—	119,760	—
U.S. treasury obligations	502,518	502,518	—	—
Total	$722,350	$602,590	$119,760	$—

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

6. Product Revenue

The Company generates product revenue from the sales of AYVAKIT/AYVAKYT in the U.S. and Europe. The following table summarizes net revenue recognized from product sales for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
United States	$83,136	$34,927
Rest of World	9,389	4,142
Total product revenue	$92,525	$39,069

The Company primarily sells AYVAKIT/AYVAKYT through specialty distributors and specialty pharmacies. The following table summarizes the customers that represent 10% or greater of gross product revenue for the three months ended March 31, 2024, and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Customer 1	39%	44%
Customer 2	* %	10%

The following table summarizes the customers with amounts due that represent 10% or greater of the accounts receivable associated with the Company’s product sales as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Customer 1	35%	34%
Customer 2	11%	11%
Customer 3	10%	10%
Customer 4	* %	10%

* Indicates the customer’s share is under 10%.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance at January 1	$19,274	$9,788
Provision related to sales in the current period	16,926	8,502
Adjustment related to prior periods sales	(309)	(228)
Credits and payments made	(12,488)	(4,773)
Ending balance at March 31	$23,403	$13,289

The total reserves that are included in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, are summarized as follows (in thousands):

	March 31,	December 31,
	2024	2023
Reduction of accounts receivable, net	$2,640	$1,809
Component of accrued expenses	20,763	17,465
Total revenue-related reserves	$23,403	$19,274

7. Inventory

Capitalized inventory consists of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$3,069	$3,147
Work in process	30,777	29,132
Finished goods	3,001	4,823
Total	$36,847	$37,102

Balance sheet classification

	March 31,	December 31,
	2024	2023
Inventory	$30,940	$21,223
Other assets	5,907	15,879
Total	$36,847	$37,102

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. The Company recognized an insignificant write-down and write-down of $1.5 million for the three months ended March 31, 2024 and 2023, respectively. Long-term inventory, which consists of work in process, is included in other assets in the unaudited condensed consolidated balance sheets.

8. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheets for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31,	March 31,
	2024	2023
Cash and cash equivalents	$113,326	$169,724
Restricted cash	10,634	5,207
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$123,960	$174,931

As of March 31, 2024 and December 31, 2023, $10.6 million and $10.2 million, respectively, of the Company’s cash is restricted by a financial institution primarily related to funds held to satisfy the requirements of certain government agreements and the security deposits for the lease agreements for the Company’s office and laboratory spaces.

9. Accrued Expenses

Accrued expenses as of March 31, 2024 and December 31, 2023 consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Research, development and commercial contract costs	$39,612	$49,354
Employee compensation	20,006	43,434
Accrued professional fees	19,852	12,522
Revenue-related reserves	20,763	17,465
Other	7,044	5,217
Total	$107,277	$127,992

10. Collaboration and Other Agreements

Rigel

On February 22, 2024, the Company entered into an Asset Purchase Agreement with Rigel Pharmaceuticals, Inc. (“Rigel”) for Rigel to purchase certain assets from the Company comprising the U.S. rights to research, develop, manufacture and commercialize GAVRETO (pralsetinib). Such assets include, among other things, applicable intellectual property related to pralsetinib in the U.S, including patents, copyrights and trademarks, as well as clinical regulatory and commercial data and records. Simultaneously and in connection with entering into the Asset Purchase Agreement, the parties also entered into certain supporting agreements, including a customary transition agreement, (such agreements collectively, the Rigel agreement), pursuant to which, during a transition period, the Company will transition certain inventory and regulatory and distribution responsibility for pralsetinib to Rigel. This transition is anticipated to be completed in the third quarter of 2024.

Under the terms of the Rigel agreement, the Company will receive a purchase price of $15.0 million, with $10.0 million payable upon first commercial sale of GAVRETO by Rigel and an additional $5.0 million payable on the earlier of (i) the first anniversary of the closing date of the transaction as a delayed purchase price, or (ii) the completion of certain transition activities. The Company is also eligible to receive up to $102.5 million in contingent specified regulatory and commercial milestone payments, in addition to tiered percentage royalties ranging from ten percent to 30 percent on annual net sales of GAVRETO in the U.S. The royalties will be payable until the later of (i) the expiration of the royalty term, as defined in the agreement, which begins on the date of the first commercial sale of GAVRETO in the U.S., (ii) the date of expiration of the last valid patent claim within the Company’s IP that covers GAVRETO in the U.S., and (iii) the expiration of the last regulatory exclusivity for GAVRETO in the U.S. Under the Rigel agreement, the Company has an obligation to provide compensation to Rigel in response to credit events arising from the transition activities as defined in the Rigel agreement.

The Company determined that the Rigel agreement is a transaction with a customer and therefore accounted for the transaction in accordance with ASC 606. For the purpose of ASC 606, the transaction price, including variable considerations, of the Rigel agreement at the outset of the arrangement are fully constrained until key transition activities, including transfer of the new drug application (NDA), stipulated in the Rigel agreement have been completed based on the defined timeline. Therefore, no revenue was recognized in the condensed consolidated statement of operations during the three months ended March 31, 2024.

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

In connection with the IDRx License Agreement, the Company also entered into a stock purchase agreement with IDRx (IDRx Stock Purchase Agreement), pursuant to which the Company received 4,509,105 shares of IDRx’s Series A preferred stock with the right to receive additional shares of IDRx’s Series A preferred stock through an anti-dilution provision subject to a defined financing cap. In July 2023, the Company received 192,282 additional shares under the anti-dilution provision. The shares are restricted from reselling unless IDRx subsequently proposes a resale registered under the Securities Act or if an exemption from registration is otherwise available.

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

For the purposes of ASC 606, the transaction price of the IDRx License Agreement at the contract inception was determined to be $27.5 million and recorded as license revenue-related party on the consolidated statements of operations and comprehensive loss during 2022. The fair value was derived from IDRx’s most recent financing transaction with unrelated investors. All potential milestone payments that the Company is eligible to receive under the IDRx License Agreement have been excluded from the transaction price. The Company reevaluates the transaction price for inclusion of milestone payments and royalties at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal. Additionally, the Company is entitled to sales milestones and royalties from the sales of the licensed products, and revenue are recognized when the related sales occur.

The Company concluded the preferred stock investment should be accounted for as an equity investment as it is not mandatorily redeemable nor does the Company have the unilateral right to redeem the preferred stock, and the Company, along with its related parties, do not have a controlling financial interest in IDRx nor have the ability to influence the financial and operating policies through the ownership of preferred stock. IDRx’s preferred stock is not exchange-traded and does not have a readily determinable fair value. Therefore, the preferred stock investment is accounted for under the measurement alternative for equity investments that do not have a readily determinable fair value, which is at cost of $27.8 million including transaction costs of $0.3 million. As of March 31, 2024, the cost of the investment in IDRx’s preferred stock was $27.8 million and no adjustments have been recognized related to the preferred stock investment as a result of the application of the measurement alternative. No revenue was recorded under the IDRx License Agreement during the three months ended March 31, 2024 and 2023.

VantAI

In February 2022, the Company entered into an exclusive collaboration agreement with Oncopia Therapeutics, Inc. d/b/a Proteovant Therapeutics, Inc. (Proteovant) (the 2022 Agreement) to jointly research and advance certain protein degrader therapies into development candidates, with VantAI, Inc. (VantAI) performing computational chemistry services on behalf of Proteovant under the agreement. In December 2023, the Company entered into an Amended and Restated Collaboration and License Agreement (the A&R Agreement) with VantAI and Proteovant, which amended and restated and replaced in its entirety the 2022 Agreement. Under the A&R Agreement, Proteovant ceased its role under the 2022 Agreement and VantAI will provide expanded computational support directly to the Company, including computational biology and expanded computational chemistry to advance three novel protein degrader programs, and the Company has the option, at its sole discretion, to expand the collaboration to include a fourth target program.

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

Under the 2022 Agreement, the Company paid Proteovant an upfront payment of $20.0 million in connection with the execution of the 2022 Agreement. This upfront payment was recorded as a prepaid asset on the Company’s consolidated balance sheet and was amortized as research and development expense over the expected research period because the Company concluded that Proteovant was providing the Company with research services throughout such period. The Company determined to continue to amortize the remaining prepaid asset balance as research and development expense over the expected research period of the A&R Agreement as VantAI continued to provide such research and development services. During the three months ended March 31, 2024 and 2023, the Company recorded research and development expense of $2.1 million and $1.3 million under the A&R Agreement and the 2022 Agreement, respectively.

The Company reevaluates the expected research period at the end of each reporting period and prospectively adjusts the amortization of the asset for changes in the expected research period. Each research and development milestone payment is accrued and expensed when probable.

Zai Lab

In November 2021, the Company entered into a collaboration (the Zai Lab agreement) with Zai Lab (Shanghai) Co., Ltd., (Zai Lab) to develop and commercialize certain licensed products for the treatment of EGFR-driven non-small cell lung cancer in Greater China, including Mainland China, Hong Kong, Macau and Taiwan (collectively, the Zai Lab Territory). The collaboration aims to accelerate and expand global development of the licensed products, which currently include BLU-945 and BLU-525. In January 2024, the Company decided to discontinue further investment in the early clinical-stage therapies for EGFR-mutant NSCLC globally, which includes BLU-945 and BLU-525. Zai Lab retains its rights to BLU-945 and BLU-525 under the agreement. The Company retains exclusive rights to the licensed products outside the Zai Lab Territory. The decision to deprioritize the licensed products does not have an impact on the Company’s accounting treatment related to the Zai Lab agreement.

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

The Company evaluated the Zai Lab agreement to determine whether it is a collaborative arrangement in the scope of ASC 808. The Company concluded that the Zai Lab agreement is a collaborative agreement under ASC 808 as both parties are active participants in the clinical trials and are exposed to significant risks and rewards of those activities under the Zai Lab agreement. The Company determined that the Zai Lab agreement contained two material components: (i) licenses granted to Zai Lab to exploit and develop each licensed product in the Zai Lab Territory and related activities in the Zai Lab Territory, including manufacturing, and (ii) the parties’ participation in the global development of the licensed products. The Company used the criteria specified in ASC 606 to determine which of the components of the Zai Lab agreement are performance obligations with a customer and concluded that Zai Lab is the Company’s customer for the licenses and related activities in the Zai Lab Territory under ASC 606. The global development activities under the agreement does not present a transaction with a customer and the payments received by the Company for global development activities, including manufacturing, are accounted for as a reduction of related expenses. During the three months ended March 31, 2024, the Company did not record any reductions of expenses under the Zai Lab agreement and such reductions of expenses were insignificant during the three months ended March 31, 2023.

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

The Company evaluated the license under ASC 606 and concluded that the license is a functional intellectual property license. The Company determined that Zai Lab benefited from the license along with the initial know-how transfer at the time of grant, and therefore the related performance obligation is satisfied at a point in time. Additionally, the Company is entitled to sales milestones and royalties from Zai Lab upon future sales of the licensed products in the Zai Lab Territory, and revenue will be recognized when the related sales occur. Costs that are incurred associated with Zai Lab Territory specific activities are reimbursable from Zai Lab and are recognized as revenue. During the three months ended March 31, 2024, the Company did not record any revenue under the Zai Lab agreement and revenue recorded during the three months ended March 31, 2023 under the Zai Lab agreement was insignificant.

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

Roche – Pralsetinib Collaboration

In July 2020, the Company entered into a collaboration agreement (the Roche pralsetinib collaboration agreement) with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively, Roche), pursuant to which the Company granted Roche exclusive rights to develop and commercialize the Company’s drug candidate pralsetinib worldwide, excluding the CStone Territory (as defined below), and a co-exclusive license in the U.S. to develop and commercialize pralsetinib. In February 2023, the Company received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination became effective on February 22, 2024 (the collaboration termination effective date), at which time the Company regained commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. In January 2024, the Company decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and the CStone Territory, due to a lack of an alternate partner in these regions. On February 22, 2024, the Company and Roche entered into a transition agreement (the Roche transition agreement) in connection with the termination of the Roche pralsetinib collaboration agreement.

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million. Through the collaboration termination effective date, the Company received an aggregate of $105.0 million in specified regulatory and commercialization milestones under the Roche pralsetinib collaboration agreement. The Company and Roche continued to perform their respective obligations under the Roche pralsetinib collaboration agreement through the collaboration termination effective date.

In the U.S., the Company and Roche co-commercialized pralsetinib and shared responsibilities, profits and losses equally. In addition, the Company received tiered royalties ranging from high-teens to mid-twenties on annual net sales of pralsetinib outside the U.S., excluding the CStone Territory (the Roche Territory). The Company and Roche also co-developed pralsetinib globally in RET-altered solid tumors, including non-small cell lung cancer, medullary thyroid carcinoma and other thyroid cancers, as well as other solid tumors. The Company and Roche shared global development costs for pralsetinib at a rate of 45 percent for the Company and 55 percent for Roche.

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

The Company evaluated the Roche Territory activities under ASC 606 and identified one material promise associated with manufacturing activities related to development and commercial supply of pralsetinib in the Roche Territory for up to 24 months. Given that Roche was not obligated to purchase any minimum amount or quantities of the development and commercial supply from the Company, the Company concluded that, for the purpose of ASC 606, the provision of manufacturing activities related to development and commercial supply of pralsetinib in Roche Territory was an option but not a performance obligation of the Company at the inception of the Roche collaboration agreement and was accounted for when exercised. The Company also concluded that there was no separate material right in connection with the development and commercial supply of pralsetinib, as the expected pricing was not issued at a significant and incremental discount. Therefore, the manufacturing activities were excluded as performance obligations at the outset of the arrangement. Costs incurred associated with the Roche Territory activities were reimbursable from Roche and were recognized as revenue.

For the purposes of ASC 606, the transaction price of the Roche pralsetinib collaboration agreement at the outset of the arrangement was determined to be $695.7 million, which consisted of the upfront cash payment of $675.0 million and the $20.7 million premium on the sale of common stock to Roche Holdings, which was allocated to the performance obligation related to the pralsetinib licenses. Through the collaboration termination effective date, the Company achieved an aggregate of $105.0 million in specified regulatory and commercialization milestones which were added to the estimated transaction price of the Roche pralsetinib collaboration agreement.

Roche was the principal for recording product sales to customers in the U.S., and the Company recognized a portion of the profit as revenue and losses as collaboration loss sharing in its consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2024, the Company recorded revenue of $1.4 million derived from profit sharing on Roche sales of GAVRETO in the U.S. through the collaboration termination effective date. During the three months ended March 31, 2023, the Company recorded a collaboration loss sharing expense of $1.3 million on Roche’s sales of GAVRETO in the U.S..

Despite selling all rights to receive royalties on GAVRETO net sales of Roche Territory to Royalty Pharma in June 2022, given the Company’s significant continued involvement in the generation of future royalties through the collaboration termination effective date, the Company continued to record any royalties earned related to the Roche Territory activities under the Roche pralsetinib collaboration agreement as collaboration revenue on its consolidated statements of operations and comprehensive income (loss) through the collaboration termination effective date. For additional information, see Note 3 – Financing Arrangements.

The following table summarizes revenue recognized under the Roche pralsetinib collaboration during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Manufacturing and research and development services related to ex-US territory-specific activities	$324	$127
Royalty revenue	198	437
GAVRETO profit share in the U.S.	1,416	—
Total Roche pralsetinib collaboration revenue	$1,938	$564

For the parties’ participation in global development for pralsetinib and the U.S. commercialization activities for GAVRETO, the Company concluded that those activities and cost-sharing payments related to such activities are within the scope of ASC 808, as both parties are active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards of those activities under the Roche pralsetinib collaboration agreement. Payments to or reimbursements from Roche related to the global development activities are accounted for either as an increase or reduction of research and development expenses.

The following table summarizes the amounts recognized as reductions to selling, general and administrative expenses related to the commercialization of GAVRETO in the U.S. and increases in research and development expenses related to global development activities for pralsetinib under the Roche pralsetinib collaboration during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Reductions to selling, general and administrative expenses	$980	$2,781
Increases in research and development expenses	$1,421	$8,276

Upon termination of the Roche pralsetinib collaboration agreement, the Company chose not to assume responsibility for any ongoing pralsetinib clinical trials, and pursuant to the Roche pralsetinib collaboration agreement, Roche will bear sole responsibility for all costs associated with the wind-down of these trials. Consequently, Roche has effectively waived the Company’s cost-sharing responsibility pertaining to the ongoing pralsetinib clinical trials. Since the global development activities for pralsetinib and cost-sharing payments related to such activities are within the scope of ASC 808 under the Roche pralsetinib collaboration agreement, and payments to or reimbursements from Roche related to the global development activities are accounted for either as an increase or reduction of research and development expenses, the wind-down cost Roche would incur in connection with such activities does not have a financial impact on the Company’s condensed consolidated financial statements.

Pursuant to the Roche transition agreement, the Company is obligated to reimburse Roche for wind-down costs associated with the marketing and commercialization activities occurred for Roche Territory until December 31, 2026. Additionally, the Company is obligated to reimburse Roche for any U.S. transition related costs that exceeds GAVRETO’s net sales in the U.S., and any remaining net profit are shared equally between the Company and Roche until December 31, 2025. The Company has concluded that such activities and associated payments to Roche are not within the scope of ASC 808 as only the Company are exposed to significant risks and awards associated with those activities. The Company records those wind-down costs and the net amount of U.S. transition costs reimbursable to Roche as selling, general, and administrative expenses when they are incurred. During the three months ended March 31, 2024, the net amount reimbursable to Roche for these wind-down and U.S. transition related costs was insignificant.

The following table summarizes the assets and liabilities associated with the Roche pralsetinib agreements as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Other current assets	$357	$361
Accrued expenses	$—	$7,388

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

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through March 31, 2024, the Company has received an aggregate of $50.0 million in cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through March 31, 2024, the Company is eligible to receive up to $460.0 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low-

to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and Clementia purchased specified manufacturing inventory from the Company for a total of $1.5 million.

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

During the three months ended March 31, 2024 and 2023, no revenue was recognized from the Clementia agreement. All potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as the amounts were fully constrained based on the probability of achievement. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

There was no revenue deferred as a contract liability associated with the Clementia agreement as of March 31, 2024 and December 31, 2023.

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

The Company received an upfront cash payment of $40.0 million, and through March 31, 2024, the Company has achieved an aggregate of $38.5 million in milestones under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through March 31, 2024, the Company will be eligible to receive up to $307.5 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, CStone is obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone Territory, subject to adjustment in specified circumstances. CStone is responsible for costs related to the development of the licensed products in the CStone Territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone Territory that are shared by the Company and CStone.

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

The Company did not have significant manufacturing and research and development services related to the global development activities during the three months ended March 31, 2024 and 2023.

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

The Company did not achieve any milestones under the CStone agreement during the three months ended March 31, 2024 and 2023. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

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

A summary of revenue recognized under the CStone agreement during the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Manufacturing services and royalty revenue related to CStone territory-specific activities	$1,653	$1,652

The following table presents the contract assets and contract liability associated with the CStone collaboration as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Accounts receivable, net	$1,937	$—
Contract liability	$3,762	$604
Accrued expenses	$—	$1,863

The Company’s liabilities associated with the CStone collaboration as of March 31, 2024 and December 31, 2023 resulted primarily from the Company’s obligations in connection with commercial supply of pralsetinib for the CStone Territory.

Roche – Immunotherapy Collaboration

In March 2016, the Company entered into a collaboration and license agreement (as amended, the Roche immunotherapy agreement) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche) for the discovery, development and commercialization of small molecule therapeutics targeting kinases believed to be important in cancer immunotherapy, as single products or possibly in combination with other therapeutics. On April 30, 2023, the Company and Roche entered into a mutual termination agreement to terminate the Roche immunotherapy agreement. Certain licenses granted by Roche to the Company survived and became exclusive, worldwide, perpetual, royalty-free and irrevocable and the Company retained ownership of all the targets developed under the collaboration.

The Roche immunotherapy agreement represented a vendor-customer relationship under ASC 606 as the Company performed its one performance obligation at the outset of the Roche immunotherapy agreement, which consists of: (1) the non-exclusive license; (2) the research and development activities through Phase 1; and (3) regulatory responsibilities under Phase 1 clinical trials.

The aggregate net transaction price of the Roche immunotherapy agreement was $64.7 million, which comprised of an upfront payment of $45.0 million, an aggregate of $25.0 million in research milestones achieved under the collaboration, and a reduction of $5.3 million as a result of the Company’s payment to Roche for certain clinical development costs. This payment resulted from a cost sharing under the clinical development plan for investigational new drug-enabling activities (IND-enabling), for BLU-852, which the Company and Roche endorsed in 2022 prior to the termination of the agreement.

The Company recognized revenue associated with the performance obligation as the research and development services were provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation for each respective period. The amounts received that had not yet been recognized as revenue were deferred as a contract liability on the Company’s consolidated balance sheet and recognized over the remaining research and development period until the performance obligation was satisfied. The performance obligation was completely satisfied as of June 30, 2023 and no revenue was recognized thereafter for this agreement. There was no revenue deferred as a contract liability associated with the Roche immunotherapy agreement as of March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2023, the transaction price and the percentage of completion revenue to be recognized under the collaboration was increased because both the estimated lifetime cost to satisfy the Company’s performance obligation under the Roche immunotherapy collaboration and the estimated cost to be shared with Roche for the IND-enabling activities for BLU-852 were reduced as a result of the termination. Therefore, the Company recognized $22.0 million in revenue under the Roche immunotherapy agreement during the three months ended March 31, 2023, of which $15.8 million was recognized due to the changes in the contract liability balances at the beginning of the respective period.

11. Stockholders’ Equity

In February 2022, the Company entered into an at-the-market (ATM) Facility with Cowen, pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $300.0 million through Cowen as sales agent. During the three months ended March 31, 2024, the Company issued and sold 544,719 shares of its common stock under the ATM Facility and received net proceeds of $48.9 million. The Company did not issue any shares under the ATM Facility during the three months ended March 31, 2023.

12. Stock-based Compensation

2015 Stock Option and Incentive Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, unrestricted stock, performance-based awards and cash-

based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2024, the number of shares reserved for issuance under the 2015 Plan was increased by 2,445,889 shares. In addition, the total number of shares reserved for issuance is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2024, there were 5,388,122 shares available for future grant under the 2015 Plan.

2020 Inducement Plan

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan. In June 2022, the Company’s board of directors approved the reservation of an additional 1,500,000 shares of common stock for the issuance of awards under the Inducement Plan. The number of shares reserved and available for issuance under the Inducement Plan can be increased at any time with the approval of the Company’s board of directors. The Inducement Plan permits the board of directors or a committee thereof to use the stock-based awards available under the Inducement Plan to attract key employees for the growth of the Company. As of March 31, 2024, there were 1,372,658 shares available for future grant under the Inducement Plan.

Stock options

The following table summarizes the stock option activity for the three months ended March 31, 2024:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2023	6,658,444	$66.48
Granted	968,539	95.06
Exercised	(325,771)	54.95
Canceled	(34,246)	80.09
Outstanding at March 31, 2024	7,266,966	$70.75
Exercisable at March 31, 2024	4,610,372	$70.08

As of March 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was $101.3 million, which is expected to be recognized over a weighted-average period of approximately 2.88 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the three months ended March 31, 2024:

		Weighted-Average
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2023	2,107,026	$60.33
Granted	911,766	95.08
Vested	(576,521)	62.74
Forfeited	(28,183)	66.11
Unvested shares at March 31, 2024	2,414,088	$72.82

As of March 31, 2024, the total unrecognized compensation expense related to unvested restricted stock units was $162.0 million, which is expected to be recognized over a weighted-average period of approximately 2.95 years.

Performance-based restricted stock units

In 2023, the Company began granting performance-based restricted stock units (PSUs) that will settle in stock. PSUs awarded to employees have a three-year performance period and vest on the third anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment. The number of PSUs granted represents the target number of units that are eligible to be earned based on the achievement of cumulative three-year performance measures established at the beginning of the performance period, which ends on December 31 of the third year of the performance period.

Participants may ultimately earn between zero and 200.0% of the target number of PSUs granted based on the degree of achievement of the performance metric which is measured on a three-year cumulative relative total shareholder return metric. Accordingly, additional PSUs may be issued or currently issued PSUs may be cancelled upon final determination of the number of units earned.

The following table summarizes the PSU activity for the three months ended March 31, 2024:

		Weighted-Average
		Grant Date
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2023	52,500	$59.32
Granted	90,000	135.84
Vested	—	—
Forfeited	—	—
Unvested shares at March 31, 2024	142,500	$107.65

As of March 31, 2024, the total unrecognized compensation expense related to unvested PSUs was $13.9 million, which is expected to be recognized over a weighted-average period of approximately 2.55 years.

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

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the Company’s initial public offering in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2024, the number of shares reserved for issuance under the 2015 ESPP was increased by 611,472 shares.

Stock-based compensation expense

The Company recognized stock-based compensation expense of $24.2 million and $23.2 million for the three months ended March 31, 2024, and 2023, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Stock options	$9,573	$10,861
Restricted stock units	13,836	11,940
Performance-based restricted stock units	594	87
Employee stock purchase plan	454	452
Subtotal	24,457	23,340
Capitalized stock-based compensation costs	(232)	(144)
Stock-based compensation expense included in total cost and operating expenses	$24,225	$23,196

Stock-based compensation expense, that is included in operating expenses, by classification within the unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$10,875	$10,117
Selling, general and administrative	13,350	13,079
Total	$24,225	$23,196

13. Earnings (Loss) per Share

Basic earnings per share (EPS) is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the diluted EPS calculation, the effect of stock options, unvested restricted stock units, PSUs and ESPP shares on the weighted average number of shares is calculated using the treasury stock method. In periods with reported net operating losses, all common stock equivalents are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The calculation of net income (loss) and the number of shares used to compute basic and diluted net income (loss) per share for are as follows (in thousands, except for per share data):

	Three Months Ended
	March 31,
	2024	2023
Net income (loss) - basic and diluted	$89,136	$(129,560)
Weighted average shares outstanding - basic	61,580	60,126
Effect of dilutive securities:
Stock options	1,165	—
Restricted stock units	985	—
Performance-based restricted stock units	72	—
Weighted average shares outstanding - diluted	63,802	60,126
Net income (loss) per share - basic	$1.45	$(2.15)
Net income (loss) per share - diluted	1.40	(2.15)

The following table sets forth the potential shares excluded from the calculation of net income (loss) per share for the three months ended March 31, 2024 and 2023 because their inclusion would be anti-dilutive (in thousands):

	March 31,
	2024	2023
Stock options	2,126	7,189
Restricted stock units	372	2,198
Performance-based restricted stock units	31	53
ESPP shares	39	55
Total	2,568	9,495

14. Income Taxes

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

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of March 31, 2024, the Company has a full valuation allowance applied against its U.S. and foreign deferred tax assets.

On June 30, 2022, the Company entered into a Royalty Purchase Agreement with Royalty Pharma and a Future Revenue Purchase Agreement with Sixth Street Partners. Pursuant to the agreements, the Company received gross proceeds of $175.0 million from Royalty Pharma in June 2022 and $250.0 million from Sixth Street Partners in July 2022 upon the transactions closing. The total cash consideration of $425.0 million, in its entirety, was considered taxable income for calendar year ended December 31, 2022. In connection with and effective upon the termination of the Roche collaboration agreement, on February 22, 2024, Royalty Pharma and the Company entered into a consent and agreement to terminate the Royalty Purchase Agreement. The Company accounted for the Royalty Pharma Termination Agreement as a debt extinguishment. As a result, during the three months ended March 31, 2024 the Company recorded $173.7 million as a debt extinguishment gain in its condensed consolidated financial statements. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements. For tax purposes, the debt extinguishment gain was excluded from the December 31, 2024 estimated taxable income calculation since it was already included in taxable income during the year ended December 31, 2022.

As of March 31, 2024, the Company expects to be in a taxable loss position for the calendar year ended December 31, 2024, and has recorded an income tax expense of $0.2 million for the three months ended March 31, 2024. The Company recorded an income tax provision despite forecasting a taxable loss due to state income tax and taxable income from the jurisdictions in which the Company is subject to tax.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2024, the Company did not have any gross unrecognized tax benefit.

15. Leases

 The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements contain various clauses for renewal at the Company’s option and only certain exercised renewal options were included in the calculation of the operating lease assets and the operating lease liabilities, as other renewal options were not reasonably certain of being exercised as of March 31, 2024. The lease agreements do not contain residual value guarantees.

Lease costs for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended
	March 31,
Operating leases:	2024	2023
Lease cost	$5,572	$5,881

The Company has not entered into any material short-term leases or financing leases as of March 31, 2024.

Supplemental cash flow information related to leases for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	$4,546	$4,405
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$—

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	5.6
Weighted average discount rate	7.4%

16. Commitments and Contingencies

Purchase Commitments Associated with Clinical and Commercial Supply Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. The Company also has unconditional purchase obligations related to certain clinical manufacturing agreements. The aggregate amount of future unconditional purchase obligations under these manufacturing agreements over the period of next five years is approximately $4.0 million as of March 31, 2024.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024 or December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the SEC) on February 15, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

Overview

We are a global, fully-integrated biopharmaceutical company that invents life-changing medicines. We seek to alleviate human suffering by solving important medical problems in two core focus areas: allergy/inflammation and oncology/hematology. Our approach targets the root causes of disease, using deep scientific knowledge in our core focus areas and drug discovery expertise across multiple therapeutic modalities. We have a track record of success with two approved medicines, including AYVAKIT®/AYVAKYT® (avapritinib), which we are bringing to patients with systemic mastocytosis (SM) and PDGFRA Exon 18 mutant GIST in the U.S. and Europe. Leveraging our established research, development, and commercial capability and infrastructure, we now aim to significantly scale our impact by advancing a broad pipeline of programs ranging from early science to advanced clinical trials in mast cell diseases including SM and chronic urticaria, breast cancer and other solid tumors.

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

Mast Cell-mediated Diseases — AYVAKIT®/AYVAKYT® (avapritinib), Elenestinib (BLU-263), and BLU-808

Over the past decade, we have gained insights and knowledge of the mast cell space, and we have reason to believe that mast cells play a much larger role in a broader range of allergic and inflammatory conditions than previously appreciated. Mast cells are the central effector cells in many allergic disorders. The ability to prevent mast cell activation and degranulation may have a major impact on the way we treat these disorders, including, but not limited to, SM, chronic urticaria, asthma, atopic dermatitis, food allergy, eosinophilic esophagitis. These diseases impact large patient populations with medical needs, such that we believe multiple medicines can be supported by the market. Our understanding of the key characteristics of mast cells informs our research and development plans, and we are pursuing research and development approaches that aim to modulate mast cells directly, such as direct inhibition of KIT. AYVAKIT/AYVAKYT, elenestinib, and BLU-808 comprise our current portfolio of mast cell-targeted therapies, and the mast cell serves as the common thread for our expansion into additional monotherapy and combination therapy approaches and modalities.

AYVAKIT/AYVAKYT (avapritinib)

We are commercializing avapritinib for the treatment of advanced SM and indolent SM. SM is a rare hematologic disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and, in advanced forms of the disease, organ dysfunction and failure. Nearly all cases of SM are driven by the KIT D816V mutation, which aberrantly activates mast cells. In June 2021, the FDA approved avapritinib under the brand name AYVAKIT for the treatment of adult patients with advanced SM, including aggressive SM (ASM), SM with an associated hematological neoplasm (SM-AHN), and mast cell leukemia (MCL) and, in May 2023, for adult patients with indolent SM. In March 2022, the European Commission approved the marketing authorization for AYVAKYT for the treatment of adult patients with ASM, SM-

AHN, or MCL, after at least one systemic therapy. In December 2023, the European Commission approved AYVAKYT for the treatment of adult patients with indolent SM with moderate to severe symptoms inadequately controlled on symptomatic treatment. These approvals in advanced SM were supported by our ongoing Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and our ongoing Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial. The FDA’s approval of AYVAKIT for the treatment of patients with indolent SM, was supported by data from our ongoing Phase 2 clinical trial in indolent SM, which we refer to as the PIONEER trial. At the American Academy of Allergy, Asthma, and Immunology (AAAAI) Annual Meeting 2024, we presented long-term data from PIONEER, demonstrating that AYVAKIT had a durable symptom impact and a well-tolerated safety profile, supporting long-term treatment and consistent with real-world experience observed in the commercial setting.

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

Elenestinib (BLU-263)

We are developing elenestinib, an investigational, orally available, potent and highly selective KIT inhibitor, for the treatment of indolent SM and other mast cell disorders. Elenestinib is designed to have equivalent potency as avapritinib, with low off-target activity and lower penetration of the central nervous system (CNS) relative to avapritinib based on preclinical data.

We are evaluating elenestinib in an ongoing Phase 2/3 clinical trial in indolent SM, which we refer to as our HARBOR trial. In December 2023, we presented HARBOR Part 1 trial data for elenestinib in indolent SM, demonstrating a compelling benefit-risk profile, at the 65th American Society of Hematology (ASH) Annual Meeting and Exposition. We plan to initiate the registration-enabling Part 2 of the HARBOR trial of elenestinib in indolent SM in the second half of 2024.

BLU-808

In the first half of 2023, we nominated the development candidate BLU-808 from our discovery programs, an oral, highly potent and selective wild-type KIT inhibitor. We plan to develop BLU-808 as a potential first- and best-in-class treatment for mast cell disorders, including chronic urticaria, as well as other potential related allergic-inflammatory indications. Chronic urticaria is a debilitating inflammatory skin disorder characterized by wheals (hives); sleep disruption, stress and anxiety due to severe itching are major contributors to the disease burden of chronic urticaria. There are approximately 680,000 people living with chronic urticaria who are refractory to treatment with antihistamines visible in claims data across the U.S. and EU4 (France, Germany, Italy, Spain). Wild-type KIT inhibition has an established proof-of-concept in chronic urticaria, and BLU-808 represents a small molecule TKI approach with the opportunity to drive market expansion with an oral regimen.

In February 2024, at the AAAAI Annual Meeting, we presented the preclinical attributes of BLU-808 that demonstrate its potency, selectivity, low potential for drug-drug interactions, and peripheral restriction. BLU-808 treatment led to dose-dependent inhibition and depletion of mast cells in multiple in vivo studies, and also improved lung function in an ovalbumin-induced asthma model. Based on these data, we are on track to submit an IND application for BLU-808 in the second quarter 2024, and subsequently plan to initiate a Phase 1 study in healthy volunteers.

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

Our ongoing Phase 1/2 trial of BLU-222 in cancers vulnerable to CDK2 inhibition, which we refer to as our VELA trial. BLU-222 is being developed as monotherapy and in combination with other agents, including CDK4/6 inhibitors and estrogen receptors, antagonists, in HR+/HER2- breast cancer, and as a single agent and in combination in CCNE1-amplified tumor types. In June 2023, we presented initial clinical data from the VELA trial at the ASCO Annual Meeting, showing that BLU-222 was generally well-tolerated with evidence of cell cycle pathway modulation and a confirmed partial response in a monotherapy-treated patient with HR+/HER2- metastatic breast cancer who previously received five lines of therapy, including the CDK4/6 inhibitors palbociclib and abemaciclib. Treatment-related hematologic AEs commonly seen with CDK4/6 inhibitors were generally mild and primarily reported in patients with a history of low blood cell counts. No cardiac AEs or QTc prolongation were observed. In 2023, we initiated dose escalation of BLU-222 in combination with the CDK4/6 inhibitor, ribociclib, and the estrogen receptor antagonist, fulvestrant, in patients with HR+/HER2- metastatic breast cancer and plan to present safety data for BLU-222 in combination with ribociclib and fulvestrant in patients with HR+/HER2- breast cancer at the ASCO 2024 Annual Meeting.

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

We developed and commercialized pralsetinib for the treatment of RET fusion-positive NSCLC, and for the treatment of RET-altered thyroid carcinoma. We also developed pralsetinib for the treatment of other RET-altered solid tumors. We granted exclusive licenses to Roche and CStone to develop and commercialize pralsetinib in their respective territories. In February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. In January 2024, we decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and the CStone Territory, due to a lack of an alternate partner in these regions. The termination became effective on February 22, 2024, at which time we entered into a transition agreement with Roche for this collaboration, which we refer to as the Roche transition agreement.

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

We are currently pursuing two early degrader research programs under our targeted protein degradation collaboration with Proteovant, which was replaced in its entirety by the A&R Agreement (as defined below) entered into with VantAI, Inc. (VantAI) and Proteovant in December 2023. Through the collaboration with VantAI, we plan to research and advance three novel protein degrader programs, with the option, at our discretion, to expand the collaboration to include a fourth novel protein degrader target program. See “—Collaborations and Licenses Summary” below.

Collaborations, Licenses and Other Agreements Summary

Roche—Immunotherapy Collaboration. In March 2016, we entered into a collaboration with Roche, which we refer to as the Roche immunotherapy agreement, to discover, develop and commercialize small molecule therapeutics targeting specified kinases, including the kinase target MAP4K1. On April 30, 2023, we entered into a mutual termination agreement with Roche, which we refer to as the Termination Agreement, pursuant to which the parties mutually agreed to terminate the Roche immunotherapy agreement and we retained the rights to any and all compounds developed under the collaboration. We are in the process of exploring opportunities to re-partner the asset for future development.

Roche—Pralsetinib Collaboration. In July 2020, we entered into a collaboration agreement with Roche, which we refer to as the Roche pralsetinib collaboration, to develop and commercialize pralsetinib for the treatment of RET-altered cancers. Under the Roche pralsetinib collaboration, we and Genentech co-commercialized GAVRETO in the U.S., and Roche was granted exclusive commercialization rights for pralsetinib outside of the U.S., excluding Mainland China, Hong Kong, Macau and Taiwan (each a CStone region and, collectively, the CStone Territory). In February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination became effective on February 22, 2024, at which time we entered into the Roche transition agreement. In January 2024, we decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and CStone Territory, due to a lack of an alternate partner in these regions. We continue to work with Roche on the transition and wind-down activities contemplated in the Roche transition agreement.

CStone. In June 2018, we entered into a collaboration with CStone to develop and commercialize avapritinib, pralsetinib and fisogatinib, as well as any back-up and other forms thereof, in the CStone Territory either as a monotherapy or as part of a combination therapy.

Clementia. In October 2019, we entered into a license agreement with Clementia, which we refer to as the Clementia license agreement. Pursuant to the Clementia license agreement, we granted Clementia an exclusive, worldwide, royalty-bearing license to develop and commercialize BLU-782, as well as specified other compounds related to the BLU-782 program. BLU-782 is an investigational, orally available, potent and highly selective inhibitor that targets mutant activin-like kinase 2 (ALK2) in development for the treatment of fibrodysplasia ossificans progressiva (FOP). The FDA has granted a rare pediatric disease designation, orphan drug designation and fast track designation to BLU-782, each for the treatment of FOP. Clementia has an ongoing Phase 2 clinical trial of BLU-782, now referred to as fidrisertib.

Zai Lab. In November 2021, we entered into a collaboration and license agreement with Zai Lab, which we refer to as the Zai collaboration agreement, to develop and commercialize certain licensed products for the treatment of EGFR-driven NSCLC in Greater China, including Mainland China, Hong Kong, Macau and Taiwan. The collaboration with Zai Lab aims to accelerate and expand global development of the licensed products, which includes BLU-945 and BLU-525. In January 2024 at the J.P. Morgan Healthcare Conference, we announced that we are discontinuing further investment in early clinical-stage therapies for EGFR-mutant NSCLC globally, including BLU-945 and BLU-525; however, Zai Lab retains its rights to BLU-945 and BLU-525 under the Zai collaboration agreement.

VantAI. In February 2022, we entered into an exclusive collaboration agreement with Proteovant (the 2022 Agreement) to jointly research and advance certain protein degrader therapies into development candidates, with VantAI performing certain services on behalf of Proteovant under the agreement. In December 2023, we entered into an Amended and Restated Collaboration and License Agreement (the A&R Agreement) with VantAI and Proteovant, which replaced the 2022 Agreement. Under the A&R Agreement, VantAI will directly provide us with expanded computational support, including computational biology and expanded computational chemistry, to jointly research and advance three novel protein degrader programs, with the option, at our discretion, to expand the collaboration to include a fourth novel protein degrader target program. Additionally, under the A&R Agreement, Proteovant ceased its role in the collaboration and transitioned its activities and any know-how and patent applications that it developed under the 2022 Agreement to us.

IDRx. In August 2022, we entered into a license agreement with IDRx, Inc. (IDRx), which we refer to as the IDRx License Agreement. Pursuant to the IDRx License Agreement, we granted IDRx an exclusive, worldwide, royalty-bearing license to exploit our internally discovered development candidate-stage KIT exon 13 inhibitor, IDRX-73.

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

Rigel Pharmaceuticals. In February 2024, the Company entered into an Asset Purchase Agreement with Rigel for Rigel to purchase certain assets from the Company comprising the U.S. rights to research, develop, manufacture and commercialize GAVRETO (pralsetinib). Simultaneously and in connection with entering into the Asset Purchase Agreement, the parties also entered into certain supporting agreements, including a customary transition agreement, with such agreements collectively referred to as the Rigel agreement. Pursuant to the Rigel agreement, the Company will transition certain inventory, regulatory and distribution responsibilities for GAVRETO to Rigel. The transition of GAVRETO to Rigel is currently anticipated to be completed in the third quarter of 2024.

Financing Arrangements Summary

Royalty Purchase Agreement. In June 2022, we entered into a purchase and sale agreement, which we refer to as the Royalty Purchase Agreement, with Royalty Pharma. Pursuant to this Royalty Purchase Agreement, we received an upfront cash payment of $175.0 million in exchange for all of our existing rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone Territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. However, in February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination became effective in February 2024 and we regained commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. In January 2024, the Company decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and the CStone Territory following the termination of the Roche pralsetinib collaboration. In connection with and effective upon the termination of the Roche pralsetinib collaboration agreement, on February 22, 2024, we and Royalty Pharma agreed to terminate the Royalty Purchase Agreement, which we refer to as the Royalty Pharma Termination Agreement. Following the termination of the Royalty Purchase Agreement, we have no outstanding obligations under the Royalty Purchase Agreement, other than the remaining royalty payment obligation related to GAVRETO net sales through the termination effective date. As of March 31, 2024, we have no plans to enter into a new arrangement to commercialize GAVRETO outside of the U.S. and the CStone territory.

Synthetic Royalty Facility. In June 2022, we entered into a purchase and sale agreement with Sixth Street Partners, which we refer to as the Future Revenue Purchase Agreement. In July 2022, upon the closing of the transaction pursuant to the Future Revenue Purchase Agreement, we received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/AYVAKYT and (ii) if it is approved, aggregate worldwide annual net product sales of elenestinib, excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively.

Debt Facility. In June 2022, we entered into a financing agreement for up to $660.0 million with Sixth Street Partners, which we refer to as the Financing Agreement. The Financing Agreement, as amended, provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice, subject to certain terms and conditions. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In August 2023, we received the first tranche of the senior secured delayed draw term loan facility in the amount of $100.0 million in gross proceeds. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan.

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through March 31, 2024, we have received an aggregate of $3.7 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering (IPO), follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding (Alexion), and $250.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

Since inception, we have incurred significant operating losses. Our net income was $89.1 million for the three months ended March 31, 2024 primarily due to the $173.7 million debt extinguishment gain recognized in connection with the Royalty Pharma Termination Agreement. Our net losses were $507.0 million and $557.5 million for the years ended December 31, 2023 and 2022, respectively. As of March 31, 2024, we had an accumulated deficit of $2,250.8 million. We expect to continue to incur significant expenses and operating losses over the next few years. We anticipate variability in our expenses in future periods in connection with our ongoing activities, particularly as we:

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

Revenue

In January 2020, the FDA granted approval of avapritinib under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. In September 2020, the European Commission granted conditional marketing authorization for avapritinib under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In June 2021, the FDA granted a subsequent approval for AYVAKIT, expanding the labeled indications to include adult patients with advanced SM. In March 2022, the European Commission expanded the marketing authorization for AYVAKYT to include the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy. In May 2023, the FDA approved AYVAKIT for the treatment of adult patients with indolent SM and in December 2023, the European Commission approved AYVAKYT for the treatment of adult patients with indolent SM with moderate to severe symptoms inadequately controlled on symptomatic treatment.

For the three months ended March 31, 2024, our revenue primarily consisted of product sales of AYVAKIT/AYVAKYT as well as some collaboration and license revenue under our agreements with our collaboration partners. Our collaboration and license revenue primarily included amounts due to us for supply of inventory and from profit sharing generated on Roche sales of GAVRETO in the U.S.

In the future, we expect to generate revenue from a combination of sources, including sales of our current drug product and any current or future drug candidates for which we receive marketing approval, royalties on drug sales, upfront, milestone, profit sharing and other payments, if any, under any current or future collaboration and other agreements, including revenues related to the supply of our drug candidates or approved drugs to our various collaboration partners. We anticipate variability in revenue in the future as a result of the timing and amount of product sales, license fees, manufacturing services, and achievement of milestones or other payments under our collaboration and other agreements, if any.

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

Prior to receiving the initial FDA approval for AYVAKIT in January 2020, and subsequent approval in June 2021, we manufactured inventory to be sold upon commercialization and recorded approximately $31.0 million related to this inventory as research and development expense. As a result, the manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in prior periods and are therefore excluded from the cost of goods sold for the three months ended March 31, 2023. This pre-launch inventory was fully sold through during 2023 and as a result, it did not have an impact on the cost of goods sold for the three months ended March 31, 2024. We estimate our costs of goods sold related to product sales to be within the mid-single digit percentage range. Cost of goods sold related to sales of drug products to our collaboration partners are at lower margins.

Expenses

Collaboration Loss Sharing

Roche was the principal for recording GAVRETO product sales to customers in the U.S. under our Roche pralsetinib collaboration, and the Company recognized a portion of the profit as revenue and losses as collaboration loss sharing in its consolidated statements of operations and comprehensive income (loss). In February 2023, the Company received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement and the termination became effective on February 22, 2024. We continued to share any profit or loss from GAVRETO sales in the U.S. until February 22, 2024. For additional information, see Note 10, Collaboration and Other Agreements, to our unaudited condensed consolidated financial statements.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our drug candidates, which include:

●	expenses incurred to acquire in-process research and development asset with no alternative future use;
●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf;
●	expenses incurred in connection with development activities under our collaboration for pralsetinib with Roche and research and development activities under our collaboration with VantAI;
●	the cost of consultants in connection with our research and development activities;
●	the cost associated with regulatory quality assurance and quality control operations;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical study materials, clinical trial materials and pre-validated commercial supply materials; and
●	facilities, depreciation, and other expenses, which include direct and allocated lease expenses and maintenance of facilities, insurance, and other operating costs in support of research and development activities.

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

The successful development of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these drug candidates. We are also unable to predict when material net cash inflows will commence from the sale of our current or future drug candidates for which we received marketing approval. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	establishing an appropriate safety profile with IND-enabling toxicology studies;

●	successful initiation, enrollment in, and completion of clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishing manufacturing capabilities or making arrangements with third-party manufacturers to ensure adequate clinical and commercial supply;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for AYVAKIT/AYVAKYT and our drug candidates;
●	commercializing AYVAKIT/AYVAKYT and our drug candidates, if and when approved, whether alone or in collaboration with others;
●	market acceptance of AYVAKIT/AYVAKYT and any future drug we may commercialize; and
●	continued acceptable safety profile of the drugs following approval.

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

The following table summarizes our research and development expenses by program for the three months ended March 31, 2024 and 2023. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended March 31,
	2024	2023	Dollar change	% Change
Avapritinib external expenses	$4,487	$11,332	$(6,845)	(60)%
Pralsetinib external expenses	1,125	4,299	(3,174)	(74)
Elenestinib external expenses	3,544	7,397	(3,853)	(52)
EFGR franchise (BLU-451/525/701/945) expenses	4,560	21,493	(16,933)	(79)
BLU-222 external expenses	6,479	9,367	(2,888)	(31)
BLU-808 external expenses	3,179	1,180	1,999	169
Other development and pre-development candidate expenses and unallocated expenses	25,153	19,145	6,008	31
Internal research and development expenses	39,664	37,860	1,804	5
Total research and development expenses	$88,191	$112,073	$(23,882)	(21)%

*

Pralsetinib external expenses include expenses reimbursable to Roche under our collaboration for pralsetinib with Roche, and other development and pre-development candidate expenses include expenses reimbursable to us under our other collaboration agreements.

We expect variability in our research and development expenses in future periods as our drug candidate development programs progress. The costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for active pharmaceutical ingredient, (API), drug product and drug substance for current and future clinical trials will vary depending on clinical data results and our resource allocation priorities. In addition, our research and development expenses may increase with potential new collaborations and future acquisitions. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our approved drugs or drug candidates for which we may receive marketing approval, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest expense related to our financing arrangements with Sixth Street Partners. Interest expense on liabilities related to the sale of future revenues consists of the periodic interest calculated using the effective interest rate method over the future estimated royalty payments due to Sixth Street Partners over the life of the agreement. Interest expense on the term loan with Sixth Street Partners results from the amortization of the debt liability using the effective interest method over the maturity of the term loan. We anticipate variability in interest expense from period to period as a result of the timing and amount of the sales of the underlying products and the changes in interest rates. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

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

Debt extinguishment gain

Debt extinguishment gain consists of the gain recognized as a result of the Royalty Pharma Termination Agreement entered into on February 22, 2024. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

Income Tax Expense

Income tax expense consists of U.S. state and foreign income taxes incurred.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Operations Overview—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our critical accounting policies and estimates since December 31, 2023, with the exception of the below new policy.

Modification of debt instruments

When a debt instrument in which we are the debtor is modified or exchanged, we analyze whether the modification should be accounted for as a modification or an extinguishment. Modified terms are considered substantially different if, after an exchange or modification of debt instruments with the same creditor, the present value of cash flows under the terms of the new debt instrument differs by at least 10% from the present value of the remaining cash flows under the terms of the original debt instrument. If the modified instrument is considered substantially different from the original debt instrument, the modification or exchange is accounted for as an extinguishment. The new instrument is recorded at its fair value and that fair value is used to determine the extinguishment gain or loss.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023, together with the changes in those items in dollars and as a percentage (in thousands):

	Three Months Ended March 31,
	2024	2023	Dollar Change	% Change
Total revenues	$96,116	$63,287	$32,829	52%
Total cost and operating expenses	174,939	187,494	(12,555)	(7)
Total other income (expense), net	168,139	(4,833)	172,972	n/a
Income (loss) before income taxes	89,316	(129,040)	218,356	169
Income tax expense	180	520	(340)	(65)
Net income (loss)	$89,136	$(129,560)	$218,696	169%

Total Revenues

Total revenues consist of the following (in thousands):

	Three Months Ended March 31,
	2024	2023	Dollar Change	% Change
Product revenue, net	$92,525	$39,069	$53,456	137%
Collaboration and license revenue	3,591	24,218	(20,627)	(85)
Total revenues	$96,116	$63,287	$32,829	52%

Product Revenue, Net

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Dollar Change	% Change
United States	$83,136	$34,927	$48,209	138%
Rest of World	9,389	4,142	5,247	127
Total	92,525	39,069	53,456	137%

Product revenue, net increased during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily driven by growth in the number of SM patients on therapy, including advanced SM and indolent SM with the recent label expansion.

Collaboration and License Revenue

The following table summarizes the revenue recognized from our collaboration and license agreements during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Dollar change	% Change
CStone collaboration	$1,653	$1,652	$1	0%
Roche pralsetinib collaboration	1,938	564	1,374	244
Roche immunotherapy collaboration	—	21,996	(21,996)	(100)
Other	—	6	(6)	(100)
Total collaboration and license revenue	$3,591	$24,218	$(20,627)	(85)%

Revenue recognized from our collaboration and other agreements decreased during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to the termination of the Roche immunotherapy collaboration effective in April 2023. As a result of the termination, the percentage of completion to fulfill the performance obligations under the Roche immunotherapy collaboration was increased, and therefore, a significant portion of the remaining transaction price associated with the agreement was recognized as collaboration and license revenue during the three months ended March 31, 2023.

Cost of Sales

The following table summarizes the cost of sales during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Dollar change	% Change
Cost of product sales	$1,312	$1,182	$130	11%
Cost of collaboration sales	1,879	1,993	(114)	(6)
Total cost of sales	$3,191	$3,175	$16	1%

Cost of sales increased during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily driven by higher costs associated with product sales, which was attributed to an overall increase in product sales volume, specifically the lower-cost dosages of AYVAKIT/AYVAKYT.

Collaboration Loss Sharing

During the three months ended March 31, 2024, no collaboration loss sharing was recognized for the sales of GAVRETO to the customers in the U.S. because the commercialization activities of GAVRETO were profitable in the U.S. through its termination effective date of February 22, 2024 and generated profit sharing revenue of $1.4 million which was recorded as Roche pralsetinib collaboration revenue. During the three months ended March 31, 2023, we recorded collaboration loss sharing of $1.3 million.

Research and Development Expense

The following table summarizes the research and development expenses during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Dollar change	% Change
Clinical and manufacturing related activities	$17,124	$37,496	$(20,372)	(54)%
Compensation and related expenses	29,592	28,647	945	3
Early drug discovery and platform	16,888	18,547	(1,659)	(9)
Stock-based compensation	10,875	10,117	758	7
Consulting and professional services	4,294	7,935	(3,641)	(46)
Facilities and IT	8,990	8,503	487	6
Other	428	828	(400)	(48)
Total research and development expenses	$88,191	$112,073	$(23,882)	(21)%

Research and development expense decreased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to a decrease of $20.4 million in clinical and manufacturing related activities due to our focused approach towards optimizing operational efficiency across our portfolio while executing across our top priority programs as well as the timing of manufacturing of clinical trial materials.

Selling, General and Administrative Expense

The following table summarizes the sales, general and administrative expenses during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Dollar change	% Change
Compensation and related expenses	$33,116	$30,498	$2,618	9%
Stock-based compensation	13,350	13,079	271	2
Commercial and related	16,930	10,050	6,880	68
Consulting and professional services	14,500	9,537	4,963	52
Facilities and IT	2,779	3,555	(776)	(22)
Other	2,882	4,231	(1,349)	(32)
Total sales, general and administrative expenses	$83,557	$70,950	$12,607	18%

Selling, general and administrative expense increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to:

●	An increase of $6.9 million in commercial and related activities primarily related to the expansion of our commercial infrastructure for commercialization of AYVAKIT/AYVAKYT, including the US launch for ISM; and
●	An increase of $5.0 million in consulting and professional services expenses to support strategic initiatives and business development activities.

Interest Expense, Net

The following table summarizes the interest expense, net, during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Dollar Change	% Change
Interest income	$9,178	$5,900	$3,278	56%
Interest expense	(15,073)	(11,719)	(3,354)	29
Interest expense, net	$(5,895)	$(5,819)	$(76)	1%

Interest expense, net, increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to higher interest charges on the liability related to the sale of future revenues and the term loan with Sixth Street Partners, partially offset by higher interest income earned on our investments during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Other Income, Net

The following table summarizes the other income, net, during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Dollar Change	% Change
Other income, net	$376	$986	$(610)	(62)%

Other income, net, decreased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to the transfer of our pre-launch inventory to a third party during the three months ended March 31, 2023.

Debt extinguishment gain

During the three months ended March 31, 2024, a debt extinguishment gain of $173.7 million was recognized as a result of the Royalty Pharma Termination Agreement entered into on February 22, 2024. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

Income Tax Expense

The following table summarizes the income tax expense during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Dollar Change	% Change
Income tax expense	$180	$520	$(340)	(65)%

Income tax expense decreased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to the prior period unfavorable discrete items not recurring during the three months ended March 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and license agreements, future royalty and revenue monetization, and a term loan. Through March 31, 2024, we have received an aggregate of $3.7 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion, and $250.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $735.6 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(101,513)	$(122,961)
Net cash provided by investing activities	77,131	172,791
Net cash provided by financing activities	66,963	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$42,581	$49,830

Net Cash Used in Operating Activities. For the three months ended March 31, 2024, compared to the same period in 2023, the $21.4 million decrease in net cash used in operating activities was primarily due to the decrease in net loss of $218.7 million which was partially offset by non-cash adjustment for the debt extinguishment gain of $173.7 million and changes in our operating assets and liabilities of $16.8 million. The changes in net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments.

Net Cash Provided by Investing Activities. For the three months ended March 31, 2024, compared to the same period in 2023, the $95.7 million decrease in net cash provided by investing activities was primarily due to the $97.1 million decrease in net proceeds received from maturities of available for sale investments.

Net Cash Provided by Financing Activities. For the three months ended March 31, 2024, compared to the same period in 2023, the $67.0 million increase in net cash provided by financing activities was primarily due to the $48.9 million increase in net proceeds from the at-the-market offerings and the $18.4 million increase in net proceeds from stock option exercises and employee stock purchase plan.

Debt Financing

In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma. Pursuant to the Royalty Purchase Agreement, we received an upfront payment of $175.0 million in consideration for our rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone Territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. In connection with and effective upon the termination of the Roche pralsetinib collaboration agreement, on February 22, 2024, we and Royalty Pharma agreed to terminate the Royalty Purchase Agreement. As of March 31, 2024, the net carrying value of liability related to this arrangement was $0.9 million as of March 31, 2024.

In July 2022, we closed a Future Revenue Purchase Agreement with Sixth Street Partners and received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of elenestinib (BLU-263), but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of March 31, 2024, the net carrying value of the liability related to this arrangement was $266.9 million.

In July 2022, we closed a Financing Agreement for up to $660.0 million with Sixth Street Partners. The Financing Agreement, entered into by the parties in connection with the transaction provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice subject to certain terms and conditions. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In August 2023, we received the first tranche of the senior secured delayed draw term loan facility in the amount of $100.0 million in gross proceeds. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan. As of March 31, 2024, the net carrying value of the term loan was $239.4 million.

Our obligations under the Financing Agreement are secured, subject to certain exceptions, by security interests in substantially all of our assets and certain of our subsidiaries’ assets. The Financing Agreement contains customary negative covenants that, among other things and subject to certain exceptions, could restrict our ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Financing Agreement also requires us to have consolidated liquidity of at least (i) $50.0 million during the period commencing from the date on which the term loans are funded to the date which is the day before the next term loans are funded and (ii) $80.0 million for each day thereafter.

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

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $735.6 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

Our future capital requirements will depend on and may increase as a result of many factors, including:

●	the success of our commercialization efforts and market acceptance for AYVAKIT/AYVAKYT or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT/AYVAKYT and any of our current or future drug candidates for which we receive marketing approval;
●	the costs of securing manufacturing, packaging and labeling arrangements to ensure adequate supply for development activities and commercial production, including API, drug substance and drug product material for use in preclinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the cost of purchasing quantities of agents for use in our clinical trials in connection with our efforts to develop our drugs and drug candidates, including for development as combination therapies;
●	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, to the extent these expenses are not the responsibility of our collaboration partners;
●	the success of our collaborations with CStone and VantAI, our license agreements with Clementia and IDRx, our agreement with Rigel, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration and other agreements, our financing arrangements, or any collaboration, partnership, financing or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations.

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

Until we can generate material net cash inflows from our operations, we may choose to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, future revenue monetizations, collaborations, strategic alliances and licensing arrangements. We do not have any committed external sources of funds, other than our collaboration with CStone, the license agreements with Clementia and IDRx, the agreement with Rigel and the Financing Agreement with Sixth Street Partners, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Additional debt financing, if available, would increase our fixed payment obligations and may involve agreements that include additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

As of March 31, 2024, there have been no material changes to our contractual obligations outside the ordinary course of business from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $735.6 million and $767.2 million, respectively, consisting primarily of money market funds and investments in U.S. government agency and treasury obligations.

Our primary exposure to market risk is interest rate sensitivity in our fixed income portfolio, which is primarily affected by changes in the general level of U.S. interest rates resulting from the Federal Reserve’s raising of interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from monetary policy from the U.S. and international central banks, inflationary pressures, and geopolitical developments, or instability or volatility in the global markets. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2024 and December 31, 2023, we held limited funds and future obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. Inflation rates, particularly in the U.S., have increased significantly in recent years and, although inflation rates have decelerated over the past year, they remain elevated. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the three months ended March 31, 2024. However, a significant or prolonged period of high inflation could adversely impact our results if costs were to increase at a rate greater than the increase in the revenues we generate.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

●	We are in the process of growing as a commercial company and the marketing and sale of AYVAKIT/ AYVAKYT or any future approved drugs may be unsuccessful or less successful than anticipated.
●	The commercial success of our current and future drugs will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
●	If the market opportunities for our approved drugs or drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be adversely affected.
●	We face substantial competition, which may result in our commercial opportunity being reduced or limited by others commercializing, developing or discovering drugs before or more successfully than we do.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any of our approved drugs or drug candidates that we may develop.
●	If we are unable to obtain regulatory approval for our drug candidates (including for avapritinib in additional geographies) and ultimately commercialize them, or experience significant delays in doing so, our business may be materially harmed.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates and, if applicable, for any related companion diagnostic tests, we will not be able to commercialize, or may be delayed in commercializing, such drug candidates, and our ability to generate revenue will be materially impaired.
●	Our drugs and drug candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, result in restrictive distribution or result in other negative consequences following marketing approval, if any.
●	Positive preclinical data, individual case report presentations, and interim or early or clinical results for our drug candidates may not be indicative of future results and may not evolve into final clinical data that supports continued clinical development or into registration-enabling data.
●	We may not be successful in our efforts to expand our pipeline of drug candidates.
●	We are required to comply with comprehensive and ongoing regulatory requirements for any of our current or future approved drugs, including conducting confirmatory clinical trials for any drug that receives accelerated approval. In addition, our current or future approved drugs could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.
●	We have incurred operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	We have entered into collaborations and licenses with our partners for the development and commercialization of several of our drugs and drug candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these drugs and drug candidates.
●	We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.
●	We contract with third parties for the manufacture of our approved drugs and drug candidates, including for preclinical, clinical and commercial supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our approved drugs or drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and drugs or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
●	We may acquire or in-license businesses, technologies or platforms, approved drugs, drug candidates or discovery-stage programs, or form strategic alliances, collaborations or partnerships, in the future, and we may not realize the benefits of such acquisitions, in-licenses, alliances, collaborations or partnerships.
●	The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Risks Related to Commercialization

We continue to grow as a commercial company and the marketing and sale of AYVAKIT/AYVAKYT or any future approved drugs may be unsuccessful or less successful than anticipated.

We have had two approved precision therapies, AYVAKIT/AYVAKYT and GAVRETO. While we have been commercializing AYVAKIT in the U.S. and AYVAKYT in Europe and, prior to the sale of the related assets to Rigel, co-commercializing GAVRETO with Roche in the U.S., we only became a commercial company in 2020, and our track record of demonstrating our ability to successfully overcome the many risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry is somewhat limited. To execute our business plan, in addition to successfully marketing and selling our approved drugs, we will need to successfully:

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
●maintain key collaborations;
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

The development and commercialization of new drugs is highly competitive. We face competition with respect to our drugs and current clinical-stage drug candidates, and we will face competition with respect to any drugs and drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of therapies in our areas of focus, including allergy/inflammation and the field of kinase inhibition for cancer and other diseases. Some of these competitive drugs and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies.

AYVAKIT/AYVAKYT and elenestinib (BLU-263) face competition for advanced SM from Novartis AG’s midostaurin and imatinib, and may face competition from drug candidates in development, including that being developed by Alys Pharmaceuticals Inc., Cogent Biosciences, Inc. and Hoth Therapeutics, Inc. Avapritinib and elenestinib may face non-advanced SM competition from drug candidates in development, including those being developed by AB Science S.A., Allakos Inc., Celldex Therapeutics, Inc., Cogent Biosciences, Inc., Hoth Therapeutics, Inc., and Invea Therapeutics Inc..

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

We are developing BLU-222 for cancers vulnerable to CDK2 inhibition, including CCNE1-aberrant cancers, which, if approved, will face competition from indication-specific therapies such as AstraZeneca’s capivasertib, AstraZeneca and Merck’s olaparib, AstraZeneca and Daiichi Sankyo’s trastuzumab deruxtecan, Clovis Oncology’s rucaparib, Eisai’s lenvatinib, Genentech’s bevacizumab, GSK’s niraparib, GSK’s dostarlimab, Menarini Group & Stemline Therapeutics’ elacestrant, Merck’s pembrolizumab, and Novartis' alpelisib. In addition, BLU-222 may face competition from drug candidates in development, including those being developed by Acrivon Therapeutics, Allorion Therapeutics, Inc., Anrui Biomedical Technology, Arvinas, AstraZeneca plc, Aucentra Therapeutics, Avenzo Therapeutics, Bayer, BeiGene, BioTheryX, Inc., Cedilla Therapeutics, Inc., Cyclacel Pharmaceuticals Inc., Eli Lilly and Company, Ensem Therapeutics, Exelixis, Gilead Sciences, Inc., IMPACT Therapeutics, Inc., Incyclix Bio, LLC, Incyte Corporation, Monte Rosa Therapeutics, Inc., Nikang Therapeutics, Inc., Pfizer Inc., Plexium, Inc., Regor Therapeutics Inc., Relay Therapeutics, Inc., Repare Therapeutics, Inc., Satya Pharma Innovations Pvt. Ltd., and Zentalis Pharmaceuticals, Inc.

We are developing BLU-808 for chronic urticaria and other allergy/inflammation disorders, which, if approved, will face competition from omalizumab developed by Genentech, Inc. and Novartis AG. In addition, BLU-808 may face competition from drug candidates in development for chronic urticaria, including those developed by Alivexis Inc., Allakos Inc., Alys Pharmaceuticals Inc., Amgen Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Evommune, Inc, Incyte Corporation, InflaRx N.V., Jasper Therapeutics, Inc., Novartis AG, Regeneron Pharmaceuticals, Inc., Jiangsu Qyuns Therapeutics Co., KeifeRx, Sanofi S.A., Third Harmonic Bio, Inc., UnitedBiopharma Inc., Hangshou Highlightll Pharmaceutical Co., Ltd., Leo Pharma A/S, Acelyrin Inc., Taiho Pharmaceutical Co., Ltd., and Enanta Pharmaceuticals, Inc.

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

The process of obtaining regulatory approvals, if approval is obtained at all, both in the U.S. and abroad is expensive, may take many years if additional clinical trials are required and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted new drug application (NDA), for a drug candidate, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. We currently have multiple marketing applications for our drug candidates under review across the world.

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

Further, our approved drugs and drug candidates could cause undesirable side effects in preclinical studies or clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our drugs or drug candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our drugs or drug candidates may only be uncovered with a significantly larger number of patients exposed to the drugs or drug candidate. If we or others identify undesirable side effects caused by any of our approved drugs or drug candidates (or any other similar drugs) after marketing approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw or limit their approval of such drug;
●	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●	we may be required to change the way such drug is distributed or administered, conduct additional clinical trials or change the labeling of such drug;
●	regulatory authorities may require a Risk Evaluation and Mitigation Strategy (REMS), plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
●	we may be subject to regulatory investigations and government enforcement actions;
●	we may decide to remove such drug from the marketplace;
●	we could be sued and held liable for injury caused to individuals exposed to or taking our drugs and drug candidates; and
●	our reputation may suffer.

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

We may seek fast track or breakthrough therapy designation for some of our current or future drug candidates. Fast track designation is designed for drug candidates intended for the treatment of a serious or life-threatening disease or condition, where nonclinical or clinical data demonstrate the potential to address an unmet medical need for this disease or condition. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as fast track or breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The FDA granted fast track designation to BLU-782 for the treatment of FOP. In addition, the FDA previously granted breakthrough therapy designation to AYVAKIT for the treatment of certain patients with GIST, advanced SM, and moderate to severe indolent SM and to GAVRETO for RET-altered cancers.

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

The FDA has granted orphan drug designation to avapritinib for the treatment of GIST and the treatment of mastocytosis, to pralsetinib for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC and to fisogatinib for the treatment of HCC. In addition, the European Commission (EC), has granted orphan medicinal product designation to avapritinib for the treatment of GIST and the treatment of mastocytosis. As part of our business strategy, we may seek orphan drug designation for some of our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user fee waivers.

Similarly, in the EU, the European Commission grants orphan medicinal product designation after receiving the opinion of the European Medicines Agency’s (EMA), Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation is intended to promote the development of medicinal products that are intended for the diagnosis, prevention or treatment of life threatening or chronically debilitating conditions affecting not more than five (5) in ten thousand (10,000) persons in the EU or for products intended for the diagnosis, prevention, or treatment of a life threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the EU would generate sufficient return to justify the necessary investment in developing the product. In each case, there must be no satisfactory method of diagnosis, prevention, or treatment authorized for marketing in the EU (or, if such a method exists, the product would be of significant benefit to those affected by the condition). In the EU, orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

A key element of our strategy is to use our novel target discovery engine to identify kinases that are drivers of diseases in genomically defined patient populations with high unmet medical need in order to build a pipeline of drug candidates. Although our research and development efforts to date have resulted in a pipeline of drug candidates, we may not be able to continue to identify novel kinase drivers and develop drug candidates. We may also pursue opportunities to acquire or in-license additional businesses, technologies or drugs, form strategic alliances or create joint ventures with third parties to complement or augment our existing business. However, we may not be able to identify any drug candidates for our pipeline through such transactions.

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

We intend to develop, launch and commercialize BLU-222 and potentially other drug candidates in combination with one or more approved or unapproved therapies. Even if any drug candidate we develop were to receive marketing approval for use in combination with other approved therapies, the FDA, the EMA or other regulatory authorities could still revoke approval of the therapy used in combination with our drug candidate. If the therapies used in combination with our drug candidates are replaced as the standard of care for the indications we choose for any of our drug candidates, the FDA, EMA or regulatory authorities may require us to conduct additional clinical trials which may experience complications surrounding trial execution, such as complexities surrounding trial design, establishing trial protocols and interpretability of results, clinical site access and initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues or a lack of clinically relevant activity. The uncertainty resulting for the use of our drug candidates in combination with other approved or unapproved therapies may make it difficult to accurately predict side effects in the future clinical trials. The occurrence of any of these risks could result in our own drug candidates, if approved, being removed from the market if they are not also approved as monotherapies or being less successful commercially.

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

We have in the past and may in the future seek approval of current or future drug candidates, where applicable, under the FDA’s accelerated approval pathway. Any current or future drug candidate for which we receive accelerated approval from the FDA or similar conditional approval from the EMA, including AYVAKYT, or comparable regulatory authorities in other jurisdictions may be required to undergo one or more confirmatory clinical trials, as a condition of accelerated approval, or be required to perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These post-market confirmatory trials must be completed according to timelines agreed upon with the FDA, and if they are not completed in accordance with these timelines than it could result in withdrawal of the indication. If such drug candidate fails to meet its safety and efficacy endpoints in such confirmatory clinical trials, the regulatory authority may withdraw its approval. There is no assurance that any such drug candidate will successfully advance through its confirmatory clinical trial(s). Therefore, even if a drug candidate receives accelerated approval from the FDA or similar conditional approval from the EMA or comparable regulatory authorities, such approval may be withdrawn at a later date. In addition, under FDORA the FDA is now permitted to require, as appropriate, that post-marketing trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the product’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

If the FDA or a comparable foreign regulatory authority approves any of our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, as well as continued compliance with current Good Manufacturing Practices (cGMPs) and Good Clinical Practices (GCPs) for any clinical trials that we conduct post-approval. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. Any regulatory approvals that we receive for our drug candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug. Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a drug candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the drug candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain marketing approval. See section entitled “Business – Coverage and Reimbursement” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Our ability to commercialize any drugs and drug candidates successfully also will depend in part on the extent to which coverage and reimbursement for these drugs and drug candidates and related treatments will be available from government authorities, private health insurers and other organizations.

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize additional products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other products that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

The U.S. has enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current drug candidates or any future drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See section entitled “Business –Healthcare Reform” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We may face competition in the U.S. for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. For example, by Executive Order, the FDA works with states and Indian Tribes that propose to develop Section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The FDA released implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On January 5, 2024, the FDA issued to Florida the first approval for a state importation plan. Colorado has a pending application. If successfully implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

The Creating and Restoring Equal Access to Equivalent Samples Act (CREATES Act), was enacted in 2019 requiring sponsors of approved new drug applications and biologics license applications to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to respond to such requests or any legal challenges under this law, our business could be adversely impacted.

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for AYVAKIT and any current and future drug candidates for which we receive marketing approval;
●	our ability to set a price that we believe is fair for our approved products;
●	our ability to generate revenue and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and

●	the availability of capital.

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

Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including but not limited to, the federal healthcare Anti-Kickback Statute, the False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), the Physician Payment Sunshine Act, the federal false statements statute, federal consumer protection and unfair competition laws and similar state and foreign laws and regulations that may regulate the business or financial arrangements and relationships through which we market, sell and distribute our drugs. The number and complexity of federal, state, and foreign laws continue to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. See section entitled “Business – Other Healthcare Laws” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

In the U.S., to help patients who have no or inadequate insurance access our drug, we have a patient assistance program that we administer in conjunction with our patient support program vendor. In addition, we have a co-pay support program for commercially insured patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of the Inspector General (OIG) of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

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

The Health Resources and Services Administration (HRSA), which administers the 340B program, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis. Implementation of the civil monetary penalties regulation and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, as noted above, we participate in the VA’s FSS pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (FCP), to four federal agencies: the VA, U.S. Department of Defense (DOD), Public Health Service, and the U.S. Coast Guard. The FCP is based on the Non-Federal Average Manufacturer Price (Non-FAMP), which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant penalties for each item of false information. These obligations also contain extensive disclosure and certification requirements.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through March 31, 2024, we have received an aggregate of $3.7 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion and $250.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we also have generated revenue through sales of our drug products.

Since inception, we have incurred significant operating losses. Our net income was $89.1 million for the three months ended March 31, 2024 primarily due to the debt extinguishment gain recognized in connection with the Royalty Pharma Termination Agreement. Our net losses were $507.0 million and $557.5 million for the years ended December 31, 2023 and 2022, respectively. As of March 31, 2024, we had an accumulated deficit of $2,250.8 million.

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
●the success of our collaborations with CStone and VantAI and our license agreements with Clementia and IDRx, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
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

Until such time, as we can generate material net cash inflows from our operations, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and future revenue monetizations. We do not have any committed external source of funds, other than our collaborations with CStone and Zai Lab and the license agreements with Clementia and IDRx, the Financing Agreement with Sixth Street Partners, and the sale of U.S. GAVRETO assets to Rigel, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Additional debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drugs and drug candidates that we would otherwise prefer to develop and market ourselves.

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

We have entered into collaborations and licenses with CStone, Zai Lab, VantAI, Clementia and IDRx for the development and commercialization of several of our drugs and drug candidates, and may enter into additional collaborations and licenses with other third parties in the future. The success of these arrangements will depend heavily on the efforts and activities of our collaborators and licensing partners. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. In some situations, we may not be able to influence our collaboration partners’ decisions regarding the development and collaboration of our partnered drugs and drug candidates, and as a result, our collaboration partners may not pursue or prioritize the development and commercialization of those partnered drugs and drug candidates in a manner that is in our best interest. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement or result in litigation or arbitration, which would be time-consuming and expensive. Licensors generally have sole discretion in determining the efforts and resources that they will apply to the licensed products.

Collaborations and licenses with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any termination or expiration of our collaboration or license agreements with CStone, Zai Lab, VantAI, Clementia or IDRx, or of any future collaboration or license agreement, could adversely affect us financially or harm our business reputation. For example, in February 2023, Roche provided written notice of its election to terminate for convenience our collaboration agreement for the development and commercialization of GAVRETO worldwide, excluding the CStone Territory. The termination was effective on February 22, 2024.

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

We have relied on certain third parties located in China to manufacture and supply certain raw materials used in our drugs and our drug candidates, and we expect to continue to use such third-party manufacturers for such purposes. In addition, certain of our drug candidates are being evaluated at clinical trial sites in China under our collaboration with CStone and through CROs located in China. A natural disaster, epidemic or pandemic disease outbreaks, trade war, political unrest or other events in China could disrupt the business or operations of CROs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China or pending legislative proposals in the U.S., if enacted, that significantly impact such third parties, including services provided by CROs for our research and development programs, clinical trial operations conducted by CROs or our collaborators, or our manufacturers ability to produce raw materials in adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future approved drugs or drug candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China, and we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases in China and the availability of skilled labor declines in China.

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

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office (USPTO), have been significantly narrowed by the time they issue, if at all. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, there may be circumstances, when we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents and other intellectual property rights. To counter infringement or unauthorized use, including against abbreviated new drug application (ANDA), filers, we may be required to resort to litigation, that includes infringement claims. A court may disagree with our allegations, however, and may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the third-party technology in question. Further, such third parties could counterclaim that we infringe their intellectual property or that a patent we have asserted against them is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace. In addition, third parties may initiate legal proceedings against us to assert such challenges to our intellectual property rights. The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our current or future patents, but that could nevertheless be determined to render our patents invalid.

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

If we are not able to obtain, or in applicable cases maintain, patent term extension or non-patent exclusivity in the U.S. under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the marketing exclusivity term of our products or product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our products or product candidates, one of the U.S. patents covering each of such products or product candidates or the use thereof may be eligible for up to five years of patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the U.S. or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book). We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If a patent covering one of our approved products is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any ANDA filed with the FDA to obtain permission to sell a generic version of such product.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Recent patent reform legislation in the U.S. and other countries, including the Leahy-Smith America Invents Act (Leahy-Smith Act), signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first-to-file” system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

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

As of April 15, 2024, we had 645 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our products, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in spending on products in the biopharmaceutical industry in general or a negative reaction to our pricing or the pricing of those we do, or will collaborate with. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

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

Our internal computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient and could include the use of artificial intelligence (AI), and machine learning to launch more automated, targeted and coordinated attacks on targets. The prevalent use of mobile devices also increases the risk of data security incidents. While we have not experienced any material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our drugs’ and drug candidates’ development programs and significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our drugs or drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or drug candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our drug candidates could be delayed.

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

Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. Notably, for example, in Europe, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR applies to any company established in the European Economic Area (EEA), as well as any company outside the EEA that collects or otherwise processes personal data in connection with the offering goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR imposes data protection obligations on processors and controllers of personal data, including, for example, disclosures about how personal information is to be used, having a valid legal basis to process personal data, maintaining records of our processing activities and documenting data protection impact assessments where there is high risk processing, limitations on retention of information, mandatory data breach notification requirements, ensuring appropriate technical and organizational measures are put in place to safeguard personal data and onerous obligations on services providers. Penalties under the GDPR include fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. EEA Member States have adopted national laws to implement the GDPR which may partially deviate from the GDPR. Further, competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country. For these reasons, we do not expect to operate in a uniform legal landscape in the EEA.

Further to the UK’s exit from the European Union on January 31, 2020, the UK incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the UK GDPR). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Likewise, the UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has introduced a Data Protection and Digital Information Bill (UK Bill) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission (EC). This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

Further, European data protection laws also regulates the transfer of personal data from the EEA, the UK and Switzerland to third countries that are not considered to provide adequate protections to personal data. On June 4, 2021, the EC issued new Standard Contractual Clauses (SCCs) for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The new SCCs replace the SCCs that were adopted previously under the Data Protection Directive. The UK is not subject to the EC’s new SCCs but has published its own standard clauses, the International Data Transfer Agreement, which enables transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU GDPR and UK GDPR and doing so will require significant effort and cost. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data.

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

On October 30, 2023, President Biden issued an Executive Order on Safe, Secure, and Trustworthy Artificial Intelligence which provided a framework for and a call for Congress to enact laws establishing the appropriate development and use of AI. The widespread use of generative AI and natural language processing tools have significant risk when used in the healthcare space. We are exposed to risks associated with employees utilizing generative AI in methods and ways that are contrary to the framework laid out by the Executive Order or the subsequent complementary laws. We will need to invest resources to ensure appropriate development and use of any generative AI, or like-technology, and to develop internal compliance policies and procedures addressing this use.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 eliminates the once available option to deduct research and development expenditures currently and requires taxpayers to amortize specified research expenditures attributable to domestic research over a period of five years and fifteen years for research activities attributable to foreign research. As of March 31, 2024, the U.S. Congress has not passed legislation that would defer the amortization requirement to future periods and as such the inability to deduct research and development expenditures in their entirety starting in 2022 will have a material impact on the carryover of taxable losses used to offset future taxable income, and in turn will impact our cash flows in future years.

Risks Related to Our Common Stock

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through April 30, 2024. As a result of this volatility, our stockholders could incur substantial losses.

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

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. In February 2022, we entered into a new sales agreement (Sales Agreement), with Cowen and Company, LLC (Sales Agent), through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million, subject to the terms and conditions of the Sales Agreement. Through March 31, 2024, we sold 544,719 shares of common stock pursuant to the Sales Agreement, at an average price of $91.88 per share, with aggregate net proceeds of $48.9 million. If we sell additional shares of common stock under the Sales Agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

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

In February 2022, we commenced a new at-the-market, or ATM, program to raise capital. Under our ATM program, we have entered into a sales agreement to sell common shares, up to a maximum aggregate market value of $300.0 million, through one or more at-the-market offerings. Through March 31, 2024, we sold 544,719 shares of common stock pursuant to the Sales Agreement, at an average price of $91.88 per share, with aggregate net proceeds of $48.9 million. Given volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

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

Our amended and restated bylaws (bylaws), provide that unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action, (2) any claim of breach of fiduciary duty, (3) any claim against a current or former director, officer, employee or stockholder, and (4) any action against our company governed by the internal affairs doctrine, which we refer to collectively as the Delaware forum provision. The Delaware forum provision does not apply to any claims arising under the Securities Exchange Act of 1934 or the Securities Act of 1933, as amended (Securities Act). Our bylaws further provide that, unless we consent in writing to an alternative forum, the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which we refer to as the federal forum provision. We have chosen the federal district courts of the U.S. as the exclusive forum for such Securities Act causes of action. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware forum provision and the federal forum provision.

In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware forum provision and the federal forum provision.

The Delaware forum provision and the federal forum provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders bringing a claim that is covered by the Delaware forum provision do not reside in or near the State of Delaware. In addition, these forum selection clauses in our bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The federal forum provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable or invalid. Alternatively, if the federal forum provision is found inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have an adverse effect on our business, financial condition or results of operations. The Court of Chancery of the State of Delaware and the federal district courts of the U.S. may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2023, we had federal net operating loss carryforwards of approximately $809.5 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. In addition, pursuant to the TCJA, we may not use net operating loss carry-forwards generated in taxable years beginning after December 31, 2017 to reduce our taxable income in any year beginning after December 31, 2020 by more than 80%, and we may not carry back any net operating losses to prior years. These rules apply regardless of the occurrence of an ownership change.In April 2022, the Company completed an update to the prior Section 382 study dated February 25, 2021. Since the Section 382 owner shifts are tested on a cumulative basis, the current update incorporates the period from February 7, 2017, the day of the last identified ownership change, through December 31, 2021. The analysis concluded that it is more likely than not that an additional ownership change did not occur during the update analysis period. This is assuming that no further significant shifts in stock ownership have occurred by virtue of equity events that have not yet been reported in publicly available SEC filings. The Company engaged its external tax advisor to determine if the Company had equity activity through December 31, 2022 that would give rise to a greater than 50 percentage point ownership change. The previous Section 382 model, through December 31, 2021, was updated for reported transactions among the Company’s 5% owners. The analysis concluded that there was no additional Company equity activity through December 31, 2022 that would rise to the level of a >50 percentage point ownership change. The Company has not performed an analysis through December 31, 2023 at this time.

Item 5. Other Information

During the three months ended March 31, 2024, two of the Company’s officers adopted a “Rule 10b5-1 trading arrangement,” as the term is defined in Item 408(a) of Regulation S-K. We describe the material terms of these Rule 10b5-1 trading arrangements below.

Name and Title	Action Taken	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
L. Becker Hewes (Chief Medical Officer)	Adoption (March 1, 2024)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the trading plan	March 1, 2024 – September 1, 2025	69,080
Debra Durso-Bumpus (Chief People Officer)	Adoption (March 13, 2024)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the trading plan	March 13, 2024 – June 20, 2025	87,034

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed by the Registrant on November 9, 2015)
3.2

Amended and Restated Bylaws, as amended on November 30, 2022, of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Registrant on December 6, 2022).

10.1*†	Consent and Termination Agreement, dated February 22, 2024, by and between the Registrant and Royalty Pharma Investments 2019 ICAV
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
†

Certain portions of the exhibit have been omitted pursuant to Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) information that the Company treats as confidential and/or may cause competitive harm to the Company if publicly disclosed.

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

Blueprint Medicines Corporation

Date: May 2, 2024	By:	/s/ Kathryn Haviland
Kathryn Haviland
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)