Form 10-Q
period 2024-06-30
Blueprint Medicines Corp
filed 2024-08-01
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on July 30, 2024: 63,345,465

Unless otherwise stated, all references to “us,” “our,” “Blueprint,” “Blueprint Medicines,” “we,” the “Company” and similar designations in this Quarterly Report on Form 10-Q refer to Blueprint Medicines Corporation and its consolidated subsidiaries. Blueprint Medicines, AYVAKIT®, AYVAKYT®, and associated logos are trademarks of Blueprint Medicines Corporation. GAVRETO® and associated logos are trademarks of Blueprint Medicines Corporation outside of the United States. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib in additional geographies;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT® (avapritinib) (marketed in Europe under the brand name AYVAKYT®) and any current and future drug candidates for which we receive marketing approval;
●	our expectations regarding the potential benefits of AYVAKIT/AYVAKYT and any current and future drug candidates in treating patients with indolent systemic mastocytosis (SM) and advanced SM;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for our current and future drug candidates and research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope and length of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;
●	the potential benefits of our collaboration with CStone Pharmaceuticals (CStone) to develop and commercialize avapritinib, pralsetinib and fisogatinib in the CStone Territory (as defined below), and our collaboration with VantAI, Inc. (VantAI), to research and advance novel targeted protein degrader therapies, as well as our ability to maintain these collaborations and establish additional strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc., a wholly-owned subsidiary of Ipsen S.A. (Clementia), to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;

●	the potential benefit of our strategic financing transactions with Garnich Adjacent Investments S.a.r.l. and Tao Talents, LLC, both affiliates of Sixth Street Partners;
●	our ability to find an alternative partner for future development and otherwise realize the benefits of the collaboration compounds retained by us following the mutual termination of our cancer immunotherapy collaboration with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc.;
●	the potential benefits of our license agreement with IDRx, Inc. (IDRx) to develop our development candidate-stage KIT exon 13 inhibitor, IDRX-73, for the treatment of drug-resistant mutations of non-PDGFR-driven gastrointestinal stromal tumor (GIST);
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry;
●	our expectations regarding litigation matters; and
●	the actual or potential benefits of designations granted by the U.S. Food and Drug Administration (FDA), such as orphan drug, fast track and breakthrough therapy designation or priority review.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$54,771	$71,286
Marketable securities	708,831	639,355
Accounts receivable	85,058	42,827
Inventory	14,789	21,223
Prepaid expenses and other current assets	40,095	33,702
Total current assets	903,544	808,393
Marketable securities	104,869	56,530
Property and equipment, net	40,167	41,959
Operating lease right-of-use assets, net	68,881	73,691
Restricted cash	10,623	10,238
Equity investment	27,789	27,789
Other assets	47,687	30,650
Total assets	$1,203,560	$1,049,250
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	4,858	4,710
Accrued expenses	120,539	127,992
Current portion of operating lease liabilities	12,658	11,933
Current portion of deferred revenue	3,748	812
Current portion of liabilities related to the sale of future royalties and revenues	53,741	39,198
Current portion of term loan	48,259	30,278
Total current liabilities	243,803	214,923
Operating lease liabilities, net of current portion	75,244	81,751
Deferred revenue, net of current portion	8,041	4,792
Liabilities related to the sale of future royalties and revenues, net of current portion	211,792	402,427
Term loan, net of current portion	338,655	208,535
Other long-term liabilities	5,784	6,213
Total liabilities	883,319	918,641
Commitments and Contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 63,165,725 and 61,147,236 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	63	61
Additional paid-in capital	2,624,868	2,473,985
Accumulated other comprehensive loss	(3,890)	(3,495)
Accumulated deficit	(2,300,800)	(2,339,942)
Total stockholders’ equity	320,241	130,609
Total liabilities and stockholders’ equity	$1,203,560	$1,049,250

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$114,115	$39,876	$206,641	$78,945
Collaboration, license and other revenue	24,042	17,694	27,632	41,912
Total revenues	138,157	57,570	234,273	120,857
Cost and operating expenses:
Cost of sales	7,593	2,323	10,785	5,498
Collaboration loss sharing	—	1,234	—	2,530
Research and development	84,270	110,063	172,461	222,135
Selling, general and administrative	89,339	71,931	172,896	142,882
Total cost and operating expenses	181,202	185,551	356,142	373,045
Other income (expense):
Interest expense, net	(6,864)	(3,996)	(12,760)	(9,815)
Other income (expense), net	(1)	(626)	376	359
Debt extinguishment gain	18	—	173,676	—
Total other income (expense), net	(6,847)	(4,622)	161,292	(9,456)
Income (loss) before income taxes	(49,892)	(132,603)	39,423	(261,644)
Income tax expense	102	190	282	710
Net income (loss)	$(49,994)	$(132,793)	$39,141	$(262,354)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale investments	53	361	(511)	6,181
Currency translation adjustments	(96)	20	116	41
Comprehensive income (loss)	$(50,037)	$(132,412)	$38,746	$(256,132)
Net income (loss) per share - basic	$(0.80)	$(2.19)	$0.63	$(4.35)
Net income (loss) per share - diluted	$(0.80)	$(2.19)	$0.61	$(4.35)
Weighted-average number of common shares used in net income (loss) per share - basic	62,854	60,516	62,217	60,322
Weighted-average number of common shares used in net income (loss) per share - diluted	62,854	60,516	64,612	60,322

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2023	61,147,236	$61	$2,473,985	$(3,495)	$(2,339,942)	$130,609
Issuance of common stock under stock plan	902,292	1	17,900	—	—	17,901
Stock-based compensation expense	—	—	24,457	—	—	24,457
At-the-market offerings, net of issuance costs	544,719	1	48,935	—	—	48,936
Other comprehensive loss	—	—	—	(352)	—	(352)
Net income	—	—	—	—	89,136	89,136
Balance at March 31, 2024	62,594,247	$63	$2,565,277	$(3,847)	$(2,250,806)	$310,687

Issuance of common stock under stock plan and stock purchase plan	571,478	$—	$31,337	$—	$—	$31,337
Stock-based compensation expense	—	—	28,275	—	—	28,275
Other comprehensive loss	—	—	—	(43)	—	(43)
Other	—	—	(21)	—	—	(21)
Net loss	—	—	—	—	(49,994)	(49,994)
Balance at June 30, 2024	63,165,725	$63	$2,624,868	$(3,890)	$(2,300,800)	$320,241

Balance at December 31, 2022	59,958,919	$60	$2,358,018	$(10,443)	$(1,832,958)	$514,677
Issuance of common stock under stock plan	457,416	—	—	—	—	—
Stock-based compensation expense	—	—	23,340	—	—	23,340
Other comprehensive income	—	—	—	5,841	—	5,841
Net loss	—	—	—	—	(129,560)	(129,560)
Balance at March 31, 2023	60,416,335	$60	$2,381,358	$(4,602)	$(1,962,518)	$414,298

Issuance of common stock under stock plan and stock purchase plan	221,940	$1	$5,298	$—	$—	5,299
Stock-based compensation expense	—	—	23,945	—	—	23,945
Other comprehensive loss	—	—	—	381	—	381
Net loss	—	—	—	—	(132,793)	(132,793)
Balance at June 30, 2023	60,638,275	$61	$2,410,601	$(4,221)	$(2,095,311)	$311,130

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$39,141	$(262,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,427	7,262
Non-cash lease expense	4,858	4,457
Stock-based compensation	52,247	47,017
Non-cash interest expense	1,128	8,297
Net (accretion of discount) amortization of premium on investments	(10,838)	(6,090)
Non-cash debt extinguishment gain	(173,676)	—
Other	(861)	2,479
Changes in assets and liabilities:
Accounts receivable	(42,407)	(13,105)
Inventory	(1,990)	(8,112)
Prepaid expenses and other current assets	(6,731)	11,969
Other assets	(8,977)	(1,419)
Accounts payable	231	4,218
Accrued expenses	(5,058)	(25,694)
Other long-term liabilities	(1,874)	(7,238)
Deferred revenue	2,624	(9,963)
Operating lease liabilities	(5,829)	(5,160)
Net cash used in operating activities	(149,585)	(253,436)
Cash flows from investing activities
Purchases of property and equipment	(3,673)	(5,138)
Purchases of investments	(555,638)	(407,770)
Maturities of investments	448,150	617,765
Net cash provided by (used in) investing activities	(111,161)	204,857
Cash flows from financing activities
Proceeds from at-the-market offerings, net of issuance costs	48,936	—
Net proceeds from stock option exercises and employee stock purchase plan	49,607	5,298
Principal payments for financing arrangements	(541)	—
Net proceeds from term loan facility	146,973	—
Net cash provided by financing activities	244,975	5,298
Net increase in cash, cash equivalents, and restricted cash	(15,771)	(43,281)
Cash, cash equivalents and restricted cash at beginning of period	81,524	124,904
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(176)	256
Cash, cash equivalents and restricted cash at end of period	$65,577	$81,879
Supplemental cash flow information
Cash paid for interest	$32,618	$15,167
Property and equipment purchases unpaid at period end	$40	$2,603
Cash paid for taxes, net	$554	$676

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

The Company has a track record of success with two approved medicines, including AYVAKIT®/AYVAKYT® (avapritinib), which the Company is bringing to patients living with systemic mastocytosis (SM) and PDGFRA Exon 18 mutant GIST in the U.S. and Europe. Leveraging the Company’s established research, development, and commercial capability and infrastructure, the Company now aims to significantly scale its impact by advancing a broad pipeline of programs ranging from early science to advanced clinical trials in mast cell diseases including SM and chronic urticaria, breast cancer and other solid tumors.

As of June 30, 2024, the Company had cash, cash equivalents and marketable securities of $868.5 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2024, the results of its operations for the three and six months ended June 30, 2024 and 2023, stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any future period.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2023 Annual Report on Form 10-K, with the exception of the below new policy.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the disclosure requirements related to this new standard.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation and income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

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

In February 2023, the Company received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination became effective February 2024 and the Company regained commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. In January 2024, the Company decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and the CStone Territory following the termination of the Roche pralsetinib collaboration. In connection with and effective upon the termination of the Roche pralsetinib collaboration agreement, on February 22, 2024 (the Royalty Pharma Termination Date), Royalty Pharma and the Company agreed to terminate the Royalty Purchase Agreement (Royalty Pharma Termination Agreement). Following the termination of the Royalty Purchase Agreement, the Company has no outstanding obligations under the Royalty Purchase Agreement, other than the remaining royalty payment obligation related to GAVRETO net sales through the termination effective date. As of June 30, 2024, the Company had no plan to enter into a new arrangement to commercialize GAVRETO outside of the U.S. and the CStone territory.

The Company has no material outstanding obligations under the Royalty Pharma Termination Agreement and it was accounted for as a debt extinguishment under ASC 470-50 as the terms and conditions of the Royalty Purchase Agreement had undergone a substantial modification and the modified terms are considered substantially different. As a result, during the six months ended June 30, 2024, the Company recorded a debt extinguishment gain of $173.7 million as other income in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2024, the net carrying value of the Company’s liability related to these agreements was $0.7 million, which was determined based on the fair value of the remaining cash flow associated with anticipated future payments outlined in the Royalty Pharma Termination Agreement.

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

As payments are made to Sixth Street Partners, the balance of the liability is effectively repaid over the life of the Future Revenue Purchase Agreement. In order to determine the amortization of the liability, the Company estimates the total amount of future revenue payments to be paid to Sixth Street Partners over the life of the arrangement. The exact amount of repayment is likely to change each reporting period. A significant increase or decrease in worldwide product sales of AYVAKIT/AYVAKYT and, if it is approved, elenestinib, will materially impact the liability related to this arrangement, interest expense and the time period for repayment. The Company periodically assesses the expected payments to Sixth Street Partners and prospectively adjusts the amortization of the liability related to this arrangement for material changes in such payments. As of June 30, 2024, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 10.6%. These estimates contain assumptions that impact the amount recorded and the interest expense that will be recognized in future periods.

As of June 30, 2024, the net carrying value of the liability related to this arrangement was $264.8 million. The following table shows the activity within the liability account (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning Balance at January 1	$266,670	$254,328
Interest expense recognized	13,971	14,021
Payments	(15,845)	(6,644)
Carrying value as of June 30	$264,796	$261,705

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

The following table shows the proceeds the Company has received under the Financing Agreement with Sixth Street Partners (in thousands):

			Debt discount/
Term loan draw	Date	Gross proceeds	Transaction cost	Net proceeds
Senior Secured Term Loan Facility	July 2022	$150,000	$12,214	$137,786
1st Senior Secured Delayed Draw Term Loan Facility	August 2023	100,000	2,067	97,933
2nd Senior Secured Delayed Draw Term Loan Facility	May 2024	150,000	3,027	146,973
		$400,000	$17,308	$382,692

Debt discounts and transaction costs have been recorded as a reduction to the carrying amount of the debt on the Company’s consolidated balance sheet and are amortized as additional interest expenses using the effective interest rate method over the period from issuance through maturity. In addition, the Company may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of Sixth Street Partners providing such incremental term loan. As of June 30, 2024, the Company’s estimate of the total interest expense resulted in an effective annual interest rate of 13.0%. The carrying amount of the debt as of June 30, 2024 is subject to variable interest rates, which are based on current market rates, and as such, approximates fair value.

The following table shows the activity within the liability account (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning Balance at January 1	$238,813	$139,083
Net proceeds received from the delayed draw term loan	146,973	—
Interest expense recognized	17,901	9,443
Payments	(16,773)	(8,523)
Carrying value as of June 30	$386,914	$140,003

The Company’s obligations under the Financing Agreement are secured, subject to certain exceptions, by security interests in substantially all assets of the Company and certain of its subsidiaries. The Financing Agreement contains customary negative covenants that, among other things and subject to certain exceptions, could restrict the Company’s ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Financing Agreement also requires the Company to maintain a consolidated liquidity of at least $80.0 million. As of June 30, 2024, the Company was in compliance with the applicable terms and conditions of the covenants under the Financing Agreement.

4. Marketable Securities

Marketable securities consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
June 30, 2024	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$122,010	$6	$(246)	$121,770
U.S. treasury obligations	692,390	68	(528)	691,930
Total	$814,400	$74	$(774)	$813,700

	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$170,194	$27	$(418)	$169,803
U.S. treasury obligations	525,880	588	(386)	526,082
Total	$696,074	$615	$(804)	$695,885

The following table summarizes the amortized cost basis and estimated fair value of the Company’s available-for-sale securities by contractual maturity as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	value	Cost	value
Within one year	$709,446	$708,831	$639,881	$639,355
After one through five years	104,954	104,869	56,193	56,530
Total	$814,400	$813,700	$696,074	$695,885

As of June 30, 2024 and December 31, 2023, the Company held 118 and 62 debt securities, respectively, that were in an unrealized loss position. The following table summarizes the estimated fair value and the aggregate unrealized loss of the Company’s available-for-sale securities that are in loss position as of June 30, 2024 and December 31, 2023 by the length of time the security has been in loss position (in thousands):

	June 30, 2024		December 31, 2023
	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses
Debt securities in unrealized loss position for 12 months or less	$553,474	$(530)	$267,917	$(550)
Debt securities in unrealized loss position for more than 12 months	106,490	(244)	64,659	(254)
Total debt securities	$659,964	$(774)	$332,576	$(804)

The Company has the intent and ability to hold its debt securities until recovery of amortized cost basis. As a result, the Company did not recognize any differences between the fair value and amortized cost basis as a loss in its condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023. The Company did not record any credit-related impairments for its available-for-sale securities for the three and six months ended June 30, 2024 and 2023.

The following table summarizes the proceeds from maturities of debt securities during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds from maturities of debt securities	$169,750	$309,515	$448,150	$617,765

The Company did not realize any gains or losses from maturities of debt securities for the three and six months ended June 30, 2024 and 2023.

5. Fair Value of Financial Instruments

The following table summarizes the Company’s cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2024 (in thousands):

		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$36,381	$36,381	$—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	121,770	—	121,770	—
U.S. treasury obligations	691,930	691,930	—	—
Total	$850,081	$728,311	$121,770	$—

The following table summarizes the Company’s cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$55,412	$55,412	$—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	169,803	—	169,803	—
U.S. treasury obligations	526,082	526,082	—	—
Total	$751,297	$581,494	$169,803	$—

6. Product Revenue

The Company generates product revenue from the sales of AYVAKIT/AYVAKYT in the U.S. and Europe. The following table summarizes net revenue recognized from product sales for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	$101,461	$34,307	$184,598	$69,234
Rest of World	12,654	5,569	22,043	9,711
Total product revenue	$114,115	$39,876	$206,641	$78,945

The Company primarily sells AYVAKIT/AYVAKYT through specialty distributors and specialty pharmacies. The following table summarizes the customers that represent 10% or greater of gross product revenue for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer 1	39%	41%	39%	42%
Customer 2	* %	11%	* %	11%
Customer 3	11%	%	10%	* %

* Indicates the customer’s share is under 10%.

The following table summarizes the customers with amounts due that represent 10% or greater of the accounts receivable associated with the Company’s product sales as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Customer 1	27%	34%
Customer 2	11%	11%
Customer 3	13%	10%
Customer 4	11%	* %
Customer 5	* %	10%

* Indicates the customer’s share is under 10%.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning balance at January 1	$19,274	$9,788
Provision related to sales in the current period	36,219	16,108
Adjustment related to prior periods sales	17	(531)
Credits and payments made	(27,553)	(10,553)
Ending balance at June 30	$27,957	$14,812

The total reserves that are included in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, are summarized as follows (in thousands):

	June 30,	December 31,
	2024	2023
Reduction of accounts receivable, net	$3,682	$1,809
Component of accrued expenses	24,275	17,465
Total revenue-related reserves	$27,957	$19,274

7. Inventory

Capitalized inventory consists of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$3,069	$3,147
Work in process	30,742	29,132
Finished goods	4,877	4,823
Total	$38,688	$37,102

Balance sheet classification

	June 30,	December 31,
	2024	2023
Inventory	$14,789	$21,223
Other assets	23,899	15,879
Total	$38,688	$37,102

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. The Company recognized an insignificant write-down for the three and six months ended June 30, 2024. The Company recognized a write-down of $0.5 million and $2.0 million for the three and six months ended June 30, 2023, respectively. Long-term inventory, which consists of work in process, is included in other assets in the unaudited condensed consolidated balance sheets.

8. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheets for the six months ended June 30, 2024 and 2023 (in thousands):

	June 30,	June 30,
	2024	2023
Cash and cash equivalents	$54,771	$75,527
Restricted cash	10,623	6,352
Restricted cash recorded as prepaid expenses and other current assets	183	—
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$65,577	$81,879

As of June 30, 2024 and December 31, 2023, $10.8 million and $10.2 million, respectively, of the Company’s cash is restricted by a financial institution primarily related to funds held to satisfy the requirements of certain government agreements and the security deposits for the lease agreements for the Company’s office and laboratory spaces.

9. Accrued Expenses

Accrued expenses as of June 30, 2024 and December 31, 2023 consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Research, development and commercial contract costs	$37,356	$49,354
Employee compensation	30,213	43,434
Accrued professional fees	25,090	12,522
Revenue-related reserves	24,275	17,465
Other	3,605	5,217
Total	$120,539	$127,992

10. Collaboration and Other Agreements

Rigel

On February 22, 2024, the Company entered into an Asset Purchase Agreement with Rigel Pharmaceuticals, Inc. (“Rigel”) for Rigel to purchase certain assets from the Company comprising the U.S. rights to research, develop, manufacture and commercialize GAVRETO (pralsetinib). Such assets include, among other things, applicable intellectual property related to pralsetinib in the U.S, including patents, copyrights and trademarks, as well as clinical regulatory and commercial data and records. Simultaneously and in connection with entering into the Asset Purchase Agreement, the parties also entered into certain supporting agreements, including a customary transition agreement, (such agreements collectively, the Rigel Agreement), pursuant to which, the Company transitioned certain inventory and regulatory and distribution responsibilities for pralsetinib to Rigel.

Under the terms of the Rigel Agreement, the Company will receive a purchase price of $15.0 million, with $10.0 million payable upon first commercial sale of GAVRETO by Rigel and an additional $5.0 million as a delayed purchase price payable on the later of (i) the first anniversary of the closing date of the transaction, or (ii) the completion of certain transition activities. The Company is also eligible to receive up to $102.5 million in contingent specified regulatory and commercial milestone payments, in addition to tiered percentage royalties ranging from 10 percent to 30 percent on annual net sales of GAVRETO in the U.S. The royalties will be payable until the later of (i) the expiration of the royalty term, as defined in the agreement, which begins on the date of the first commercial sale of GAVRETO in the U.S., (ii) the date of expiration of the last valid patent claim within the Company’s IP that covers GAVRETO in the U.S., and (iii) the expiration of the last regulatory exclusivity for GAVRETO in the U.S. Under the Rigel Agreement, the Company has an obligation to provide compensation to Rigel in response to credit events arising from the transition activities as defined in the Rigel agreement.

The Company determined that the Rigel Agreement is a transaction with a customer and therefore accounted for the transaction in accordance with ASC 606. As of the effective date, the Company determined that the agreement includes three performance obligations: the delivery of (1) the U.S. rights to GAVRETO; (2) additional pralsetinib clinical data; and (3) GAVRETO product to be purchased from Genentech.

The transaction price under ASC 606 was fully constrained at the inception of the Rigel Agreement due to the pending completion of key transition activities stipulated in the agreement, including the transfer of the new drug application (NDA). As of June 30, 2024, these key transition activities, including the transfer of the NDA, related patents, and GAVRETO product, were completed. The performance obligations related to the U.S. rights to GAVRETO and the GAVRETO product were satisfied at a point in time upon the completion of these key transition activities. The transaction price as of June 30, 2024 was determined to be $27.7 million, which consisted of $6.5 million consideration for the GAVRETO product, $10.0 million upfront purchase price payment, and $11.2 million in the milestone and royalty payments that were considered probable of achievement and not subject to significant subsequent reversal of revenue. The transaction price was allocated to the three performance obligations on a relative stand-alone selling price basis.

During the three and six months ended June 30, 2024, the Company recognized total revenue of $24.1 million which is comprised of GAVRETO product consideration of $6.5 million and the transaction price allocated to the U.S. rights to GAVRETO performance obligation of $17.6 million. The additional clinical data performance obligation will be satisfied at a point in time once the transfer of such data to Rigel is completed, and the allocated transaction price of $3.6 million was recorded as deferred revenue on the condensed consolidated financial statements as of June 30, 2024.

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

The following table summarizes the assets and liabilities under the Rigel Agreement as of June 30, 2024 (in thousands):

	June 30, 2024
	Current	Noncurrent	Total
Contract assets	$2,600	$8,620	$11,220
Contract liabilities	$—	$3,562	$3,562

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

The Company concluded the preferred stock investment should be accounted for as an equity investment as it is not mandatorily redeemable nor does the Company have the unilateral right to redeem the preferred stock, and the Company, along with its related parties, do not have a controlling financial interest in IDRx nor have the ability to influence the financial and operating policies through the ownership of preferred stock. IDRx’s preferred stock is not exchange-traded and does not have a readily determinable fair value. Therefore, the preferred stock investment is accounted for under the measurement alternative for equity investments that do not have a readily determinable fair value, which is at cost of $27.8 million including transaction costs of $0.3 million. As of June 30, 2024, the cost of the investment in IDRx’s preferred stock was $27.8 million and no adjustments have been recognized related to the preferred stock investment as a result of the application of the measurement alternative. No revenue was recorded under the IDRx License Agreement during the three and six months ended June 30, 2024 and 2023.

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

Under the 2022 Agreement, the Company paid Proteovant an upfront payment of $20.0 million in connection with the execution of the 2022 Agreement. This upfront payment was recorded as a prepaid asset on the Company’s consolidated balance sheet and was amortized as research and development expense over the expected research period because the Company concluded that Proteovant was providing the Company with research services throughout such period. The Company determined to continue to amortize the remaining prepaid asset balance as research and development expense over the expected research period of the A&R Agreement as VantAI continued to provide such research and development services. During the three and six months ended June 30, 2024, the Company recorded research and development expense of $1.8 million and $3.9 million under the A&R Agreement. During the three and six months ended June 30, 2023, research and development expense recorded under the 2022 Agreement was $4.3 million and $5.7 million, respectively.

The Company reevaluates the expected research period at the end of each reporting period and prospectively adjusts the amortization of the asset for changes in the expected research period. Each research and development milestone payment is accrued and expensed when probable.

Zai Lab

In November 2021, the Company entered into a collaboration (the Zai Lab agreement) with Zai Lab (Shanghai) Co., Ltd., (Zai Lab) to develop and commercialize certain licensed products for the treatment of EGFR-driven non-small cell lung cancer in Greater China, including Mainland China, Hong Kong, Macau and Taiwan (collectively, the Zai Lab Territory), which currently include BLU-945 and BLU-525. In January 2024, the Company decided to discontinue further investment in the early clinical-stage therapies for EGFR-mutant NSCLC globally. Zai Lab retains its rights to BLU-945 and BLU-525 under the agreement. The Company retains exclusive rights to the licensed products outside the Zai Lab Territory. The decision to deprioritize the licensed products does not have an impact on the Company’s accounting treatment related to the Zai Lab agreement.

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

The Company concluded that the Zai Lab agreement is a collaborative agreement under ASC 808 as both parties are active participants in the clinical trials and are exposed to significant risks and rewards of those activities under the Zai Lab agreement. The Company determined that the Zai Lab agreement contained two material components: (i) licenses granted to Zai Lab to exploit and develop each licensed product in the Zai Lab Territory and related activities in the Zai Lab Territory, including manufacturing, and (ii) global development of the licensed products. The Company concluded that Zai Lab is the Company’s customer for the licenses and related activities in the Zai Lab Territory under ASC 606, whereas payments received by the Company for global development activities, including manufacturing, are accounted for as a reduction of related expenses. The Company did not record any reductions of expenses under the Zai Lab agreement during the three and six months ended June 30, 2024 and 2023.

The Company evaluated the Zai Lab Territory specific licenses and related activities under ASC 606 and identified three material promises at the outset of the Zai Lab agreement, which consists of the following for each licensed product: (1) the exclusive license, (2) the initial know-how transfer and (3) manufacturing activities related to development and commercial supply of the licensed product in the Zai Lab Territory. The Company determined that the exclusive license and the initial know-how transfer were not distinct from each other, as the exclusive license has limited value without the corresponding know-how transfer. As such, for the purposes of ASC 606, the Company determined that these two material promises, the exclusive license and the initial know-how, should be combined into one distinct performance obligation. The manufacturing activities were excluded as performance obligation at the outset of the arrangement because it represented a customer option that was not a material right.

The Company determined that the license is a functional intellectual property license as Zai Lab benefited from the license along with the initial know-how transfer at the time of grant, and therefore the related performance obligation is satisfied at a point in time. The transaction price of the Zai Lab agreement at the outset of the arrangement was determined to be $25.0 million and the Company satisfied the performance obligation upon delivery of the licenses and initial know-how transfer and accordingly, the upfront payment of $25.0 million was recognized as revenue in 2021. Revenue from sales-based milestones and royalties will be recognized when the related sales occur. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. Costs that are incurred associated with Zai Lab Territory specific activities are reimbursable from Zai Lab and are recognized as revenue. The Company did not record any revenue under the Zai Lab agreement during the three and six months ended June 30, 2024, as well as the three months ended June 30, 2023. Revenue recorded during the six months ended June 30, 2023 was negligible.

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

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million. Through the collaboration termination effective date, the Company received an aggregate of $105.0 million in specified regulatory and commercialization milestones under the Roche pralsetinib collaboration agreement. In connection with the Roche pralsetinib collaboration agreement, in July 2020, the Company also entered into a stock purchase agreement with Roche Holdings, Inc. (Roche Holdings) pursuant to which the Company issued and sold an aggregate of 1,035,519 shares of common stock to Roche Holdings at a purchase price of $96.57 per share for a consideration of $100.0 million. The fair market value of the common stock issued to Roche Holdings was $79.3 million on the date of issuance. The Company determined that the premium of $20.7 million paid by Roche Holdings for the common stock should be attributed to the transaction price of the Roche pralsetinib collaboration agreement.

In the U.S., the Company and Roche co-commercialized pralsetinib and shared responsibilities, profits and losses equally. In addition, the Company received tiered royalties on annual net sales of pralsetinib outside the U.S., excluding the CStone Territory (the Roche Territory). The Company and Roche shared global development costs for pralsetinib at a rate of 45 percent for the Company and 55 percent for Roche.

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

The Company evaluated the Roche pralsetinib license under ASC 606 and concluded that the pralsetinib license was a functional intellectual property license and a distinct performance obligation. The Company determined that Roche benefited from the pralsetinib license at the time of grant, and therefore the related performance obligation was satisfied at a point in time. Costs incurred associated with the Roche Territory activities were reimbursable from Roche and were recognized as revenue.

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

Roche was the principal for recording product sales to customers in the U.S., and the Company recognized a portion of the profit as revenue and losses as collaboration loss sharing in its consolidated statements of operations and comprehensive income (loss). During the six months ended June 30, 2024, the Company recorded revenue of $1.4 million derived from profit sharing on Roche sales of GAVRETO in the U.S. and no collaboration profit or loss sharing was recorded during the three months ended June 30, 2024 due to the termination of the Roche pralsetinib collaboration agreement. During the three and six months ended June 30, 2023, the Company recorded a collaboration loss sharing expense of $1.2 million and $2.5 million on Roche’s sales of GAVRETO in the U.S., respectively.

During the three months ended June 30, 2024, the revenue recognized related to the Roche pralsetinib collaboration agreement was insignificant, and during the six months ended June 30, 2024, revenue of $0.5 million was recognized related to Roche Territory specific activities and royalty revenue through the collaboration termination effective date. During the three and six months ended June 30, 2023, the Company recorded revenue of $0.6 million and $1.2 million, respectively, related to the Roche Territory specific activities and royalty revenue.

For the parties’ participation in global development for pralsetinib and the U.S. commercialization activities for GAVRETO, the Company concluded that those activities and cost-sharing payments related to such activities were within the scope of ASC 808, as both parties were active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards of those activities under the Roche pralsetinib collaboration agreement. Payments to or reimbursements from Roche related to the global development activities were accounted for either as an increase or reduction of research and development expenses.

During the three months ended June 30, 2024, no significant operating expenses were recorded under the Roche pralsetinib collaboration. During the six months ended June 30, 2024, the Company recorded $1.0 million reduction to selling, general and administrative expenses in connection with the commercialization of GAVRETO in the U.S and $1.1 million increase in research and development expenses related to global development activities for pralsetinib under the Roche pralsetinib collaboration. During the three and six months ended June 30, 2023, the Company recorded $2.8 million and $5.6 million, respectively, as reductions in selling, general and administrative expenses in connection with the commercialization of GAVRETO in the U.S. and $5.3 million and $13.6 million, respectively, as increases in research and development expenses in connection with global development activities for pralsetinib.

Upon termination of the Roche pralsetinib collaboration agreement, the Company chose not to assume responsibility for any ongoing pralsetinib clinical trials, and under the terms of the Roche pralsetinib collaboration agreement, Roche bears sole responsibility for all costs associated with the wind-down of these trials.

Pursuant to the Roche transition agreement, the Company is obligated to reimburse Roche for wind-down costs associated with the marketing and commercialization activities occurred for Roche Territory until December 31, 2026. Additionally, the Company is obligated to reimburse Roche for any U.S. transition related costs that exceeds GAVRETO’s net sales in the U.S., and any remaining net profit are shared equally between the Company and Roche until December 31, 2025. The Company has concluded that such activities and associated payments to Roche are not within the scope of ASC 808 as only the Company is exposed to significant risks and awards associated with those activities. The Company records those wind-down costs and the net amount of U.S. transition costs reimbursable to Roche as selling, general, and administrative expenses when they are incurred. During the three and six months ended June 30, 2024, the net amount reimbursable to Roche for these wind-down and U.S. transition related costs was insignificant.

The following table summarizes the assets and liabilities associated with the Roche pralsetinib agreements as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Accounts receivable, net	$570	$—
Other current assets	$—	$361
Accrued expenses	$—	$7,388

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

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through June 30, 2024, the Company has received an aggregate of $50.0 million in cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through June 30, 2024, the Company is eligible to receive up to $460.0 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and Clementia purchased specified manufacturing inventory from the Company for a total of $1.5 million.

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

During the three and six months ended June 30, 2024 and 2023, no revenue was recognized from the Clementia agreement. All potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as the amounts were fully constrained based on the probability of achievement. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

There was no revenue deferred as a contract liability associated with the Clementia agreement as of June 30, 2024 and December 31, 2023.

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

The Company received an upfront cash payment of $40.0 million, and through June 30, 2024, the Company has achieved an aggregate of $38.5 million in milestones under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through June 30, 2024, the Company will be eligible to receive up to $307.5 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, CStone is obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone Territory, subject to adjustment in specified circumstances. CStone is responsible for costs related to the development of the licensed products in the CStone Territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone Territory that are shared by the Company and CStone.

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

The Company did not have significant manufacturing and research and development services related to the global development activities during the three and six months ended June 30, 2024 and 2023.

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

The Company did not achieve any milestones under the CStone agreement during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, cash consideration associated with the achieved regulatory milestone of $9.0 million was added to the estimated transaction price for the CStone agreement and recognized as revenue. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

Subsequent to the CStone agreement, the Company entered into various commercial supply and manufacturing technology transfer agreements for avapritinib and pralsetinib related to supply of drug substance and commercialization activities conducted specifically for the CStone Territory. The manufacturing activities in these agreements were considered as distinct performance obligations from the CStone collaboration agreement and collaboration revenue is recognized upon delivery of the drug substance and drug product to CStone. Considerations payable to CStone related to the Company’s obligations in connection with commercial supply of pralsetinib for the CStone Territory was recognized as a reduction of collaboration revenue.

A summary of revenue recognized under the CStone agreement during the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
License milestone revenue	$—	$9,000	$—	$9,000
Manufacturing services and royalty revenue related to CStone territory-specific activities	(81)	4,390	1,572	6,042
Total CStone collaboration revenue	$(81)	$13,390	$1,572	$15,042

The Company did not have any contract assets related to the CStone collaboration as of June 30, 2024 and December 31, 2023. The following table presents the contract liabilities associated with the CStone collaboration as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Contract liabilities	$3,165	$604
Accrued expenses	$703	$1,863

The Company’s liabilities associated with the CStone collaboration as of June 30, 2024 and December 31, 2023 resulted primarily from the Company’s obligations in connection with commercial supply of pralsetinib for the CStone Territory.

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

The Roche immunotherapy agreement represented a vendor-customer relationship under ASC 606 as the Company performed its one performance obligation at the outset of the Roche immunotherapy agreement, which consisted of: (1) the non-exclusive license; (2) the research and development activities through Phase 1; and (3) regulatory responsibilities under Phase 1 clinical trials.

The aggregate net transaction price of the Roche immunotherapy agreement was $64.7 million. The Company recognized revenue associated with the performance obligation using an input method, based on the costs incurred for the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation for each respective period. The amounts received that had not yet been recognized as revenue were deferred as a contract liability on the Company’s consolidated balance sheet and recognized over the remaining research and development period until the performance obligation was satisfied. The performance obligation was completely satisfied as of June 30, 2023 and no revenue was recognized thereafter for this agreement. The Company recognized $3.7 million and $25.7 million in revenue under the Roche immunotherapy agreement during the three and six months ended June 30, 2023, respectively, of which $0.2 million and $16.0 million, respectively, was recognized due to the changes in the contract liability balances at the beginning of each respective period. There was no revenue deferred as a contract liability associated with the Roche immunotherapy agreement as of June 30, 2024 and December 31, 2023.

11. Stockholders’ Equity

In February 2022, the Company entered into an at-the-market (ATM) Facility with Cowen and Company, LLC (Cowen), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $300.0 million through Cowen as sales agent. The Company did not issue any shares under the ATM Facility during the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company issued and sold 544,719 shares of its common stock under the ATM Facility and received net proceeds of $48.9 million. The Company did not issue any shares under the ATM Facility during the three and six months ended June 30, 2023.

12. Stock-based Compensation

Stock Plans

In 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the 2015 Plan), which replaced the Company’s 2011 Stock Option and Grant Plan, as amended (the 2011 Plan). The 2015 Plan includes incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, unrestricted stock, performance-based awards and cash-based awards. The Company initially reserved a total of 1,460,084 shares of common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provided that the number of shares reserved and available for issuance under the 2015 Plan would be cumulatively increased on January 1 of each calendar year by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2024, the number of shares reserved for issuance under the 2015 Plan was increased by 2,445,889 shares.

In March 2020, the Company’s board of directors adopted the 2020 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved a total of 1,000,000 shares of common stock for the issuance of awards under the Inducement Plan and in June 2022, the Company’s board of directors approved the reservation of an additional 1,500,000 shares of common stock for the issuance of awards under the Inducement Plan.

On June 12, 2024, the Company’s stockholders approved the 2024 Stock Incentive Plan (the 2024 Plan), which replaced the Company’s 2015 Plan and the Inducement Plan. As of June 30, 2024, there were 8,396,019 and 816,207 shares underlying awards outstanding under the 2015 Plan and the Inducement Plan, respectively. No further shares will be granted under the 2015 Plan and the Inducement Plan after the effective date of the 2024 Plan. The 2024 Plan provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, unrestricted stock and cash-based awards. The 2024 Plan provides for the issuance of up to 9,200,000 shares. Any shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased, expire or are otherwise terminated by the Company under the 2024 Plan and the 2015 Plan will be added back to the shares of common stock available for issuance under the 2024 Plan. As of June 30, 2024, there were 9,243,816 shares available for future grant under the 2024 Plan.

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

Stock options

The following table summarizes the stock option activity for the six months ended June 30, 2024:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2023	6,658,444	$66.48
Granted	1,020,680	95.51
Exercised	(785,710)	59.46
Canceled	(141,521)	73.46
Outstanding at June 30, 2024	6,751,893	$71.64
Exercisable at June 30, 2024	4,415,098	$71.06

As of June 30, 2024, the total unrecognized compensation expense related to unvested stock option awards was $91.1 million, which is expected to be recognized over a weighted-average period of approximately 2.72 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the six months ended June 30, 2024:

		Weighted-Average
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2023	2,107,026	$60.33
Granted	937,448	95.32
Vested	(646,961)	63.18
Forfeited	(79,680)	69.34
Unvested shares at June 30, 2024	2,317,833	$73.39

As of June 30, 2024, the total unrecognized compensation expense related to unvested restricted stock units was $145.0 million, which is expected to be recognized over a weighted-average period of approximately 2.75 years.

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

The following table summarizes the PSU activity for the six months ended June 30, 2024:

		Weighted-Average
		Grant Date
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2023	52,500	$59.32
Granted	90,000	135.84
Vested	—	—
Forfeited	—	—
Unvested shares at June 30, 2024	142,500	$107.65

As of June 30, 2024, the total unrecognized compensation expense related to unvested PSUs was $12.6 million, which is expected to be recognized over a weighted-average period of approximately 2.30 years.

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

Stock-based compensation expense

The Company recognized stock-based compensation expense of $28.0 million and $52.2 million for the three and six months ended June 30, 2024, respectively, and $23.8 million and $47.0 million for the three and six months ended June 30, 2023, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock options	$10,663	$10,337	$20,237	$21,197
Restricted stock units	15,898	12,913	29,734	24,853
Performance-based restricted stock units	1,275	257	1,868	344
Employee stock purchase plan	439	438	893	891
Subtotal	28,275	23,945	52,732	47,285
Capitalized stock-based compensation costs	(253)	(124)	(485)	(268)
Stock-based compensation expense included in total cost and operating expenses	$28,022	$23,821	$52,247	$47,017

Stock-based compensation expense, that is included in operating expenses, by classification within the unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$12,284	$10,227	$23,159	$20,344
Selling, general and administrative	15,738	13,594	29,088	26,673
Total	$28,022	$23,821	$52,247	$47,017

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

The calculation of net income (loss) and the number of shares used to compute basic and diluted net income (loss) per share for are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss) - basic and diluted	$(49,994)	$(132,793)	$39,141	$(262,354)
Weighted average shares outstanding - basic	62,854	60,516	62,217	60,322
Effect of dilutive securities:
Stock options	—	—	1,388	—
Restricted stock units	—	—	916	—
Performance-based restricted stock units	—	—	91	—
Weighted average shares outstanding - diluted	62,854	60,516	64,612	60,322
Net income (loss) per share - basic	$(0.80)	$(2.19)	$0.63	$(4.35)
Net income (loss) per share - diluted	$(0.80)	$(2.19)	$0.61	$(4.35)

The following table sets forth the potential shares excluded from the calculation of net income (loss) per share for the three and six months ended June 30, 2024 and 2023 because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock options	6,752	7,070	1,982	7,070
Restricted stock units	2,318	2,149	188	2,149
Performance-based restricted stock units	143	53	16	53
ESPP shares	27	47	27	47
Total	9,240	9,319	2,213	9,319

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

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of June 30, 2024, the Company has a full valuation allowance applied against its U.S. and foreign deferred tax assets.

On June 30, 2022, the Company entered into a Royalty Purchase Agreement with Royalty Pharma and a Future Revenue Purchase Agreement with Sixth Street Partners. Pursuant to the agreements, the Company received gross proceeds of $175.0 million from Royalty Pharma in June 2022 and $250.0 million from Sixth Street Partners in July 2022 upon the transactions closing. The total cash consideration of $425.0 million, in its entirety, was considered taxable income for calendar year ended December 31, 2022. In connection with and effective upon the termination of the Roche collaboration agreement, on February 22, 2024, Royalty Pharma and the Company entered into the Royalty Pharma Termination Agreement to terminate the Royalty Purchase Agreement. The Company accounted for the Royalty Pharma Termination Agreement as a debt extinguishment. As a result, during the six months ended June 30, 2024 the Company recorded $173.7 million as a debt extinguishment gain in its condensed consolidated financial statements. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements. For tax purposes, the debt extinguishment gain was excluded from the December 31, 2024 estimated taxable income calculation since it was already included in taxable income during the year ended December 31, 2022.

As of June 30, 2024, the Company expects to be in a taxable loss position for the calendar year ended December 31, 2024, and has recorded an income tax expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively. The Company recorded an income tax provision despite forecasting a taxable loss due to state income tax and taxable income from the jurisdictions in which the Company is subject to tax.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2024, the Company did not have any gross unrecognized tax benefit.

15. Leases

 The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements contain various clauses for renewal at the Company’s option and only certain exercised renewal options were included in the calculation of the operating lease assets and the operating lease liabilities, as other renewal options were not reasonably certain of being exercised as of June 30, 2024. The lease agreements do not contain residual value guarantees.

Lease costs for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating leases:	2024	2023	2024	2023
Lease cost	$5,864	$5,662	$11,436	$11,543

The Company has not entered into any material short-term leases or financing leases as of June 30, 2024.

Supplemental cash flow information related to leases for the six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	$9,092	$8,812
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$111	$112

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	5.3
Weighted average discount rate	7.3%

16. Commitments and Contingencies

Purchase Commitments Associated with Clinical and Commercial Supply Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. The Company also has unconditional purchase obligations related to certain clinical manufacturing agreements. The aggregate amount of future unconditional purchase obligations under these manufacturing agreements over the period of next five years is approximately $4.0 million as of June 30, 2024.

Legal Proceedings

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included and may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company provides disclosure when it considers a loss reasonably possible or when it determines that a loss in excess of a reserve is reasonably possible. The Company provides an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless the Company believes that such an estimate cannot be made. The Company expenses the costs related to its legal proceedings as they are incurred. As of June 30, 2024, the Company has not recorded any material accruals for loss contingencies.

On June 7, 2024, a purported stockholder filed a putative class action lawsuit against the Company in the Court of Chancery of the State of Delaware, with the caption Johnson v. Blueprint Medicines Corporation, Case No. 2024-0625. Plaintiff claims in the complaint that a “Proxy Access” provision in the Company’s Amended and Restated Bylaws, effective November 30, 2022, is invalid under Delaware law because it allegedly usurps the right of stockholders to select the members of the board of directors, and plaintiff seeks declaratory relief invalidating that provision, as well as attorneys’ fees and costs. The Company has not yet responded to the complaint. The Company does not believe the outcome of this matter will have a material effect on its financial position, results of operations, or liquidity.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2024 or December 31, 2023.

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

Mast Cell-mediated Diseases — AYVAKIT®/AYVAKYT® (avapritinib), Elenestinib (BLU-263), and BLU-808

Over the past decade, we have gained insights and knowledge of the mast cell space, and we have reason to believe that mast cells play a much larger role in a broader range of allergic and inflammatory conditions than previously appreciated. Mast cells are the central effector cells in many allergic disorders. The ability to prevent mast cell activation and degranulation may have a major impact on the way we treat these disorders, including, but not limited to, SM, chronic urticaria, asthma, atopic dermatitis, food allergy, and eosinophilic esophagitis. These diseases impact large patient populations with medical needs, such that we believe multiple medicines can be supported by the market. Our understanding of the key characteristics of mast cells informs our research and development plans, and we are pursuing research and development approaches that aim to modulate mast cells directly, such as direct inhibition of KIT. AYVAKIT/AYVAKYT, elenestinib, and BLU-808 comprise our current portfolio of mast cell-targeted therapies, and the mast cell serves as the common thread for our expansion into additional monotherapy and combination therapy approaches and modalities.

AYVAKIT/AYVAKYT (avapritinib)

We are commercializing avapritinib for the treatment of advanced SM and indolent SM. SM is a rare hematologic disorder that causes an overproduction of mast cells and the accumulation of mast cells in the bone marrow and other organs, which can lead to a wide range of debilitating symptoms and, in advanced forms of the disease, organ dysfunction and failure. Nearly all cases of SM are driven by the KIT D816V mutation, which aberrantly activates mast cells. In June 2021, the FDA approved avapritinib under the brand name AYVAKIT for the treatment of adult patients with advanced SM, including aggressive SM (ASM), SM with an associated hematological neoplasm (SM-AHN), and mast cell leukemia (MCL) and, in May 2023, for adult patients with indolent SM. In March 2022, the European Commission approved the marketing authorization for AYVAKYT for the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy. In December 2023, the European Commission approved AYVAKYT for the treatment of adult patients with indolent SM with moderate to severe symptoms inadequately controlled on symptomatic treatment. These approvals in advanced SM were supported by our Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and our ongoing Phase 2 clinical trial in advanced SM, which we refer to as our PATHFINDER trial. At the European Hematology Association 2024 (EHA24) Hybrid Congress, we presented long-term data from PATHFINDER, demonstrating that with a median follow-up of more than three years, the median overall survival for AYVAKIT had not been reached in patients with advanced SM. The FDA’s approval of AYVAKIT for the treatment of patients with indolent SM was supported by data from our ongoing Phase 2 clinical trial in indolent SM, which we refer to as the PIONEER trial. At the American Academy of Allergy, Asthma, and Immunology (AAAAI) Annual Meeting 2024, we presented long-term data from PIONEER, demonstrating that AYVAKIT had a durable symptom impact and a well-tolerated safety profile, supporting long-term treatment and consistent with real-world experience observed in the commercial setting. At the European Academy of Allergy and Clinical Immunology (EAACI) Congress 2024, we presented long-term data from PIONEER, demonstrating that with a median follow-up of more than two years, AYVAKIT showed durable efficacy and a favorable safety profile in patients with indolent SM, and that safety data were consistent for the small number of patients who dose escalated to 50 mg once daily.

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

In February 2024, at the AAAAI Annual Meeting, we presented the preclinical attributes of BLU-808 that demonstrate its potency, selectivity, low potential for drug-drug interactions, and peripheral restriction. BLU-808 treatment led to dose-dependent inhibition and depletion of mast cells in multiple in vivo studies, and also improved lung function in an ovalbumin-induced asthma model. In June 2024, we submitted an Investigational New Drug (IND) application to FDA for BLU-808. We achieved clearance to proceed with a Phase 1 study in healthy volunteers and have initiated that study in the third quarter of 2024.

Cell Cycle Inhibition — BLU-222, BLU-956 and additional research programs

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

We have an ongoing Phase 1/2 trial of BLU-222 in cancers vulnerable to CDK2 inhibition, which we refer to as our VELA trial. BLU-222 is being developed as a monotherapy and in combination with other agents, including CDK4/6 inhibitors and estrogen receptors, antagonists, in HR+/HER2- breast cancer, and as a single agent and in combination in CCNE1-amplified tumor types. In June 2023, we presented initial clinical data from the VELA trial at the American Society of Clinical Oncology (ASCO) 2023 Annual Meeting, showing that BLU-222 was generally well-tolerated with evidence of cell cycle pathway modulation and a confirmed partial response in a monotherapy-treated patient with HR+/HER2- metastatic breast cancer who previously received five lines of therapy, including the CDK4/6 inhibitors palbociclib and abemaciclib. Treatment-related hematologic adverse events (AEs) commonly seen with CDK4/6 inhibitors were generally mild and primarily reported in patients with a history of low blood cell counts. No cardiac AEs or QTc prolongation were observed.

In 2023, we initiated dose escalation of BLU-222 in combination with the CDK4/6 inhibitor, ribociclib, and the estrogen receptor antagonist, fulvestrant, in patients with HR+/HER2- metastatic breast cancer. In June 2024, we presented tolerability data for BLU-222 in combination with ribociclib and fulvestrant in patients with HR+/HER2- breast cancer at the ASCO 2024 Annual Meeting, demonstrating that the combination of BLU-222, ribociclib, and fulvestrant was well-tolerated at all BLU-222 dose levels tested. No dose-limiting toxicities, treatment-related serious adverse events (SAEs), or BLU-222-related treatment discontinuations were reported. Treatment-related hematologic and gastrointestinal AEs were generally mild. Preliminary clinical activity showed compelling reductions in thymidine kinase 1 (TK1) and circulating tumor DNA (ctDNA), biomarkers that have been shown to be predictive of clinical benefit. All patients with evaluable ctDNA, a biomarker of tumor burden, treated with the BLU-222 400 mg BID combination dose regimen showed ctDNA reductions. These data highlight the impact of CDK2 inhibition when BLU-222 is combined with other therapies. We plan to complete Phase 1 combination dose escalation for BLU-222 in the second half of 2024 to inform our registration plans.

Solid Tumors: RET-Altered Cancers — GAVRETO® (pralsetinib)

RET is a receptor tyrosine kinase that activates multiple downstream pathways involved in cell proliferation and survival. RET can be activated by mutation or when a portion of the RET gene that encodes the kinase domain is joined to part of another gene creating a fusion gene that encodes an aberrantly activated RET fusion protein. RET activating mutations are implicated in advanced metastatic RET-mutant medullary thyroid cancer (MTC) (approximately 90 percent of patients), and RET fusions are implicated in several cancers, including papillary thyroid carcinoma (approximately 10-20 percent of patients) and non-small cell lung cancer (NSCLC) (1-2 percent of patients). In addition, oncogenic RET alterations are observed at low frequencies in colorectal, breast, pancreatic and other cancers, providing a therapeutic rationale for the use of RET inhibitors in multiple patient subpopulations.

We developed and commercialized pralsetinib for the treatment of RET fusion-positive NSCLC, and for the treatment of RET-altered thyroid carcinoma. We also developed pralsetinib for the treatment of other RET-altered solid tumors. We granted exclusive licenses to Roche and CStone to develop and commercialize pralsetinib in their respective territories. In February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement (as defined below). The termination became effective on February 22, 2024, at which time we entered into a transition agreement with Roche for this collaboration, which we refer to as the Roche transition agreement.

In January 2024, we decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and the CStone Territory, due to a lack of an alternate partner in these regions. As further described below, in February 2024, we entered into an Asset Purchase Agreement with Rigel Pharmaceuticals, Inc. (Rigel) for Rigel to purchase certain of our assets comprising the U.S. rights to research, develop, manufacture and commercialize GAVRETO (pralsetinib). The transition of such GAVRETO assets to Rigel was completed in June 2024. See “—Collaborations, Licenses and Other Agreements Summary” below.

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

We are currently pursuing two early degrader research programs under our targeted protein degradation collaboration with Proteovant, which was replaced in its entirety by the A&R Agreement (as defined below) entered into with VantAI, Inc. (VantAI) and Proteovant in December 2023. Through the collaboration with VantAI, we plan to research and advance three novel protein degrader programs, with the option, at our discretion, to expand the collaboration to include a fourth novel protein degrader target program. See “—Collaborations, Licenses and Other Agreements Summary” below.

Collaborations, Licenses and Other Agreements Summary

Roche—Immunotherapy Collaboration. In March 2016, we entered into a collaboration with Roche, which we refer to as the Roche immunotherapy agreement, to discover, develop and commercialize small molecule therapeutics targeting specified kinases, including the kinase target MAP4K1. On April 30, 2023, we entered into a mutual termination agreement with Roche, pursuant to which the parties mutually agreed to terminate the Roche immunotherapy agreement and we retained the rights to any and all compounds developed under the collaboration. We are in the process of exploring opportunities to re-partner the asset for future development.

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

Zai Lab. In November 2021, we entered into a collaboration and license agreement with Zai Lab, which we refer to as the Zai collaboration agreement, to develop and commercialize certain licensed products for the treatment of EGFR-driven NSCLC in Greater China, including Mainland China, Hong Kong, Macau and Taiwan, which currently includes BLU-945 and BLU-525. In January 2024 at the J.P. Morgan Healthcare Conference, we announced that we are discontinuing further investment in early clinical-stage therapies for EGFR-mutant NSCLC globally; however, Zai Lab retains its rights to BLU-945 and BLU-525 under the Zai collaboration agreement.

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

Rigel Pharmaceuticals. In February 2024, we entered into an Asset Purchase Agreement with Rigel for Rigel to purchase certain of our assets comprising the U.S. rights to research, develop, manufacture and commercialize GAVRETO (pralsetinib). Simultaneously and in connection with entering into the Asset Purchase Agreement, the parties also entered into certain supporting agreements, including a customary transition agreement, with such agreements collectively referred to as the Rigel Agreement. Pursuant to the Rigel Agreement, we transitioned certain inventory, regulatory and distribution responsibilities for GAVRETO to Rigel in June 2024. Following the transition of such GAVRETO assets to Rigel, pursuant to the Rigel Agreement, we are eligible to receive contingent specified regulatory and commercial milestone payments, in addition to certain tiered percentage royalties on annual net sales of GAVRETO in the U.S.

For additional information, see Note 10, Collaborations and Other Agreements, to our unaudited condensed consolidated financial statements.

Financing Arrangements Summary

Royalty Purchase Agreement. In June 2022, we entered into a purchase and sale agreement, which we refer to as the Royalty Purchase Agreement, with Royalty Pharma. Pursuant to this Royalty Purchase Agreement, we received an upfront cash payment of $175.0 million in exchange for all of our existing rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone Territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. However, in February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination became effective in February 2024 and we regained commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. In January 2024, the Company decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and the CStone Territory following the termination of the Roche pralsetinib collaboration. In connection with and effective upon the termination of the Roche pralsetinib collaboration agreement, on February 22, 2024, we and Royalty Pharma agreed to terminate the Royalty Purchase Agreement, which we refer to as the Royalty Pharma Termination Agreement. Following the termination of the Royalty Purchase Agreement, we have no outstanding obligations under the Royalty Purchase Agreement, other than the remaining royalty payment obligation related to GAVRETO net sales through the termination effective date. As of June 30, 2024, we have no plans to enter into a new arrangement to commercialize GAVRETO outside of the U.S. and the CStone territory.

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

Debt Facility. In June 2022, we entered into a financing agreement for up to $660.0 million with Sixth Street Partners, which we refer to as the Financing Agreement. The Financing Agreement, as amended, provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice, subject to certain terms and conditions. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In August 2023, we received the first tranche of the senior secured delayed draw term loan facility in the amount of $100.0 million in gross proceeds and in May 2024, we received the second tranche in the amount of $150.0 million in gross proceeds. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan.

For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through June 30, 2024, we have received an aggregate of $3.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering (IPO), follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion Pharma Holding (Alexion), and $400.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

Since inception, we have incurred significant operating losses. Our net income was $39.1 million for the six months ended June 30, 2024 primarily due to the $173.7 million debt extinguishment gain recognized in connection with the Royalty Pharma Termination Agreement. Our net losses were $507.0 million and $557.5 million for the years ended December 31, 2023 and 2022, respectively. As of June 30, 2024, we had an accumulated deficit of $2,300.8 million. We expect to continue to incur significant expenses and additional operating losses over the next few years. We anticipate variability in our expenses in future periods in connection with our ongoing activities, particularly as we:

●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize avapritinib and any current or future drug candidates for which we may obtain marketing approval;
●	seek marketing approval for avapritinib in additional geographies;
●	initiate or advance clinical development activities for other current or future drug candidates as monotherapies or in combination with other agents;
●	continue to discover, validate and develop additional drug candidates or development candidates, including elenestinib (BLU-263), BLU-222, BLU-808 and BLU-956;
●	continue to manufacture increasing quantities of drug substance and drug product material for use in preclinical studies, clinical trials and commercialization; and to purchase quantities of other agents for use in our clinical trials as we develop our drugs and drug candidates either as potential combination therapies or for use as comparator agents;
●	conduct research and development activities under certain collaborations;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license additional businesses, technologies, drugs or drug candidates, form strategic alliances or create joint ventures with third parties; and
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel.

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

For the three and six months ended June 30, 2024, our revenue primarily consisted of product sales of AYVAKIT/AYVAKYT as well as some collaboration, license and other revenue. Our collaboration, license and other revenue primarily included revenue related to the Rigel Agreement.

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

During 2024, we expect net product revenues to increase, as compared to 2023, as we continue to add new patients onto AYVAKIT/AYVAKYT, including advanced SM and indolent SM with the May 2023 label expansion.

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

Prior to receiving the initial FDA approval for AYVAKIT in January 2020, and subsequent approval in June 2021, we manufactured inventory to be sold upon commercialization and recorded approximately $31.0 million related to this inventory as research and development expense. As a result, the manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in prior periods and are therefore excluded from the cost of goods sold for the six months ended June 30, 2023. This pre-launch inventory was fully sold through during 2023 and as a result, it did not have an impact on the cost of goods sold for the six months ended June 30, 2024. We estimate our costs of goods sold related to product sales to be within the mid-single digit percentage range. Cost of goods sold related to sales of drug products to our collaboration partners are at lower margins.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our drug candidates, which include:

●	expenses incurred to acquire in-process research and development assets with no alternative future use;
●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf;
●	expenses incurred in connection with development activities under our now terminated collaboration for pralsetinib with Roche and research and development activities under our collaboration with VantAI;
●	the cost of consultants in connection with our research and development activities;
●	the cost associated with regulatory quality assurance and quality control operations;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical study materials, clinical trial materials and pre-validated commercial supply materials; and
●	facilities, depreciation, and other expenses, which include direct and allocated lease expenses and maintenance of facilities, insurance, and other operating costs in support of research and development activities.

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

A significant portion of our research and development expenses have been external expenses, which we track on a program-by-program basis following nomination as a development candidate. Our internal research and development expenses are primarily personnel-related expenses, including stock-based compensation expense. Except for internal research and development expenses related to collaboration agreements, we do not allocate our internal research and development expenses to specific drug candidate programs as they are deployed across multiple projects under development.

The following tables summarize our research and development expenses by principal program for the three and six months ended June 30, 2024 and 2023. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended June 30,
	2024	2023	Dollar change	% Change
Avapritinib external expenses	$5,696	$10,057	$(4,361)	(43)%
Pralsetinib external expenses	—	5,164	(5,164)	(100)
Elenestinib external expenses	3,427	6,333	(2,906)	(46)
EFGR franchise (BLU-451/525/701/945) external expenses	619	11,651	(11,032)	(95)
BLU-222 external expenses	5,632	12,501	(6,869)	(55)
BLU-808 external expenses	4,098	2,045	2,053	100
Other development and pre-development candidate expenses and unallocated expenses	24,115	25,335	(1,220)	(5)
Internal research and development expenses	40,683	36,977	3,706	10
Total research and development expenses	$84,270	$110,063	$(25,793)	(23)%

	Six Months Ended June 30,
	2024	2023	Dollar change	% Change
Avapritinib external expenses	$10,183	$21,389	$(11,206)	(52)%
Pralsetinib external expenses	1,125	9,463	(8,338)	(88)
Elenestinib external expenses	6,971	13,730	(6,759)	(49)
EGFR franchise (BLU-451/525/701/945) external expenses	5,179	33,145	(27,966)	(84)
BLU-222 external expenses	12,111	21,868	(9,757)	(45)
BLU-808 external expenses	7,276	3,224	4,052	126
Other development and pre-development candidate expenses and unallocated expenses	49,268	44,479	4,789	11
Internal research and development expenses	80,348	74,837	5,511	7
Total research and development expenses	$172,461	$222,135	$(49,674)	(22)%

*	Pralsetinib external expenses include expenses reimbursable to Roche under our now terminated collaboration for pralsetinib with Roche.

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

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest expense related to our financing arrangements with Sixth Street Partners. Interest expense on liabilities related to the sale of future revenues consists of the periodic interest calculated using the effective interest rate method over the future estimated royalty payments due to Sixth Street Partners over the life of the Future Revenue Purchase Agreement. Interest expense on the term loan with Sixth Street Partners results from the amortization of the debt liability using the effective interest method over the maturity of the term loan. We anticipate variability in interest expense from period to period as a result of the timing and amount of the sales of the underlying products and the changes in interest rates. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage (in thousands):

	Three Months Ended June 30,
	2024	2023	Dollar Change	% Change
Total revenues	$138,157	$57,570	$80,587	140%
Total cost and operating expenses	181,202	185,551	(4,349)	(2)
Total other expense, net	(6,847)	(4,622)	(2,225)	(48)
Loss before income taxes	(49,892)	(132,603)	82,711	62
Income tax expense	102	190	(88)	(46)
Net loss	$(49,994)	$(132,793)	$82,799	62%

Total Revenues

Total revenues consist of the following (in thousands):

	Three Months Ended June 30,
	2024	2023	Dollar Change	% Change
Product revenue, net	$114,115	$39,876	$74,239	186%
Collaboration, license and other revenue	24,042	17,694	6,348	36
Total revenues	$138,157	$57,570	$80,587	140%

Product Revenue, Net

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT during the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Dollar Change	% Change
United States	$101,461	$34,307	$67,154	196%
Rest of World	12,654	5,569	7,085	127
Total	$114,115	$39,876	$74,239	186%

Product revenue, net increased during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily driven by growth in the number of SM patients on therapy, including advanced SM and indolent SM with the May 2023 label expansion.

Collaboration, License and Other Revenue

The following table summarizes the revenue recognized from our collaboration, license and other agreements during the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Dollar change	% Change
Rigel Agreement	$24,141	$—	$24,141	100%
CStone collaboration	(81)	13,390	(13,471)	(101)
Other	(18)	4,304	(4,322)	(100)
Total collaboration, license and other revenue	$24,042	$17,694	$6,348	36%

Revenue recognized from our collaboration, license and other agreements increased during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to the revenue recorded under the Rigel Agreement upon completion of the transition during the three months ended June 30, 2024. This increase was partially offset by a decrease in revenue from the CStone collaboration. The decrease in CStone-related revenue was primarily due to a regulatory milestone of $9.0 million achieved during the three months ended June 30, 2023, a decrease in manufacturing services related to CStone Territory-specific activities, and a reduction in revenue recorded as a result of considerations payable to CStone in connection with commercial supply of pralsetinib for the CStone Territory.

Cost of Sales

The following table summarizes the cost of sales during the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Dollar change	% Change
Cost of product sales	$1,454	$1,803	$(349)	(19)%
Cost of collaboration and other agreement sales	6,139	520	5,619	1,081
Total cost of sales	$7,593	$2,323	$5,270	227%

Cost of sales increased during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily driven by GAVRETO product sales to Rigel. The cost of product sales decreased in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to lower inventory allowances as well as the sale of lower-cost dosages of AYVAKIT/AYVAKYT partially offset by the increase in product sales volume.

Collaboration Loss Sharing

During the three months ended June 30, 2024, no collaboration loss sharing was recognized under the Roche pralsetinib collaboration because the Roche pralsetinib collaboration was terminated on February 22, 2024. During the three months ended June 30, 2023, we recorded collaboration loss sharing of $1.2 million.

Research and Development Expense

The following table summarizes the research and development expenses during the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Dollar change	% Change
Clinical and manufacturing related activities	$6,468	$36,626	$(30,158)	(82)%
Compensation and related expenses	29,497	27,880	1,617	6
Early drug discovery and platform	19,583	19,489	94	0
Stock-based compensation	12,284	10,227	2,057	20
Consulting and professional services	6,447	7,166	(719)	(10)
Facilities and IT	9,044	8,187	857	10
Other	947	488	459	94
Total research and development expenses	$84,270	$110,063	$(25,793)	(23)%

Research and development expense decreased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to a decrease of $30.2 million in clinical and manufacturing related activities due to our focused approach towards optimizing operational efficiency across our portfolio while executing across our top priority programs as well as the timing of manufacturing of clinical trial materials.

Selling, General and Administrative Expense

The following table summarizes the sales, general and administrative expenses during the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Dollar change	% Change
Compensation and related expenses	$31,014	$29,451	$1,563	5%
Stock-based compensation	15,738	13,594	2,144	16
Commercial and related	22,708	11,367	11,341	100
Consulting and professional services	14,039	10,167	3,872	38
Facilities and IT	2,981	3,403	(422)	(12)
Other	2,859	3,949	(1,090)	(28)
Total sales, general and administrative expenses	$89,339	$71,931	$17,408	24%

Selling, general and administrative expense increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to:

●	An increase of $11.3 million in commercial and related activities primarily driven by efforts to support the commercialization of AYVAKIT/AYVAKYT; and
●	An increase of $3.9 million in consulting and professional services expenses primarily related to supporting business development activities.

Interest Expense, Net

The following table summarizes the interest expense, net, during the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Dollar Change	% Change
Interest income	$9,936	$7,749	$2,187	28%
Interest expense	(16,800)	(11,745)	(5,055)	(43)
Interest expense, net	$(6,864)	$(3,996)	$(2,868)	(72)%

Interest expense, net, increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to higher interest charges on the liability related to the sale of future revenues and the term loan with Sixth Street Partners, partially offset by higher interest income earned on our investments during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Other Expense, Net

The following table summarizes the other expense, net, during the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Dollar Change	% Change
Other expense, net	$(1)	$(626)	$625	100%

Other expense, net, decreased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to lower foreign currency losses.

Debt extinguishment gain

During the three months ended June 30, 2024, an insignificant amount of debt extinguishment gain was recognized related to the Royalty Pharma Termination Agreement entered into on February 22, 2024. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

Income Tax Expense

The following table summarizes the income tax expense during the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Dollar Change	% Change
Income tax expense	$102	$190	$(88)	(46)%

Income tax expense decreased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to the prior period unfavorable discrete items not recurring during the three months ended June 30, 2024.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage (in thousands):

	Six Months Ended June 30,
	2024	2023	Dollar Change	% Change
Total revenues	$234,273	$120,857	$113,416	94%
Total cost and operating expenses	356,142	373,045	(16,903)	(5)
Total other income (expense), net	161,292	(9,456)	170,748	1,806
Income (loss) before income taxes	39,423	(261,644)	301,067	115
Income tax expense	282	710	(428)	(60)
Net income (loss)	$39,141	$(262,354)	$301,495	115%

Total Revenues

Total revenues consist of the following (in thousands):

	Six Months Ended June 30,
	2024	2023	Dollar Change	% Change
Product revenue, net	$206,641	$78,945	$127,696	162%
Collaboration, license and other revenue	27,632	41,912	(14,280)	(34)
Total revenues	$234,273	$120,857	$113,416	94%

Product Revenue, Net

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT during the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Dollar Change	% Change
United States	$184,598	$69,234	$115,364	167%
Rest of World	22,043	9,711	12,332	127
Total	$206,641	$78,945	$127,696	162%

Product revenue, net increased during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily driven by growth in the number of SM patients on therapy, including advanced SM and indolent SM with the May 2023 label expansion.

Collaboration, License and Other Revenue

The following table summarizes the revenue recognized from our collaboration, license and other agreements during the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Dollar change	% Change
Rigel Agreement	$24,141	$—	$24,141	100%
CStone collaboration	1,572	$15,042	$(13,470)	(90)
Roche immunotherapy collaboration	—	25,705	(25,705)	(100)
Other	1,919	1,165	754	65
Total collaboration, license and other revenue	$27,632	$41,912	$(14,280)	(34)%

Revenue recognized from our collaboration, license and other agreements decreased during the six months ended June 30, 2024 as compared to six months ended June 30, 2023 primarily due to:

●	The termination of the Roche immunotherapy collaboration effective in April 2023. As a result of the termination, the percentage of completion to fulfill the performance obligations under the Roche immunotherapy collaboration was increased, and therefore, a significant portion of the remaining transaction price associated with the agreement was recognized as collaboration, license and other revenue during the six months ended June 30, 2023; and
●	Decreased revenue under our CStone collaboration primarily due to a regulatory milestone of $9.0 million achieved during the six months ended June 30, 2023, a decrease in manufacturing services related to CStone Territory-specific activities and a reduction in revenue recorded as a result of consideration payable to CStone in connection with commercial supply of pralsetinib for the CStone Territory.

The decrease in revenue was partially offset by the revenue recorded under the Rigel Agreement upon completion of the transition during the six months ended June 30, 2024.

Cost of Sales

The following table summarizes the cost of sales during the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Dollar change	% Change
Cost of product sales	$2,766	$2,986	$(220)	(7)%
Cost of collaboration and other agreement sales	8,019	2,512	5,507	219
Total cost of sales	$10,785	$5,498	$5,287	96%

Cost of sales increased during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to an increase in the cost of collaboration and other agreement related sales which was driven primarily by GAVRETO product sales to Rigel. The decrease in cost of product sales was primarily due to lower inventory allowances as well as the sale of lower-cost dosages of AYVAKIT/AYVAKYT partially offset by the increase in product sales volume.

Collaboration Loss Sharing

During the six months ended June 30, 2024, no collaboration loss sharing was recognized for the sales of GAVRETO to the customers in the U.S. because the commercialization activities of GAVRETO were profitable in the U.S. through its termination effective date of February 22, 2024 and generated profit sharing revenue of $1.4 million which was recorded as Roche pralsetinib collaboration revenue. During the six months ended June 30, 2023, we recorded collaboration loss sharing of $2.5 million.

Research and Development Expense

The following table summarizes the research and development expenses during the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Dollar change	% Change
Clinical and manufacturing related activities	$23,592	$74,122	$(50,530)	(68)%
Compensation and related expenses	59,089	56,527	2,562	5
Early drug discovery and platform	36,471	38,037	(1,566)	(4)
Stock-based compensation	23,159	20,344	2,815	14
Consulting and professional services	10,740	15,101	(4,361)	(29)
Facilities and IT	18,035	16,691	1,344	8
Other	1,375	1,313	62	5
Total research and development expenses	$172,461	$222,135	$(49,674)	(22)%

Research and development expense decreased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to a decrease of $50.5 million in clinical and manufacturing related activities primarily due to our focused approach towards optimizing operational efficiency across our portfolio while executing across our top priority programs, as well as the timing of manufacturing of clinical trial materials.

Selling, General and Administrative Expense

The following table summarizes the sales, general and administrative expenses during the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Dollar change	% Change
Compensation and related expenses	$64,130	$59,949	$4,181	7%
Stock-based compensation	29,088	26,673	2,415	9
Commercial and related	39,638	21,417	18,221	85
Consulting and professional services	28,538	19,704	8,834	45
Facilities and IT	5,760	6,958	(1,198)	(17)
Other	5,742	8,181	(2,439)	(30)
Total sales, general and administrative expenses	$172,896	$142,882	$30,014	21%

Selling, general and administrative expense increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to:

●	An increase of $18.2 million in commercial and related activities primarily driven by efforts to support the commercialization of AYVAKIT/AYVAKYT; and
●	An increase of $8.8 million in consulting and professional services expenses primarily related to supporting business development activities.

Interest Expense, Net

The following table summarizes the interest expense, net, during the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Dollar Change	% Change
Interest income	$19,112	$13,649	$5,463	40%
Interest expense	(31,872)	(23,464)	(8,408)	(36)
Interest expense, net	$(12,760)	$(9,815)	$(2,945)	(30)%

Interest expense, net, increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to higher interest charges on the liability related to the sale of future revenues and the term loan with Sixth Street Partners, partially offset by higher interest income earned on our investments during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Other Income, Net

The following table summarizes the other income, net, during the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Dollar Change	% Change
Other income, net	$376	$359	$17	5%

Other income, net, remained largely unchanged for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Debt extinguishment gain

During the six months ended June 30, 2024, a debt extinguishment gain of $173.7 million was recognized as a result of the Royalty Pharma Termination Agreement entered into on February 22, 2024. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

Income Tax Expense

The following table summarizes the income tax expense during the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Dollar Change	% Change
Income tax expense	$282	$710	$(428)	(60)%

Income tax expense decreased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to the prior period unfavorable discrete items not recurring during the six months ended June 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and license agreements, future royalty and revenue monetization, and a term loan. Through June 30, 2024, we have received an aggregate of $3.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion, and $400.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $868.5 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(149,585)	$(253,436)
Net cash provided by (used in) investing activities	(111,161)	204,857
Net cash provided by financing activities	244,975	5,298
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(15,771)	$(43,281)

Net Cash Used in Operating Activities. For the six months ended June 30, 2024, compared to the same period in 2023, the $103.9 million decrease in net cash used in operating activities was primarily due to the decrease in net loss of $301.5 million which was partially offset by the non-cash adjustment for the debt extinguishment gain of $173.7 million and changes in our operating assets and liabilities of $15.5 million. The changes in net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments.

Net Cash Provided by (Used in) Investing Activities. For the six months ended June 30, 2024, compared to the same period in 2023, the $316.0 million increase in net cash used in investing activities was primarily due to the $317.5 million increase in net purchases of available for sale investments.

Net Cash Provided by Financing Activities. For the six months ended June 30, 2024, compared to the same period in 2023, the $239.7 million increase in net cash provided by financing activities was primarily due to the $48.9 million increase in proceeds received from the ATM Facility (as defined below), the $44.3 million increase in net proceeds received from stock option exercises and employee stock purchase plan, and the $147.0 million increase in net proceeds from the term loan facility.

Debt Financing

In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma. Pursuant to the Royalty Purchase Agreement, we received an upfront payment of $175.0 million in consideration for our rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone Territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. In connection with and effective upon the termination of the Roche pralsetinib collaboration agreement, on February 22, 2024, we and Royalty Pharma agreed to terminate the Royalty Purchase Agreement. As of June 30, 2024, the net carrying value of liability related to this arrangement was $0.7 million.

In July 2022, we closed a Future Revenue Purchase Agreement with Sixth Street Partners and received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of elenestinib (BLU-263), but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of June 30, 2024, the net carrying value of the liability related to this arrangement was $264.8 million.

In July 2022, we closed a Financing Agreement for up to $660.0 million with Sixth Street Partners. The Financing Agreement, entered into by the parties in connection with the transaction provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice subject to certain terms and conditions. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In August 2023, we received the first tranche of the senior secured delayed draw term loan facility in the amount of $100.0 million in gross proceeds and in May 2024, we received the second tranche in the amount of $150.0 million in gross proceeds. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan. As of June 30, 2024, the net carrying value of the term loan was $386.9 million.

Our obligations under the Financing Agreement are secured, subject to certain exceptions, by security interests in substantially all of our assets and certain of our subsidiaries’ assets. The Financing Agreement contains customary negative covenants that, among other things and subject to certain exceptions, could restrict our ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Financing Agreement also requires us to have consolidated liquidity of at least $80.0 million.

For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

Sales Agreement with Cowen

In February 2022, we entered into an at-the-market (ATM) Facility with Cowen and Company, LLC (Cowen), pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $300.0 million through Cowen as sales agent. We did not issue any shares under the ATM Facility during the three months ended June 30, 2024. During the six months ended June 30, 2024, we issued and sold 544,719 shares of our common stock under the ATM Facility, at an average price of $91.88 per share, and received net proceeds of $48.9 million. We did not issue any shares under the ATM Facility during the three and six months ended June 30, 2023. As of June 30, 2024, we had $250.0 million of remaining capacity available under the ATM Facility.

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

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $868.5 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

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

Until we can generate material net cash inflows from our operations, we may choose to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, future revenue monetizations, collaborations, strategic alliances and licensing arrangements. We do not have any committed external sources of funds, other than our collaboration with CStone, the license agreements with Clementia and IDRx, the agreement with Rigel and the Financing Agreement with Sixth Street Partners, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. In addition, we may sell additional shares of our common stock pursuant to our ATM Facility with Cowen, as further discussed above. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Additional debt financing, if available, would increase our fixed payment obligations and may involve agreements that include additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

In May 2024, we received $150.0 million in gross proceeds of senior secured delayed draw term loan facility under our Financing Agreement with Sixth Street Partners. As of June 30, 2024, there have been no other material changes to our contractual obligations outside the ordinary course of business from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $868.5 million and $767.2 million, respectively, consisting primarily of money market funds and investments in U.S. government agency and treasury obligations.

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

We are also exposed to interest rate risk in connection with our borrowings under our senior secured term loan with Sixth Street Partners. As of June 30, 2024, we had $386.9 million of outstanding borrowings under the senior secured term loan. Pursuant to the Financing Agreement, outstanding indebtedness under the term loan bears interest at a rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The effective annual interest was 13.0% as of

June 30, 2024. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations. For more information regarding the Financing Agreement and the term loan with Sixth Street Partners, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from monetary policy from the U.S. and international central banks, inflationary pressures, and geopolitical developments, or instability or volatility in the global markets. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2024 and December 31, 2023, we held limited funds and future obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. Inflation rates, particularly in the U.S., have increased significantly in recent years and, although inflation rates have decelerated over the past year, they remain elevated. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the three and six months ended June 30, 2024. However, a significant or prolonged period of high inflation could adversely impact our results if costs were to increase at a rate greater than the increase in the revenues we generate.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, please see the section titled “Legal Proceedings” in Note 16, Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

●	We are in the process of growing as a commercial company and the marketing and sale of AYVAKIT/ AYVAKYT or any future approved drugs may be unsuccessful or less successful than anticipated.
●	The commercial success of our current and future drugs will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
●	If the market opportunities for our approved drugs or drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be adversely affected.
●	We face substantial competition, which may result in our commercial opportunity being reduced or limited by others commercializing, developing or discovering drugs before or more successfully than we do.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any of our approved drugs or drug candidates that we may develop.
●	If we are unable to obtain regulatory approval for our drug candidates (including for avapritinib in additional geographies) and ultimately commercialize them, or experience significant delays in doing so, our business may be materially harmed.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates, we will not be able to commercialize, or may be delayed in commercializing, such drug candidates, and our ability to generate revenue will be materially impaired.

●	Our drugs and drug candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, result in restrictive distribution or result in other negative consequences following marketing approval, if any.
●	Positive preclinical data, individual case report presentations, and interim or early or clinical results for our drug candidates may not be indicative of future results and may not evolve into final clinical data that supports continued clinical development or into registration-enabling data.
●	We may not be successful in our efforts to expand our pipeline of drug candidates.
●	We are required to comply with comprehensive and ongoing regulatory requirements for any of our current or future approved drugs, including conducting confirmatory clinical trials for any drug that receives accelerated approval. In addition, our current or future approved drugs could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.
●	We have incurred operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	We have entered into collaborations, licenses and other agreements with third parties for the development and commercialization of several of our drugs and drug candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these drugs and drug candidates.
●	We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.
●	We contract with third parties for the manufacture of our approved drugs and drug candidates, including for preclinical, clinical and commercial supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our approved drugs or drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and drugs or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
●	We may acquire or in-license businesses, technologies or platforms, approved drugs, drug candidates or discovery-stage programs, or form strategic alliances, collaborations or partnerships, in the future, and we may not realize the benefits of such acquisitions, in-licenses, alliances, collaborations or partnerships.
●	The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Risks Related to Commercialization

We continue to grow as a commercial company and the marketing and sale of AYVAKIT/AYVAKYT or any future approved drugs may be unsuccessful or less successful than anticipated.

We have had two approved precision therapies, AYVAKIT/AYVAKYT and GAVRETO. While we have been commercializing AYVAKIT in the U.S. and AYVAKYT in Europe and, prior to the sale of the related assets to Rigel pursuant to the Rigel Agreement, co-commercializing GAVRETO with Roche in the U.S., we only became a commercial company in 2020, and our track record of demonstrating our ability to successfully overcome the many risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry is somewhat limited. To execute our business plan, in addition to successfully marketing and selling our approved drugs, we will need to successfully:

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

AYVAKIT/AYVAKYT and elenestinib (BLU-263) face competition for advanced SM from Novartis AG’s midostaurin and imatinib, and may face competition from drug candidates in development, including that being developed by Alys Pharmaceuticals Inc., Cogent Biosciences, Inc. and Hoth Therapeutics, Inc. Avapritinib and elenestinib may face non-advanced SM competition from drug candidates in development, including those being developed by AB Science S.A., Allakos Inc., Alys Pharmaceuticals Inc., Celldex Therapeutics, Inc., Cogent Biosciences, Inc., Hoth Therapeutics, Inc., Invea Therapeutics Inc., and Telios Pharma Inc.

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

We are developing BLU-222 for cancers vulnerable to CDK2 inhibition, including CCNE1-aberrant cancers, which, if approved, will face competition from indication-specific therapies such as AstraZeneca’s capivasertib, AstraZeneca and Merck’s olaparib, AstraZeneca and Daiichi Sankyo’s trastuzumab deruxtecan, Clovis Oncology’s rucaparib, Eisai’s lenvatinib, Genentech’s bevacizumab, GSK’s niraparib, GSK’s dostarlimab, Menarini Group & Stemline Therapeutics’ elacestrant, Merck’s pembrolizumab, and Novartis' alpelisib. In addition, BLU-222 may face competition from drug candidates in development, including those being developed by Acrivon Therapeutics, Allorion Therapeutics, Inc., Anrui Biomedical Technology, Arvinas, AstraZeneca plc, Aucentra Therapeutics, Avenzo Therapeutics, Bayer, BeiGene, BioTheryX, Inc., Cedilla Therapeutics, Inc., Cyclacel Pharmaceuticals Inc., Eli Lilly and Company, Ensem Therapeutics, Exelixis, Gilead Sciences, Inc., Iambic Therapeutics, Inc., IMPACT Therapeutics, Inc., Incyclix Bio, LLC, Incyte Corporation, Monte Rosa Therapeutics, Inc., Nikang Therapeutics, Inc., Pfizer Inc., Plexium, Inc., Regor Therapeutics Inc., Relay Therapeutics, Inc., Repare Therapeutics, Inc., Satya Pharma Innovations Pvt. Ltd., and Zentalis Pharmaceuticals, Inc.

We are developing BLU-808 for chronic urticaria and other allergy/inflammation disorders, which, if approved, will face competition from omalizumab developed by Genentech, Inc. and Novartis AG. In addition, BLU-808 may face competition from drug candidates in development for chronic urticaria, including those developed by Alivexis Inc., Acelyrin Inc., Allakos Inc., Alys Pharmaceuticals Inc., Amgen Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Enanta Pharmaceuticals, Inc. Evommune, Inc., Hangshou Highlightll Pharmaceutical Co., Ltd., Incyte Corporation, InflaRx N.V., Jasper Therapeutics, Inc., Jiangsu Qyuns Therapeutics Co., KeifeRx, Leo Pharma A/S, Novartis AG, Regeneron Pharmaceuticals, Inc., Sanofi S.A., Santa Ana Bio, Inc., Taiho Pharmaceutical Co., Ltd., Third Harmonic Bio, Inc., and UnitedBiopharma Inc.

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

We expect to rely on third-party contract research organizations (CROs) and/or regulatory consultants to assist us in filing and supporting the applications necessary to gain regulatory approvals. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Should FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, if approval is obtained at all, both in the U.S. and abroad is expensive, may take many years if additional clinical trials are required and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies, interpretations or agency discretion during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted new drug application (NDA), for a drug candidate, may cause delays in the approval or rejection of an application. Moreover, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. Additionally, the FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. We currently have multiple marketing applications for our drug candidates under review across the world.

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

We commenced operations in April 2011 and we have focused substantially all of our efforts and financial resources to date on organizing and staffing our company, business planning, raising capital, establishing our intellectual property building our discovery platform, including our proprietary compound library and new target discovery engine, identifying kinase drug targets and potential drug candidates, conducting preclinical studies and clinical development for our drug candidates, commencing pre-commercial activities and the commercial launches for AYVAKIT/AYVAKYT and GAVRETO, and producing the API, drug substance and drug product material for use in preclinical studies and clinical trials for our drug candidates and commercial sale of our approved drugs.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through June 30, 2024, we have received an aggregate of $3.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.0 billion in upfront payments and milestone payments under our collaborations with Roche, CStone and Zai Lab, our license agreement with Clementia and our former collaboration with Alexion and $400.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we also have generated revenue through sales of our drug products.

Since inception, we have incurred significant operating losses. Our net income was $39.1 million for the six months ended June 30, 2024 primarily due to the debt extinguishment gain recognized in connection with the Royalty Pharma Termination Agreement. Our net losses were $507.0 million and $557.5 million for the years ended December 31, 2023 and 2022, respectively. As of June 30, 2024, we had an accumulated deficit of $2,300.8 million.

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
●the success of our collaborations with CStone and VantAI, our license agreements with Clementia and IDRx, our agreement with Rigel, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
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

If we are unable to obtain funding when needed on a timely basis or on attractive terms, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any of our approved drugs or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

Until such time, as we can generate material net cash inflows from our operations, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and future revenue monetizations. We do not have any committed external source of funds, other than our collaboration with CStone and the license agreements with Clementia and IDRx, the Financing Agreement with Sixth Street Partners, and the Rigel Agreement, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. In addition, we may sell additional shares of our common stock pursuant to our ATM Facility with Cowen. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Additional debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drugs and drug candidates that we would otherwise prefer to develop and market ourselves.

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

Under the Financing Agreement with Sixth Street Partners we have incurred a substantial amount of debt, which could adversely affect our business. In July 2022, we drew down the senior secured term loan of $150.0 million. The facility also includes a senior secured delayed draw term loan of up to $250.0 million to be funded in two tranches: (i) a tranche A delayed draw loan in an aggregate principal amount of $100.0 million and (ii) a tranche B delayed draw term loan in an aggregate principal amount of up to $150.0 million. In August 2023, we received tranche A of the senior secured delayed draw term loan facility in the amount of $100.0 million in gross proceeds. In May 2024, we received tranche B of the senior secured delayed draw term loan facility in the amount of $150.0 million in gross proceeds. We may also at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan.

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

Risks Related to Our Dependence on Third Parties

We have entered into collaborations, licenses and other agreements with third parties for the development and commercialization of several of our drugs and drug candidates. If such collaborations or arrangements are not successful, we may not be able to capitalize on the market potential of these drugs and drug candidates.

We have entered into collaborations, licenses and other agreements with CStone, Zai Lab, VantAI, Clementia, IDRx and Rigel for the development and commercialization of several of our drugs and drug candidates, and may enter into additional collaborations, licenses and other arrangements with other third parties in the future. The success of these arrangements will depend heavily on the efforts and activities of our collaborators, licensing partners and other contracting parties. Collaborators and other contracting parties generally have significant discretion in determining the efforts and resources that they will apply to these arrangements. In some situations, we may not be able to influence our collaboration partners’ decisions regarding the development and collaboration of our partnered drugs and drug candidates, and as a result, our collaboration partners may not pursue or prioritize the development and commercialization of those partnered drugs and drug candidates in a manner that is in our best interest. Disagreements between parties to a collaboration or other arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug or drug candidate and, in some cases, termination of the collaboration or other arrangement or result in litigation or arbitration, which would be time-consuming and expensive. Licensors generally have sole discretion in determining the efforts and resources that they will apply to the licensed products.

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

For all of our drug candidates, we may from time to time explore opportunities to identify and qualify additional manufacturers to provide such API, drug substance and drug product prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers. In addition, we currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for our approved drugs and clinical-stage drug candidates through 2024.

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

As of July 15, 2024, we had 638 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Our internal computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer cybersecurity incidents or breaches, which could result in a material disruption of our drugs’ and drug candidates’ development programs and have a material adverse effect on our reputation, business, financial condition or results of operations.

Our internal computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient and could include the use of artificial intelligence (AI), and machine learning to launch more automated, targeted and coordinated attacks on targets. The prevalent use of mobile devices also increases the risk of data security incidents. While we have not experienced any material system failure, accident or cybersecurity incident or breach to date, if such an event were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our drugs’ and drug candidates’ development programs and significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our drugs or drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or cybersecurity incident or breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or drug candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our drug candidates could be delayed. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity incidents, breaches, cyberattacks and other related security events.

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or cybersecurity incidents that result in the unauthorized access, release or transfer of sensitive information, including physician data, patient data, or any personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and cybersecurity incidents can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents.

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

We rely upon a variety of Internet service providers, third-party hosting facilities and cloud computing platform providers to support our business. Failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems could damage our reputation in the market, cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs, subject us to liability for damages and/or fines and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. Any damage to, or failure of, such systems, or communications to and between such systems, could result in interruptions in our operations. If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are victims of a cybersecurity incident or are breached, and unauthorized access is obtained to our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

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

In addition, we are subject to Swiss data protection laws, including the Federal Act on Data Protection (FADP). While the FADP provides broad protections to personal data, the Swiss federal Parliament enacted a revised version of the FADP, which became effective in September 2023. The new version of the FADP aligns Swiss data protection law with the GDPR. We have updated our agreements to reflect the new requirements per the FADP, but further modifications or changes may require revisiting these agreements.

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

In addition to European data protection requirements, we are subject to the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020 and imposed sweeping privacy and security obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unredacted or unencrypted personal information. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The CCPA was amended by the California Privacy Rights Act (CPRA) which became effective on January 1, 2023. The CPRA imposed additional obligations on companies covered by the legislation and significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA.

In addition to the CCPA, new privacy and data security laws have been enacted in numerous other states and have been proposed in even more states as well as in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which may accelerate. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. Furthermore, a smaller number of states have passed or are considering laws that are specifically focused upon health privacy, such as Washington’s My Health My Data Act which regulate the collection and sharing of health information. This law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically.

These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. The effects of the CCPA and other state and federal privacy laws are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may become subject, if enacted.

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

Cybersecurity presents an ongoing risk vector for our company. A cybersecurity incident or breach impacting our internal systems or network could compromise sensitive information of patients and employees, requiring additional resources to enable us to ensure remediation and proper notification. Additionally, we rely on vendors to provide many services where they collect, use or process sensitive data on our behalf or jointly. An incident compromising the databases of our internal network or our vendor’s information may materially impact our ability to continue development of our products or have appropriate data to complete FDA submissions. If data related to drug development is compromised, the integrity of that data might be impacted in such a way to render it unusable or potentially modified to a degree it will not be reliable. This type of attack may have material financial impacts resulting from a cybersecurity incident or breach disclosing or making unavailable IP related to our drug development through a ransomware attack or similar method. The continued development and management of our Information Security function may require additional investment of resources to mature our ability to prevent and respond to cybersecurity incidents or breaches.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 eliminates the once available option to deduct research and development expenditures currently and requires taxpayers to amortize specified research expenditures attributable to domestic research over a period of five years and fifteen years for research activities attributable to foreign research. As of June 30, 2024, the U.S. Congress has not passed legislation that would defer the amortization requirement to future periods and as such the inability to deduct research and development expenditures in their entirety starting in 2022 will have a material impact on the carryover of taxable losses used to offset future taxable income, and in turn will impact our cash flows in future years.

Risks Related to Our Common Stock

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through July 30, 2024. As a result of this volatility, our stockholders could incur substantial losses.

The stock market in general has recently experienced relatively large price and volume fluctuations. In particular, the market prices of securities of Nasdaq listed and biopharmaceutical companies have experienced extreme fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could include a decline in the value of our common stock. In addition, the market price for our common stock may be influenced by many factors, including:

●	the success of commercialization of our drugs and drug candidates, if approved;
●	the success of competitive drugs or technologies;
●	results of clinical trials of our drug candidates or those of our competitors;
●	regulatory or legal developments in the U.S. and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our drug candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional drug candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	natural disasters, epidemic or pandemic disease outbreaks, including the COVID-19 pandemic, trade wars, political unrest or other similar events;
●	general economic, industry and market conditions;
●	the announcement of, or developments in, any litigation matters; and
●	the other factors described in this “Risk Factors” section.

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. In February 2022, we entered into the Sales Agreement with Cowen through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million, subject to the terms and conditions of the Sales Agreement. Through June 30, 2024, we sold 544,719 shares of common stock pursuant to the Sales Agreement, at an average price of $91.88 per share, with aggregate net proceeds of

$48.9 million. If we sell additional shares of common stock under the Sales Agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. In addition, we are, and may from time-to-time become, involved in lawsuits and other disputes that could have a material impact on us. See the section titled “Legal Proceedings” in Note 16, Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding currently pending litigation. It is possible that we may not prevail in any such lawsuits and disputes even after expending significant amounts of money and company resources in defending our positions in such lawsuits and disputes. The outcome of such lawsuits and disputes is inherently uncertain and may have a negative impact on our business, financial condition and results of operations.

We have in the past relied in part on sales of our common shares through our at-the-market (ATM) offering program to raise capital. Increased volatility and decreases in market prices of equity securities generally and of our common shares in particular may have an adverse impact on our willingness and/or ability to continue to sell our common shares through our ATM Facility. Decreases in these sales could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, including current operations, future growth, revenues, net income and the market prices of our common shares.

In February 2022, we commenced a new ATM Facility to raise capital. Under our ATM Facility, we entered into the Sales Agreement, pursuant to which we can sell common shares, up to a maximum aggregate market value of $300.0 million, through one or more at-the-market offerings. Through June 30, 2024, we sold 544,719 shares of common stock pursuant to the Sales Agreement, at an average price of $91.88 per share, with aggregate net proceeds of $48.9 million. Given volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations, if we need additional capital.

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

Interest on any newly-issued debt securities and/or newly-incurred borrowings would increase our operating costs and increase our net loss, and these impacts may be material. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common shares could be materially and adversely affected. Should any financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could result in a material adverse effect on our business, operating results, financial condition and prospects.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws (bylaws) may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, enhanced procedural mechanics and disclosure requirements in connection with stockholder nominations and submissions of stockholder proposals, and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirors to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Our bylaws contain exclusive forum provisions, which may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable and may discourage lawsuits with respect to such claims.

Our bylaws provide that unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action, (2) any claim of breach of fiduciary duty, (3) any claim against a current or former director, officer, employee or stockholder, and (4) any action against our company governed by the internal affairs doctrine, which we refer to collectively as the Delaware forum provision. The Delaware forum provision does not apply to any claims arising under the Exchange Act or the Securities Act of 1933, as amended (Securities Act). Our bylaws further provide that, unless we consent in writing to an alternative forum, the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which we refer to as the federal forum provision. We have chosen the federal district courts of the U.S. as the exclusive forum for such Securities Act causes of action. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware forum provision and the federal forum provision.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of the Financing Agreement preclude us, and the terms of any future debt agreements may preclude us, from paying cash dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

Item 5. Other Information

During the three months ended June 30, 2024, one of the Company’s directors adopted a “Rule 10b5-1 trading arrangement,” as the term is defined in Item 408(a) of Regulation S-K. We describe the material terms of the Rule 10b5-1 trading arrangement below.

Name and Title	Action Taken	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Jeffrey W. Albers (Director)	Adoption (May 8, 2024)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the trading plan	May 8, 2024 – July 17, 2025	77,363

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed by the Registrant on November 9, 2015)
3.2

Amended and Restated Bylaws, as amended on November 30, 2022, of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Registrant on December 6, 2022).

10.1#	Blueprint Medicines Corporation 2024 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed by the Registrant on June 14, 2024)
10.2#

Form of award agreements under the Blueprint Medicines Corporation 2024 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-280405), filed by the Registrant on June 21, 2024)

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

Blueprint Medicines Corporation

Date: August 1, 2024	By:	/s/ Kathryn Haviland
Kathryn Haviland
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)