Form 10-Q
period 2024-09-30
Blueprint Medicines Corp
filed 2024-10-30
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on October 28, 2024: 63,525,838

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$89,356	$71,286
Marketable securities	644,817	639,355
Accounts receivable	65,814	42,827
Inventory	12,528	21,223
Prepaid expenses and other current assets	42,333	33,702
Total current assets	854,848	808,393
Marketable securities	148,180	56,530
Property and equipment, net	37,850	41,959
Operating lease right-of-use assets, net	66,416	73,691
Restricted cash	11,503	10,238
Equity investment	28,699	27,789
Other assets	52,153	30,650
Total assets	$1,199,649	$1,049,250
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	4,716	4,710
Accrued expenses	130,881	127,992
Current portion of operating lease liabilities	13,011	11,933
Current portion of deferred revenue	4,118	812
Current portion of liabilities related to the sale of future royalties and revenues	59,903	39,198
Current portion of term loan	45,032	30,278
Total current liabilities	257,661	214,923
Operating lease liabilities, net of current portion	71,916	81,751
Deferred revenue, net of current portion	7,916	4,792
Liabilities related to the sale of future royalties and revenues, net of current portion	201,304	402,427
Term loan, net of current portion	341,537	208,535
Other long-term liabilities	6,167	6,213
Total liabilities	886,501	918,641
Commitments and Contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 63,454,673 and 61,147,236 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	63	61
Additional paid-in capital	2,671,231	2,473,985
Accumulated other comprehensive loss	(1,070)	(3,495)
Accumulated deficit	(2,357,076)	(2,339,942)
Total stockholders’ equity	313,148	130,609
Total liabilities and stockholders’ equity	$1,199,649	$1,049,250

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$128,184	$54,228	$334,825	$133,173
Collaboration, license and other revenue	—	2,338	27,633	44,250
Total revenues	128,184	56,566	362,458	177,423
Cost and operating expenses:
Cost of sales	1,932	2,782	12,716	8,280
Collaboration loss sharing	—	1,771	—	4,301
Research and development	85,300	110,252	257,761	330,184
Selling, general and administrative	89,926	70,741	262,822	215,826
Total cost and operating expenses	177,158	185,546	533,299	558,591
Other income (expense):
Interest expense, net	(7,616)	(3,808)	(20,376)	(13,624)
Other income (expense), net	587	(728)	962	(369)
Debt extinguishment gain	—	—	173,676	—
Total other income (expense), net	(7,029)	(4,536)	154,262	(13,993)
Loss before income taxes	(56,003)	(133,516)	(16,579)	(395,161)
Income tax expense	273	197	554	907
Net loss	$(56,276)	$(133,713)	$(17,133)	$(396,068)
Other comprehensive loss:
Unrealized gains on available-for-sale investments	2,939	1,443	2,428	7,624
Currency translation adjustments	(119)	95	(4)	136
Comprehensive loss	$(53,456)	$(132,175)	$(14,709)	$(388,308)
Net loss per share - basic and diluted	$(0.89)	$(2.20)	$(0.27)	$(6.55)
Weighted-average number of common shares used in net loss per share - basic and diluted	63,381	60,688	62,608	60,445

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2023	61,147,236	$61	$2,473,985	$(3,495)	$(2,339,942)	$130,609
Issuance of common stock under stock plan	902,292	1	17,900	—	—	17,901
Stock-based compensation expense	—	—	24,457	—	—	24,457
At-the-market offerings, net of issuance costs	544,719	1	48,935	—	—	48,936
Other comprehensive loss	—	—	—	(352)	—	(352)
Net income	—	—	—	—	89,136	89,136
Balance at March 31, 2024	62,594,247	$63	$2,565,277	$(3,847)	$(2,250,806)	$310,687

Issuance of common stock under stock plan and stock purchase plan	571,478	$—	$31,337	$—	$—	$31,337
Stock-based compensation expense	—	—	28,275	—	—	28,275
Other comprehensive loss	—	—	—	(43)	—	(43)
Other	—	—	(21)	—	—	(21)
Net loss	—	—	—	—	(49,994)	(49,994)
Balance at June 30, 2024	63,165,725	$63	$2,624,868	$(3,890)	$(2,300,800)	$320,241

Issuance of common stock under stock plan	288,948	$—	$17,799	$—	$—	$17,799
Stock-based compensation expense	—	—	28,564	—	—	28,564
Other comprehensive income	—	—	—	2,820	—	2,820
Net loss	—	—	—	—	(56,276)	(56,276)
Balance at September 30, 2024	63,454,673	$63	$2,671,231	$(1,070)	$(2,357,076)	$313,148

Balance at December 31, 2022	59,958,919	$60	$2,358,018	$(10,443)	$(1,832,958)	$514,677
Issuance of common stock under stock plan	457,416	—	—	—	—	—
Stock-based compensation expense	—	—	23,340	—	—	23,340
Other comprehensive income	—	—	—	5,841	—	5,841
Net loss	—	—	—	—	(129,560)	(129,560)
Balance at March 31, 2023	60,416,335	$60	$2,381,358	$(4,602)	$(1,962,518)	$414,298

Issuance of common stock under stock plan and stock purchase plan	221,940	$1	$5,298	$—	$—	5,299
Stock-based compensation expense	—	—	23,945	—	—	23,945
Other comprehensive income	—	—	—	381	—	381
Net loss	—	—	—	—	(132,794)	(132,794)
Balance at June 30, 2023	60,638,275	$61	$2,410,601	$(4,221)	$(2,095,312)	$311,129

Issuance of common stock under stock plan	102,469	$—	$445	$—	$—	445
Stock-based compensation expense	—	—	23,212	—	—	23,212
Other comprehensive income	—	—	—	1,538	—	1,538
Net loss	—	—	—	—	(133,713)	(133,713)
Balance at September 30, 2023	60,740,744	$61	$2,434,258	$(2,683)	$(2,229,025)	$202,611

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(17,133)	$(396,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,290	10,134
Non-cash lease expense	7,381	6,759
Stock-based compensation	80,529	70,087
Non-cash interest expense	783	11,886
Net (accretion of discount) amortization of premium on investments	(17,172)	(11,527)
Non-cash debt extinguishment gain	(173,676)	—
Other	(1,677)	2,342
Changes in assets and liabilities:
Accounts receivable	(22,516)	(18,970)
Inventory	(6,055)	(5,195)
Prepaid expenses and other current assets	(7,350)	10,570
Other assets	(9,572)	(1,724)
Accrued expenses and accounts payable	3,447	(10,856)
Other long-term liabilities	(6,199)	(7,235)
Deferred revenue	2,561	(10,280)
Operating lease liabilities	(8,863)	(7,842)
Net cash used in operating activities	(163,222)	(357,919)
Cash flows from investing activities
Purchases of property and equipment	(3,698)	(11,389)
Purchases of investments	(756,662)	(648,705)
Maturities of investments	679,150	855,365
Net cash provided by (used in) investing activities	(81,210)	195,271
Cash flows from financing activities
Proceeds from at-the-market offerings, net of issuance costs	48,936	—
Net proceeds from stock option exercises and employee stock purchase plan	67,984	5,729
Net proceeds from term loan facility	146,973	97,968
Principal payments for financing arrangements	(541)	—
Net cash provided by financing activities	263,352	103,697
Net increase (decrease) in cash, cash equivalents, and restricted cash	18,920	(58,951)
Cash, cash equivalents and restricted cash at beginning of period	81,524	124,904
Effect of exchange rate changes on cash, cash equivalents and restricted cash	415	(285)
Cash, cash equivalents and restricted cash at end of period	$100,859	$65,668
Supplemental cash flow information
Cash paid for interest	$56,055	$25,455
Property and equipment purchases unpaid at period end	$106	$1,921
Cash paid for taxes, net	$789	$762

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

As of September 30, 2024, the Company had cash, cash equivalents and marketable securities of $882.4 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023, stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any future period.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2023 Annual Report on Form 10-K, with the exception of the below new policy.

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

In February 2023, the Company received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination became effective February 2024 and the Company regained commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. In January 2024, the Company decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and the CStone Territory following the termination of the Roche pralsetinib collaboration. In connection with and effective upon the termination of the Roche pralsetinib collaboration agreement, on February 22, 2024 (the Royalty Pharma Termination Date), Royalty Pharma and the Company agreed to terminate the Royalty Purchase Agreement (Royalty Pharma Termination Agreement). Following the termination of the Royalty Purchase Agreement, the Company has no outstanding obligations under the Royalty Purchase Agreement, other than the remaining royalty payment obligation related to GAVRETO net sales through the termination effective date. As of September 30, 2024, the Company had no plan to enter into a new arrangement to commercialize GAVRETO outside of the U.S. and the CStone territory.

The Company has no material outstanding obligations under the Royalty Pharma Termination Agreement and it was accounted for as a debt extinguishment under ASC 470-50 as the terms and conditions of the Royalty Purchase Agreement had undergone a substantial modification and the modified terms are considered substantially different. As a result, during the nine months ended September 30, 2024, the Company recorded a debt extinguishment gain of $173.7 million as other income in the unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024, the net carrying value of the Company’s liability related to these agreements was $0.7 million, which was determined based on the fair value of the remaining cash flow associated with anticipated future payments outlined in the Royalty Pharma Termination Agreement.

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

The Company continues to own the research, development, manufacturing and commercialization of AYVAKIT/AYVAKYT and if it is approved, elenestinib, and has significant continuing involvement in the generation of the cash flows under the Future Revenue Purchase Agreement. Therefore, the Company continues to account for any revenue earned from worldwide product sales of AYVAKIT/AYVAKYT and, if it is approved, elenestinib, on its unaudited condensed consolidated statements of operations and comprehensive loss. Net proceeds received from the transaction were recorded as a liability related to sale of future royalties and revenues on the consolidated balance sheet. The Company accretes the $250.0 million, net of transaction costs of $5.4 million, to the total of these future payments as interest expense using the effective interest method over the estimated life of the arrangement.

As payments are made to Sixth Street Partners, the balance of the liability is effectively repaid over the life of the Future Revenue Purchase Agreement. In order to determine the amortization of the liability, the Company estimates the total amount of future revenue payments to be paid to Sixth Street Partners over the life of the arrangement. The exact amount of repayment is likely to change each reporting period. A significant increase or decrease in worldwide product sales of AYVAKIT/AYVAKYT and, if it is approved, elenestinib, will materially impact the liability related to this arrangement, interest expense and the time period for repayment. The Company periodically assesses the expected payments to Sixth Street Partners and prospectively adjusts the amortization of the liability related to this arrangement for material changes in such payments. As of September 30, 2024, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 10.5%. These estimates contain assumptions that impact the amount recorded and the interest expense that will be recognized in future periods.

As of September 30, 2024, the net carrying value of the liability related to this arrangement was $260.5 million. The following table shows the activity within the liability account (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning Balance at January 1	$266,670	$254,328
Interest expense recognized	20,721	21,043
Payments	(26,921)	(10,484)
Carrying value as of September 30	$260,470	$264,887

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

Debt discounts and transaction costs have been recorded as a reduction to the carrying amount of the debt on the Company’s consolidated balance sheet and are amortized as additional interest expenses using the effective interest rate method over the period from issuance through maturity. In addition, the Company may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of Sixth Street Partners providing such incremental term loan. As of September 30, 2024, the Company’s estimate of the total interest expense resulted in an effective annual interest rate of 12.3%. The carrying amount of the debt as of September 30, 2024 is subject to variable interest rates, which are based on current market rates, and as such, approximates fair value.

The following table shows the activity within the liability account (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning Balance at January 1	$238,813	$139,083
Net proceeds received from the delayed draw term loan	146,973	97,968
Interest expense recognized	29,917	15,557
Payments	(29,134)	(14,230)
Carrying value as of September 30	$386,569	$238,378

The Company’s obligations under the Financing Agreement are secured, subject to certain exceptions, by security interests in substantially all assets of the Company and certain of its subsidiaries. The Financing Agreement contains customary negative covenants that, among other things and subject to certain exceptions, could restrict the Company’s ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Financing Agreement also requires the Company to maintain a consolidated liquidity of at least $80.0 million. As of September 30, 2024, the Company was in compliance with the applicable terms and conditions of the covenants under the Financing Agreement.

4. Marketable Securities

Marketable securities consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
September 30, 2024	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$133,228	$292	$(32)	$133,488
U.S. treasury obligations	657,530	2,006	(27)	659,509
Total	$790,758	$2,298	$(59)	$792,997

	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$170,194	$27	$(418)	$169,803
U.S. treasury obligations	525,880	588	(386)	526,082
Total	$696,074	$615	$(804)	$695,885

The following table summarizes the amortized cost basis and estimated fair value of the Company’s available-for-sale securities by contractual maturity as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	value	Cost	value
Within one year	$643,209	$644,817	$639,881	$639,355
After one through five years	147,549	148,180	56,193	56,530
Total	$790,758	$792,997	$696,074	$695,885

As of September 30, 2024 and December 31, 2023, the Company held 22 and 62 debt securities, respectively, that were in an unrealized loss position. The following table summarizes the estimated fair value and the aggregate unrealized loss of the Company’s available-for-sale securities that are in loss position as of September 30, 2024 and December 31, 2023 by the length of time the security has been in loss position (in thousands):

	September 30, 2024		December 31, 2023
	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses
Debt securities in unrealized loss position for 12 months or less	$75,525	$(46)	$267,917	$(550)
Debt securities in unrealized loss position for more than 12 months	29,942	(13)	64,659	(254)
Total debt securities	$105,467	$(59)	$332,576	$(804)

The Company has the intent and ability to hold its debt securities until recovery of amortized cost basis. As a result, the Company did not recognize any differences between the fair value and amortized cost basis as a loss in its condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023. The Company did not record any credit-related impairments for its available-for-sale securities for the three and nine months ended September 30, 2024 and 2023.

The following table summarizes the proceeds from maturities of debt securities during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds from maturities of debt securities	$231,000	$237,600	$679,150	$855,365

The Company did not realize any gains or losses from maturities of debt securities for the three and nine months ended September 30, 2024 and 2023.

5. Fair Value of Financial Instruments

The following table summarizes the Company’s cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2024 (in thousands):

		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$57,153	$57,153	$—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	133,488	—	133,488	—
U.S. treasury obligations	659,509	659,509	—	—
Total	$850,150	$716,662	$133,488	$—

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

6. Product Revenue

The Company generates product revenue from the sales of AYVAKIT/AYVAKYT in the U.S. and Europe. The following table summarizes net revenue recognized from product sales for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	$113,133	$49,121	$297,731	$118,355
Rest of World	15,051	5,107	37,094	14,818
Total product revenue	$128,184	$54,228	$334,825	$133,173

The Company primarily sells AYVAKIT/AYVAKYT through specialty distributors and specialty pharmacies. The following table summarizes the customers that represent 10% or greater of gross product revenue for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer 1	38%	42%	39%	42%
Customer 2	14%	* %	12%	* %
Customer 3	11%	11%	* %	11%

* Indicates the customer’s share is under 10%.

The following table summarizes the customers with amounts due that represent 10% or greater of the accounts receivable associated with the Company’s product sales as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Customer 1	27%	34%
Customer 2	15%	* %
Customer 3	12%	11%
Customer 4	* %	10%
Customer 5	* %	10%

* Indicates the customer’s share is under 10%.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning balance at January 1	$19,274	$9,788
Provision related to sales in the current period	58,911	25,874
Adjustment related to prior periods sales	(171)	(545)
Credits and payments made	(43,326)	(17,469)
Ending balance at September 30	$34,688	$17,648

The total reserves that are included in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, are summarized as follows (in thousands):

	September 30,	December 31,
	2024	2023
Reduction of accounts receivable, net	$3,512	$1,809
Component of accrued expenses	31,176	17,465
Total revenue-related reserves	$34,688	$19,274

7. Inventory

Capitalized inventory consists of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$3,069	$3,147
Work in process	32,179	29,132
Finished goods	7,210	4,823
Total	$42,458	$37,102

Balance sheet classification

	September 30,	December 31,
	2024	2023
Inventory	$12,528	$21,223
Other assets	29,930	15,879
Total	$42,458	$37,102

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. The Company recognized an insignificant write-down for both the three and nine months ended September 30, 2024. The Company recognized a write-down of $0.1 million and $2.2 million for the three and nine months ended September 30, 2023, respectively. Long-term inventory, which consists of work in process, is included in other assets in the unaudited condensed consolidated balance sheets.

8. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheets for the nine months ended September 30, 2024 and 2023 (in thousands):

	September 30,	September 30,
	2024	2023
Cash and cash equivalents	$89,356	$55,972
Restricted cash	11,503	9,696
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$100,859	$65,668

As of September 30, 2024 and December 31, 2023, $11.5 million and $10.2 million, respectively, of the Company’s cash is restricted by a financial institution primarily related to funds held to satisfy the requirements of certain government agreements and the security deposits for the lease agreements for the Company’s office and laboratory spaces.

9. Accrued Expenses

Accrued expenses as of September 30, 2024 and December 31, 2023 consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Research, development and commercial contract costs	$35,886	$49,354
Employee compensation	40,267	43,434
Accrued professional fees	16,946	12,522
Revenue-related reserves	31,176	17,465
Other	6,606	5,217
Total	$130,881	$127,992

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

Under the terms of the Rigel Agreement, the Company has the right to receive a purchase price of $15.0 million, with $10.0 million paid upon first commercial sale of GAVRETO by Rigel and an additional $5.0 million as a delayed purchase price payable on the later of (i) the first anniversary of the closing date of the transaction, or (ii) the completion of certain transition activities. The Company is also eligible to receive up to $102.5 million in contingent specified regulatory and commercial milestone payments, in addition to tiered percentage royalties ranging from 10 percent to 30 percent on annual net sales of GAVRETO in the U.S. The royalties will be payable until the later of (i) the expiration of the royalty term, as defined in the agreement, which begins on the date of the first commercial sale of GAVRETO in the U.S., (ii) the date of expiration of the last valid patent claim within the Company’s IP that covers GAVRETO in the U.S., and (iii) the expiration of the last regulatory exclusivity for GAVRETO in the U.S.

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

The transaction price under ASC 606 was fully constrained at the inception of the Rigel Agreement due to the pending completion of key transition activities stipulated in the agreement, including the transfer of the new drug application (NDA). These key transition activities, including the transfer of the NDA, related patents, and GAVRETO product, were completed in the second quarter of 2024. The performance obligations related to the U.S. rights to GAVRETO and the delivery of GAVRETO product were satisfied at a point in time upon the completion of these key transition activities. The transaction price was determined to be $27.7 million, which consisted of $6.5 million consideration for the GAVRETO product, $10.0 million upfront purchase price payment, and $11.2 million in the milestone and royalty payments that were considered probable of achievement and not subject to significant subsequent reversal of revenue. The transaction price was allocated to the three performance obligations on a relative stand-alone selling price basis.

During the nine months ended September 30, 2024, the Company recognized total revenue of $24.3 million which is primarily comprised of GAVRETO product consideration of $6.5 million and the transaction price allocated to the U.S. rights to GAVRETO performance obligation of $17.6 million. The additional clinical data performance obligation will be satisfied at a point in time once the transfer of such data to Rigel is completed, and the allocated transaction price of $3.6 million was recorded as deferred revenue on the condensed consolidated financial statements as of September 30, 2024. During the three months ended September 30, 2024, insignificant revenue was recognized under the Rigel agreements.

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

The following table summarizes the assets and liabilities under the Rigel agreements as of September 30, 2024 (in thousands):

	September 30, 2024
	Current	Noncurrent	Total
Contract assets	$2,680	$8,389	$11,069
Contract liabilities	$—	$3,562	$3,562

IDRx

In August 2022, the Company entered into a license agreement with IDRx, Inc. (IDRx), pursuant to which the Company granted IDRx an exclusive, worldwide, royalty-bearing license to exploit the Company’s internally discovered KIT exon 13 inhibitor IDRX-73 (IDRx License Agreement). IDRx is a clinical-stage biopharmaceutical company and among IDRx’s founders are Alexis Borisy, George Demetri, M.D., and Nicholas Lydon, Ph.D., who were each a member of the Company’s board of directors at the time. Due to these relationships, the transaction with IDRx is a related party transaction.

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

The Company concluded the preferred stock investment should be accounted for as an equity investment as it is not mandatorily redeemable nor does the Company have the unilateral right to redeem the preferred stock, and the Company, along with its related parties, do not have a controlling financial interest in IDRx nor have the ability to influence the financial and operating policies through the ownership of preferred stock. IDRx’s preferred stock is not exchange-traded and does not have a readily determinable fair value. Therefore, the preferred stock investment was accounted for under the measurement alternative for equity investments that do not have a readily determinable fair value, at cost of $27.8 million including transaction costs of $0.3 million. If observable price changes in orderly transactions for the identical or similar investment are identified, the Company will adjust the carrying value of the investment to its fair value as of the transaction date. During the three months ended September 30, 2024, IDRx completed a Series B preferred stock financing and accordingly, the Company adjusted the carrying value of its investment in IDRx to $28.7 million. The $0.9 million investment gain was recorded as other income on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. No revenue was recorded under the IDRx License Agreement during the three and nine months ended September 30, 2024 and 2023.

VantAI

In February 2022, the Company entered into an exclusive collaboration agreement with Oncopia Therapeutics, Inc. d/b/a Proteovant Therapeutics, Inc. (Proteovant) (the 2022 Agreement) to jointly research and advance certain protein degrader therapies into development candidates, with VantAI, Inc. (VantAI) performing computational chemistry services on behalf of Proteovant under the agreement. In December 2023, the Company entered into an Amended and Restated Collaboration and License Agreement (the A&R Agreement) with VantAI and Proteovant, which amended and restated and replaced in its entirety the 2022 Agreement. Under the A&R Agreement, Proteovant ceased its role under the 2022 Agreement and VantAI provides expanded computational support directly to the Company, including computational biology and expanded computational chemistry to advance three novel protein degrader programs, and the Company has the option, at its sole discretion, to expand the collaboration to include a fourth target program.

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

Under the 2022 Agreement, the Company paid Proteovant an upfront payment of $20.0 million in connection with the execution of the 2022 Agreement. This upfront payment was recorded as a prepaid asset on the Company’s consolidated balance sheet and was amortized as research and development expense over the expected research period because the Company concluded that Proteovant was providing the Company with research services throughout such period. The Company determined to continue to amortize the remaining prepaid asset balance as research and development expense over the expected research period of the A&R Agreement as VantAI continued to provide such research and development services. During the three and nine months ended September 30, 2024, the Company recorded research and development expense of $1.6 million and $5.5 million, respectively, under the A&R Agreement. During the three and nine months ended September 30, 2023, research and development expense recorded under the 2022 Agreement was $0.6 million and $6.2 million, respectively. The following table summarizes the prepaid assets associated with the A&R Agreement as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024			December 31, 2023
	Current	Noncurrent	Total	Current	Noncurrent	Total
Prepaid assets	$6,067	$3,087	$9,154	$6,581	$6,581	$13,162

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

The Company concluded that the Zai Lab agreement is a collaborative agreement under ASC 808 as both parties are active participants in the clinical trials and are exposed to significant risks and rewards of those activities under the Zai Lab agreement. The Company determined that the Zai Lab agreement contained two material components: (i) licenses granted to Zai Lab to exploit and develop each licensed product in the Zai Lab Territory and related activities in the Zai Lab Territory, including manufacturing, and (ii) global development of the licensed products. The Company concluded that Zai Lab is the Company’s customer for the licenses and related activities in the Zai Lab Territory under ASC 606, whereas payments received by the Company for global development activities, including manufacturing, are accounted for as a reduction of related expenses. The Company did not record any reductions of expenses under the Zai Lab agreement during the three and nine months ended September 30, 2024 and 2023.

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

The Company determined that the license is a functional intellectual property license as Zai Lab benefited from the license along with the initial know-how transfer at the time of grant, and therefore the related performance obligation is satisfied at a point in time. The transaction price of the Zai Lab agreement at the outset of the arrangement was determined to be $25.0 million and the Company satisfied the performance obligation upon delivery of the licenses and initial know-how transfer and accordingly, the upfront payment of $25.0 million was recognized as revenue in 2021. Revenue from sales-based milestones and royalties will be recognized when the related sales occur. The other potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. Costs that are incurred associated with Zai Lab Territory specific activities are reimbursable from Zai Lab and are recognized as revenue. The Company did not record any revenue under the Zai Lab agreement during the three and nine months ended September 30, 2024. Revenue recorded during the three and nine months ended September 30, 2023 was negligible.

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

Roche was the principal for recording product sales to customers in the U.S., and the Company recognized a portion of the profit as revenue and losses as collaboration loss sharing in its consolidated statements of operations and comprehensive income (loss). During the nine months ended September 30, 2024, the Company recorded revenue of $1.4 million derived from profit sharing on Roche sales of GAVRETO in the U.S. and no collaboration profit or loss sharing was recorded during the three months ended September 30, 2024 due to the termination of the Roche pralsetinib collaboration agreement. During the three and nine months ended September 30, 2023, the Company recorded a collaboration loss sharing expense of $1.8 million and $4.3 million on Roche’s sales of GAVRETO in the U.S., respectively.

During the three months ended September 30, 2024, no revenue was recognized related to the Roche pralsetinib collaboration agreement, and during the nine months ended September 30, 2024, revenue of $0.5 million was recognized related to Roche Territory specific activities and royalty revenue through the collaboration termination effective date. During the three and nine months ended September 30, 2023, the Company recorded revenue of $0.5 million and $1.7 million, respectively, related to the Roche Territory specific activities and royalty revenue.

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

No operating expenses were recorded under the Roche pralsetinib collaboration since June 30, 2024. During the nine months ended September 30, 2024, the Company recorded $1.0 million reduction to selling, general and administrative expenses in connection with the commercialization of GAVRETO in the U.S and $1.1 million increase in research and development expenses related to global development activities for pralsetinib under the Roche pralsetinib collaboration. During the three and nine months ended September 30, 2023, the Company recorded $3.1 million and $8.6 million, respectively, as reductions in selling, general and administrative expenses in connection with the commercialization of GAVRETO in the U.S. and $7.6 million and $21.2 million, respectively, as increases in research and development expenses in connection with global development activities for pralsetinib.

Upon termination of the Roche pralsetinib collaboration agreement, the Company chose not to assume responsibility for any ongoing pralsetinib clinical trials, and under the terms of the Roche pralsetinib collaboration agreement, Roche bears sole responsibility for all costs associated with the wind-down of these trials.

Pursuant to the Roche transition agreement, the Company is obligated to reimburse Roche for wind-down costs associated with the marketing and commercialization activities occurred for Roche Territory until December 31, 2026. Additionally, the Company is obligated to reimburse Roche for any U.S. transition related costs that exceeds GAVRETO’s net sales in the U.S., and any remaining net profit are shared equally between the Company and Roche until December 31, 2025. The Company has concluded that such activities and associated payments to Roche are not within the scope of ASC 808 as only the Company is exposed to significant risks and awards associated with those activities. The Company records those wind-down costs and the net amount of U.S. transition costs reimbursable to Roche as selling, general, and administrative expenses when they are incurred. During the three and nine months ended September 30, 2024, the Company recorded $4.2 million and $4.4 million, respectively, in such costs.

The following table summarizes the assets and liabilities associated with the Roche pralsetinib agreements as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Other current assets	$—	$361
Accrued expenses	$4,314	$7,388

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

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through September 30, 2024, the Company has received an aggregate of $50.0 million in cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through September 30, 2024, the Company is eligible to receive up to $460.0 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and Clementia purchased specified manufacturing inventory from the Company for a total of $1.5 million.

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

During the three and nine months ended September 30, 2024 and 2023, no revenue was recognized from the Clementia agreement. All potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as the amounts were fully constrained based on the probability of achievement. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

There was no revenue deferred as a contract liability associated with the Clementia agreement as of September 30, 2024 and December 31, 2023.

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

The Company received an upfront cash payment of $40.0 million, and through September 30, 2024, the Company has achieved an aggregate of $38.5 million in milestones under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through September 30, 2024, the Company will be eligible to receive up to $307.5 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, CStone is obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone Territory, subject to adjustment in specified circumstances.

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

The Company did not have significant manufacturing and research and development services related to the global development activities during the three and nine months ended September 30, 2024 and 2023.

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

The Company did not achieve any milestones under the CStone agreement during the three and nine months ended September 30, 2024 and during the three months ended September 30, 2023. During the nine months ended September 30, 2023, cash consideration associated with the achieved regulatory milestone of $9.0 million was added to the estimated transaction price for the CStone agreement and recognized as revenue. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

Subsequent to the CStone agreement, the Company entered into various commercial supply and manufacturing technology transfer agreements for avapritinib and pralsetinib related to supply of active pharmaceutical ingredient (API), drug substance and commercialization activities conducted specifically for the CStone Territory. The manufacturing activities in these agreements were considered as distinct performance obligations from the CStone collaboration agreement and collaboration revenue is recognized upon delivery of the supply to CStone. Considerations payable to CStone related to the Company’s obligations in connection with commercial supply of pralsetinib for the CStone Territory was recognized as a reduction of collaboration revenue.

A summary of revenue recognized under the CStone agreement during the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
License milestone revenue	$—	$—	$—	$9,000
Manufacturing services and royalty revenue related to CStone territory-specific activities	(148)	1,820	1,424	7,861
Total CStone collaboration revenue	$(148)	$1,820	$1,424	$16,861

The Company did not have any contract assets related to the CStone collaboration as of September 30, 2024 and December 31, 2023. The following table presents the contract liabilities associated with the CStone collaboration as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Contract liabilities	$3,165	$604
Accrued expenses	$841	$1,863

The Company’s liabilities associated with the CStone collaboration as of September 30, 2024 and December 31, 2023 resulted primarily from the Company’s obligations in connection with commercial supply of pralsetinib for the CStone Territory.

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

The aggregate net transaction price of the Roche immunotherapy agreement was $64.7 million. The Company recognized revenue associated with the performance obligation using an input method, based on the costs incurred for the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation for each respective period. The amounts received that had not yet been recognized as revenue were deferred as a contract liability on the Company’s consolidated balance sheet and recognized over the remaining research and development period until the performance obligation was satisfied. The performance obligation was completely satisfied as of June 30, 2023 and no revenue was recognized thereafter for this agreement. During the nine months ended September 30, 2023, the Company recognized research and development services revenue of $25.7 million under the Roche immunotherapy agreement, of which $16.0 million resulted from changes in contract liability balances at the beginning of the period. There was no revenue deferred as a contract liability associated with the Roche immunotherapy agreement as of September 30, 2024 and December 31, 2023.

11. Stockholders’ Equity

In February 2022, the Company entered into an at-the-market (ATM) Facility with Cowen and Company, LLC (Cowen), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $300.0 million through Cowen as sales agent. The Company did not issue any shares under the ATM Facility during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company issued and sold 544,719 shares of its common stock under the ATM Facility and received net proceeds of $48.9 million. The Company did not issue any shares under the ATM Facility during the three and nine months ended September 30, 2023.

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

On June 12, 2024, the Company’s stockholders approved the 2024 Stock Incentive Plan (the 2024 Plan), which replaced the Company’s 2015 Plan and the Inducement Plan. As of September 30, 2024, there were 8,060,501 and 767,490 shares underlying awards outstanding under the 2015 Plan and the Inducement Plan, respectively. No further shares will be granted under the 2015 Plan and the Inducement Plan after the effective date of the 2024 Plan. The 2024 Plan provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, unrestricted stock and cash-based awards. The 2024 Plan provides for the issuance of up to 9,200,000 shares. Any shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased, expire or are otherwise terminated by the Company under the 2024 Plan and the 2015 Plan will be added back to the shares of common stock available for issuance under the 2024 Plan. As of September 30, 2024, there were 9,242,424 shares available for future grant under the 2024 Plan.

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

Stock options

The following table summarizes the stock option activity for the nine months ended September 30, 2024:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2023	6,658,444	$66.48
Granted	1,055,795	95.87
Exercised	(1,034,224)	62.39
Canceled	(181,789)	73.13
Outstanding at September 30, 2024	6,498,226	$71.83
Exercisable at September 30, 2024	4,413,290	$71.14

As of September 30, 2024, the total unrecognized compensation expense related to unvested stock option awards was $81.0 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the nine months ended September 30, 2024:

		Weighted-Average
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2023	2,107,026	$60.33
Granted	988,769	95.99
Vested	(687,395)	63.48
Forfeited	(134,699)	69.87
Unvested shares at September 30, 2024	2,273,701	$74.33

As of September 30, 2024, the total unrecognized compensation expense related to unvested restricted stock units was $131.0 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

The following table summarizes the PSU activity for the nine months ended September 30, 2024:

		Weighted-Average
		Grant Date
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2023	52,500	$59.32
Granted	90,000	135.84
Vested	—	—
Forfeited	—	—
Unvested shares at September 30, 2024	142,500	$107.65

As of September 30, 2024, the total unrecognized compensation expense related to unvested PSUs was $11.3 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

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

Stock-based compensation expense

The Company recognized stock-based compensation expense of $28.3 million and $80.5 million for the three and nine months ended September 30, 2024, respectively, and $23.1 million and $70.1 million for the three and nine months ended September 30, 2023, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock options	$11,301	$9,998	$31,537	$31,195
Restricted stock units	15,548	12,536	45,282	37,389
Performance-based restricted stock units	1,288	261	3,157	605
Employee stock purchase plan	427	417	1,319	1,308
Subtotal	28,564	23,212	81,295	70,497
Capitalized stock-based compensation costs	(282)	(141)	(766)	(410)
Stock-based compensation expense included in total cost and operating expenses	$28,282	$23,071	$80,529	$70,087

Stock-based compensation expense, that is included in operating expenses, by classification within the unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$12,552	$11,169	$35,712	$31,512
Selling, general and administrative	15,730	11,902	44,817	38,575
Total	$28,282	$23,071	$80,529	$70,087

13. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the diluted net loss per share calculation, the effect of stock options, unvested restricted stock units, PSUs and ESPP shares on the weighted average number of shares is calculated using the treasury stock method. In periods with reported net operating losses, all common stock equivalents are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The following table sets forth the potential shares excluded from the calculation of net loss per share for the three and nine months ended September 30, 2024 and 2023 because their inclusion would be anti-dilutive (in thousands):

	September 30,
	2024	2023
Stock options	6,498	6,984
Restricted stock units	2,274	2,093
Performance-based restricted stock units	143	53
ESPP shares	27	47
Total	8,942	9,177

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

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of September 30, 2024, the Company has a full valuation allowance applied against its U.S. and foreign deferred tax assets.

On June 30, 2022, the Company entered into a Royalty Purchase Agreement with Royalty Pharma and a Future Revenue Purchase Agreement with Sixth Street Partners. Pursuant to the agreements, the Company received gross proceeds of $175.0 million from Royalty Pharma in June 2022 and $250.0 million from Sixth Street Partners in July 2022 upon the transactions closing. The total cash consideration of $425.0 million, in its entirety, was considered taxable income for calendar year ended December 31, 2022. In connection with and effective upon the termination of the Roche collaboration agreement, on February 22, 2024, Royalty Pharma and the Company entered into the Royalty Pharma Termination Agreement to terminate the Royalty Purchase Agreement. The Company accounted for the Royalty Pharma Termination Agreement as a debt extinguishment. As a result, during the nine months ended September 30, 2024 the Company recorded $173.7 million as a debt extinguishment gain in its condensed consolidated financial statements. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements. For tax purposes, the debt extinguishment gain was excluded from the December 31, 2024 estimated taxable income calculation since it was already included in taxable income during the year ended December 31, 2022.

As of September 30, 2024, the Company expects to be in a taxable loss position for the calendar year ended December 31, 2024, and has recorded an income tax expense of $0.3 million and $0.6 million for the three and nine months ended September 30, 2024, respectively. The Company recorded an income tax provision despite forecasting a taxable loss due to state income tax and taxable income from the jurisdictions in which the Company is subject to tax.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2024, the Company did not have any gross unrecognized tax benefit.

15. Leases

 The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements contain various clauses for renewal at the Company’s option and only certain exercised renewal options were included in the calculation of the operating lease assets and the operating lease liabilities, as other renewal options were not reasonably certain of being exercised as of September 30, 2024. The lease agreements do not contain residual value guarantees.

Lease costs for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating leases:	2024	2023	2024	2023
Lease cost	$5,831	$5,758	$17,268	$17,301

The Company has not entered into any material short-term leases or financing leases as of September 30, 2024.

Supplemental cash flow information related to leases for the nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	$13,664	$13,249
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$116	$109

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	5.1
Weighted average discount rate	7.3%

16. Commitments and Contingencies

Purchase Commitments Associated with Clinical and Commercial Supply Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. The Company also has unconditional purchase obligations related to certain clinical manufacturing agreements. The aggregate amount of future unconditional purchase obligations under these manufacturing agreements over the period of next five years is approximately $4.0 million as of September 30, 2024.

Legal Proceedings

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included and may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company provides disclosure when it considers a loss reasonably possible or when it determines that a loss in excess of a reserve is reasonably possible. The Company provides an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless the Company believes that such an estimate cannot be made. The Company expenses the costs related to its legal proceedings as they are incurred. As of September 30, 2024, the Company has not recorded any material accruals for loss contingencies.

On June 7, 2024, a purported stockholder filed a putative class action lawsuit against the Company in the Court of Chancery of the State of Delaware, with the caption Johnson v. Blueprint Medicines Corporation, Case No. 2024-0625. Plaintiff claims in the complaint that a “Proxy Access” provision in the Company’s Amended and Restated Bylaws, effective November 30, 2022, is invalid under Delaware law because it allegedly usurps the right of stockholders to select the members of the board of directors, and plaintiff seeks declaratory relief invalidating that provision, as well as attorneys’ fees and costs. On October 7, 2024, the lawsuit was consolidated with twelve other lawsuits against companies with similar bylaw provisions under the caption In re Irrevocable Resignation Bylaw Litigation, Consolidated C.A. No. 2024-0538-JTL. On October 11, 2024, the Company, together with the other companies in the consolidated action, filed an opening brief in support of a motion to dismiss the complaint. The Company does not believe the outcome of this matter will have a material effect on its financial position, results of operations, or liquidity.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2024 or December 31, 2023.

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

In February 2024, at the AAAAI Annual Meeting, we presented the preclinical attributes of BLU-808 that demonstrate its potency, selectivity, low potential for drug-drug interactions, and peripheral restriction. BLU-808 treatment led to dose-dependent inhibition and depletion of mast cells in multiple in vivo studies, and also improved lung function in an ovalbumin-induced asthma model. In June 2024, we submitted an Investigational New Drug (IND) application to FDA for BLU-808. We received FDA clearance to proceed with a Phase 1 study in healthy volunteers and initiated that study in the third quarter of 2024. We anticipate presenting healthy volunteer data in early 2025.

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

In January 2024, we decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and the CStone Territory, due to a lack of an alternate partner in these regions. As further described below, in February 2024, we entered into an Asset Purchase Agreement with Rigel Pharmaceuticals, Inc. (Rigel) for Rigel to purchase certain of our assets comprising the U.S. rights to research, develop, manufacture and commercialize GAVRETO. The transition of such GAVRETO assets to Rigel was completed in June 2024. See “—Collaborations, Licenses and Other Agreements Summary” below.

Discovery Platform

We continue to leverage our discovery platform to systematically and reproducibly identify kinases that are drivers of diseases in genomically defined patient populations, and craft drug candidates that potently and selectively target these kinases. In addition, we are expanding our discovery platform by building capabilities, supported by external collaborations, for targeted protein degradation of both kinase and non-kinase targets in precision oncology, with the goal of advancing transformative therapies to patients and further broadening the significant productivity of our research engine. Beyond the discovery programs described above, we have multiple pre-development candidate programs for undisclosed targets.

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

Financing Arrangements Summary

Royalty Purchase Agreement. In June 2022, we entered into a purchase and sale agreement with Royalty Pharma, which we refer to as the Royalty Purchase Agreement. Pursuant to this Royalty Purchase Agreement, we received an upfront cash payment of $175.0 million in exchange for all of our existing rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone Territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. However, in February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination became effective in February 2024 and we regained commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. In January 2024, the Company decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and the CStone Territory following the termination of the Roche pralsetinib collaboration. In connection with and effective upon the termination of the Roche pralsetinib collaboration agreement, on February 22, 2024, we and Royalty Pharma agreed to terminate the Royalty Purchase Agreement, which we refer to as the Royalty Pharma Termination Agreement. Following the termination of the Royalty Purchase Agreement, we have no outstanding obligations under the Royalty Purchase Agreement, other than the remaining royalty payment obligation related to GAVRETO net sales through the termination effective date. As of September 30, 2024, we have no plans to enter into a new arrangement to commercialize GAVRETO outside of the U.S. and the CStone territory.

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

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through September 30, 2024, we have received an aggregate of $3.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering (IPO), follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.1 billion in upfront and milestone payments under our collaborations with CStone and Zai Lab, our now terminated collaborations with Roche, our license agreement with Clementia, our agreement with Rigel and our former collaboration with Alexion Pharma Holding (Alexion), and $400.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

Since inception, we have incurred significant operating losses. Our net loss was $17.1 million for the nine months ended September 30, 2024. Our net losses were $507.0 million and $557.5 million for the years ended December 31, 2023 and 2022, respectively. As of September 30, 2024, we had an accumulated deficit of $2,357.1 million. We expect to continue to incur significant expenses and additional operating losses over the next few years. We anticipate variability in our expenses in future periods in connection with our ongoing activities, particularly as we:

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

For the nine months ended September 30, 2024, our revenue primarily consisted of product sales of AYVAKIT/AYVAKYT as well as some collaboration, license and other revenue. Our collaboration, license and other revenue primarily included revenue related to the Rigel Agreement.

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

Prior to receiving the initial FDA approval for AYVAKIT in January 2020, and subsequent approval in June 2021, we manufactured inventory to be sold upon commercialization and recorded approximately $31.0 million related to this inventory as research and development expense. As a result, the manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in prior periods and are therefore excluded from the cost of goods sold for the nine months ended September 30, 2023. This pre-launch inventory was fully sold through during 2023 and as a result, it did not have an impact on the cost of goods sold for the nine months ended September 30, 2024. We estimate our costs of goods sold related to product sales to be within the low to mid-single digit percentage range. Cost of goods sold related to sales of drug products to our collaboration partners are at lower margins.

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

The following tables summarize our research and development expenses by principal program for the three and nine months ended September 30, 2024 and 2023. Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended September 30,
	2024	2023	Dollar change	% Change
Avapritinib external expenses	$3,938	$5,618	$(1,680)	(30)%
Pralsetinib external expenses	—	7,602	(7,602)	(100)
Elenestinib external expenses	2,026	6,092	(4,066)	(67)
EGFR franchise (BLU-451/525/701/945) external expenses	2,069	11,917	(9,848)	(83)
BLU-222 external expenses	3,272	11,951	(8,679)	(73)
BLU-808 external expenses	6,376	3,278	3,098	95
Other development and pre-development candidate expenses and unallocated expenses	26,176	25,385	791	3
Internal research and development expenses	41,443	38,409	3,034	8
Total research and development expenses	$85,300	$110,252	$(24,952)	(23)%

	Nine Months Ended September 30,
	2024	2023	Dollar change	% Change
Avapritinib external expenses	$14,121	$26,059	$(11,938)	(46)%
Pralsetinib external expenses	1,125	17,066	(15,941)	(93)
Elenestinib external expenses	8,996	19,822	(10,826)	(55)
EGFR franchise (BLU-451/525/701/945) external expenses	7,249	45,061	(37,812)	(84)
BLU-222 external expenses	15,383	33,819	(18,436)	(55)
BLU-808 external expenses	13,652	6,501	7,151	110
Other development and pre-development candidate expenses and unallocated expenses	75,444	69,864	5,580	8
Internal research and development expenses	121,791	111,992	9,799	9
Total research and development expenses	$257,761	$330,184	$(72,423)	(22)%

*	Pralsetinib external expenses include expenses reimbursable to Roche under our now terminated collaboration for pralsetinib with Roche.

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

Interest Expense, net

Interest expense, net consists primarily of interest expense related to our financing arrangements with Sixth Street Partners. Interest expense on liabilities related to the sale of future revenues consists of the periodic interest calculated using the effective interest rate method over the future estimated royalty payments due to Sixth Street Partners over the life of the Future Revenue Purchase Agreement. Interest expense on the term loan with Sixth Street Partners results from the amortization of the debt liability using the effective interest method over the maturity of the term loan. We anticipate variability in interest expense from period to period as a result of the timing and amount of the sales of the underlying products and the changes in interest rates. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

Interest expense, net also includes income earned on cash equivalents and marketable securities. Our interest income may fluctuate depending on the movement of interest rates and our total amount of cash equivalents and marketable securities.

Other Income (Expense), net

Other income (expense), net consists of miscellaneous income and expenses unrelated to our core operations, including gains on our equity investment and the impacts of foreign currency exchange differences.

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage (in thousands):

	Three Months Ended September 30,
	2024	2023	Dollar Change	% Change
Total revenues	$128,184	$56,566	$71,618	127%
Total cost and operating expenses	177,158	185,546	(8,388)	(5)
Total other expense, net	(7,029)	(4,536)	(2,493)	(55)
Loss before income taxes	(56,003)	(133,516)	77,513	58
Income tax expense	273	197	76	39
Net loss	$(56,276)	$(133,713)	$77,437	58%

Total Revenues

Total revenues consist of the following (in thousands):

	Three Months Ended September 30,
	2024	2023	Dollar Change	% Change
Product revenue, net	$128,184	$54,228	$73,956	136%
Collaboration, license and other revenue	—	2,338	(2,338)	(100)
Total revenues	$128,184	$56,566	$71,618	127%

Product Revenue, Net

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT during the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Dollar Change	% Change
United States	$113,133	$49,121	$64,012	130%
Rest of World	15,051	5,107	9,944	195
Total	$128,184	$54,228	$73,956	136%

Product revenue, net increased during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily driven by growth in the number of indolent SM and advanced SM patients on therapy.

Collaboration, License and Other Revenue

The following table summarizes the revenue recognized from our collaboration, license and other agreements during the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Dollar change	% Change
CStone collaboration	$(148)	$1,820	$(1,968)	(108)%
Other	148	518	(370)	(71)
Total collaboration, license and other revenue	$—	$2,338	$(2,338)	(100)%

Revenue recognized from our collaboration, license and other agreements decreased during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to a decrease in revenue from the CStone collaboration. The decrease in CStone-related revenue was primarily due to a decrease in manufacturing services related to CStone Territory-specific activities, and a reduction in revenue recorded as a result of considerations payable to CStone in connection with the commercial supply of pralsetinib for the CStone Territory.

Cost of Sales

The following table summarizes the cost of sales during the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Dollar change	% Change
Cost of product sales	$1,866	$1,685	$181	11%
Cost of collaboration and other agreement sales	66	1,097	(1,031)	(94)
Total cost of sales	$1,932	$2,782	$(850)	(31)%

Cost of sales decreased during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily driven by lower sales under the CStone collaboration agreement. The cost of product sales increased in the three months ended September 30, 2024 as compared to the three months September 30, 2023 primarily due to the increase in product sales volume.

Collaboration Loss Sharing

During the three months ended September 30, 2024, no collaboration loss sharing was recognized under the Roche pralsetinib collaboration because the Roche pralsetinib collaboration was terminated on February 22, 2024. During the three months ended September 30, 2023, we recorded collaboration loss sharing of $1.8 million.

Research and Development Expense

The following table summarizes the research and development expenses during the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Dollar change	% Change
Compensation and related expenses	$29,800	$28,112	$1,688	6%
Early drug discovery and platform	20,648	17,515	3,133	18
Stock-based compensation	12,552	11,169	1,383	12
Facilities and IT	8,901	8,764	137	2
Clinical and manufacturing related activities	6,536	35,790	(29,254)	(82)
Consulting and professional services	5,721	7,731	(2,010)	(26)
Other	1,142	1,171	(29)	(2)
Total research and development expenses	$85,300	$110,252	$(24,952)	(23)%

Research and development expense decreased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to a decrease of $29.3 million in clinical and manufacturing related activities due to our focused approach towards optimizing operational efficiency across our portfolio while executing across our top priority programs, as well as the timing of manufacturing of clinical trial materials.

Selling, General and Administrative Expense

The following table summarizes the sales, general and administrative expenses during the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Dollar change	% Change
Compensation and related expenses	$31,320	$29,669	$1,651	6%
Commercial and related	26,741	13,071	13,670	105
Stock-based compensation	15,730	11,902	3,828	32
Consulting and professional services	10,634	9,787	847	9
Facilities and IT	2,973	3,226	(253)	(8)
Other	2,528	3,086	(558)	(18)
Total sales, general and administrative expenses	$89,926	$70,741	$19,185	27%

Selling, general and administrative expense increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to an increase of $13.7 million in commercial and related activities which was primarily driven by efforts to support the commercialization of AYVAKIT/AYVAKYT, and an increase in expenses to be reimbursed to Roche for the wind-down costs associated with the termination and transition activities related to GAVRETO, together with a reduction in GAVRETO’s commercial expenses shared by Roche under the Roche pralsetinib collaboration agreement.

Interest Expense, Net

The following table summarizes the interest expense, net, during the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Dollar Change	% Change
Interest income	$11,150	$9,329	$1,821	20%
Interest expense	(18,766)	(13,137)	(5,629)	(43)
Interest expense, net	$(7,616)	$(3,808)	$(3,808)	(100)%

Interest expense, net, increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to higher interest charges on the term loan with Sixth Street Partners, partially offset by higher interest income earned on our available-for-sale investments during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Other Income (Expense), Net

The following table summarizes the other income (expense), net, during the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Dollar Change	% Change
Other income (expense), net	$587	$(728)	$1,315	181%

Other income, net, increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to the gain recorded associated with our equity investment in IDRx partially offset by an increase in foreign exchange losses.

Debt extinguishment gain

During the three months ended September 30, 2024, no debt extinguishment gain was recognized related to the Royalty Pharma Termination Agreement entered into on February 22, 2024. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

Income Tax Expense

The following table summarizes the income tax expense during the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Dollar Change	% Change
Income tax expense	$273	$197	$76	39%

Income tax expense increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to the overall increase in forecasted profit before tax in foreign jurisdictions.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage (in thousands):

	Nine Months Ended September 30,
	2024	2023	Dollar Change	% Change
Total revenues	$362,458	$177,423	$185,035	104%
Total cost and operating expenses	533,299	558,591	(25,292)	(5)
Total other income (expense), net	154,262	(13,993)	168,255	1,202
Loss before income taxes	(16,579)	(395,161)	378,582	96
Income tax expense	554	907	(353)	(39)
Net loss	$(17,133)	$(396,068)	$378,935	96%

Total Revenues

Total revenues consist of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023	Dollar Change	% Change
Product revenue, net	$334,825	$133,173	$201,652	151%
Collaboration, license and other revenue	27,633	44,250	(16,617)	(38)
Total revenues	$362,458	$177,423	$185,035	104%

Product Revenue, Net

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT during the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Dollar Change	% Change
United States	$297,731	$118,355	$179,376	152%
Rest of World	37,094	14,818	22,276	150
Total	$334,825	$133,173	$201,652	151%

Product revenue, net increased during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily driven by growth in the number of indolent SM and advanced SM patients on therapy.

Collaboration, License and Other Revenue

The following table summarizes the revenue recognized from our collaboration, license and other agreements during the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Dollar change	% Change
Rigel Agreement	$24,268	$—	$24,268	100%
CStone collaboration	1,424	$16,861	$(15,437)	(92)
Roche immunotherapy collaboration	—	25,706	(25,706)	(100)
Other	1,941	1,683	258	15
Total collaboration, license and other revenue	$27,633	$44,250	$(16,617)	(38)%

Revenue recognized from our collaboration, license and other agreements decreased during the nine months ended September 30, 2024 as compared to nine months ended September 30, 2023 primarily due to:

●	The termination of the Roche immunotherapy collaboration effective in April 2023. As a result of the termination, the percentage of completion to fulfill the performance obligations under the Roche immunotherapy collaboration was increased, and therefore, a significant portion of the remaining transaction price associated with the agreement was recognized as collaboration, license and other revenue during the nine months ended September 30, 2023; and
●	Decreased revenue under our CStone collaboration primarily due to a regulatory milestone of $9.0 million achieved during the nine months ended September 30, 2023, a decrease in manufacturing services related to CStone Territory-specific activities and a reduction in revenue recorded as a result of consideration payable to CStone in connection with commercial supply of pralsetinib for the CStone Territory.

The decrease in collaboration, license and other revenue was partially offset by the revenue recorded under the Rigel Agreement upon completion of the transition during the nine months ended September 30, 2024.

Cost of Sales

The following table summarizes the cost of sales during the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Dollar change	% Change
Cost of product sales	$4,632	$4,671	$(39)	(1)%
Cost of collaboration and other agreement sales	8,084	3,609	4,475	124
Total cost of sales	$12,716	$8,280	$4,436	54%

Cost of sales increased during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to an increase in the cost of collaboration and other agreement related sales which was driven primarily by GAVRETO product sales to Rigel. The decrease in cost of product sales was primarily due to lower inventory allowances as well as the sale of lower-cost dosages of AYVAKIT/AYVAKYT partially offset by the increase in product sales volume.

Collaboration Loss Sharing

During the nine months ended September 30, 2024, no collaboration loss sharing was recognized for the sales of GAVRETO to the customers in the U.S. because the commercialization activities of GAVRETO were profitable in the U.S. through its termination effective date of February 22, 2024 and generated profit sharing revenue of $1.4 million which was recorded as Roche pralsetinib collaboration revenue. During the nine months ended September 30, 2023, we recorded collaboration loss sharing of $4.3 million.

Research and Development Expense

The following table summarizes the research and development expenses during the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Dollar change	% Change
Compensation and related expenses	$88,890	$83,384	$5,506	7%
Early drug discovery and platform	57,119	55,551	1,568	3
Stock-based compensation	35,712	31,512	4,200	13
Clinical and manufacturing related activities	30,128	109,540	(79,412)	(72)
Facilities and IT	26,935	25,454	1,481	6
Consulting and professional services	16,462	22,255	(5,793)	(26)
Other	2,515	2,488	27	1
Total research and development expenses	$257,761	$330,184	$(72,423)	(22)%

Research and development expense decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to a decrease of $79.4 million in clinical and manufacturing related activities primarily due to our focused approach towards optimizing operational efficiency across our portfolio while executing across our top priority programs, as well as the timing of manufacturing of clinical trial materials.

Selling, General and Administrative Expense

The following table summarizes the sales, general and administrative expenses during the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Dollar change	% Change
Compensation and related expenses	$95,450	$90,872	$4,578	5%
Commercial and related	66,379	34,489	31,890	92
Stock-based compensation	44,817	38,575	6,242	16
Consulting and professional services	39,172	30,067	9,105	30
Facilities and IT	8,733	10,184	(1,451)	(14)
Other	8,271	11,639	(3,368)	(29)
Total sales, general and administrative expenses	$262,822	$215,826	$46,996	22%

Selling, general and administrative expense increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to:

●	An increase of $31.9 million in commercial and related activities primarily driven by efforts to support the commercialization of AYVAKIT/AYVAKYT; and
●	An increase of $9.1 million in consulting and professional services expenses primarily related to supporting business development activities, which primarily resulted from the transitioning of the U.S. rights to GAVRETO to Rigel.

Interest Expense, Net

The following table summarizes the interest expense, net, during the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Dollar Change	% Change
Interest income	$30,262	$22,978	$7,284	32%
Interest expense	(50,638)	(36,602)	(14,036)	(38)
Interest expense, net	$(20,376)	$(13,624)	$(6,752)	(50)%

Interest expense, net, increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to higher interest charges on the term loan with Sixth Street Partners, partially offset by higher interest income earned on our available-for-sale investments during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Other Income (Expense), Net

The following table summarizes the other income (expense), net, during the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Dollar Change	% Change
Other income (expense), net	$962	$(369)	$1,331	(361)%

Other income, net, increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to the gain recorded associated with our equity investment in IDRx.

Debt extinguishment gain

During the nine months ended September 30, 2024, a debt extinguishment gain of $173.7 million was recognized as a result of the Royalty Pharma Termination Agreement entered into on February 22, 2024. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

Income Tax Expense

The following table summarizes the income tax expense during the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Dollar Change	% Change
Income tax expense	$554	$907	$(353)	(39)%

Income tax expense decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to prior period discrete items not recurring during the nine months ended September 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and license agreements, future royalty and revenue monetization, and a term loan. Through September 30, 2024, we have received an aggregate of $3.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.1 billion in upfront payments and milestone payments under our collaborations with CStone and Zai Lab, our now terminated collaborations with Roche, our license agreement with Clementia, our agreement with Rigel and our former collaboration with Alexion, and $400.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $882.4 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(163,222)	$(357,919)
Net cash provided by (used in) investing activities	(81,210)	195,271
Net cash provided by financing activities	263,352	103,697
Net increase (decrease) in cash, cash equivalents, and restricted cash	$18,920	$(58,951)

Net Cash Used in Operating Activities. For the nine months ended September 30, 2024, compared to the same period in 2023, the $194.7 million decrease in net cash used in operating activities was primarily due to the decrease in net loss of $378.9 million. The decrease was partially offset by the non-cash adjustment for the debt extinguishment gain of $173.7 million.

Net Cash Provided by (Used in) Investing Activities. For the nine months ended September 30, 2024, compared to the same period in 2023, the $276.5 million increase in net cash used in investing activities was primarily due to the $284.2 million increase in net purchases of available for sale investments.

Net Cash Provided by Financing Activities. For the nine months ended September 30, 2024, compared to the same period in 2023, the $159.7 million increase in net cash provided by financing activities was primarily due to the $48.9 million increase in proceeds received from the ATM Facility (as defined below), the $62.3 million increase in net proceeds received from stock option exercises and employee stock purchase plan, and the $49.0 million increase in net proceeds from the term loan facility.

Debt Financing

In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma. Pursuant to the Royalty Purchase Agreement, we received an upfront payment of $175.0 million in consideration for our rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone Territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. In connection with and effective upon the termination of the Roche pralsetinib collaboration agreement, on February 22, 2024, we and Royalty Pharma agreed to terminate the Royalty Purchase Agreement. As of September 30, 2024, the net carrying value of liability related to this arrangement was $0.7 million.

In July 2022, we closed a Future Revenue Purchase Agreement with Sixth Street Partners and received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of elenestinib (BLU-263), but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of September 30, 2024, the net carrying value of the liability related to this arrangement was $260.5 million.

In July 2022, we closed a Financing Agreement for up to $660.0 million with Sixth Street Partners. The Financing Agreement, entered into by the parties in connection with the transaction provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice subject to certain terms and conditions. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In August 2023, we received the first tranche of the senior secured delayed draw term loan facility in the amount of $100.0 million in gross proceeds and in May 2024, we received the second tranche in the amount of $150.0 million in gross proceeds. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan. As of September 30, 2024, the net carrying value of the term loan was $386.6 million.

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

Sales Agreement with Cowen

In February 2022, we entered into an at-the-market (ATM) Facility with Cowen and Company, LLC (Cowen), pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $300.0 million through Cowen as sales agent. We did not issue any shares under the ATM Facility during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we issued and sold 544,719 shares of our common stock under the ATM Facility, at an average price of $91.88 per share, and received net proceeds of $48.9 million. We did not issue any shares under the ATM Facility during the three and nine months ended September 30, 2023. As of September 30, 2024, we had $250.0 million of remaining capacity available under the ATM Facility.

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

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $882.4 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

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

In May 2024, we received $150.0 million in gross proceeds of senior secured delayed draw term loan facility under our Financing Agreement with Sixth Street Partners. As of September 30, 2024, there have been no other material changes to our contractual obligations outside the ordinary course of business from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $882.4 million and $767.2 million, respectively, consisting primarily of money market funds and investments in U.S. government agency and treasury obligations.

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

We are also exposed to interest rate risk in connection with our borrowings under our senior secured term loan with Sixth Street Partners. As of September 30, 2024, we had $386.6 million of outstanding borrowings under the senior secured term loan. Pursuant to the Financing Agreement, outstanding indebtedness under the term loan bears interest at a rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The effective annual interest was 12.3% as of

September 30, 2024. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations. For more information regarding the Financing Agreement and the term loan with Sixth Street Partners, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from monetary policy from the U.S. and international central banks, inflationary pressures, and geopolitical developments, or instability or volatility in the global markets. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2024 and December 31, 2023, we held limited funds and future obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the three and nine months ended September 30, 2024. However, a significant or prolonged period of high inflation could adversely impact our results if costs were to increase at a rate greater than the increase in the revenues we generate.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are developing BLU-808 for chronic urticaria and other allergy/inflammation disorders, which, if approved, will face competition from omalizumab developed by Genentech, Inc. and Novartis AG. In addition, BLU-808 may face competition from drug candidates in development for chronic urticaria, including those developed by Alivexis Inc., Allakos Inc., Alys Pharmaceuticals Inc., Amgen Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Enanta Pharmaceuticals, Inc. Evommune, Inc., Hangshou Highlightll Pharmaceutical Co., Ltd., Hangzhou Biosun Pharmaceutical, Incyte Corporation, InflaRx N.V., Jasper Therapeutics, Inc., Jiangsu Qyuns Therapeutics Co., KeifeRx, Leo Pharma A/S, LongBio Pharma, Novartis AG, Regeneron Pharmaceuticals, Inc., Sanofi S.A., Santa Ana Bio, Inc., Taiho Pharmaceutical Co., Ltd., Third Harmonic Bio, Inc., and United Biopharma Inc.

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

We may face competition in the U.S. for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. For example, by Executive Order, the FDA works with states and Indian Tribes that propose to develop Section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The FDA released implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On January 5,

2024, the FDA issued to Florida the first approval for a state importation plan. Several states now have pending applications with the FDA, including Colorado, Maine, New Hampshire and New Mexico. If successfully implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through September 30, 2024, we have received an aggregate of $3.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.1 billion in upfront payments and milestone payments under our collaborations with CStone and Zai Lab, our now terminated collaborations with Roche, our license agreement with Clementia, our agreement with Rigel, and our former collaboration with Alexion and $400.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we also have generated revenue through sales of our drug products.

Since inception, we have incurred significant operating losses. Our net loss was $17.1 million for the nine months ended September 30, 2024. Our net losses were $507.0 million and $557.5 million for the years ended December 31, 2023 and 2022, respectively. As of September 30, 2024, we had an accumulated deficit of $2,357.1 million.

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

Under the Financing Agreement with Sixth Street Partners we have incurred a substantial amount of debt, which could adversely affect our business. In July 2022, we drew down the senior secured term loan of $150.0 million. The facility also includes a senior secured delayed draw term loan of up to $250.0 million to be funded in two tranches: (i) a tranche A delayed draw loan in an aggregate principal amount of $100.0 million and (ii) a tranche B delayed draw term loan in an aggregate principal amount of up to $150.0 million. In August 2023, we received tranche A of the senior secured delayed draw term loan facility in the amount of $100.0 million in gross proceeds. In May 2024, we received tranche B of the senior secured delayed draw term loan facility in the amount of $150.0 million in gross proceeds. We may also at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan. As borrowings under the facility bear interest at a variable rate, we are exposed to market risk for changes in interest rates.

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

The API, drug substance and drug product used in our drug and drug candidates are supplied to us primarily from single-source suppliers. We do not currently own or operate manufacturing facilities for the production of our drugs or any drug candidates that may be approved in the future. As a result, we primarily rely on single-source third-party suppliers to manufacture and supply our drugs, which may not be able to produce sufficient inventory to meet commercial demand in a timely manner, or at all. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug substance and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. Although we have entered into arrangements to establish redundant or second-source supply of some of the API, drug product or drug substance for avapritinib, if any of our suppliers ceases its operations for any reason or is unable or unwilling to supply API, drug product or drug substance in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug candidates or approved drugs and our financial condition. Therefore, there can be no assurances that we will be able to obtain sufficient quantities of our drugs or any other drug candidates that may be approved in the future, which could have a material adverse effect on our business as a whole.

For all of our drug candidates, we may from time to time explore opportunities to identify and qualify additional manufacturers to provide such API, drug substance and drug product prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers. In addition, we currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for our approved drugs and clinical-stage drug candidates through 2025.

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

As of October 15, 2024, we had 638 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic caused extreme volatility and disruptions in the capital and credit markets. In addition, geopolitical developments, such as the Israeli-Palestinian conflict, Russian invasion of Ukraine or deterioration in the bilateral relationship between the U.S. and China could contribute to disruption, instability and volatility in the global markets, as well as increased inflation, which in turn could adversely impact our operations and those of third parties upon which we rely. Geopolitical conflicts could also have an adverse impact on third parties located in the involved jurisdictions, which could in turn have an adverse impact on our business. For example, certain of our distributors are located in Israel, and may be adversely impacted by the Israeli-Palestinian conflict. Related sanctions, export controls or other actions that may be initiated by nations including the U.S., the EU, Israel or Russia (e.g., potential cyberattacks, disruption of energy flows) could adversely affect our business, our supply chain, CROs, CMOs, clinical trial sites, collaborative partners, distributors or other third parties with which we conduct business. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

The future geopolitical landscape also remains particularly uncertain given the upcoming U.S. presidential election in November 2024. Any resulting changes in international relations, legislation and regulations, including those related to taxation and importation, or economic and monetary policies, or volatility and disruptions in capital or credit markets, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results. Political developments can also lead to uncertainty around regulations and rules that may materially affect our business. For example, as the UK regulatory system is now independent from the EU, a long-term effect of Brexit could be that the UK significantly alters its regulations affecting the clearance or approval of our drug or drug candidates that are developed in the UK. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our drug candidates receive regulatory approval in the UK, as compared to the EU and elsewhere.

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

Our internal computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient and could include the use of artificial intelligence (AI), and machine learning to launch more automated, targeted and coordinated attacks on targets. The prevalent use of mobile devices also increases the risk of data security incidents. Although our business strategy, results of operations, and financial condition have not, to date, been materially affected by risks from cybersecurity threats, we have, from time to time, experienced threats and security incidents, including phishing attacks. Such events could cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our drugs’ and drug candidates’ development programs and significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our drugs or drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or cybersecurity incident or breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or drug candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our drug candidates could be delayed. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity incidents, breaches, cyberattacks and other related security events.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 eliminates the once available option to deduct research and development expenditures currently and requires taxpayers to amortize specified research expenditures attributable to domestic research over a period of five years and fifteen years for research activities attributable to foreign research. The inability to deduct research and development expenditures in their entirety will continue to have a material impact on the carryover of taxable losses used to offset future taxable income, and in turn will impact our cash flows in future years.

Risks Related to Our Common Stock

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through October 28, 2024. As a result of this volatility, our stockholders could incur substantial losses.

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

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. In February 2022, we entered into the Sales Agreement with Cowen through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million, subject to the terms and conditions of the Sales Agreement. Through September 30, 2024, we sold 544,719 shares of common stock pursuant to the Sales Agreement, at an average price of $91.88 per share, with aggregate net proceeds of $48.9 million. If we sell additional shares of common stock under the Sales Agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

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

In February 2022, we commenced a new ATM Facility to raise capital. Under our ATM Facility, we entered into the Sales Agreement, pursuant to which we can sell common shares, up to a maximum aggregate market value of $300.0 million, through one or more at-the-market offerings. Through September 30, 2024, we sold 544,719 shares of common stock pursuant to the Sales Agreement, at an average price of $91.88 per share, with aggregate net proceeds of $48.9 million. Given volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations, if we need additional capital.

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

As part of the Inflation Reduction Act of 2022, for tax years beginning on or after December 31, 2022, U.S. Congress enacted a 1% excise tax on certain stock repurchases or similar transactions effected by publicly traded domestic corporations such as ours. This tax could make stock repurchases less desirable, and therefore less likely, as compared with other possible uses of our funds, and could reduce the amount of cash available if we do determine to pursue a stock repurchase.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2023, we had federal net operating loss carryforwards of approximately $808.6 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. In addition, pursuant to the TCJA, we may not use net operating loss carry-forwards generated in taxable years beginning after December 31, 2017 to reduce our taxable income in any year beginning after December 31, 2020 by more than 80%, and we may not carry back any net operating losses to prior years. These rules apply regardless of the occurrence of an ownership change. In April 2022, the Company completed an update to the prior Section 382 study dated February 25,

2021. Since the Section 382 owner shifts are tested on a cumulative basis, the current update incorporates the period from February 7, 2017, the day of the last identified ownership change, through December 31, 2021. The analysis concluded that it is more likely than not that an additional ownership change did not occur during the update analysis period. This is assuming that no further significant shifts in stock ownership have occurred by virtue of equity events that have not yet been reported in publicly available SEC filings. The Company engaged its external tax advisor to determine if the Company had equity activity through December 31, 2022 that would give rise to a greater than 50 percentage point ownership change. The previous Section 382 model, through December 31, 2021, was updated for reported transactions among the Company’s 5% owners. The analysis concluded that there was no additional Company equity activity through December 31, 2022 that would rise to the level of a greater than 50 percentage point ownership change. The Company has not performed an analysis through December 31, 2023 at this time.

Item 5. Other Information

During the three months ended September 30, 2024, one of the Company’s directors and three of the Company’s executives each adopted a “Rule 10b5-1 trading arrangement,” as the term is defined in Item 408(a) of Regulation S-K. We describe the material terms of the Rule 10b5-1 trading arrangement below.

Name and Title	Action Taken	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Lonnel Coates (Director)	Adoption August 21, 2024	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the trading plan	August 21, 2024 – August 18, 2025	19,824
Kathryn D. Haviland (Chief Executive Officer, Director)	Adoption August 30, 2024	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the trading plan	August 30, 2024 – December 31, 2025	13,515
Ariel Hurley (Senior Vice President, Finance & Principal Accounting Officer)	Adoption September 12, 2024	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the trading plan	September 12, 2024 – September 15, 2025	15,215
Christopher Murray (Chief Technical Operations & Quality Officer)	Adoption August 20, 2024	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the trading plan	August 20, 2024 – August 15, 2025	16,500

Frequency of Future Non-Binding Stockholder Advisory Votes on Executive Compensation

As previously reported in a Current Report on Form 8-K filed on June 14, 2024, at the Company’s 2024 Annual Meeting of Stockholders held on June 12, 2024, the Company’s stockholders approved, on a non-binding advisory basis, the holding of a non-binding stockholder advisory vote on executive compensation annually. Based on this voting result, among other factors, the Company will include a non-binding stockholder advisory vote on executive compensation in its proxy materials annually until the next required stockholder vote on the frequency of such non-binding advisory votes on executive compensation.

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

Blueprint Medicines Corporation

Date: October 30, 2024	By:	/s/ Kathryn Haviland
Kathryn Haviland
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 30, 2024	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)