Form 10-K
period 2024-12-31
Blueprint Medicines Corp
filed 2025-02-13
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on the Nasdaq Global Select Market on such date, was approximately $6,747,459,120.

Number of shares of the registrant’s common stock, par value $0.001 per share, outstanding on February 11, 2025: 63,906,011

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
●	We have a history of operating losses and may never become and remain profitable.
●	We have entered into collaborations and licenses with our partners for the development and commercialization of several of our drugs and drug candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these drugs and drug candidates.
●	We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.
●	We contract with third parties for the manufacture of our approved drugs and drug candidates, including for preclinical, clinical and commercial supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our approved drugs or drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and drugs or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
●	We may acquire or in-license businesses, technologies or platforms, approved drugs, drug candidates or discovery-stage programs, or form strategic alliances, collaborations or partnerships, in the future, and we may not realize the benefits of such acquisitions, in-licenses, alliances, collaborations or partnerships.
●	The use of new and evolving technologies, such as artificial intelligence, in our business may result in spending material resources and presents risks and uncertainties that can impact our business.
●	The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “opportunity”, “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the variation or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib in additional geographies;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT (avapritinib) (marketed in Europe under the brand name AYVAKYT) and any current and future drug candidates for which we receive marketing approval;
●	our expectations regarding the potential benefits of AYVAKIT/AYVAKYT and any current and future drug candidates in treating patients with indolent systemic mastocytosis (SM) and advanced SM;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for our current and future drug candidates and research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope and length of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;
●	the potential benefits of our collaboration with CStone Pharmaceuticals (CStone) to develop and commercialize avapritinib and pralsetinib in Greater China, our collaboration with Zai Lab to develop and commercialize BLU-525, BLU-945, and any back-up and other forms thereof, as inhibitors of epidermal growth factor receptor (EGFR) in Greater China, as well as our ability to maintain these collaborations and establish additional strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc., a wholly-owned subsidiary of Ipsen S.A. (Clementia), to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;

●	the potential benefit of our strategic financing transaction with Garnich Adjacent Investments S.a.r.l. and Tao Talents, LLC, both affiliates of Sixth Street Partners and the potential acceleration of our commercial products and pipeline resulting from the non-dilutive growth capital;
●	the potential benefits of our license agreement with IDRx, Inc. (IDRx) to develop our development candidate-stage KIT exon 13 inhibitor, IDRX-73, for the treatment of drug-resistant mutations of non-PDGFR-driven gastrointestinal stromal tumor (GIST), and our expectations regarding an investment gain from the agreement under which GSK plc will acquire IDRx;
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry; and
●	the actual or potential benefits of designations granted by U.S. Food and Drug Administration (FDA), such as orphan drug, fast track and breakthrough therapy designation or priority review.

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

For purposes of this Annual Report on Form 10-K, including the footnotes to our consolidated financial statements, (i) with respect to our now terminated collaboration for pralsetinib, Roche means F. Hoffmann-La Roche Ltd and Genentech, Inc., (ii) with respect to our terminated cancer immunotherapy collaboration, Roche means F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., and (iii) with respect to our financing transactions with Sixth Street Partners, Sixth Street Partners means Garnich Adjacent Investments S.a.r.l. and/or Tao Talents, LLC.

Part I

Item 1. Business.

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

Since 2011, we have advanced a drug discovery approach that combines evolving biological insights with our proprietary research platform and drug design capabilities, which currently focuses on small molecule inhibitors and targeted protein degraders. We aim to rapidly and reproducibly translate science into durable clinical benefit for broad populations of patients with significant medical needs, including patients with mast cell diseases, breast cancer and other solid tumors. Our focused business model integrates our research engine with robust clinical development and commercial capabilities in allergy/inflammation and solid tumors to create a sustainable cycle of innovation.

Mast Cell Diseases — AYVAKIT®/AYVAKYT® (avapritinib), Elenestinib (BLU-263), and BLU-808

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

There are many disease states caused by increased activation of mast cells. In addition to diseases caused by a KIT receptor mutation, there are also diseases that may be treated by dialing down mast cell activation. SM is a disorder of mast cells driven by the KIT D816V mutation in nearly all cases. Other mast cell disorders, including chronic urticaria, asthma and other skin, respiratory, and gastrointestinal disorders are characterized by generalized mast cell dysregulation, which has been shown to be modifiable with inhibition of wild-type KIT.

We continue to build a mast cell disease franchise, based on our deep understanding of mast cell biology and the KIT pathway. We are commercializing our first KIT D816V inhibitor, AYVAKIT/AYVAKYT globally for the treatment of advanced SM and indolent SM. We are developing elenestinib, or BLU-263, an investigational, orally available, potent and highly selective KIT D816V inhibitor, for the treatment of indolent SM. Additionally, we are advancing BLU-808, a potent and selective wild-type KIT inhibitor, for mast cell diseases, including chronic urticaria allergic rhinitis/allergic conjunctivitis, allergic asthma, and mast cell activation syndrome (MCAS). With AYVAKIT, we were able to demonstrate that successful inhibition of mutated KIT with a highly potent and specific molecule can result in the first and only approved disease modifying therapy for SM. Through AYVAKIT development, we have amassed considerable data on mast cell biology and a strong clinical understanding of disease areas connected to mast cell activation, which is helping to drive our efforts to extend our position in SM and expand into other mast cell disorders. We are doing this by leveraging our deep understanding of mast cell biology to drive scientific innovation; bringing that innovation to patients with our clinical and regulatory know-how; and driving compelling top-line revenue growth through commercial execution.

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

SM comprises a spectrum of disease, including indolent and advanced subtypes, with nearly all patients (approximately 95 percent) having a KIT D816V mutation as the underlying driver of the disease. Indolent SM, which is the most common form of SM, is characterized by often severe, unpredictable and debilitating symptoms due to mast cell activation. Symptoms may include unpredictable hypersensitivity reactions, including anaphylaxis, gastrointestinal distress including severe nausea, vomiting and diarrhea, and extensive skin rashes that cause pain, discomfort and social isolation. Advanced SM is a rarer form of SM associated with mast cell infiltration of organ systems resulting in an increasingly severe impact on life expectancy, and includes three subsets: aggressive SM (ASM), SM with an associated hematological neoplasm (SM-AHN) and mast cell leukemia (MCL). These advanced forms of SM have historically had a median overall survival (OS) of less than six months to 3.5 years and are characterized by prominent organopathy and dysfunction, as well as the debilitating symptoms of mast cell activation.

Advanced SM accounts for approximately 10 percent of SM patients, whereas non-advanced SM accounts for about 90 percent of patients.  Population studies suggest that SM prevalence could range from 1 in 10,000 up to 1 in 5,000 adults.  This prevalence translates to about 30,000-60,000 patients in the US.  Adding the United Kingdom, Germany, France, Spain, and Italy to the estimate for the US, the prevalence is about 60,000-120,000 patients.

The current treatment paradigm for SM varies by disease subtype. Currently, there are no approved therapies other than AYVAKIT designed to potently and selectively inhibit the KIT D816V mutation. There are two approved therapies for advanced SM: midostaurin and imatinib. Midostaurin is a multi-kinase inhibitor with limited KIT D816V inhibitory activity. Imatinib is approved only for patients with the ASM subtype who do not harbor the KIT D816V mutation, or who have an unknown mutation status. Other treatments used in advanced SM include interferon alpha or cytoreductive agents to reduce mast cell burden, or treatments aimed at addressing the associated blood disorder.

For patients with indolent SM, AYVAKIT/AYVAKYT is the only approved therapy in the U.S. and EU. Beyond AYVAKIT, management is symptom-directed and includes avoidance of triggers of mast cell activation (such as insect stings). Common off-label treatments for indolent SM include histamine blockers, cromolyn, epinephrine, corticosteroids, and, in cases of refractory patients, cytoreductive agents. Patients often take multiple symptom-directed treatments to manage their disease, and a reduction in polypharmacy burden is an important treatment goal.

AYVAKIT®/AYVAKYT® (avapritinib)

We are commercializing avapritinib for the treatment of advanced SM and indolent SM. The FDA approved avapritinib under the brand name AYVAKIT for the treatment of adult patients with advanced SM, including ASM, SM-AHN, and MCL in June 2021, and for adult patients with indolent SM in May 2023. In March 2022, the European Commission approved the marketing authorization for AYVAKYT for the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy. In December 2023, the European Commission approved AYVAKYT for the treatment of adult patients with indolent SM with moderate to severe symptoms inadequately controlled on symptomatic treatment. These approvals in advanced SM were supported by our Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and our ongoing registrational clinical trial in advanced SM, which we refer to as our PATHFINDER trial. The approvals of AYVAKIT for the treatment of patients with indolent SM, were supported by data from our ongoing Phase 2/3 clinical trial in indolent SM, which we refer to as the PIONEER trial. At the European Academy of Allergy and Clinical Immunology (EAACI) Congress May/June 2024, we presented long-term data from PIONEER, demonstrating that with a median follow-up of more than two years, AYVAKIT showed durable efficacy and a favorable safety profile in patients with indolent SM, and that safety data were consistent for the small number of patients who doses escalated to 50 mg once daily.

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

Avapritinib is also approved in the U.S. under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and is approved in the EU, the UK and Switzerland with conditional marketing authorization under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring a PDGFRA D842V mutation. Currently, AYVAKIT is the only FDA-approved treatment for patients with D842V mutant PDGFRA-driven GIST. Through our collaboration with CStone, China’s National Medicinal Products Administration approved AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. AYVAKIT also received accelerated approval from the Taiwan Food and Drug Administration and approval in Hong Kong, both for adults with unresectable or metastatic GIST harboring PDGFRA D842V mutations. We also have distributor arrangements to commercialize AYVAKIT in global jurisdictions, including Israel and Canada, where approvals have been received.  To date, AYVAKIT/AYVAKYT is approved and reimbursed for one or more indications in 15 countries, where we or our distribution partners are commercializing it. The FDA has granted breakthrough therapy designation for avapritinib for the treatment of unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In addition, the FDA has granted orphan drug designation to avapritinib for the treatment of GIST, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST.

Avapritinib Clinical Data in SM

Registrational PIONEER Trial in Indolent SM

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

In June 2024, we presented data at EAACI and in February 2024, we presented data at American Academy of Allergy, Asthma, and Immunology (AAAAI) Annual Meeting. In February 2023 we presented fulsome results from PIONEER Part 2 at the AAAAI Annual Meeting and in August 2022 we presented top line data from PIONEER Part 2.

Data Presented at the European Academy of Allergy and Clinical Immunology (EAACI) Annual Meeting in June 2024

We presented long-term data from PIONEER, demonstrating that with a median follow-up of more than two years, AYVAKIT showed durable efficacy and a favorable safety profile in patients with indolent SM, and that safety data were consistent for the small number of patients who dose escalated to 50 mg once daily.

Data Presented at the AAAAI Annual Meeting in February 2024

We presented long-term data from PIONEER, demonstrating that AYVAKIT had a durable symptom impact and a well-tolerated safety profile, supporting long-term treatment and consistent with real-world experience observed in the commercial setting.

Data Presented at the AAAAI Annual Meeting in February 2023

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

Elenestinib (BLU-263)

We are developing elenestinib an investigational, orally available, potent and highly selective KIT inhibitor, for the treatment of indolent SM and other mast cell disorders. Elenestinib is designed to have equivalent potency as avapritinib, with low off-target activity and minimal penetration of the central nervous system relative to avapritinib based on preclinical data.

We are evaluating elenestinib in an ongoing Phase 2/3 clinical trial in indolent SM, which we refer to as our HARBOR trial. In December 2022, we announced top-line, 12-week data from the dose-finding Part 1 of the HARBOR trial. In December 2023, we presented HARBOR Part 1 trial data for elenestinib in indolent SM at the 65th American Society of Hematology (ASH) Annual Meeting and Exposition. We initiated the registration-enabling Phase 3 HARBOR trial of elenestinib in indolent SM in the fourth quarter of 2024.

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

Data Presented at the ASH Annual Meeting in December 2023

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

BLU-808

In the first half of 2023, we nominated the development candidate BLU-808 from our discovery programs, an oral, highly potent and selective wild-type KIT inhibitor. We are developing BLU-808 as a potential first- and best-in-class treatment for mast cell disorders, including chronic urticaria, a debilitating inflammatory skin disorder characterized by wheals (hives), and sleep disruption, stress and anxiety due to severe itching are major contributors to disease burden. Wild-type KIT inhibition has an established proof-of-concept in chronic urticaria, and BLU-808 represents a small molecule approach with the opportunity to drive market expansion with an oral regimen. Beyond chronic urticaria, we plan to initiate proof of concept studies in other related allergic-inflammatory indications, including but not limited to allergic rhinitis/allergic conjunctivitis, allergic asthma, and MCAS.

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

Data Presented at the J.P. Morgan Conference in January 2025

In January 2025, we presented results from the Phase 1 single-ascending dose (SAD; n=56) and multiple-ascending dose (MAD; n=31, 14-day dosing) trial of BLU-808, a highly potent and selective oral KIT inhibitor, in healthy volunteers at the J.P. Morgan Healthcare Conference.

Safety: BLU-808 was well-tolerated at all doses tested. All treatment-emergent adverse events (AEs) in the MAD cohorts 1-12 mg once daily (QD) in those who received BLU-808 were Grade 1. There were no serious AEs, no discontinuations or dose modifications due to AEs, and no clinically significant changes in laboratory measures.

Pharmacokinetics: BLU-808 showed a half-life of approximately 40 hours, enabling once-daily dosing, and consistent, dose-proportional increases in drug exposure. In the MAD cohorts, all BLU-808 doses led to sustained target coverage, with mean plasma concentrations exceeding predicted KIT IC50 levels at ≥1 mg QD and IC88 levels at ≥3 mg QD.

Pharmacodynamics: BLU-808 showed dose-dependent serum tryptase responses, reflecting evidence of mast cell target engagement across multiple dose levels. In the SAD cohorts, reductions in tryptase were observed after a single dose of BLU-808, exceeding 60 percent at 42 mg. In the MAD cohorts, rapid, robust and sustained reductions in tryptase were observed, with reductions exceeding 80 percent at 12mg and below the lower limit of quantification (LLOQ) at multiple dose levels.

Oncology/Hematology

Our oncology research program has delivered a number of innovative therapies and continues to be an active area of discovery. Based on early clinical success, we plan to further advance discovery research in oncology in 2025.

Cell Cycle Inhibition Programs

We are advancing multiple therapeutic candidates and research programs targeting the cell cycle as potential treatments for patients with hormone-receptor-positive/human epidermal growth receptor 2 negative (HR+/HER2-) breast cancer and other solid tumors. These include CDK2 and CDK4 targeted protein degraders, which have progressed rapidly in preclinical development toward potentially best-in-class development candidate profiles supporting our prioritization of these programs. We are completing the Phase 1 dose escalation study of our CDK2 inhibitor BLU-222 and are de-prioritizing any further investment in this program. We continue to engage strategic partners on potential opportunities to broadly advance our franchise of CDK programs.

Discovery Platform

We continue to drive organic growth with our innovative and highly productive research platform, which has nominated 17 development candidates to date. With drug design capabilities spanning small molecule inhibitors and targeted protein degraders, our approach begins by choosing the best modality for the targets we are pursuing and designing highly potent and selective therapeutic candidates. Within our focus areas of allergy/inflammation and oncology/hematology, we pursue targets where the biology is clear and there is opportunity to impact large patient populations. We consistently aim to achieve first- or best-in-class profiles with the potential to disrupt the current standard of care and dramatically improve patient outcomes. In addition, we prioritize opportunities where early data can de-risk future investment and we deeply integrate the insights and capabilities of our R&D and commercial functions to create significant and sustainable growth opportunities.

Collaborations, Licenses and Other Agreements Summary

Roche—Pralsetinib Collaboration. In July 2020, we entered into a collaboration agreement with Roche, which we refer to as the Roche pralsetinib collaboration, to develop and commercialize pralsetinib for the treatment of RET-altered cancers. Under the Roche pralsetinib collaboration, we and Genentech co-commercialized GAVRETO in the U.S., and Roche was granted exclusive commercialization rights for pralsetinib outside of the U.S., excluding Mainland China, Hong Kong, Macau and Taiwan (each a CStone region and, collectively, the CStone Territory). In February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination became effective on February 22, 2024, at which time we entered into a transition agreement with Roche (the Roche transition agreement) and sold the U.S. rights to research, develop, manufacture and commercialize pralsetinib to Rigel Pharmaceuticals (Rigel). In January 2024, we decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and CStone Territory, due to a lack of an alternate partner in these regions. We continue to work with Roche on the transition and wind-down activities contemplated in the Roche transition agreement. For additional information, see Note 11, Collaborations, License and Other Agreements, to our consolidated financial statements included in this Form 10-K.

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

Zai Lab. In November 2021, we entered into a license and collaboration agreement with Zai Lab, which we refer to as the Zai Lab agreement, to develop and commercialize certain licensed products for the treatment of EGFR-driven NSCLC in Greater China, including Mainland China, Hong Kong, Macau and Taiwan, which currently includes BLU-945 and BLU-525. In January 2024 at the J.P. Morgan Healthcare Conference, we announced that we are discontinuing further investment in early clinical-stage therapies for EGFR-mutant NSCLC globally; however, Zai Lab retains its rights to BLU-945 and BLU-525 under the Zai Lab agreement.

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

In January 2025, IDRx announced that they had entered into an agreement under which GSK plc will acquire IDRx for $1.0 billion upfront with an additional $150.0 million regulatory approval-based milestone payment. The transaction is expected to close in the first quarter 2025.

Financing Arrangements Summary

Royalty Purchase Agreement. In June 2022, we entered into a purchase and sale agreement with Royalty Pharma, which we refer to as the Royalty Purchase Agreement. Pursuant to the Royalty Purchase Agreement, we received an upfront cash payment of $175.0 million in exchange for all of our existing rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone Territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. However, in February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination became effective in February 2024. In connection with and effective upon the termination of the Roche pralsetinib collaboration agreement, on February 22, 2024, we and Royalty Pharma agreed to terminate the Royalty Purchase Agreement, which we refer to as the Royalty Pharma Termination Agreement. Following the termination of the Royalty Purchase Agreement, we have no outstanding obligations under the Royalty Purchase Agreement, other than the remaining royalty payment obligation related to GAVRETO net sales as of the termination effective date, which has since been paid. As of December 31, 2024, we have no plans to enter into a new arrangement to commercialize GAVRETO outside of the U.S. and the CStone Territory.

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

Our Pipeline

Rapidly advancing pipeline

Mast cell disorders
DISCOVERY
EARLY STAGE DEVELOPMENT
LATE STAGE DEVELOPMENT
COMMERCIAL
AYVAKIT® (avapritinib): KIT D816V
Indolent SM[1,2]
Advanced SM[1,3]
Elenestinib (next gen): KIT D816V
Indolent SM
BLU-808: Wild-type KIT
Mast cell disorders
Undisclosed mast cell targets/modalities
Solid tumors
AYVAKIT (avapritinib): PDGFRA
PDGFRA GIST[1,4]
BLU-222: CDK2
HR+, HER2- breast cancer
Other CDK2 vulnerable cancers
BLU-956 (next gen): CDK2
HR+, HER2- breast cancer
Targeted protein degrader: CDK2
HR+, HER2- breast cancer
Targeted protein degrader: CDK4
HR+, HER2- breast cancer
Additional research
Programs: undisclosed
ongoing or completed
planned
Updated as of January 13, 2025.

[1] CStone Pharmaceuticals has exclusive rights to develop and commercialize avapritinib in Greater China.

[2] Approved in the U.S. for adults with indolent SM. Approved in Europe (AYVAKYT®) for adults with indolent SM with moderate to severe symptoms inadequately controlled on symptomatic treatment.

[3] Approved in the U.S. for adults with advanced SM, including aggressive SM (ASM), SM with an associated hematological neoplasm (SM-AHN) and mast cell leukemia (MCL). Approved in Europe (AYVAKYT) for adults with ASM, SM-AHN or MCL, after at least one systemic therapy.

[4] Approved in the U.S. for adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. Approved in Europe (AYVAKYT) for adults with unresectable or metastatic GIST harboring the PDGFRA D842V mutation.

GIST = gastrointestinal stromal tumors. SM = systemic mastocytosis.

Not for promotional use.

Our Strategy

As a global, fully-integrated biopharmaceutical company that invents life-changing medicines, we seek to alleviate human suffering by solving important medical problems in two core focus areas: allergy/inflammation and oncology/hematology. Our approach targets the root causes of disease, using deep scientific knowledge in our core focus areas and drug discovery expertise across multiple therapeutic modalities. Our goal is to pursue discovery, development, and commercialization of therapies that potently and selectively target known drivers of disease, with focused investment in therapeutic areas where we can leverage our core expertise and business infrastructure to bring scale to our science, to bring the benefit of Blueprint therapies to as many patients as possible. To achieve this goal, key elements of our strategy are as follows:

●Accelerate the adoption of our approved medicines, including AYVAKIT/AYVAKYT in the U.S. and Europe, continue to strengthen and expand our global commercial capabilities and prepare for future potential commercial launches of new investigational medicines.
●Deepen our strategic focus on mast cell diseases, including systemic mastocytosis, chronic urticaria, and other diseases implicated by KIT-mediated signaling, by continuing the development of elenestinib and BLU-808.
●Advance our innovative research programs, including our CDK2 and CDK4 targeted protein degraders, and our other preclinical programs, rapidly through development as we continue ongoing discussions for potential strategic partnership.
●Expand our focused, differentiated pipeline, with prioritization towards mast cell diseases within allergy/inflammation and solid tumors within oncology/hematology, and continued internal discovery research and innovation, inclusive of targeted protein degradation, as well as opportunities to acquire or in-license complementary technologies or therapies.
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

Collaborations, Licenses and Other Agreements

Roche

Pralsetinib Collaboration. In July 2020, we entered into a collaboration agreement with Roche, which we refer to as the Roche pralsetinib collaboration, to develop and commercialize pralsetinib for the treatment of RET-altered cancers. Under the Roche pralsetinib collaboration, we and Genentech co-commercialized GAVRETO in the U.S., and Roche was granted exclusive commercialization rights for pralsetinib outside of the U.S., excluding Mainland China, Hong Kong, Macau and Taiwan (each a CStone region and, collectively, the CStone Territory). In February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination became effective on February 22, 2024, at which time we entered into the Roche transition agreement and sold the U.S. rights to research, develop, manufacture and commercialize pralsetinib to Rigel pursuant to an Asset Purchase Agreement and certain supporting agreements, including a customary transition agreement (such agreements collectively referred to as the Rigel Agreement). In January 2024, we decided to discontinue global development and marketing of GAVRETO in territories excluding the U.S. and CStone Territory, due to a lack of an alternate partner in these regions. We continue to work with Roche on the transition and wind-down activities contemplated in the Roche transition agreement.

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

We received an upfront cash payment of $40.0 million, and through December 31, 2024, we have received $38.5 million in milestone payments under this collaboration. Subject to the terms of the CStone agreement, in addition to upfront and milestone payments received through December 31, 2024, we will be eligible to receive up to $307.5 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, CStone will be obligated to pay us tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone Territory, subject to adjustment in specified circumstances. CStone is responsible for costs related to the development of the licensed products in the CStone Territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone Territory that is shared by us and CStone.

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

We received an upfront cash payment of $25.0 million in the fourth quarter of 2019, and through December 31, 2024, we have received $50.0 million in milestone payments under this license agreement. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received, we will be eligible to receive up to $460.0 million in development, regulatory and sales-based milestone payments for the Clementia licensed products. In addition, Clementia is obligated to pay to us royalties on aggregate annual worldwide net sales of Clementia licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and to purchase specified manufacturing inventory from our company.

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

Zai Lab

On November 8, 2021, we entered into a license and collaboration agreement, or the Zai Lab agreement, with Zai Lab. Under the Zai Lab agreement, we granted an exclusive license for the development and commercialization of BLU-945 and BLU-525, including any back-up and other forms thereof, for the treatment of EGFR-driven NSCLC in Greater China, including Mainland China, Hong Kong, Macau and Taiwan, either as a monotherapy or as part of a combination therapy. We retain exclusive rights to the licensed products outside the Zai Lab territory.

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

Under the terms of the agreement, Zai Lab is responsible for all the development costs for the licensed products, which currently include BLU-945 and BLU-525, occurring in Greater China. In January 2024 at the J.P. Morgan Healthcare Conference, we announced that we will discontinue further investment in these early clinical-stage therapies for EGFR-mutant NSCLC globally (other than with respect to Greater China for BLU-525 and BLU-945, which remain licensed to Zai Lab for that territory) BLU-945 and BLU-525; however, Zai Lab retains its rights to BLU-945 and BLU-525 under the agreement.

IDRx

In August 2022, we entered into the IDRx License Agreement, pursuant to which we granted IDRx an exclusive, worldwide, royalty-bearing license to exploit our internally discovered KIT exon 13 inhibitor, IDRX-73. IDRx is a clinical-stage biopharmaceutical company and among IDRx’s founders are Alexis Borisy, Nicholas Lydon, Ph.D. and George Demetri, M.D., each of whom were then-current members of our board of directors. Due to these relationships, the transaction was approved by only the non-interested members of the Company’s board of directors.

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

In January 2025, IDRx announced that they had entered into an agreement under which GSK plc will acquire IDRx for $1.0 billion upfront with an additional $150.0 million regulatory approval-based milestone payment. The transaction is expected to close in the first quarter 2025.

Financing Arrangements

Royalty Purchase Agreement. In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma. Pursuant to this Royalty Purchase Agreement, we received an upfront cash payment of $175.0 million. However, in February 2023, Roche provided written notice of their election to terminate the Roche pralsetinib collaboration agreement for convenience. In connection with and effective upon the termination of the Roche pralsetinib collaboration agreement, on February 22, 2024, we and Royalty Pharma agreed to terminate the Royalty Pharma Agreement pursuant to the Royalty Pharma Termination Agreement. Following the termination of the Royalty Purchase Agreement, we have no outstanding obligations under the Royalty Purchase Agreement, other than the remaining royalty payment obligation related to GAVRETO net sales as of the termination effective date, which has since been paid. As of December 31, 2024, we have no plans to enter into a new arrangement to commercialize GAVRETO outside of the U.S. and the CStone territory. The termination of the Roche pralsetinib collaboration agreement did not affect the upfront cash payment we received from Royalty Pharma.

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

We devote considerable effort and resources to protecting inventions, trade-secrets, and know-how related to our approved medicines AYVAKIT®/AYVAKYT® and our drug candidates in an effort to establish strong intellectual property positions regarding these new chemical entities and their uses and other technologies, including formulations, solid forms, manufacturing processes, and patient selection markers that may be useful with our drugs and drug candidates. We have patent rights that are the subject of U.S. and foreign patents and patent applications in the U.S. and a number of other jurisdictions, including Australia, Canada, certain Central and South American countries, certain Asian countries (including Greater China), the EU, certain Eurasian countries, certain Middle Eastern countries, New Zealand, and certain African countries. Our issued patents and patent applications of our most advanced programs pertain to our approved medicine AYVAKIT and clinical candidates.

We file trademarks to protect our products. Typically, we file trademark applications in the U.S., Europe, and elsewhere in the world as appropriate. In addition to multiple pending trademark applications in the U.S. and other major countries, we have registered trademarks, including but not limited to AYVAKIT in the U.S. and to AYVAKYT in the EU. In addition to patents and trademarks for our drug products, we seek to obtain all available regulatory exclusivities for our marketed products, including data and orphan exclusivities in the relevant jurisdictions.

The patent portfolios relating to our approved medicines and most advanced programs as of December 31, 2024 are summarized below.

Mast Cell Diseases - AYVAKIT/AYVAKYT (avapritinib), Elenestinib (BLU-263), and BLU-808

The patent portfolios relating to our approved medicines and most advanced programs as of December 31, 2024 are summarized below.

KIT D816V Mutant Program - AYVAKIT/AYVAKYT (avapritinib) and elenestinib

The patent portfolio for our mutant KIT programs contain patents and patent applications directed to compositions of matter for AYVAKIT/AYVAKYT, elenestinib, and other compound families, including solid forms and methods of use and manufacture. As of December 31, 2024, we own 16 U.S. patents, 4 European patents, validated in multiple states and 34 other foreign patents and multiple pending patent applications in the U.S., Europe and in various foreign jurisdictions. The patents that have issued or will issue covering AYVAKIT/AYVAKYT and elenestinib will have a statutory expiration date between 2034 and 2043. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

In addition, in connection with our FDA approval on January 9, 2020, the FDA granted AYVAKIT new chemical entity, or NCE, exclusivity until January 9, 2025 and Orphan Drug Exclusivity, or ODE, until January 9, 2027.  In connection with our FDA approval on June 16, 2021, the FDA granted AYVAKIT new clinical indication exclusivity for two indications until June 16, 2024 and ODE until June 16, 2028. In connection with our FDA approval on May 22, 2023, the FDA granted AYVAKIT new clinical indication exclusivity until May 22, 2026 and ODE until May 22, 2030.

In connection with notification of our EMA approval on September 25, 2020, the EMA granted AYVAKYT Orphan marketing exclusivity until September 25, 2030. Additionally, 1 year of market protection was granted after authorization of new therapeutic indication representing a significant clinical benefit in comparison with existing therapies until September 25, 2031. In connection with notification of our EMA approval on March 25, 2022, the EMA granted AYVAKYT Orphan marketing exclusivity until March 25, 2032. In connection with notification of our EMA approval on December 12, 2023, the EMA granted AYVAKYT Orphan marketing exclusivity December 12, 2033.

Wild-type KIT Program — BLU-808

The patent portfolio for our wild-type KIT program contains patents and patent applications directed to compositions of matter for BLU-808 and other compound families, as well as solid forms and methods of use and manufacture. As of December 31, 2024, we own 8 pending patent applications in the U.S., Argentina and Taiwan. The patents that will issue covering our wild-type KIT program will have a statutory expiration date between 2043 and 2045. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

Cell Cycle Inhibition Program - CDK2 Inhibitors (BLU-222, BLU-956) and CDK Protein Degraders

The patent portfolio for our Cell Cycle Inhibition program contains patent applications directed to CDK2 inhibitors and CDK protein degraders, including compositions of matter for BLU-222, BLU-956 and other compound families, as well as solid forms and methods of use and manufacture. As of December 31, 2024, we own 2 issued U.S. patents, 1 issued foreign patent and 88 patent applications pending in the U.S., PCT and in various foreign jurisdictions. The patents that will issue covering our Cell Cycle Inhibition program will have a statutory expiration date between 2042 and 2045. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates.

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

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our drug, drug candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the U.S. that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office (USPTO) to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us, which is highly unpredictable. In addition, because of the extensive time required for clinical development and regulatory review of a drug or drug candidate we may develop, it is possible that, before any of our approved drugs or drug candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide.

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators, third-party service providers, and scientific advisors, and non-competition, non-solicitation, confidentiality, and invention assignment agreements with our employees. We have also executed agreements requiring assignment of inventions with selected scientific advisors, consultants, and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of drugs, drug candidates and technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that these agreements will afford us adequate protection of our intellectual property and proprietary information rights.

With respect to the building of our discovery platform, including our proprietary compound library and targeted protein degrader platform, we consider trade secrets and know-how to be our primary intellectual property. Trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our discovery platform, these trade secrets and know-how will over time be disseminated within the industry through independent development and public presentations describing the methodology.

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

We compete in two core focus areas: allergy/inflammation and oncology/hematology, developing kinase inhibitors and targeted protein degraders. There are other companies working to develop therapies in these areas. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes.

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

Chronic Urticaria, Asthma, Allergic Rhinitis, and Mast Cell Activation Syndrome

We are developing BLU-808 for chronic urticaria, asthma, allergic rhinitis, MCAS and other allergy/inflammation indications, which if approved, will face competition from omalizumab developed by Genentech and Novartis. In addition, BLU-808 may face competition from drug candidates in development, including those developed by Alivexis, Inc., Amgen Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Eli Lilly, Enanta Pharmaceuticals, Inc, Escient Pharmaceuticals, Inc., Evommune, Inc, Hangshou Highlightll Pharma, Incyte Corp., Jasper Therapeutics, Inc., Leo Pharma A/S, LongBio Pharma, Novartis AG, Regeneron Pharmaceuticals, Inc., Sanofi S.A., Third Harmonic Bio, Inc, Taiho Pharmaceutical Co., LTD, and United BioPharma.

Commercialization

We are a global, fully-integrated biopharmaceutical company that invents life-changing medicines. We seek to alleviate human suffering by solving important medical problems in two core focus areas: allergy/inflammation and oncology/hematology. Our approach targets the root causes of disease, using deep scientific knowledge in our core focus areas and drug discovery expertise across multiple therapeutic modalities. We have established our own commercial organization in the U.S. and Europe in connection with our commercial launch of AYVAKIT in the U.S. and AYVAKYT in Europe. We have also entered into collaborations with our partners, including CStone, for global commercialization activities for AYVAKIT/AYVAKYT. We are continuing to expand our commercialization capabilities and to build our distribution capabilities to accelerate global adoption of AYVAKIT and to prepare for additional planned commercial launches.

We may also evaluate opportunities to establish collaborations with pharmaceutical companies to leverage their capabilities to maximize the potential of our pipeline from time to time.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture of any drug we may commercialize. To date, we have obtained materials for avapritinib, elenestinib and BLU-808 for our ongoing and planned clinical testing from third-party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have a long-term supply arrangement in place other than for the commercial supply of AYVAKIT/AYVAKYT. Although we have negotiated manufacturing agreements with certain venders for the commercial supply of AYVAKIT/AYVAKYT, we may also obtain our supplies for these approved drugs from these manufacturers on a purchase order basis from time to time. We rely primarily on single-source third-party suppliers to manufacture and supply our drugs and may from time to time explore opportunities to identify and qualify additional manufacturers to provide the API, drug substance and drug products.

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

The data required to support an NDA is generated in two distinct development stages: preclinical and clinical. For new chemical entities, the preclinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory as well as supporting starting dose determinations, which support subsequent clinical testing. The conduct of the preclinical tests must comply with federal regulations, including GLPs, where applicable. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the preclinical data, general investigational plan and the protocol(s) for human trials. The IND becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

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

Clinical trials are generally conducted in three sequential phases that may overlap or be combined, known as Phase 1, Phase 2 and Phase 3 clinical trials. Phase 1 clinical trials generally involve a small number of healthy volunteers and/or disease-affected patients who are treated with the drug candidate in escalating dose cohorts. The primary purpose of these clinical trials is to assess the pharmacokinetic, or PK, profile, pharmacologic action, side effect tolerability and safety of the drug and further support dose-finding and selection. Phase 1 clinical trials may also evaluate preliminary evidence of clinical activity. Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, as well as identification of possible AEs and safety risks and preliminary evaluation of efficacy. Phase 3 clinical trials generally involve large numbers of patients (from several hundred to several thousand subjects) at multiple sites, in multiple countries and are designed to provide the data necessary to demonstrate the efficacy of the drug for its intended use and patient population, its safety in use, and to establish the overall benefit/risk relationship of the drug and provide an adequate basis for physician and patient labeling. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a drug during marketing. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA. However, in settings of rare diseases and genetically-driven cancers, regulatory flexibility is given on a case-by-case basis.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 clinical trials as post-marketing commitments or requirements.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse reactions, any finding from other clinical studies, tests in laboratory animals, or in vitro testing that suggests a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. A sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, cGMPs impose extensive procedural, substantive and recordkeeping requirements to ensure and preserve the long-term stability and quality of the final drug product. In addition, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee, if applicable. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fiscal year 2025 fee schedule, effective October 1, 2024 through September 31, 2025, the user fee for an application requiring clinical data, such as an NDA, is $4,310,002. PDUFA also imposes an annual prescription drug product program fee for human drugs ($403,889 for the current fiscal year per approved product strength). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. In addition, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed drug is safe and effective for its intended use and patient population, and whether the drug is being manufactured in accordance with cGMP to assure and preserve the drug’s identity, strength, quality and purity. The FDA may refer applications for novel drugs or drug candidates that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians, patient advocates, and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and us during the review process.

Before approving an NDA, the FDA may conduct a pre-approval inspection of the manufacturing facilities for the new drug to determine whether they comply with cGMPs. The FDA will not approve the drug unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the drug within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials by inspecting the sponsor or clinical trial sites to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter or defer action on an application where required inspections cannot be conducted. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application or request a hearing. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

In addition, drugs studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint and under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is now permitted to require, as appropriate, that such trials be underway and fully enrolled prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product, the post-marketing studies are not conducted with due diligence or the company disseminates false or misleading promotional materials with respect to the product. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Clinical Trial Diversity Plans

Diversity Action Plans must specify the sponsor’s rationale and goals for clinical study enrollment (separated by the age group, ethnicity, sex and race of clinically relevant study populations) and describe how the sponsor intends to meet those goals. The guidance also urges sponsors and investigators to consider the many dimensions of clinical trial diversity, even those that extend beyond age, ethnicity, sex, and race to enroll populations that represent the patients who will be treated is the product is approved. The requirement for sponsors to submit Diversity Action Plans comes from new provisions of the FDORA. This guidance applies to Phase 3 clinical studies or, as appropriate, other pivotal clinical studies of a drug or biological product, as well as for certain clinical studies of devices, including those intended to serve as the primary basis for the FDA’s evaluation of the safety and effectiveness and benefit-risk determination of the device. The requirement to submit a Diversity Action Plan applies to clinical studies for which enrollment begins 180 days after publication of the final guidance. The Trump administration’s plans regarding the finalization of this guidance remain unknown at this time.

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

The FDA also may require post-approval commitments, which may include testing that are sometimes referred to as post-marketing studies or clinical studies, risk minimization action plans and post-marketing surveillance to monitor the effects of an approved drug or place conditions on an approval that could restrict the distribution or use of the drug. Discovery of previously unknown problems with a drug or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling, including the addition of new warnings and contraindications, require new post-marketing studies, and also may require the implementation of other risk management measures. The distribution of pharmaceutical drugs is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical drugs. In addition, under FDORA, sponsors of approved drugs must notify the FDA of any changes in marketing status, such as withdrawal of a drug, within 180 days. If the sponsor fails to meet this marketing status reporting requirement, the FDA could add the applicable products to a list of discontinued products, which would revoke the product’s ability to be marketed.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, the FDA incentivizes the development of drugs products that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug product for such disease or condition will be received from sales in the United States of such drug product. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug product application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. The FDA’s rare pediatric disease priority voucher program began to sunset on December 20, 2024, on failure of Congress to pass a continuing resolution package that included its reauthorization. Under the amended statutory sunset provisions, after December 20, 2024, the FDA may award a priority review voucher for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. Congress may vote to reauthorize this program, but its future remains unknown at this time.

European Union Drug Development

In the EU, our existing and future drugs will also be subject to extensive regulatory requirements. As in the U.S., medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained.

Clinical Trial Approval

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, which replaced the previous Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all EU Member States meaning no national implementing legislation in each EU Member State is required. The legislation aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point, rules on the protection of subjects and informed consent, and transparency requirements, and strictly defined deadlines for the assessment of clinical trial applications.

Drug Review and Approval

In the EU, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of MA:

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

Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in another Member State through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Orphan Drug Designation

In the EU, the European Commission, after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan medicinal product designation in respect of products that are intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. In addition, designation may be granted for products intended for the diagnosis, prevention or treatment of a life threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product. In each case, there must be no satisfactory method of diagnosis, prevention or treatment of the applicable condition authorized for marketing in the EU, or, if such a method exists, the sponsor must establish that its product would be of significant benefit to those affected by the condition. In the EU, orphan medicinal product designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following the grant of an MA. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity

Pediatric Investigation Plan

In the EU, marketing authorization applications for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. If an MA is obtained and trial results are included in the product information, even when negative, the product is eligible for six-months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020. As a result of the Northern Ireland Protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). A new framework named the Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide MA will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. However, although a separate authorization is now required to market medicinal products in the UK, under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of an MA from the EMA (and certain other regulators) when considering an application for a UK MA.

Rest of the World Regulation

For other countries outside of the EU and the U.S., such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of preclinical trials, clinical trials, manufacturing, drug licensing, pricing and reimbursement vary from country to country. In all cases the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

There has also been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders designed to impact drug pricing.  A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. Many foreign countries’ health authorities are authorized to restrict the range of medicinal drugs for which their national health insurance systems provide reimbursement to control the prices of medicinal drugs for human use. In addition, countries may approve a specific price for the medicinal drug or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical drugs will allow favorable reimbursement and pricing arrangements for any of our drugs. Historically, drugs launched in Europe and elsewhere globally do not follow price structures of the U.S. and generally tend to be significantly lower. More recently, developments in Europe include reforms to national reimbursement and pricing in Germany, France, Italy and the UK, that are expected to increase pressure on prices. For example, the German Federal Ministry of Health announced the SHI Financial Stabilisation Act which includes an extension of price moratorium for another 4 years, increases manufacturer mandatory discounts, and other measures intended to generate savings. Additionally, there is increased interest in cross-border collaboration on technology assessments, data/knowledge sharing, and group price negotiations as a means of controlling costs, such as the Beneluxa Initiative which includes Belgium, Luxembourg, the Netherlands, Austria and Ireland, and also the Nordic Pharmaceutical Forum.

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

In addition, the federal civil and criminal False Claims Act prohibits, among other things, knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of drug for unapproved uses and other sales and marketing practices. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring an action on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery. In September 2024, a federal district court in Florida ruled that the qui tam provision of the False Claims Act is unconstitutional, for violating the Constitution’s Appointments Clause. The U.S. government has appealed that decision. But if the decision is upheld and/or other federal courts adopt its reasoning, those decisions could reduce the number of False Claims Act investigations and lawsuits. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, numerous states have enacted comprehensive data privacy laws that impact our business in different and inconsistent ways, and there  may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Human Capital Resources

We provide an inclusive, collaborative and safe work environment for our employees, who enjoy innovative work and development opportunities. As of January 31, 2025, we had 649 full- and part-time employees globally, approximately 569 of whom are employed in the U.S. and approximately 80 are employed in foreign countries. Of those employees, 350 are engaged in research and development activities and 212 hold Doctorate or Master’s degrees. To allow us flexibility in meeting varying workflow demands, we also engage consultants and temporary workers when needed.

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

Investors and others should note that we announce material information to our investors using one or more of the following: SEC filings, press releases, public conference calls and webcasts and our corporate website (https://www.blueprintmedicines.com/), including without limitation the “Investors & Media” and “Presentations & Publications” sections of our website. We use these channels, as well as social media channels such as “X” (formerly Twitter @BlueprintMeds) and LinkedIn, to communicate with the public about our company, our business, our approved drugs and drug candidates and other matters. It is possible that the information we post on our corporate website or other social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the “Investors & Media” and “Presentations & Publications” sections of our corporate website and on the social media channels listed on the “Investors & Media” section of our corporate website. The contents of our corporate website and social media channels are not, however, a part of this Annual Report on Form 10-K.

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

We have had two approved precision therapies, AYVAKIT/AYVAKYT and GAVRETO. While we have been commercializing AYVAKIT in the U.S. and AYVAKYT in Europe and prior to the sale of the related assets to Rigel pursuant to the Rigel Agreement, co-commercializing GAVRETO with Roche in the U.S., we only became a commercial company in 2020, and our track record of demonstrating our ability to successfully overcome the many risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry is somewhat limited. To execute our business plan, in addition to successfully marketing and selling our approved drugs, we will need to successfully:

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

The precise incidence and/or prevalence for SM, GIST, chronic urticaria, asthma, allergic rhinitis, mast cell activation syndrome (MCAS), and other allergy/inflammation indications are unknown. Our projections of the number of people who have these diseases, the frequency of the genetic alterations targeted by our drugs and drug candidates and the subset of patients who have the potential to benefit from our treatment options are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, healthcare claims data, patient foundations or third-party market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases and the number of patients may turn out to be lower than expected. For example, new claims data and epidemiology data suggest that SM prevalence is greater than previously thought; however, other future studies could contradict such findings. Additionally, the potentially addressable patient population for our approved drugs and drug candidates may be limited or may not be amenable to treatment with our precision therapies.

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

The development and commercialization of new drugs is highly competitive. We face competition with respect to our drugs and current clinical-stage drug candidates, and we will face competition with respect to any drugs and drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of therapies in our areas of focus, including allergy/inflammation and hematology/oncology. Some of these competitive drugs and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches, which could be more successful than ours. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies.

AYVAKIT/AYVAKYT and elenestinib (BLU-263) face competition for advanced SM from Novartis AG’s midostaurin and imatinib, and may face competition from drug candidates in development, including that being developed by Alys Pharmaceuticals Inc., Cogent Biosciences, Inc. and Hoth Therapeutics, Inc. Avapritinib and elenestinib may face non-advanced SM competition from drug candidates in development, including those being developed by AB Science S.A., Alys Pharmaceuticals Inc., Celldex Therapeutics, Inc., Cogent Biosciences, Inc., Hoth Therapeutics, Inc., Invea Therapeutics Inc., and Telios Pharma Inc.

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

We are developing BLU-808 for chronic urticaria, asthma, allergic rhinitis/conjunctivitis, MCAS, and other allergy/inflammation indications, which if approved, will face competition from omalizumab developed by Genentech and Novartis. In addition, BLU-808 may face competition from drug candidates in development, including those developed by Alivexis, Inc., Allakos Inc., Amgen Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Eli Lilly, Enanta Pharmaceuticals, Inc, Escient Pharmaceuticals, Inc., Evommune, Inc, Hangshou Highlightll Pharma, Incyte Corp., Jasper Therapeutics, Inc., Leo Pharma A/S, LongBio Pharma, Novartis AG, Regeneron Pharmaceuticals, Inc., Sanofi S.A., Third Harmonic Bio, Inc, Taiho Pharmaceutical Co., LTD, and United BioPharma.

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

We expect to rely on third-party contract research organizations, or CROs, and/or regulatory consultants to assist us in filing and supporting the applications necessary to gain regulatory approvals. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, if approval is obtained at all, both in the U.S. and abroad is expensive, may take many years if additional clinical trials are required and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies, interpretations or agency discretion during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted new drug application, or NDA, for a drug candidate, may cause delays in the approval or rejection of an application. Moreover, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. Additionally, the FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. We currently have multiple marketing applications for our drug candidates under review across the world.

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

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Undesirable side effects caused by any of our approved drugs or drug candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all investigational and approved drugs, it is likely that there may be side effects associated with the use of our drugs and drug candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drugs or drug candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, our approved drugs and drug candidates could cause undesirable side effects in preclinical studies or clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our drugs or drug candidates have characteristics that are unexpected, such as off-target toxicity, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound.

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

We may seek fast track or breakthrough therapy designation for some of our current or future drug candidates. Fast track designation is designed for drug candidates intended for the treatment of a serious or life-threatening disease or condition, where nonclinical or clinical data demonstrate the potential to address an unmet medical need for this disease or condition. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as fast track or breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The FDA granted breakthrough therapy designation to AYVAKIT for the treatment of certain patients with GIST, advanced SM, and moderate to severe indolent SM and RET-altered cancers. The FDA also granted fast track designation to BLU-782 for the treatment of FOP, which we have out licensed to Clementia.

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

We may seek approval of our drug candidates, where applicable, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies. In addition, it demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials, and under the Food and Drug Omnibus Reform Act of 2022 (FDORA) the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the product’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval. Additionally, if we are not able to obtain full approval of any accelerated approval product, including through the completion of post-marketing studies, we or our partners may decide to withdraw marketing of such products.

We may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

The FDA has granted orphan drug designation to avapritinib for the treatment of GIST and the treatment of mastocytosis, to pralsetinib for the treatment of RET-rearranged NSCLC, JAK1/2-positive NSCLC or TRKC-positive NSCLC and to fisogatinib for the treatment of HCC. In addition, the European Commission, or EC, has granted orphan medicinal product designation to avapritinib for the treatment of GIST and the treatment of mastocytosis. Both the FDA and EC have granted orphan drug designation to elenestinib for the treatment of mastocytosis. As part of our business strategy, we may seek orphan drug designation for some of our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user fee waivers.

Similarly, in the EU, the EC grants orphan medicinal product designation after receiving the opinion of the European Medicines Agency’s, or EMA, Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation is intended to promote the development of medicinal products that are intended for the diagnosis, prevention or treatment of life threatening or chronically debilitating conditions affecting not more than five (5) in ten thousand (10,000) persons in the EU or for products intended for the diagnosis, prevention, or treatment of a life threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the EU would generate sufficient return to justify the necessary investment in developing the product. In each case, in order to obtain orphan designation, there must be no satisfactory method of diagnosis, prevention, or treatment authorized for marketing in the EU for the applicable orphan condition (or, if such a method exists, the product would be of significant benefit to those affected by the condition). In the EU, orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EC or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the U.S. and ten years in the EU. The EU exclusivity period can be reduced to six years if, at the end of the fifth year, the drug no longer meets the criteria for orphan medicinal product designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

A key element of our strategy is to use our novel target discovery engine to identify small molecule inhibitors and targeted protein degraders, and design highly potent and selective therapeutic candidates where there is an opportunity to impact large patient populations. Although our research and development efforts to date have resulted in a pipeline of drug candidates, we may not be able to continue to identify novel kinase drivers and develop drug candidates. We may also pursue opportunities to acquire or in-license additional businesses, technologies or drugs, form strategic alliances or create joint ventures with third parties to complement or augment our existing business. However, we may not be able to identify any drug candidates for our pipeline through such transactions.

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

We intend to develop, launch and commercialize BLU-808, elenestinib, and potentially other drug candidates in combination with one or more approved or unapproved therapies. Even if any drug candidate we develop were to receive marketing approval for use in combination with other approved therapies, the FDA, the EMA or other regulatory authorities could still revoke approval of the therapy used in combination with our drug candidate. If the therapies used in combination with our drug candidates are replaced as the standard of care for the indications we choose for any of our drug candidates, the FDA, EMA or regulatory authorities may require us to conduct additional clinical trials which may experience complications surrounding trial execution, such as complexities surrounding trial design, establishing trial protocols and interpretability of results, clinical site access and initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues or a lack of clinically relevant activity. The uncertainty resulting for the use of our drug candidates in combination with other approved or unapproved therapies may make it difficult to accurately predict side effects in the future clinical trials. The occurrence of any of these risks could result in our own drug candidates, if approved, being removed from the market if they are not also approved as monotherapies or being less successful commercially.

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

The Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs and biologics distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that culminated in November 2023. The FDA established a one-year stabilization period until November 2024 for trading partners to continue to build and validate interoperable systems and processes to meet certain requirements of the DSCSA. In late 2024, the FDA announced it is allowing a further exemption period for eligible trading partners who have successfully completed or made documented efforts to complete data connections with their immediate trading partners, but still face challenges exchanging data. The exemption period for eligible manufacturers and repackagers now extends until May 27, 2025. The DSCSA requirements include the quarantine and prompt investigation of a suspect product, to determine if it is illegitimate, notifying trading partners and the FDA of any illegitimate product, and compliance with product tracking and tracing requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

The U.S. has enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current drug candidates or any future drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In addition, both Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs. See section entitled “Business – Healthcare Reform.”

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

We may face competition in the U.S. for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. For example, by Executive Order, FDA works with states and Indian Tribes that propose to develop Section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The FDA released implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On January 5, 2024, the FDA issued to Florida the first approval for a state importation plan. Several states now have pending applications with the FDA, including Colorado, Maine, New Hampshire and New Mexico. If successfully implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. In addition, a handful of states have passed legislation to establish state drug importation programs. Legislation or regulations allowing the reimportation of drugs, if enacted and successfully implemented, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•the demand for AYVAKIT/AVAKYT and any current and future drug candidates, for which we receive marketing approval;

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

Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including but not limited to, the federal healthcare Anti-Kickback Statute, the False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), the Physician Payment Sunshine Act, the federal false statements statute, federal consumer protection and unfair competition laws and similar state and foreign laws and regulations that may regulate the business or financial arrangements and relationships through which we market, sell and distribute our drugs. The number and complexity of federal, state, and foreign laws continue to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. See section entitled “Business – Other Healthcare Laws”.

In the U.S., to help patients who have no or inadequate insurance access our drug, we have a patient assistance program that we administer in conjunction with our patient support program vendor. In addition, we have a co-pay support program for commercially insured patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of the Inspector General, or OIG, of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

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

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

Risks Related to Our Financial Position and Need for Additional Capital

We are a precision therapy company in the process of growing our operations. We have incurred significant operating losses since our inception and may never become and remain profitable.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through December 31, 2024, we have received an aggregate of $3.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.1 billion in upfront payments and milestone payments under our collaborations with CStone and Zai Lab, our now terminated collaborations with Roche, our license agreement with Clementia, our agreement with Rigel, and our former collaboration with Alexion Pharma Holding, or Alexion and $400.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we also have generated revenue through sales of our drug products.

Since inception, we have incurred significant operating losses. Our net loss was $67.1 million for the year ended December 31, 2024. Our net losses were $507.0 million and $557.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $2,407.0 million.

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
●the success of our collaborations with CStone, and our license agreements with Clementia, IDRx (which has recently entered into an agreement to be acquired by GSK plc) and our agreement with Rigel, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
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

If we are unable to obtain funding if needed on a timely basis or on attractive terms, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any of our approved drugs or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

Until such time, as we can generate material net cash inflows from our operations, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and future revenue monetizations. We do not have any committed external source of funds, other than our collaboration with CStone and the license agreements with Clementia and IDRx (which recently entered into an agreement to be acquired by GSK plc), the Financing Agreement with Sixth Street Partners, and the Rigel Agreement, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. In addition, we may sell additional shares of our common stock pursuant to our at-the-market (ATM) Facility with Cowen. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Additional debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drugs and drug candidates that we would otherwise prefer to develop and market ourselves.

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

We have entered into collaborations, licenses and other agreements with CStone, VantAI, Clementia, and Rigel for the development and commercialization of several of our drugs and drug candidates, and may enter into additional collaborations, licenses and other arrangements with other third parties in the future. The success of these arrangements will depend heavily on the efforts and activities of our collaborators, licensing partners and other contracting parties. Collaborators and other contracting parties generally have significant discretion in determining the efforts and resources that they will apply to these arrangements. In some situations, we may not be able to influence our collaboration partners’ decisions regarding the development and collaboration of our partnered drugs and drug candidates, and as a result, our collaboration partners may not pursue or prioritize the development and commercialization of those partnered drugs and drug candidates in a manner that is in our best interest. Disagreements between parties to a collaboration or other arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug or drug candidate and, in some cases, termination of the collaboration or other arrangement or result in litigation or arbitration, which would be time-consuming and expensive. Licensors generally have sole discretion in determining the efforts and resources that they will apply to the licensed products.

Collaborations and licenses with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any termination or expiration of our collaboration or license agreements with CStone, VantAI, Clementia or IDRx (which has recently entered into an agreement to be acquired by GSK plc), or of any future collaboration or license agreement, could adversely affect us financially or harm our business reputation. For example, in February 2023, Roche provided written notice of its election to terminate for convenience our collaboration agreement for the development and commercialization of GAVRETO worldwide, excluding the CStone Territory. The termination became effective on February 22, 2024.

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

The facilities used by our contract manufacturing organizations, or CMOs, to manufacture our drugs and drug candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our CMOs for compliance with cGMPs in connection with the manufacture of our drugs and drug candidates. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drugs and drug candidates, or if the FDA or a comparable regulatory authority withdraws any such approval in the future, we may be delayed in obtaining approval of these facilities for the manufacture of our drugs and drug candidates or need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved, and could require comparability studies for the setup of manufacturing operations at alternative facilities. If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or drug candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our drug candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop drug candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our drug candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our drug products or drug candidates. In addition, in the case of the CMOs that supply our drug candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our drugs and drug candidates.

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

For all of our drug candidates, we may from time to time explore opportunities to identify and qualify additional manufacturers to provide such API, drug substance and drug product prior to submission of an NDA to the FDA and/or a marketing authorization application to the EMA. We are not certain that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers. In addition, we currently have sufficient supply or plans for supply to meet our anticipated global commercial and clinical development needs for our approved drugs and clinical-stage drug candidates through 2025.

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

We have relied on certain third parties located in China to manufacture and supply certain raw materials used in our drugs and our drug candidates, and we expect to continue to use such third-party manufacturers for such purposes. In addition, certain of our drug candidates are being evaluated at clinical trial sites in China under our collaboration with CStone and through CROs located in China. A natural disaster, epidemic or pandemic disease outbreaks, trade war, political unrest or other events in China could disrupt the business or operations of CROs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China or future legislative proposals in the U.S., such as the previously considered BIOSECURE bill, that, if enacted, could significantly impact our ability to work with such third parties, including services provided by CROs for our research and development programs, clinical trial operations conducted by CROs or our collaborators, or our manufacturers’ ability to produce raw materials in adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future approved drugs or drug candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China, and we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases in China and the availability of skilled labor declines in China.

Risks Related to Intellectual Property

If we are unable to adequately protect our discovery platform technology or obtain and maintain patent protection for our technology, drugs and drug candidates or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology, drugs and drug candidates similar or identical to ours, and our ability to successfully commercialize our technology, drugs and drug candidates may be impaired.

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the U.S. and other countries for our drugs and drug candidates and our core technologies, including our novel target discovery engine, our proprietary compound library, targeted protein degrader platform and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary compounds, as well as the uses of these compounds in the treatment of diseases, formulations, solid forms, and manufacturing processes and other technologies, inventions and improvements that are important to the development and implementation of our business. We also rely on copyright, trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

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

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same methods, processes, or formulations or the same subject matter, in either case, that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first-to-file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty. While we may decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, and courts or patent offices in the U.S. and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, have been significantly narrowed by the time they issue, if at all. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, there may be circumstances, when we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology, drug or drug candidates that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

Even if we acquire patent protection that we expect should enable us to maintain such competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents, which submissions may also be made prior to a patent’s issuance, precluding the granting of any of our pending patent applications. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others from whom we have obtained licenses to such rights. Competitors may claim that they invented the inventions claimed in our issued patents or patent applications prior to us or may file patent applications before we do. Competitors may also claim that we are infringing on their patents and that we therefore cannot practice our technology, drugs or drug candidates as claimed under our patents, if issued. Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents, and if our patents are successfully challenged, we may face generic competition prior to the expiration dates of our U.S. Orange Book listed patents.

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

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents and other intellectual property rights. To counter infringement or unauthorized use, including against abbreviated new drug application, or ANDA, filers, we may be required to resort to litigation, that includes infringement claims. A court may disagree with our allegations, however, and may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the third-party technology in question. Further, such third parties could counterclaim that we infringe their intellectual property or that a patent we have asserted against them is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace. In addition, third parties may initiate legal proceedings against us to assert such challenges to our intellectual property rights. The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our current or future patents, but that could nevertheless be determined to render our patents invalid.

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

Under our current license agreements, we may not have the final or sole decision on whether we are able to opt out certain of our in-licensed European patents and patent applications from the recently created Unified Patent Court (UPC) for the European Union, that was ratified on June 1, 2023.  Our licensors may decide to not opt out the of the UPC, which would subject our in-licensed European patents and patent applications to the jurisdiction of the UPC. Furthermore, even if our licensors decide to opt out of the UPC, we cannot guarantee that our licensors will comply with the legal formalities and requirements for properly opting out of the UPC.  Thus, we cannot be certain that our in-

licensed European patents and patent applications will not fall under the jurisdiction of the UPC. Under the UPC, a single European patent would be valid and enforceable in numerous European countries. A challenge to the validity of a European patent under the UPC, if successful, could result in a loss of patent protection in numerous European countries which could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on the intellectual property we maintain, particularly patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industry involve both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Recent patent reform legislation in the U.S. and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first-to-file” system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

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

As of January 31, 2025, we had 649 full-time and part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic caused extreme volatility and disruptions in the capital and credit markets. In addition, geopolitical developments, such as the Israeli-Palestinian conflict, Russian invasion of Ukraine or deterioration in the bilateral relationship between the U.S. and China could contribute to disruption, instability and volatility in the global markets, as well as increased inflation, increased U.S. trade tariffs and trade disputes with other countries, which in turn could adversely impact our operations and those of third parties upon which we rely. Geopolitical conflicts could also have an adverse impact on third parties located in the involved jurisdictions, which could in turn have an adverse impact on our business. For example, certain of our distributors are located in Israel, and may be adversely impacted by the Israeli-Palestinian conflict. Related sanctions, export controls or other actions that may be initiated by nations including the U.S., the EU, Israel or Russia (e.g., potential cyberattacks, disruption of energy flows) could adversely affect our business, our supply chain, CROs, CMOs, clinical trial sites, collaborative partners, distributors or other third parties with which we conduct business. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

Political developments can also lead to uncertainty around regulations and rules that may materially affect our business. For example, as the UK regulatory system is now independent from the EU, a long-term effect of Brexit could be that the UK significantly alters its regulations affecting the clearance or approval of our drug or drug candidates that are developed in the UK. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our drug candidates receive regulatory approval in the UK, as compared to the EU and elsewhere. Additionally, the impacts of the change in the U.S. presidential administration also remains unknown.

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

Our internal computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer cybersecurity incidents or data breaches, which could result in a material disruption of our drugs’ and drug candidates’ development programs and have a material adverse effect on our reputation, business, financial condition or results of operations.

Our internal computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering (including phishing attacks) and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include wrongful conduct by employees or vendors, phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient and could include the use of artificial intelligence (AI), and machine learning to launch more automated, targeted and coordinated attacks on targets. The prevalent use of mobile devices also increases the risk of data security incidents. Although our business strategy, results of operations, and financial condition have not, to date, been materially affected by risks from cybersecurity threats, we and third parties upon whom we rely, like other companies in our industry, have, experienced threats and security incidents, including phishing attacks. Such events could cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our drugs’ and drug candidates’ development programs and significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our drugs or drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or cybersecurity incident or data breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or drug candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our drug candidates could be delayed. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity incidents, data breaches, cyberattacks and other related security events.

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or cybersecurity incidents that result in the unauthorized access, release or transfer of sensitive information, including physician data, patient data, or any personally identifiable information, may require that we notify affected stakeholders and may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

Cybersecurity incidents can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents.

The use of new and evolving technologies, such as artificial intelligence, in our business may result in spending material resources and presents risks and uncertainties that can impact our business including by posing security and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

The increasing use of AI, and machine learning technology in the biopharmaceutical industry presents new risks and challenges. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of AI based software may lead to intellectual property risks, including intellectual property infringement and the inadvertent release of confidential or proprietary information, which may adversely impact our ability to realize the benefit of our intellectual property, cause us to incur liabilities as the result of any breaches of confidentiality or impact our ability to comply with data security and privacy laws.

Further, as the regulatory framework for these technologies evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business, including as a result of the cost to comply with such laws or regulations. We expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, in Europe, the EU’s Artificial Intelligence Act (“AI Act”) — which entered into force on August 1, 2024 and, with some exceptions, will begin to apply as of August 2, 2026 — imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. Furthermore, in the U.S., a number of states have proposed and passed laws regulating various uses of AI, and federal regulators have issued guidance affecting the use of AI in regulated sectors. If we develop or use AI systems that are governed by these AI laws, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements.

The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

Interruptions in the availability of server systems or communications with Internet or cloud-based services, or failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems, could harm our business.

We rely upon a variety of Internet service providers, third-party hosting facilities and cloud computing platform providers to support our business. Failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems could damage our reputation in the market, cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs, subject us to liability for damages and/or fines and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. Any damage to, or failure of, such systems, or communications to and between such systems, could result in interruptions in our operations. If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are victims of cyber-security incident or are breached, and unauthorized access is obtained to our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

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

Privacy and data security remain significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Additional regulations and guidance requiring data localization and restrictions on data transfer increase complexity for global corporations. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. Notably, for example, in Europe, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR applies to any company established in the European Economic Area, or EEA, as well as any company outside the EEA that collects or otherwise processes personal data in connection with the offering goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR imposes data protection obligations on processors and controllers of personal data, including, for example, disclosures about how personal information is to be used, stricter requirements for processing special category data (such as health data), having a valid legal basis or condition to process personal data, maintaining records of our processing activities and documenting data protection impact assessments where there is high risk processing, limitations on retention of information, mandatory data breach notification requirements, ensuring appropriate technical and organizational measures are put in place to safeguard personal data and onerous obligations on services providers. Penalties under the GDPR include fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. EEA Member States have adopted national laws to implement the GDPR which may partially deviate from the GDPR. Further, competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country. For these reasons, we do not expect to operate in a uniform legal landscape in the EEA.

Further to the UK’s exit from the European Union on January 31, 2020, the UK incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the UK GDPR). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Likewise The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has introduced a Data Protection and Digital Information Bill which failed in the UK legislative process. A new Data (Use and Access) Bill (UK Bill) has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

Given the breadth and depth of changes in data protection obligations, complying with the GDPR requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the UK or EEA.

Further, European data protection laws also regulates the transfer of personal data from the EEA, the UK and Switzerland to third countries that are not considered to provide adequate protections to personal data. On June 4, 2021, the European Commission, or the EC, issued Standard Contractual Clauses, or the SCCs, for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The UK is not subject to the EC’s SCCs but has published its own standard clauses, the International Data Transfer Agreement, which enables transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU GDPR and UK GDPR and doing so will require significant effort and cost. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data.

On July 10, 2023, the EU adopted an adequacy decision for a new “Data Privacy Framework,” which replaces the Privacy Shield, which the European Court of Justice invalidated in 2020 for personal data transferred from the EU to the U.S. On July 17, 2023 the U.S. Department of Commerce released registration means and requirements for U.S. companies to register. The Framework provides additional certification mechanisms to provide for UK and Swiss data transfers. We have registered and have active membership under the Framework, allowing for transfer of HR and non-HR data from Switzerland, UK and EEA member states. We will be required to maintain these new safeguards when conducting restricted cross-border data transfers and doing so will require significant effort and cost. These and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.

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

In addition, we are subject to Swiss data protection laws, including the Federal Act on Data Protection, or FADP. While the FADP provides broad protections to personal data, the Swiss federal Parliament enacted a revised version of the FADP which came into effect in September 2023. The new version of the FADP aligns Swiss data protection law with the GDPR. We have updated our agreements to reflect the new requirements per the FADP, but further modifications or changes may require revisiting these agreements.

Further, in addition to existing European data protection law, the European Union also is considering another draft data protection regulation. The proposed regulation, known as the Regulation on Privacy and Electronic Communications (ePrivacy Regulation), would replace the current ePrivacy Directive. It is unclear whether and/or when the Draft Regulation will enter into force.

 Further, the EU Artificial Intelligence Act or AI Act came into force on August 1, 2024 with provisions effective between 2025 and 2026. The AI Act prescribes requirements on companies that publish, deploy or use AI systems to perform assessments and to ensure governance of process to ensure the transparency, fairness and accuracy of AI systems.

Preparing for and complying with the evolving application of the GDPR, national laws in Switzerland and the UK, ePrivacy Regulation (if and when it becomes effective) and the EU AI Act has required and will continue to require us to incur substantial operational costs and may require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, appliable national data protection laws and before the effective date of the ePrivacy Regulation, we may not be successful either due to internal or external factors such as resource allocation limitations. Non-compliance could result in proceedings, fines or penalties against us by governmental entities, customers, data subjects, consumer associations or others.

In addition to European data protection requirements, we are subject to US federal and state laws relating to privacy and data security. At the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Through executive and legislative action, the federal government has also taken steps to restrict data transactions involving certain sensitive data categories – including health data, genetic data, and biospecimens – with persons affiliated with China, Russia, and other countries of concern.

In addition, certain state laws govern the privacy and security of personal information. For example, the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020 and imposed sweeping privacy and security obligations on many companies doing business in California that meet one of three thresholds and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unredacted or unencrypted personal information. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The CCPA was amended by the California Privacy Rights Act (CPRA) which became effective on January 1, 2023. The CPRA imposed additional obligations on companies covered by the legislation and significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA. The effects of the CCPA are significant and requires us to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

In addition to the CCPA, similar laws have been passed in numerous other states, reflecting a trend toward more stringent privacy legislation in the U.S., which may accelerate. Further, other states have proposed new privacy laws which, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Furthermore, a smaller number of states have passed or are considering laws that are specifically focused upon health privacy, such as Washington’s My Health My Data Act which took effect on March 31, 2024 and regulates the collection and sharing of health information. This law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically.

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

The Department of Justice, or DOJ, issued the final rule carrying out Executive Order 14117, Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern. This rule imposes restrictions on data considered sensitive to certain countries. As a result, we are exposed to risks associated with required data sharing between ourselves and a vendor in a country of concern, and we will need to invest resources to ensure appropriate safeguards are in place prior to any sharing of sensitive data.

Cybersecurity presents an ongoing risk vector for our company. A cybersecurity incident or data breach impacting our internal systems or network could compromise sensitive information of patients and employees, requiring additional resources to enable us to ensure remediation and proper notification. Additionally, we rely on vendors to provide many services where they collect, use or process sensitive data on our behalf or jointly. An incident compromising the databases of our internal network or our vendor’s information may materially impact our ability to continue development of our products or have appropriate data to complete FDA submissions. If data related to drug development is compromised, the integrity of that data might be impacted in such a way to render it unusable or potentially modified to a degree it will not be reliable. This type of attack may have material financial impacts resulting from a cybersecurity incident or data breach disclosing or making unavailable IP related to our drug development through a ransomware attack or similar method. The continued development and management of our Information Security function may require additional investment of resources to mature our ability to prevent and respond to cybersecurity incidents or data breaches.

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

Additionally, the Organization for Economic Co-operation and Development, or the OECD, the EC, and individual taxing jurisdictions where we and our affiliates do business have recently focused on issues related to the taxation of multinational corporations. In December 2021, the OECD released its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting, including the implementation of minimum taxes. As a result, tax laws in the U.S. and other countries in which we operate could change and any such changes could materially affect our business, prospects, operating results and financial condition. As of December 31, 2024, the Company does not meet the revenue threshold requirements set forth by the OECD and as such has not included any tax impact.

Risks Related to Our Common Stock

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through February 11, 2025. As a result of this volatility, our stockholders could incur substantial losses.

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

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. In February 2022, we entered into the Sales Agreement with Cowen through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million, subject to the terms and conditions of the Sales Agreement. Through December 31, 2024, we sold 544,719 shares of common stock pursuant to the Sales Agreement, at an average price of $91.88 per share, with aggregate net proceeds of $48.9 million. If we sell additional shares of common stock under the Sales Agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. In addition, we are, and may from time-to-time become, involved in lawsuits and other disputes that could have a material impact on us. See the section titled “Legal Proceedings” in Note 19, Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K for information regarding currently pending litigation. It is possible that we may not prevail in any such lawsuits and disputes even after expending significant amounts of money and company resources in defending our positions in such lawsuits and disputes. The outcome of such lawsuits and disputes is inherently uncertain and may have a negative impact on our business, financial condition and results of operations.

We have in the past relied in part on sales of our common shares through our at-the-market (ATM) offering program to raise capital. Increased volatility and decreases in market prices of equity securities generally and of our common shares in particular may have an adverse impact on our willingness and/or ability to continue to sell our common shares through our ATM program with Cowen. Decreases in these sales could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, including current operations, future growth, revenues, net income and the market prices of our common shares.

In February 2022, we commenced a new ATM program, the ATM Facility with Cowen to raise additional capital. Under our ATM Facility, we entered into the Sales Agreement, pursuant to which we can sell common shares, up to a maximum aggregate market value of $300.0 million, through one or more at-the-market offerings. Through December 31, 2024, we sold 544,719 shares of common stock pursuant to the Sales Agreement, at an average price of $91.88 per share, with aggregate net proceeds of $48.9 million. Given volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations, if we need additional capital.

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

Our bylaws provide that unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action, (2) any claim of breach of fiduciary duty, (3) any claim against a current or former director, officer, employee or stockholder, and (4) any action against our company governed by the internal affairs doctrine, which we refer to collectively as the Delaware forum provision. The Delaware forum provision does not apply to any claims arising under the Exchange Act or the Securities Act of 1933, as amended (Securities Act). Our bylaws further provide that, unless we consent in writing to an alternative forum, the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which we refer to as the federal forum provision. We have chosen the federal district courts of the U.S. as the exclusive forum for such Securities Act causes of action. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware forum provision and the federal forum provision

In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware forum provision and the federal forum provision.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of the Financing Agreement preclude us, and the terms of any future debt agreements may preclude us from paying cash dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

Repurchases of our capital stock may be subject to additional tax.

As part of the Inflation Reduction Act of 2022, for tax years beginning on or after December 31, 2022, U.S. Congress enacted a 1% excise tax on certain stock repurchases or similar transactions effected by publicly traded domestic corporations such as ours This tax could make stock repurchases less desirable (and therefore less likely) as compared with other possible uses of our funds, and could reduce the amount of cash available if we do determine to pursue a stock repurchase.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2024, we had federal net operating loss carryforwards of approximately $859.2 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. In addition, pursuant to the TCJA, we may not use net operating loss carry-forwards generated in taxable years beginning after December 31, 2017 to reduce our taxable income in any year beginning after December 31, 2020 by more than 80%, and we may not carry back any net operating losses to prior years. These rules apply regardless of the occurrence of an ownership change.

In April 2022, the Company completed an update to the prior Section 382 study dated February 25, 2021. Since the Section 382 owner shifts are tested on a cumulative basis, the current update incorporates the period from February 7, 2017, the day of the last identified ownership change, through December 31, 2021. The analysis concluded that it is more likely than not that an additional ownership change did not occur during the update analysis period. This is assuming that no further significant shifts in stock ownership have occurred by virtue of equity events that have not yet been reported in publicly available SEC filings. The Company engaged its external tax advisor to determine if the Company had equity activity through December 31, 2022 that would give rise to a greater than 50 percentage point ownership change. The previous Section 382 model, through December 31, 2021, was updated for reported transactions among the Company’s 5% owners. The analysis concluded that there was no additional Company equity activity through December 31, 2022 that would rise to the level of a greater than 50 percentage point ownership change. The Company has not performed an analysis through December 31, 2024 at this time.

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

The audit committee receives periodic updates on our cybersecurity risks from our information security team, which include biannual presentations on the status of our cybersecurity risk management program by the SVP IS. These reports include updates on our performance preparing for, preventing, detecting, responding to and recovering from cyber incidents, if any. In addition, as needed, management updates the audit committee regarding any notable cybersecurity incidents. We have also implemented an annual process for employees to complete security awareness training.

Cyber Risk Management and Strategy

Our processes to identify, assess, and manage risks presented by cybersecurity threats are informed by the National Institute of Standards and Technology Cybersecurity Framework. Our SVP of IS, with support from the information security team, is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which include leveraging external third parties for security testing.

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

Item 3. Legal Proceedings.

For a description of our material legal proceedings, please see the section titled “Legal Proceedings” in Note 19, Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “BPMC” on the Nasdaq Global Select Market and has been publicly traded since April 30, 2015.

Holders

As of January 31, 2025, there were 7 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2015 through December 31, 2024. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on December 31, 2015, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Blueprint Medicines Corporation, The Nasdaq Composite Index and The Nasdaq Biotechnology Index
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/2015
12/2016
12/2017
12/2018
12/2019
12/2020
12/2021
12/2022
12/2023
12/2024
Blueprint Medicines Corporation
Nasdaq Composite Index
Nasdaq Biotechnology Index

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. [Reserved]

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

Information pertaining to fiscal year 2022 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 on pages 105 through 113 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2024.

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

Since 2011, we have advanced a drug discovery approach that combines evolving biological insights with our proprietary research platform and drug design capabilities, which currently includes kinase inhibition and targeted protein degradation. We aim to rapidly and reproducibly translate science into durable clinical benefit for broad populations of patients with significant medical needs, including patients with mast cell diseases, breast cancer and other solid tumors. Our focused business model integrates our research engine with robust clinical development and commercial capabilities in allergy/inflammation and solid tumors to create a sustainable cycle of innovation.

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

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration and license agreements, future royalty and revenue monetization, and a term loan. Through December 31, 2024, we have received an aggregate of $3.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, or IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.1 billion in upfront and milestone payments under our collaborations with CStone and Zai Lab, our now terminated collaborations with Roche, our license agreement with Clementia, our agreement with Rigel and our former collaboration with Alexion Pharma Holding (Alexion) and $400.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

Since inception, we have incurred significant operating losses. Our net loss was $67.1 million for the year ended December 31, 2024. Our net losses were $507.0 million and $557.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $2,407.0 million. We expect to continue to incur significant expenses over the next few years, with anticipated variability in these expenses due to our ongoing activities, particularly as we:

●	maintain and expand our sales, marketing and distribution infrastructure to continue to commercialize avapritinib and any current or future drug candidates for which we may obtain marketing approval;
●	seek marketing approval for avapritinib in additional geographies;
●	initiate or advance clinical development activities for other current or future drug candidates as monotherapies or in combination with other agents;

●	continue to discover, validate and develop additional drug candidates or development candidates, including elenestinib (BLU-263) and BLU-808;
●	continue to manufacture increasing quantities of drug substance and drug product material for use in preclinical studies, clinical trials and commercialization; and to purchase quantities of other agents for use in our clinical trials as we develop our drugs and drug candidates either as potential combination therapies or for use as comparator agents;
●	conduct research and development activities under current or future collaborations;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license additional businesses, technologies, drugs or drug candidates, form strategic alliances or create joint ventures with third parties; and
●	hire additional research, clinical, quality, manufacturing, regulatory, commercial and general and administrative personnel.

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

For the year ended December 31, 2024, our revenue primarily consisted of product sales of AYVAKIT/AYVAKYT as well as some collaboration, license and other revenue. Our collaboration, license and other revenue primarily included revenue related to the Rigel Agreement.

In the future, we expect to generate revenue from a combination of sources, including sales of our current drug product and any current or future drug candidates for which we receive marketing approval, royalties on drug sales, upfront, milestone, profit sharing and other payments, if any, under any current or future collaboration, license and other agreements, including revenues related to the supply of our drug candidates or approved drugs to our various collaboration partners. We anticipate variability in revenue in the future as a result of the timing and amount of product sales, license fees, manufacturing services, and achievement of milestones or other payments under our collaboration, license or other agreements, if any.

In 2025, we anticipate a robust increase in net product revenues compared to 2024, as we continue to add new patients onto AYVAKIT/AYVAKYT, including those with indolent SM and advanced SM.

Cost of Sales

Our cost of sales includes the cost of producing and distributing inventories that are related to product revenue as well as the sales of drug substance and drug product to our collaboration partners during the respective period, including salary related expenses and stock-based compensation expense for employees involved with production, distribution, freight, and indirect overhead costs as well as amounts written down as a result of excess, obsolescence, unmarketability or other reasons. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred.

Prior to receiving the initial FDA approval for AYVAKIT in January 2020, and subsequent approval in June 2021, we manufactured inventory to be sold upon commercialization and recorded approximately $31.0 million related to this inventory as research and development expense. As a result, the manufacturing costs related to the inventory build-up incurred before FDA approval were expensed in prior periods and are therefore excluded from the cost of goods sold for the years ended December 31, 2023 and 2022. This pre-launch inventory was fully sold through during 2023 and as a result, it did not have an impact on the cost of goods sold during the year ended December 31, 2024. We estimate our costs of goods sold related to product sales to be within the low to the mid-single digit percentage range. Cost of goods sold related to sales of drug products to our collaboration partners are at lower margins.

Expenses

Collaboration Loss Sharing

Roche was the principal for recording GAVRETO product sales to customers in the U.S. under our Roche pralsetinib collaboration, and we recognized a portion of the profit as revenue and losses as collaboration loss sharing in our consolidated statements of operations and comprehensive loss. The Roche pralsetinib collaboration agreement was terminated in February 2024. We continued to share any profit or loss from GAVRETO sales in the U.S. until February 22, 2024. For additional information, see Note 11, Collaboration, License and Other Agreements, to our consolidated financial statements included in this Form 10-K.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our drug candidates, which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf;
●	expenses incurred in connection with development activities under our now terminated collaboration for pralsetinib with Roche and research and development activities under our collaboration with VantAI;
●	the cost of consultants in connection with our research and development activities;
●	the cost associated with regulatory quality assurance and quality control operations;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical study materials, clinical trial materials and pre-validated commercial supply materials; and
●	facilities, depreciation, and other expenses, which include direct and allocated lease, information technology and maintenance of facilities expenses, insurance, and other operating costs in support of research and development activities.

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

The successful development of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these drug candidates. We are also unable to predict when material net cash inflows will commence from the sale of our current or future drug candidates for which we received marketing approval. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	establishing an appropriate safety profile with IND-enabling toxicology studies;
●	successful initiation, enrollment in, and completion of clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishing manufacturing capabilities or making arrangements with third-party manufacturers to ensure adequate clinical and commercial supply;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;
●	commercializing our drug candidates, if and when approved, whether alone or in collaboration with others;
●	market acceptance of AYVAKIT/AYVAKYT and any future drug we may commercialize; and
●	continued acceptable safety profile of the drugs following approval.

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

The following table summarizes our research and development expenses by principal program for the years ended December 31, 2024 and 2023 (in thousands). Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Year Ended December 31,
	2024	2023	Dollar Change	% Change
Avapritinib external expenses	$16,240	$32,383	$(16,143)	(50)%
Pralsetinib external expenses*	1,260	20,512	(19,252)	(94)
Elenestinib external expenses	15,571	24,431	(8,860)	(36)
EGFR franchise (BLU-451/525/701/945) external expenses	6,276	57,177	(50,901)	(89)
BLU-222 external expenses	18,015	42,945	(24,930)	(58)
BLU-808 external expenses	23,777	12,094	11,683	97
Other development and pre-development candidate expenses and unallocated expenses	101,780	89,845	11,935	13
Internal research and development expenses	158,514	148,333	10,181	7
Total research and development expenses	$341,433	$427,720	$(86,287)	(20)%
*	Pralsetinib external expenses include expenses reimbursable to Roche under our now terminated collaboration for pralsetinib with Roche.

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

In 2025, we anticipate a modest increase in our research and development expenses compared to 2024. This is due to increased investment in our priority programs to advance the associated clinical trials, in contrast to our focused approach towards optimizing operational efficiency across our portfolio in 2024.

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

In 2025, we anticipate a modest increase in selling, general, and administrative expenses compared to 2024. This increase is driven by our enhanced efforts to expand our global commercial and compliance infrastructure to support the commercialization of AYVAKIT/AYVAKYT.

Interest Expense, net

Interest expense, net, consists primarily of interest expense related to our financing arrangements with Sixth Street Partners. Interest expense on liabilities related to the sale of future revenues consists of the periodic interest calculated using the effective interest rate method over the future estimated royalty payments due to Sixth Street Partners over the life of the Future Revenue Purchase Agreement. Interest expense on the term loan with Sixth Street Partners results from the amortization of the debt liability using the effective interest method over the maturity of the term loan. We anticipate variability in interest expense from period to period as a result of the timing and amount of the sales of the underlying products and the changes in interest rates. For additional information, see Note 3, Financing Arrangements, to our consolidated financial statements included in this Form 10-K.

Interest expense, net, also includes income earned on cash equivalents and marketable securities. Our interest income may fluctuate depending on the movement of interest rates and our total amount of cash equivalents and marketable securities.

Other Income (Expense), net

Other income (expense), net consists of miscellaneous income and expenses unrelated to our core operations, including gains on our equity investment and the impacts of foreign currency exchange differences.

In 2025, we anticipate an increase in other income, net, compared to 2024. This increase is driven by a gain on our equity investment in IDRx we expect to recognize upon closing of the acquisition of IDRx by GSK plc. For additional information, see Note 20, Subsequent Events, to our consolidated financial statements included in this Form 10-K.

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

Critical accounting estimates are those estimates that, in accordance with generally accepted accounting principles, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses, equity investments, liabilities related to the sale of future royalties and revenues, and modification of debt. We have reviewed our critical accounting estimates with our audit committee. For further discussion about our general accounting policies, see Note 2 Summary of Significant Accounting Policies and Recent Accounting Pronouncements, to our consolidated financial statements included in this Form 10-K.

Revenue Recognition

We recognize revenue when we transfer control of goods or services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for goods and services. We generate revenue from product sales and revenue transactions under our collaboration, license and other agreements.

Product Revenue

For product sales to customers, provisions for returns, rebates and discounts are established in the same period the related product sales are recognized. To determine the appropriate transaction price for our product sales at the time we recognize a sale to a direct customer, we estimate any rebates, chargebacks or discounts that ultimately will be due to the direct customer and other customers in the distribution chain under the terms of our contracts. Significant judgments are required in making these estimates. The largest of our sales rebate and discount amounts are rebates associated with sales covered by Medicaid and chargeback contracts in the U.S. We utilize the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as historical rebate payments for these programs, the current contractual and statutory requirements, specific known market events and sales trends, industry data and forecasted customer buying and payment patterns, the percentage of our products that are sold via these programs, and our product pricing. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Collaboration, License and Other Revenue

Revenue recognized from collaboration, license and other agreements includes estimated royalties on drug sales, upfront, milestone, profit sharing and other payments, if any, under any current or future collaboration, license and other agreements, including revenues related to the supply of our drug candidates or approved drugs to our various collaboration partners under these types of contracts.

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

Liabilities related to the sale of future royalties and revenues

We account for net proceeds from sales of our rights to receive future royalty payments and from sales of future revenues as liabilities related to the sale of future royalties and revenues as we have significant continuing involvement in the generation of the related future cash flows. Interest on the liabilities related to the sale of future royalties and revenues is recognized using the effective interest rate method over the life of the related royalty or revenue stream. The liabilities related to the sale of future royalties and revenues and the related interest expenses are based on our current estimates of future royalties and revenues as well as commercial milestones expected to be achieved and received over the life of the arrangement, which we determine by using forecasts of the underlying drug products of the underlying regions. We periodically assess the expected payments and to the extent the amount or timing of the future estimated payments is materially different than previous estimates, we account for any such change by adjusting carrying value of the liabilities related to the sale of future royalties and revenues, and prospectively recognizing the related interest expenses. An increase or decrease of 5% to the interest rate would result in an increase or decrease to our liability related to the sale of future royalties of approximately $0.3 million.

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

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, together with the changes in those items in dollars and as a percentage (in thousands):

	Year ended December 31,
	2024	2023	Dollar Change	% Change
Total revenues	$508,824	$249,380	$259,444	104%
Total cost and operating expenses	720,868	735,657	(14,789)	(2)
Total other income (expense), net	146,181	(19,739)	165,920	841
Loss before income taxes	(65,863)	(506,016)	440,153	87
Income tax expense	1,226	968	258	27
Net loss	$(67,089)	$(506,984)	$439,895	87%

Total Revenues

Total revenues consist of the following (in thousands):

	Year ended December 31,
	2024	2023	Dollar Change	% Change
Product revenue, net	$478,950	$204,207	$274,743	135%
Collaboration, license and other revenue	29,874	45,173	(15,299)	(34)
Total revenues	$508,824	$249,380	$259,444	104%

Product Revenue, Net

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT during the years ended December 31, 2024, and 2023 (in thousands):

	Year ended December 31,
	2024	2023	Dollar change	% Change
United States	$421,837	$181,971	$239,866	132%
Rest of World	57,113	22,236	34,877	157
Total product revenue, net	$478,950	$204,207	$274,743	135%

Product revenue, net increased during the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily driven by growth in the number of indolent SM and advanced SM patients on therapy.

Collaboration, License and Other Revenue

The following table summarizes the revenue recognized from our collaboration, license and other agreements during the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Dollar change	% Change
Rigel agreement	$24,273	$—	24,273	100%
CStone collaboration	3,304	17,312	(14,008)	(81)
Roche pralsetinib collaboration	1,920	2,143	(223)	(10)
Roche immunotherapy collaboration	—	25,706	(25,706)	(100)
Other	377	12	365	3,042
Total collaboration, license and other revenue	$29,874	$45,173	$(15,299)	(34)%

Revenue recognized from our collaboration, license and other agreements decreased during the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to:

●	The termination of the Roche immunotherapy collaboration effective in April 2023. As a result of the termination, the percentage of completion to fulfill the performance obligations under the Roche immunotherapy collaboration was increased, and therefore, the remaining transaction price associated with the agreement was recognized as collaboration, license and other revenue during the year ended December 31, 2023; and
●	Decreased revenue under our CStone collaboration primarily due to a regulatory milestone of $9.0 million achieved during the year ended December 31, 2023 and a reduction in revenue recorded as a result of consideration payable to CStone in connection with commercial supply of pralsetinib for the CStone Territory.

The decrease in collaboration, license and other revenue was partially offset by the revenue recorded under the Rigel Agreement upon completion of the transition during the year ended December 31, 2024.

Cost of Sales

The following table summarizes the cost of sales during the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Dollar change	% Change
Cost of product sales	$8,041	$6,465	$1,576	24%
Cost of collaboration and other sales	12,122	2,075	10,047	484
Total cost of sales	$20,163	$8,540	$11,623	136%

Cost of sales increased during the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to an increase in the cost of collaboration and other agreement related sales which was driven by GAVRETO product sales to Rigel and collaboration sales to CStone. The increase in cost of product sales was primarily due to an increase in product sales volume.

Collaboration Loss Sharing

During the year ended December 31, 2024, no collaboration loss sharing was recognized for the sales of GAVRETO to the customers in the U.S. because the commercialization activities of GAVRETO were profitable in the U.S. through its termination date of February 22, 2024 and generated profit sharing revenue of $1.4 million which was recorded as Roche pralsetinib collaboration revenue. During the year ended December 31, 2023, we recorded collaboration loss sharing of $4.3 million.

Research and Development Expense

The following table summarizes the research and development expenses during the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Dollar change	% Change
Compensation and related expenses	$114,861	$110,740	$4,121	4%
Early drug discovery and platform	76,970	70,383	6,587	9
Stock-based compensation	47,455	41,534	5,921	14
Clinical and manufacturing related activities	38,889	138,801	(99,912)	(72)
Facilities and IT	35,589	33,783	1,806	5
Consulting and professional services	24,182	29,189	(5,007)	(17)
Other	3,487	3,290	197	6
Total research and development expenses	$341,433	$427,720	$(86,287)	(20)%

Research and development expense decreased during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a decrease in clinical and manufacturing related activities. This decrease is attributed to our focused approach towards optimizing operational efficiency across our portfolio while prioritizing our top programs, the timing of manufacturing clinical trial materials, and the termination of the Roche pralsetinib collaboration.

Selling, General and Administrative Expense

The following table summarizes the sales, general and administrative expenses during the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Dollar change	% Change
Compensation and related expenses	$127,286	$120,756	$6,530	5%
Commercial and related expenses	96,604	53,579	43,025	80
Stock-based compensation	61,456	51,138	10,318	20
Consulting and professional services	49,575	41,876	7,699	18
Facilities and IT	12,214	13,126	(912)	(7)
Other	12,137	14,666	(2,529)	(17)
Total sales, general and administrative expenses	$359,272	$295,141	$64,131	22%

Selling, general and administrative expense increased during the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to:

●	an increase in commercial and related activities primarily driven by efforts to support the commercialization of AYVAKIT/AYVAKYT; and
●	an increase in stock-based compensation expense primarily driven by the higher valuation of newly granted equity awards as a result of the Company's rising stock price, and an increase in equity awards granted to support headcount growth within our commercial operations.

Interest Expense, Net

The following table summarizes the interest expense, net, during the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023	Dollar Change	% Change
Interest income	$40,655	$32,812	$7,843	24%
Interest expense	(68,806)	(51,605)	(17,201)	(33)
Interest expense, net	$(28,151)	$(18,793)	$(9,358)	(50)%

Interest expense, net, increased during the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to higher interest charges on the term loan with Sixth Street Partners driven by the additional delayed draw term loan facilities, partially offset by higher interest income earned on our available-for-sale investments during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Other Income (Expense), Net

The following table summarizes the other income (expense), net, during the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023	Dollar Change	% Change
Other income (expense), net	$656	$(946)	$1,602	169%

Other income, net, increased during the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to the gain recorded associated with our equity investment in IDRx in connection with the Series B preferred stock financing completed by IDRx during the year ended December 31, 2024.

Debt extinguishment gain

During the year ended December 31, 2024, a debt extinguishment gain of $173.7 million was recognized as a result of the Royalty Pharma Termination Agreement entered into on February 22, 2024. For additional information, see Note 3, Financing Arrangements, to our consolidated financial statements included in this Form 10-K.

Income Tax Expense

The following table summarizes the income tax expense during the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023	Dollar Change	% Change
Income tax expense	$1,226	$968	$258	27%

Income tax expense increased during the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to state income tax and taxable income from jurisdictions in which the Company is subject to tax. For additional information, see Note 15, Income Taxes, to our consolidated financial statements included in this Form 10-K.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaborations and license agreements, future royalty and revenue monetization, and a term loan. Through December 31, 2024, we have received an aggregate of $3.9 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.1 billion in upfront payments and milestone payments under our collaborations with CStone and Zai Lab, our now terminated collaborations with Roche, our license agreement with Clementia, our agreement with Rigel and our former collaboration with Alexion, and $400.0 million in gross proceeds from a term loan from Sixth Street Partners. In addition, since January 2020, we have also generated revenue through the sales of our approved drug products.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $863.9 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(192,586)	$(436,847)
Net cash provided by (used in) investing activities	(47,501)	274,040
Net cash provided by financing activities	273,111	119,225
Net increase (decrease) in cash, cash equivalents, and restricted cash	$33,024	$(43,582)

Net Cash Used in Operating Activities. For the year ended December 31, 2024, compared to the same period in 2023, the $244.3 million decrease in net cash used in operating activities was primarily due to the decrease in net loss of $439.9 million. The decrease was partially offset by the non-cash adjustment for the debt extinguishment gain of $173.7 million and changes in our operating assets and liabilities of $23.6 million.

Net Cash Provided by (Used in) Investing Activities. For the year ended December 31, 2024, compared to the same period in 2023, the $321.5 million decrease in net cash provided by investing activities was primarily due to a $333.0 million increase in net purchases of investments classified as available for sale.

Net Cash Provided by Financing Activities. For the year ended December 31, 2024, compared to the same period in 2023, the $153.9 million increase in net cash provided by financing activities was primarily due to the increase of $48.9 million in proceeds from the ATM Facility (as defined below), the $56.4 million increase in net proceeds received from stock option exercises and employee stock purchase plan and the $49.0 million increase in net proceeds from the term loan facility.

Debt Financing

In June 2022, we entered into a Royalty Purchase Agreement with Royalty Pharma. Pursuant to the Royalty Purchase Agreement, we received an upfront payment of $175.0 million in consideration for our rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone Territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. In connection with and effective upon the termination of the Roche pralsetinib collaboration agreement, on February 22, 2024, we and Royalty Pharma agreed to terminate the Royalty Purchase Agreement. As of December 31, 2024, the net carrying value of liability related to this arrangement was $0.7 million, which we subsequently paid in February 2025.

In July 2022, we closed a Future Revenue Purchase Agreement with Sixth Street Partners and received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of elenestinib (BLU-263), but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of December 31, 2024, the net carrying value of the liability related to this arrangement was $254.4 million.

In July 2022, we closed a Financing Agreement for up to $660.0 million with Sixth Street Partners. The Financing Agreement, entered into by the parties in connection with the transaction provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice subject to certain terms and conditions. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In August 2023, we received the first tranche of the senior secured delayed draw term loan facility in the amount of $100.0 million in gross proceeds. In May 2024, we received the second tranche in the amount of $150.0 million in gross proceeds. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan. As of December 31, 2024, the net carrying value of the term loan was $387.0 million.

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

Sales Agreement with Cowen

In February 2022, we entered into an at-the-market (ATM) Facility with Cowen and Company, LLC (Cowen), pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $300.0 million through Cowen as sales agent. During the year ended December 31, 2024, we issued and sold 544,719 shares of our common stock under the ATM Facility, at an average price of $91.88 per share, and received net proceeds of $48.9 million. As of December 31, 2024, we had $250.0 million of remaining capacity available under the ATM Facility.

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

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $863.9 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

Our future capital requirements will depend on and may increase as a result of many factors, including:

●	the success of our commercialization efforts and market acceptance for AYVAKIT/AYVAKYT or any of our current or future drug candidates for which we receive marketing approval;
●	the costs of maintaining, expanding or contracting for sales, marketing and distribution capabilities in connection with commercialization of AYVAKIT/AYVAKYT and any of our current or future drug candidates for which we receive marketing approval;
●	the costs of securing manufacturing, packaging and labeling arrangements to ensure adequate supply for development activities and commercial production, including API, drug substance and drug product material for use in preclinical studies, clinical trials, our compassionate use program and for use as commercial supply, as applicable;
●	the cost of purchasing quantities of agents for use in our clinical trials in connection with our efforts to develop our drugs and drug candidates, including for development as combination therapies;
●	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our approved drugs and drug candidates;
●	the costs, timing and outcome of regulatory review of marketing applications for our drug candidates, to the extent these expenses are not the responsibility of our collaboration partners;
●	the success of our collaboration with CStone, our license agreements with Clementia and IDRx, our agreement with Rigel, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration, license or other agreements, our financing arrangements, or any collaboration, partnership, financing or license agreements that we may enter into in the future;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
●	the extent to which we acquire or in-license other approved drugs, drug candidates or technologies and the terms of any such arrangements;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the costs of continuing to expand our operations.

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

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our obligations under unconditional purchase obligations related to certain commercial manufacturing agreements, research service commitments, non-cancellable operating leases, term loan and defined benefit obligation.

Supply agreements

The aggregate amount of future minimum purchase obligations under the manufacturing agreements over the period of next five years was approximately $2.0 million as of December 31, 2024, of which $1.0 million are expected to be paid within one year.

Lease commitments

The aggregate amount of future operating lease obligations over the term of our leases was $97.8 million as of December 31, 2024, of which $18.8 million are expected to be paid within one year. For additional information on our leases and timing of future payments, see Note 16, Leases, to our consolidated financial statements included in this Form 10-K.

Long-term debt obligations

The long-term debt obligation related to our term loan over the period of next five years was $553.6 million as of December 31, 2024, of which $43.9 million are expected to be paid within one year. For additional information on the term loan, see Note 3, Financing Arrangements, to our consolidated financial statements included in this Form 10-K.

Defined benefit obligation

The future benefits expected to be paid under our pension plan covering employees of our Swiss subsidiary, Blueprint Medicines (Switzerland) GmbH was $6.8 million as of December 31, 2024, of which $0.5 million is expected to become payable from the plan within one year. For additional information on the defined benefit plan, see Note 17, Employee Benefit Plans, to our consolidated financial statements included in this Form 10-K.

Research service commitments

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain development and sales milestones, including future payments to third parties with whom we have entered into agreements to develop and commercialize certain of our research and development programs. As of December 31, 2024, we have an obligation to pay $5.0 million under one of such commitments within one year. We have not included these other such commitments on our balance sheet or in the contractual obligations above because the achievement and timing of these milestones is not fixed and determinable.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2024 and 2023, we had cash, cash equivalents and marketable securities of $863.9 million and $767.2 million, respectively, consisting primarily of money market funds and investments in U.S. government agency securities and treasury obligations.

Our primary exposure to market risk is interest rate sensitivity in our fixed income portfolio, which is affected primarily by changes in the general level of U.S. interest rates resulting from the Federal Reserve’s raising or lowering of interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We are also exposed to interest rate risk in connection with our borrowings under our senior secured term loan with Sixth Street Partners. As of December 31, 2024, we had $387.0 million of outstanding borrowings under the senior secured term loan. Pursuant to the Financing Agreement, outstanding indebtedness under the term loan bears interest at a rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The effective annual interest was 12.0% as of December 31, 2024. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations. For more information regarding the Financing Agreement and the term loan with Sixth Street Partners, see Note 3, Financing Arrangements, to our consolidated financial statements included in this Form 10-K.

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from monetary policy from the U.S. and international central banks, inflationary pressures, and geopolitical developments, or instability or volatility in the global markets. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2024 and 2023, we held considerable funds and obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the years ended December 31, 2024 and 2023. However, a significant or prolonged period of high inflation could adversely impact our results if costs were to increase at a rate higher than the increase in the revenues we generate.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Blueprint Medicines Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Blueprint Medicines Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Blueprint Medicines Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

February 13, 2025

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, none of our officers or directors adopted a “Rule 10b5-1 trading arrangement,” as the term is defined in Item 408(a) of Regulation S-K.

During the three months ended September 30, 2024, one of the Company’s officers adopted a “Rule 10b5-1 trading arrangement,” as the term is defined in Item 408(a) of Regulation S-K which was not previously disclosed due to an administrative error. We describe the material terms of the Rule 10b5-1 trading arrangement below.

Name and Title	Action Taken	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Christina Rossi (Officer)	Adoption August 27, 2024	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the trading plan	August 27, 2024 – November 28, 2025	27,291

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)        Financial Statements

The following documents are included on pages F-1 through F-46 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)        Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)        Exhibits

7
Exhibit		Incorporated by Reference
Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
1.1	Sales Agreement, dated as of February 17, 2022, by and between Blueprint Medicines Corporation and Cowen and Company, LLC	10-K	001-37359	1.1	February 17, 2022
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37359	3.1	November 9, 2015
3.2	Amended and Restated Bylaws, as amended on November 30, 2022, of the Registrant	8-K	001-37359	3.1	December 6, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-202938	4.1	April 20, 2015
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended	10-K	001-37359	4.3	February 13, 2020
10.1#	2011 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder	S-1	333-202938	10.1	March 23, 2015
10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	10-K	001-37359	10.2	February 13, 2020

10.3#	2015 Employee Stock Purchase Plan	10-K	001-37359	10.3	February 13, 2020
10.4#	2020 Inducement Plan and form of award agreements thereunder	S-8	333-238039	99.1	May 6, 2020
10.5	Lease Agreement, dated February 11, 2015, by and between the Registrant and 38 Sidney Street Limited Partnership	S-1	333-202938	10.4	March 23, 2015
10.6	First Amendment to Lease Agreement, dated January 26, 2018, by and between the Registrant and 38 Sidney Street Limited Partnership	10-K	001-37359	10.5	February 26, 2019
10.7	Second Amendment to Lease Agreement, dated April 6, 2021, by and between Blueprint Medicines Corporation and BRE-BMR 38 SIDNEY LLC	10-Q	001-37359	10.1	April 29,2021
10.8	Third Amendment to Lease Agreement, dated December 15, 2021, by and between Blueprint Medicines Corporation and BRE-BMR 38 SIDNEY LLC	10-K	001-37359	10.8	February 17, 2021
10.9	Lease Agreement, dated April 28, 2017, by and between the Registrant and UP 45/75 Sidney Street, LLC	10-Q	001-37359	10.1	May 3, 2017
10.10	First Amendment of Lease, dated September 19, 2018, between Blueprint Medicines Corporation and UP 45/75 Sidney Street, LLC	8-K	001-37359	10.1	September 25, 2018
10.11#	Amendment Agreement dated as of December 23, 2022 by and between the Registrant and Jeffrey W. Albers	8-K	001-37359	10.2	December 27, 2022
10.12#	Employment Agreement, dated March 10, 2016, by and between the Registrant and Kathryn Haviland	10-K	001-37359	10.9	March 11, 2016

10.13#	First Amendment to Employment Agreement, dated January 30, 2019, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.2	February 5, 2019
10.14#	Second Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.4	December 23, 2021
10.15#	First Amendment to Amended and Restated Employment Agreement, dated September 23, 2022, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.1	September 23, 2022
10.16#	Amended and Restated Employment Agreement, dated January 4, 2022 and effective as of April 4, 2022, by and between the Registrant and Kathryn Haviland	8-K	001-37359	10.2	January 5, 2022
10.17#	Employment Agreement, dated September 6, 2016, by and between the Registrant and Tracey L. McCain	10-Q	001-37359	10.3	November 10, 2016
10.18#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Tracey L. McCain	8-K	001-37359	10.5	December 23, 2021
10.19#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Tracey L. McCain	8-K	001-37359	10.5	September 23, 2022
10.20#	Employment Agreement, dated November 22, 2017, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.1	November 22, 2017
10.21#	First Amendment to Employment Agreement, dated January 30, 2019, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.1	February 5, 2019

10.22#	Second Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.2	December 23, 2021
10.23#	Third Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Michael Landsittel	8-K	001-37359	10.2	September 23, 2022
10.24#	Employment Agreement, dated October 29, 2018, by and between the Registrant and Christina Rossi	8-K	001-37359	10.1	October 29, 2018
10.25#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Christina Rossi	8-K	001-37359	10.6	December 23, 2021
10.26#	Amended and Restated Employment Agreement, dated January 4, 2022 and effective as of April 4, 2022, by and between the Registrant and Christina Rossi	8-K	001-37359	10.3	January 5, 2022
10.27#	First Amendment to Amended and Restated Employment Agreement, dated September 23, 2022, by and between the Registrant and Christina Rossi	8-K	001-37359	10.3	September 23, 2022
10.28#	Employment Agreement, dated March 6, 2019, by and between the Registrant and Ariel Hurley	8-K	001-37359	10.1	March 8, 2019
10.29#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Ariel Hurley	8-K	001-37359	10.11	December 23, 2021
10.30#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Ariel Hurley	8-K	001-37359	10.10	September 23, 2022

10.31#	Third Amendment to Employment Agreement, dated February 15, 2023, effective as of January 1, 2023, by and between the Registrant and Ariel Hurley	10-K	001-37359	10.39	February 16, 2023
10.32#	Employment Agreement, dated November 22, 2017, by and between the Registrant and Debra Durso-Bumpus, as amended by the First Amendment to Employment Agreement, dated February 10, 2020, by and between the Registrant and Debra Durso-Bumpus	10-K	001-37359	10.19	February 13, 2020
10.33#	Second Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Debra Durso-Bumpus	8-K	001-37359	10.10	December 23, 2021
10.34#	Third Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Debra Durso-Bumpus	8-K	001-37359	10.9	September 23, 2022
10.35#	Employment Agreement, effective September 1, 2020, by and between the Registrant and Fouad Namouni, M.D.	8-K	001-37359	10.1	September 1, 2020
10.36#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Fouad Namouni, M.D.	8-K	001-37359	10.3	December 23, 2021
10.37#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Fouad Namouni, M.D.	8-K	001-37359	10.4	September 23, 2022
10.38#	Amended and Restated Employment Agreement, dated January 11, 2021, by and between the Registrant and Becker Hewes, M.D.	8-K	001-37359	10.2	January 11, 2021

10.39#	First Amendment to Amended and Restated Employment Agreement, dated December 22, 2021, by and between the Registrant and Lemuel Becker Hewes, M.D.	8K	001-37359	10.7	December 23, 2021
10.40#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Lemuel Becker Hewes, M.D.	8-K	001-37359	10.6	September 23, 2022
10.41#††	Employment Agreement, effective as of May 19, 2021, by and between the Registrant and Percy H. Carter, M.D., Ph.D.	10-Q	001-37359	10.1	July 29, 2021
10.42#	First Amendment to Employment Agreement, dated December 22, 2021, by and between the Registrant and Percy H. Carter, M.D., Ph.D.	8-K	001-37359	10.9	December 23, 2021
10.43#	Second Amendment to Employment Agreement, dated September 23, 2022, by and between the Registrant and Percy H. Carter, M.D., Ph.D.	8-K	001-37359	10.8	September 23, 2022
10.44#	Amended and Restated Employment Agreement, dated January 19, 2022 and effective as of April 4, 2022, by and between the Registrant and Philina Lee	8-K	001-37359	10.1	January 20, 2022
10.45#	First Amendment to Amended and Restated Employment Agreement, dated September 23, 2022, by and between the Registrant and Philina Lee	8-K	001-37359	10.11	September 23, 2022
10.46†	License and Collaboration Agreement, dated June 1, 2018, between the Registrant and CStone Pharmaceuticals	10-Q	001-37359	10.1	August 1, 2018
10.47††	License Agreement, effective October 15, 2019, by and between the Registrant and Clementia Pharmaceuticals, Inc.	10-Q	001-37359	10.1	November 5, 2019

10.48~††	Collaboration and License Agreement, dated November 8, 2021, by and between the Registrant and Zai Lab (Shanghai) Co. Ltd	10-K	001-37359	10.54	February 17, 2021
10.49	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1	333-202938	10.11	March 23, 2015
10.50	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1	333-202938	10.12	March 23, 2015
10.51#	Senior Executive Cash Incentive Bonus Plan	10-K	001-37359	10.15	March 11, 2016
10.52	Purchase and Sale Agreement, dated as of June 30, 2022, by and among the Registrant Garnich Adjacent Investments S.a.r.l. the various other purchasers from time to time party thereto and Garnish Adjacent Investments S.a.r.l, as Purchaser’s Representative	10-Q	001-37359	10.2	August 2, 2022
10.53	Financing Agreement, dated as of June 30, 2022, by and among the Registrant, as Borrower, certain subsidiaries of the Registrant, as Guarantors, various lenders from time-to-time party thereto and Tao Talents, LLC, as Administrative Agent for the lenders	10-Q	001-37359	10.3	August 2, 2022
10.54	First Amendment to Financing Agreement dated as of May 22, 2023 by and among Blueprint Medicines Corporation, the lenders party thereto, and TAO Talents LLC, as Administrative Agent for the lenders	8-K	001-37359	10.1	May 25, 2023
10.55#	Amended and Restated 2020 Inducement Plan	8-K	001-37359	10.1	June 27, 2022

10.56#	Non-Qualified Stock Option for Employees under the 2015 Stock Option and Incentive Plan (annual award)	10-K	001-37359	10.76	February 16, 2023
10.57#	Non-Qualified Stock Option for Employees under the 2015 Stock Option and Incentive Plan (non-U.S. new hire award)	10-K	001-37359	10.77	February 16, 2023
10.58#	Non-Qualified Stock Option for Non-Employee Directors under the 2015 Stock Option and Incentive Plan (annual award)	10-K	001-37359	10.78	February 16, 2023
10.59#	Non-Qualified Stock Option for Non-Employee Directors under the 2015 Stock Option and Incentive Plan (new director award)	10-K	001-37359	10.79	February 16, 2023
10.60#	Non-Qualified Stock Option for Employees under the 2020 Inducement Plan	10-K	001-37359	10.80	February 16, 2023
10.61#	Performance-Based Restricted Stock Unit Award Agreement for Employees under the 2015 Stock Option and Incentive Plan	10-K	001-37359	10.81	February 16, 2023
10.62#	Restricted Stock Unit Award for Employees under the 2015 Stock Option and Incentive Plan	10-K	001-37359	10.82	February 16, 2023
10.63#	Restricted Stock Unit Award for Non-Employee Directors under the 2015 Stock Option and Incentive Plan (annual award)	10-K	001-37359	10.83	February 16, 2023
10.64#	Restricted Stock Unit Award for Non-Employee Directors under the 2015 Stock Option and Incentive Plan (new director award)	10-K	001-37359	10.84	February 16, 2023
10.65#	Restricted Stock Unit Award for Employees under the 2020 Incentive Plan	10-K	001-37359	10.85	February 16, 2023

10.66#	Blueprint Medicines Corporation 2024 Stock Incentive Plan	Form 8-K	001-37359	99.1	June 14, 2024
10.67#	Form of award agreements under the Blueprint Medicines Corporation 2024 Stock Incentive Plan	Form 8-K	001-37359	99.2	June 14, 2024
19.1	Blueprint Medicines Insider Trading Policy and Special Trading Procedures for Insiders	Form 10-K	001-37359	19.1	February 15, 2024
21.1	Subsidiaries of the Registrant				*
23.1	Consent of Ernst & Young LLP				*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				+
97.1#	Blueprint Medicines Corporation Policy for Recoupment of Erroneously Awarded Compensation	Form 10-K	001-37359	97.1	February 15, 2024

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	*

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

Blueprint Medicines Corporation

Date: February 13, 2025	By:	/s/ Kathryn Haviland
Kathryn Haviland
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathryn Haviland Kathryn Haviland	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2025

/s/ Michael Landsittel Michael Landsittel	Chief Financial Officer (Principal Financial Officer)	February 13, 2025

/s/ Ariel Hurley	Senior Vice President, Finance	February 13, 2025
Ariel Hurley	(Principal Accounting Officer)

/s/ Jeffrey W. Albers Jeffrey W. Albers	Chairman of the Board of Directors	February 13, 2025

/s/ Daniella Beckman Daniella Beckman	Director	February 13, 2025

/s/ Alexis Borisy Alexis Borisy	Director	February 13, 2025

/s/ Lonnel Coats Lonnel Coats	Director	February 13, 2025

/s/ Habib Dable Habib Dable	Director	February 13, 2025

/s/ Mark Goldberg Mark Goldberg, M.D.	Director	February 13, 2025

/s/ Nicholas Lydon Nicholas Lydon, Ph.D.	Director	February 13, 2025

/s/ Lynn Seely Lynn Seely, M.D.	Director	February 13, 2025

/s/ John Tsai John Tsai, M.D.	Director	February 13, 2025

Blueprint Medicines Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Blueprint Medicines Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blueprint Medicines Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

Boston, Massachusetts

February 13, 2025

Blueprint Medicines Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$102,014	$71,286
Marketable securities	513,473	639,355
Accounts receivable	75,797	42,827
Unbilled accounts receivable	1,812	351
Inventory	13,611	21,223
Prepaid expenses and other current assets	35,971	33,351
Total current assets	742,678	808,393
Marketable securities	248,450	56,530
Property and equipment, net	36,593	41,959
Operating lease right-of-use assets, net	64,181	73,691
Restricted cash	11,625	10,238
Equity investment	28,699	27,789
Other assets	47,587	30,650
Total assets	$1,179,813	$1,049,250
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,790	$4,710
Accrued expenses	133,088	127,992
Current portion of operating lease liabilities	13,346	11,933
Current portion of deferred revenue	2,005	812
Current portion of liabilities related to the sale of future royalties and revenues	61,650	39,198
Current portion of term loan	43,917	30,278
Total current liabilities	260,796	214,923
Operating lease liabilities, net of current portion	68,790	81,751
Deferred revenue, net of current portion	8,193	4,792
Liabilities related to the sale of future royalties and revenues, net of current portion	193,524	402,427
Term loan, net of current portion	343,053	208,535
Other long-term liabilities	6,792	6,213
Total liabilities	881,148	918,641
Commitments and Contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 63,712,256 and 61,147,236 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	64	61
Additional paid-in capital	2,709,183	2,473,985
Accumulated other comprehensive loss	(3,551)	(3,495)
Accumulated deficit	(2,407,031)	(2,339,942)
Total stockholders’ equity	298,665	130,609
Total liabilities and stockholders’ equity	$1,179,813	$1,049,250

The accompanying notes are an integral part of the consolidated financial statements.

Blueprint Medicines Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Product revenue, net	$478,950	$204,207	$110,993
Collaboration, license and other revenue	29,874	45,173	65,543
License revenue - related party	—	—	27,500
Total revenues	508,824	249,380	204,036
Cost and operating expenses:
Cost of sales	20,163	8,540	17,813
Collaboration loss sharing	—	4,256	8,948
Research and development	341,433	427,720	477,419
Selling, general and administrative	359,272	295,141	237,374
Total cost and operating expenses	720,868	735,657	741,554
Other income (expense):
Interest expense, net	(28,151)	(18,793)	(16,767)
Other income (expense), net	656	(946)	2,004
Debt extinguishment gain	173,676	—	—
Total other income (expense)	146,181	(19,739)	(14,763)
Loss before income taxes	(65,863)	(506,016)	(552,281)
Income tax expense	1,226	968	5,236
Net loss	$(67,089)	$(506,984)	$(557,517)
Other comprehensive income (loss):
Unrealized gain (loss) on pension benefit obligations	(761)	(2,781)	666
Unrealized gain (loss) on available-for-sale investments	702	9,759	(7,246)
Currency translation adjustments	3	(30)	270
Comprehensive loss	$(67,145)	$(500,036)	$(563,827)
Net loss per share — basic and diluted	$(1.07)	$(8.37)	$(9.35)
Weighted-average number of common shares used in net loss per share — basic and diluted	62,857	60,558	59,642

The accompanying notes are an integral part of the consolidated financial statements.

Blueprint Medicines Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	59,141,086	$59	$2,250,250	$(4,133)	$(1,275,441)	$970,735
Issuance of common stock under stock plan and stock purchase plan	817,833	1	8,134	—	—	8,135
Stock-based compensation expense	—	—	99,634	—	—	99,634
Other comprehensive loss	—	—	—	(6,310)		(6,310)
Net loss	—	—	—	—	(557,517)	(557,517)
Balance at December 31, 2022	59,958,919	$60	$2,358,018	$(10,443)	$(1,832,958)	$514,677

Issuance of common stock under stock plan and stock purchase plan	1,188,317	1	22,711	—	—	22,712
Stock-based compensation expense	—	—	93,256	—	—	93,256
Other comprehensive income	—	—	—	6,948	—	6,948
Net loss	—	—	—	—	(506,984)	(506,984)
Balance at December 31, 2023	61,147,236	$61	$2,473,985	$(3,495)	$(2,339,942)	$130,609

Issuance of common stock under stock plan and stock purchase plan	2,020,301	2	76,365	—	—	76,367
Stock-based compensation expense	—	—	109,920	—	—	109,920
At-the-market offerings, net of issuance costs	544,719	1	48,935	—	—	48,936
Other comprehensive loss	—	—	—	(56)	—	(56)
Other	—	—	(22)	—	—	(22)
Net loss	—	—	—	—	(67,089)	(67,089)
Balance at December 31, 2024	63,712,256	$64	$2,709,183	$(3,551)	$(2,407,031)	$298,665

The accompanying notes are an integral part of the consolidated financial statements.

Blueprint Medicines Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(67,089)	$(506,984)	$(557,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,291	11,665	11,735
Non-cash lease expense	9,925	9,109	8,364
Stock-based compensation	108,911	92,672	98,971
Non-cash interest expense	1,184	14,138	15,799
Non-cash customer consideration	—	—	(27,500)
Non-cash debt extinguishment gain	(173,676)	—	—
Net (accretion of discount) amortization of premium on investments	(22,465)	(17,466)	(982)
Other	(982)	1,147	2,622
Changes in assets and liabilities:
Accounts receivable	(32,845)	(20,715)	1,572
Unbilled accounts receivable	147	13,061	(3,804)
Inventory	(4,026)	(4,366)	(8,922)
Prepaid expenses and other current assets	(2,630)	3,206	(16,938)
Other assets	(11,130)	(4,711)	(16,320)
Accounts payable	2,197	1,880	(5,816)
Accrued expenses	8,207	1,075	9,368
Other long term liabilities	(12,233)	(7,240)	—
Deferred revenue	(409)	(12,687)	(4,813)
Operating lease liabilities	(11,963)	(10,631)	(8,096)
Net cash used in operating activities	(192,586)	(436,847)	(502,277)
Cash flows from investing activities
Purchases of property and equipment	(4,630)	(16,062)	(8,919)
Purchases of investments	(966,431)	(766,363)	(489,705)
Maturities of investments	923,560	1,056,465	349,373
Other	—	—	(290)
Net cash provided by (used in) investing activities	(47,501)	274,040	(149,541)
Cash flows from financing activities
Proceeds from at-the-market offerings, net of issuance costs	48,936	—	—
Net proceeds from stock option exercises and employee stock purchase plan	77,743	21,336	8,196
Net proceeds from term loan facility	146,973	97,933	137,786
Net proceeds from the sale of future royalties and revenues	—	—	415,828
Principle payments for financing arrangements	(541)	(44)	—
Net cash provided by financing activities	273,111	119,225	561,810
Net increase (decrease) in cash, cash equivalents, and restricted cash	33,024	(43,582)	(90,008)
Cash, cash equivalents and restricted cash at beginning of period	81,524	124,904	215,119
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(909)	202	(207)
Cash, cash equivalents and restricted cash at end of period	$113,639	$81,524	$124,904
Supplemental cash flow information
Cash paid for interest	$79,852	$38,467	$9,814
Property and equipment purchases unpaid at period end	$425	$556	$324
Cash paid (refunds received) for taxes, net	$1,104	$(49)	$6,505

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

As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of $863.9 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The audited consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB) and the rules and regulations of the Securities and Exchange Commission (SEC).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: revenue recognition, inventory, operating lease right-of-use assets, operating lease liabilities, stock-based compensation expense, accrued expenses, liabilities related to the sale of future royalties and future revenues, equity investment, debt modification, and income taxes.

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

Product revenue is recognized when the customer takes control of the product, typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price, which includes estimated reserves for variable consideration resulting from chargebacks, government rebates, trade discounts and allowances, product returns and other incentives that are offered within the contract with customers, healthcare providers, payors and other indirect customers relating to the sales of the Company’s product. Reserves are established based on the amounts earned or to be claimed on the related sales. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as historical rebate payments for these programs, the Company’s current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns, the percentage of product that are sold via these programs, and the product’s pricing. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Collaboration, license and other revenue

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

The Company uses judgment to determine whether milestones or other variable consideration, including royalties and sales-based milestones, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

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

Royalties. For license arrangements that include sales-based royalties, including milestone payments upon first commercial sales and milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. For arrangements involving the sale of intellectual property to customers, the Company estimates and recognizes revenue upon satisfying the related performance obligation, including any royalty payments deemed probable of achievement and not subject to significant subsequent revenue reversal. At the end of each subsequent reporting period, the Company reevaluates the expected royalties and adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For a complete discussion of accounting for collaboration, license and other revenues, see Note 11, Collaboration, License and Other Agreements.

Accounts Receivable, net

Accounts receivable arise from product sales and amounts due from the Company’s collaboration partners. The amount from product sales primarily represents amounts due from specialty distributors and specialty pharmacy providers in the U.S. The Company provides reserves against accounts receivable for current expected credit losses that are estimated based on the composition of its accounts receivable and the financial condition of the counterparty, considering past events, current economic conditions, and reasonable and supportable forecasts about the future economic conditions. The contractual life of our accounts receivable is generally short-term. Amounts determined to be uncollectible are charged or written off against the reserve. For the years ended December 31, 2024, 2023 and 2022, the Company did not record any significant expected credit losses related to outstanding accounts receivable.

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

There have been no changes to the valuation methods during the years ended December 31, 2024, 2023 and 2022.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2024 and 2023, the Company’s cash equivalents comprised of money market funds with less than 90 days from the date of purchase. Cash equivalents are reported at fair value.

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

Research and Development Expenses

Expenditures relating to research and development are expensed in the period incurred. Research and development expenses consist of both internal and external costs associated with the development of the Company’s selective therapies and building of its discovery platform. As part of the process of preparing the consolidated financial statements, the Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations or other clinical trial vendors that perform the activities.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, business development, advertising and legal expenses and other general and administrative costs. Advertising costs are expensed as incurred. For years ended December 31, 2024, 2023 and 2022, advertising costs totaled $31.1 million, $16.9 million and $18.1 million, respectively.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the carrying amount of any of its long-lived assets might not be recoverable and that impairment might exist. If indicators of impairment are present, the Company performs a test for recoverability. The Company has not recognized any significant impairment charges associated with long-lived assets for the years ended December 31, 2024, 2023 and 2022.

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

Fair value of restricted stock awards granted to employees is based upon the quoted closing market price per share on the date of grant. Fair value of options granted to employees at the date of grant are estimated using the Black-Scholes option-pricing model that requires management to apply judgment and make estimates, including:

●	expected volatility, which was calculated using the historical volatility of the Company’s publicly traded stock. The Company computed the historical volatility data using the daily closing prices during the equivalent period of the calculated expected term of its stock-based awards;
●	risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption;
●	expected term, which is calculated using the simplified method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches; and
●	dividend yield, which is zero based on the fact that the Company never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Modification of debt instruments

When the Company’s debt instrument, where the Company is the debtor, is modified or exchanged, the Company analyzes whether the modification should be accounted for as a modification or an extinguishment. Modified terms are considered substantially different if, after an exchange or modification of debt instruments with the same creditor, the present value of cash flows under the terms of the new debt instrument differs by at least 10% from the present value of the remaining cash flows under the terms of the original debt instrument. If the modified instrument is considered substantially different from the original debt instrument, the modification or exchange is accounted for as an extinguishment. The new instrument is recorded at its fair value and that fair value is used to determine the extinguishment gain or loss.

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

Concentrations of Credit Risk and of Significant Suppliers

The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities, accounts receivable and unbilled account receivables.

The Company maintains its cash, cash equivalents and marketable securities in custodian accounts at high quality financial institutions, and as of December 31, 2024 and 2023, substantially all the Company’s cash, cash equivalents and marketable securities were invested in money market funds and U.S. government agency securities and treasury obligations, and consequently, the Company believes that such funds are subject to minimal credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any significant credit losses and does not believe it is exposed to any significant credit risk on these funds.

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

Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The chief operating decision maker views the Company’s operations and manage its business as one operating segment. The Company operates in the U.S. and Europe. All material long-lived assets of the Company reside in the U.S. For additional information, see Note 18, Segment Information.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new standard in fiscal year 2024 for annual and retrospective reporting periods with all interim disclosures to begin in the first quarter of fiscal year 2025. For additional information, see Note 18, Segment Information.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disclosure of additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

Reclassification

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation.

3. Financing Arrangements

Royalty Pharma Purchase and Sale Agreement

On June 30, 2022, the Company entered into a purchase and sale agreement (Royalty Purchase Agreement) with Royalty Pharma Investments 2019 ICAV (Royalty Pharma). Pursuant to the Royalty Purchase Agreement, the Company received an upfront payment of $175.0 million in consideration for the Company’s rights to receive royalty payments on the net sales of GAVRETO worldwide excluding the CStone Territory (as defined below) and the U.S., under the terms of the Roche pralsetinib collaboration agreement.

Despite selling all rights to receive royalties on GAVRETO net sales of the underlying territories to Royalty Pharma, the Company maintained its involvement in the global co-development of pralsetinib with Roche and was therefore involved in the generation of these future royalties. Due to the Company’s significant continued involvement, any royalties and development and commercialization milestones earned pertaining to the underlying territory under the Roche pralsetinib collaboration agreement were recognized as collaboration revenue on the consolidated statements of operations and comprehensive loss throughout the contract term of the Roche pralsetinib collaboration agreement. The net proceeds received from the transaction were recorded as a liability related to sale of future royalties and revenues on the consolidated balance sheet on June 30, 2022.

The Roche pralsetinib collaboration agreement was terminated in February 2024 and the Company regained commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. In connection with and effective upon the termination of the Roche pralsetinib collaboration agreement, on February 22, 2024 (the Royalty Pharma Termination Date), Royalty Pharma and the Company agreed to terminate the Royalty Purchase Agreement (Royalty Pharma Termination Agreement). Following the termination of the Royalty Purchase Agreement, the Company has no outstanding obligations under the Royalty Purchase Agreement, other than the remaining royalty payment obligation related to GAVRETO net sales as of the termination effective date. As of December 31, 2024, the Company had no plan to enter into a new arrangement to commercialize GAVRETO outside of the U.S. and the CStone Territory.

The Company has no material outstanding obligations under the Royalty Pharma Termination Agreement and it was accounted for as a debt extinguishment under ASC 470-50 as the terms and conditions of the Royalty Purchase Agreement had undergone a substantial modification and the modified terms are considered substantially different. As a result, during the year ended December 31, 2024, the Company recorded a debt extinguishment gain of $173.7 million as other income in the consolidated statements of operations and comprehensive loss. As of December 31, 2024, the net carrying value of the Company’s liability related to these agreements was $0.7 million, which was determined based on the fair value of the remaining cash flow associated with anticipated future payments outlined in the Royalty Pharma Termination Agreement. The Company subsequently paid the final $0.7 million amount in February 2025.

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

As payments are made to Sixth Street Partners, the balance of the liability is effectively repaid over the life of the Future Revenue Purchase Agreement. In order to determine the amortization of the liability, the Company estimates the total amount of future revenue payments to be paid to Sixth Street Partners over the life of the arrangement. The exact amount of repayment is likely to change each reporting period. A significant increase or decrease in worldwide product sales of AYVAKIT/ AYVAKYT and, if it is approved, elenestinib, will materially impact the liability related to this arrangement, interest expense and the time period for repayment. The Company periodically assesses the expected payments to Sixth Street Partners and prospectively adjusts the amortization of the liability related to this arrangement for material changes in such payments. As of December 31, 2024, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 10.3%. These estimates contain assumptions that impact the amount recorded and the interest expense that will be recognized in future periods.

As of December 31, 2024, the net carrying value of the liability related to this arrangement was $254.4 million. The following table shows the activity within the liability account during the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance at January 1	$266,670	$254,328
Interest expense recognized	27,134	28,065
Payments	(39,368)	(15,723)
Carrying value at December 31	$254,436	$266,670

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

Debt discounts and transaction costs have been recorded as a reduction to the carrying amount of the debt on the Company’s consolidated balance sheet and are amortized as additional interest expenses using the effective interest rate method over the period from issuance through maturity. In addition, the Company may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of Sixth Street Partners providing such incremental term loan. As of December 31, 2024, the Company’s estimate of the total interest expense resulted in an effective annual interest rate of 12.0%. The carrying amount of the debt as of December 31, 2024 is subject to variable interest rates, which are based on current market rates, and as such, approximates fair value.

The following table shows the activity within the liability account during the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance at January 1	$238,813	$139,083
Net proceeds received	146,973	97,933
Interest expense recognized	41,668	23,540
Payments	(40,484)	(21,743)
Carrying value at December 31	$386,970	$238,813

The total estimated total gross payments due under the term loan are as follows as of December 31, 2024 (in thousands):

As of December 31, 2024
2025	$43,917
2026	43,917
2027	43,917
2028	421,897
Total	$553,648

The Company’s obligations under the Financing Agreement are secured, subject to certain exceptions, by security interests in substantially all assets of the Company and certain of its subsidiaries. The Financing Agreement contains customary negative covenants that, among other things and subject to certain exceptions, could restrict the Company’s ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Financing Agreement also requires the Company to maintain a consolidated liquidity of at least $80.0 million. As of December 31, 2024, the Company was in compliance with the applicable terms and conditions of the covenants under the Financing Agreement.

4. Marketable Securities

Marketable securities consisted of the following at December 31, 2024 and 2023 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$129,897	$118	$(230)	$129,785
U.S. treasury obligations	631,514	1,025	(401)	632,138
Total	$761,411	$1,143	$(631)	$761,923

	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$170,194	$27	$(418)	$169,803
U.S. treasury obligations	525,880	588	(386)	526,082
Total	$696,074	$615	$(804)	$695,885

The following table summarizes the amortized cost basis and estimated fair value of the Company’s available-for-sale securities by contractual maturity as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024		2023
	Amortized	Fair	Amortized	Fair
	Cost	value	Cost	value
Within one year	$512,515	$513,473	$639,881	$639,355
After one through five years	248,896	248,450	56,193	56,530
Total	$761,411	$761,923	$696,074	$695,885

As of December 31, 2024 and 2023, the Company held 32 and 62 debt securities, respectively, that were in an unrealized loss position. The following table summarizes the estimated fair value and the aggregate unrealized loss of the Company’s available-for-sale securities that are in loss position as of December 31, 2024 and 2023 by the length of time the security has been in loss position (in thousands):

	As of December 31,
	2024		2023
	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses
Debt securities in unrealized loss position for 12 months or less	$205,910	$(631)	$267,917	$(550)
Debt securities in unrealized loss position for more than 12 months	—	—	64,659	(254)
Total debt securities in unrealized loss position	$205,910	$(631)	$332,576	$(804)

The Company has the intent and ability to hold its debt securities until recovery of amortized cost basis. As a result, the Company did not recognize any differences between the fair value and amortized cost basis as a loss in its consolidated statements of operations and comprehensive loss for the years ended December 31, 2024, 2023 and 2022. The Company did not record any credit-related impairments for its available-for-sale securities for the years ended December 31, 2024, 2023 and 2022.

The following table summarizes the proceeds from maturities of debt securities during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year ended December 31,
	2024	2023	2022
Proceeds from maturities of debt securities	$923,560	$1,056,465	$349,373

The Company did not realize any gains or losses from maturities of debt securities for the years ended December 31, 2024, 2023 and 2022.

5. Fair Value of Financial Instruments

The following table summarizes the Company’s cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$69,729	$69,729	$—	$—
Marketable securities, available-for-sale:
U.S. government agency securities	129,785	—	129,785	—
U.S. treasury obligations	632,138	632,138	—	—
Total	$831,652	$701,867	$129,785	$—

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

6. Product Revenue and Related Reserves

The following table summarizes revenue recognized from the sales of AYVAKIT/AYVAKYT for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$421,837	$181,971	$97,226
Rest of World	57,113	22,236	13,767
Total product revenue, net	$478,950	$204,207	$110,993

The Company primarily sells AYVAKIT/AYVAKYT through specialty distributors and specialty pharmacies. The following table summarizes the customers that represent 10% or greater of gross product revenue for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
	2024	2023	2022
Customer 1	39%	43%	45%
Customer 2	12%	* %	* %
Customer 3	* %	10%	11%

* Indicates the customer’s share is under 10%.

The following table summarizes the customers with amounts due that represent 10% or greater of the accounts receivable associated with the Company’s product sales as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Customer 1	31%	34%
Customer 2	14%	* %
Customer 3	11%	11%
Customer 4	* %	10%
Customer 5	* %	10%

* Indicates the customer’s share is under 10%.

The following table summarizes activity in the product revenue allowance and reserve for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance at January 1	$19,274	$9,788
Provision related to sales in the current period	80,847	37,281
Adjustment related to prior periods sales	(566)	(700)
Credits and payments made	(65,776)	(27,095)
Ending balance at December 31	$33,779	$19,274

The total reserves that are included in the Company’s consolidated balance sheets as of December 31, 2024 and 2023, are summarized as follows (in thousands):

	As of December 31,
	2024	2023
Reduction of accounts receivable, net	$2,963	$1,809
Component of accrued expenses	30,816	17,465
Total revenue-related reserves	$33,779	$19,274

7. Inventory

Capitalized inventory consists of the following as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Raw materials	$—	$3,147
Work in process	30,300	29,132
Finished goods	8,975	4,823
Total	$39,275	$37,102

Balance sheet classification

	As of December 31,
	2024	2023
Inventory	$13,611	$21,223
Other assets	25,664	15,879
Total	$39,275	$37,102

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. For the years ended December 31, 2024, 2023 and 2022, the Company recognized write-downs of $0.4 million, $0.7 million and $2.1 million, respectively. Long-term inventory, which primarily consists of work in process is included in other assets in the consolidated balance sheets.

8. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022
Cash and cash equivalents	$102,014	$71,286	$119,709
Restricted cash	11,625	10,238	5,195
Total cash, cash equivalents, and restricted cash shown in consolidated statements of cash flows	$113,639	$81,524	$124,904

At December 31, 2024 and 2023, $11.6 million and $10.2 million, respectively, of the Company’s cash is restricted by a financial institution primarily related to funds held to satisfy the requirements of certain government agreements and the security deposits for the lease agreements for the Company’s office and laboratory spaces. For additional information, see Note 16, Leases.

9. Property and Equipment, Net

Property and equipment and related accumulated depreciation as of December 31, 2024 and 2023 are as follows (in thousands):

	Estimated
	Useful Life	As of December 31,
	(Years)	2024	2023
Lab equipment	5	$25,720	$21,311
Furniture and fixtures	4	4,642	4,644
Computer equipment	3	2,062	2,028
Leasehold improvements	Term of lease	50,787	42,301
Software	3	902	657
Construction-in-progress		235	9,512
Total cost		84,348	80,453
Less: accumulated depreciation and amortization		(47,755)	(38,494)
Total		$36,593	$41,959

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $9.7 million, $7.7 million and $6.5 million, respectively.

10. Accrued Expenses

Accrued expenses as of December 31, 2024 and 2023 consist of the following (in thousands):

	As of December 31,
	2024	2023
Research, development and commercial contract costs	$33,957	$49,354
Employee compensation	48,725	43,434
Accrued professional fees	14,134	12,522
Revenue-related reserves	30,816	17,465
Other	5,456	5,217
Total	$133,088	$127,992

11. Collaboration, License and Other Agreements

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

During the year ended December 31, 2024, the Company recognized total revenue of $24.3 million which is primarily comprised of GAVRETO product consideration of $6.5 million and the transaction price allocated to the U.S. rights to GAVRETO performance obligation of $17.6 million. The additional clinical data performance obligation will be satisfied at a point in time once the transfer of such data to Rigel is completed, and the allocated transaction price of $3.6 million was recorded as deferred revenue on the consolidated financial statements as of December 31, 2024.

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

The following table summarizes the assets and liabilities under the Rigel agreements as of December 31, 2024 (in thousands):

	As of December 31, 2024
	Current	Noncurrent	Total
Contract assets	$2,939	$7,380	$10,319
Contract liabilities	$—	$3,562	$3,562

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

For the purposes of ASC 606, the transaction price of the IDRx License Agreement at the contract inception was determined to be $27.5 million and recorded as license revenue-related party on the consolidated statements of operations and comprehensive loss in 2022. The fair value was derived from IDRx’s most recent financing transaction with unrelated investors. All potential milestone payments that the Company is eligible to receive under the IDRx License Agreement have been excluded from the transaction price. The Company reevaluates the transaction price for inclusion of milestone payments and royalties at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal. Additionally, the Company is entitled to sales milestones and royalties from the sales of the licensed products, and revenue are recognized when the related sales occur.

The Company concluded the preferred stock investment should be accounted for as an equity investment as it is not mandatorily redeemable nor does the Company have the unilateral right to redeem the preferred stock, and the Company, along with its related parties, do not have a controlling financial interest in IDRx nor have the ability to influence the financial and operating policies through the ownership of preferred stock. IDRx’s preferred stock is not exchange-traded and does not have a readily determinable fair value. Therefore, the preferred stock investment was accounted for under the measurement alternative for equity investments that do not have a readily determinable fair value, at cost of $27.8 million including transaction costs of $0.3 million. If observable price changes in orderly transactions for the identical or similar investment are identified, the Company will adjust the carrying value of the investment to its fair value as of the transaction date. During the year ended December 31, 2024, IDRx completed a Series B preferred stock financing and accordingly, the Company adjusted the carrying value of its investment in IDRx to $28.7 million. The $0.9 million investment gain was recorded as other income on the Company’s consolidated statements of operations and comprehensive loss. No revenue was recorded under the IDRx License Agreement during the years ended December 31, 2024 and 2023.

In January 2025, IDRx announced that they had entered into an agreement under which GSK plc will acquire IDRx for $1.0 billion upfront with an additional $150.0 million regulatory approval-based milestone payment. The transaction is expected to close in the first quarter 2025.

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

Under the 2022 Agreement, the Company paid Proteovant an upfront payment of $20.0 million in connection with the execution of the 2022 Agreement. This upfront payment was recorded as a prepaid asset on the Company’s consolidated balance sheet and was amortized as research and development expense over the expected research period because the Company concluded that Proteovant was providing the Company with research services throughout such period. The Company determined to continue to amortize the remaining prepaid asset balance as research and development expense over the expected research period of the A&R Agreement as VantAI continued to provide such research and development services. During the year ended December 31, 2024, the Company recorded research and development expense of $7.5 million under the A&R Agreement. During the years ended December 31, 2023 and 2022, research and development expense recorded under the 2022 Agreement was $4.0 million and $4.4 million, respectively. The following table summarizes the prepaid assets associated with the A&R Agreement as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024			December 31, 2023
	Current	Noncurrent	Total	Current	Noncurrent	Total
Prepaid assets	$4,971	$2,666	$7,637	$6,581	$6,581	$13,162

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

The Zai Lab agreement will continue on a licensed product-by-product and region-by-region basis until the later of (i) the 12th anniversary of the date of the first commercial sale of a licensed product in the Zai Lab Territory, (ii) the date of expiration of the last valid patent claim related to the Company’s patent rights of the product in the Zai Lab Territory, and (iii) the expiration of the last regulatory exclusivity for that product in a region in the Zai Lab Territory. Zai Lab may terminate the agreement for convenience by giving a written notice (a) at least 12 months after the date of notice, in the event such notice is given after the first commercial sale of a licensed product in the Zai Lab Territory or (b) at least nine months after the date of such notice, in the event such notice is given prior to the first commercial sale of the first licensed product in the Zai Lab Territory. Either party may terminate the Zai Lab agreement for the other party’s uncured material breach or insolvency. Upon termination, all licenses and all other rights granted by the Company to Zai Lab will terminate. Each party will retain its joint ownership interests in any joint collaboration technology.

The Company concluded that the Zai Lab agreement is a collaborative agreement under ASC 808. The Company determined that the Zai Lab agreement contained two material components: (i) licenses granted to Zai Lab to exploit and develop each licensed product in the Zai Lab Territory and related activities in the Zai Lab Territory, including manufacturing, and (ii) global development of the licensed products. The Company concluded that Zai Lab is the Company’s customer for the licenses and related activities in the Zai Lab Territory under ASC 606, whereas payments received by the Company for global development activities, including manufacturing, are accounted for as a reduction of related expenses. The Company did not record significant net reductions of expenses under the Zai Lab agreement during the years ended December 31, 2024, 2023 and 2022.

The Company evaluated the Zai Lab Territory specific licenses and related activities under ASC 606 and identified one performance obligation, which consists of the licenses and their initial know-how transfer at the outset of the arrangement. The manufacturing activities were excluded as performance obligation at the outset of the arrangement because it represented a customer option that was not a material right.

The Company determined that the license is a functional intellectual property license as Zai Lab benefited from the license along with the initial know-how transfer at the time of grant, and therefore the related performance obligation is satisfied at a point in time. The transaction price of the Zai Lab agreement at the outset of the arrangement was determined to be $25.0 million and the Company satisfied the performance obligation upon delivery of the licenses and initial know-how transfer and accordingly, the upfront payment of $25.0 million was recognized as revenue in 2021. All milestone and royalty payments that the Company is eligible to receive were excluded from the transaction price, as all amounts were fully constrained based on the probability of achievement. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. Costs that are incurred associated with Zai Lab Territory specific activities are reimbursable from Zai Lab and are recognized as revenue. The Company did not record any revenue under the Zai Lab agreement during the year ended December 31, 2024 and the revenue recorded during the years ended December 31, 2023 and 2022 was not significant.

Roche – Pralsetinib Collaboration

In July 2020, the Company entered into a collaboration agreement (the Roche pralsetinib collaboration agreement) with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively, Roche), pursuant to which the Company granted Roche exclusive rights to develop and commercialize the Company’s drug candidate pralsetinib worldwide, excluding the CStone Territory (as defined below), and a co-exclusive license in the U.S. to develop and commercialize pralsetinib. The Roche pralsetinib collaboration agreement was terminated on February 22, 2024 (the collaboration termination effective date), at which time the Company regained commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. The Company and Roche continued to perform their respective obligations under the Roche pralsetinib collaboration agreement through the collaboration termination effective date. On February 22, 2024, the Company and Roche entered into a transition agreement (the Roche transition agreement) in connection with the termination of the Roche pralsetinib collaboration agreement.

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million and Roche Holdings, Inc. (Roche Holdings) purchased 1,035,519 shares of the Company’s common stock at a purchase price of $96.57 per share for consideration of $100.0 million under a stock purchase agreement entered into in July 2020 in connection with the agreement. The fair market value of the common stock issued to Roche Holdings was $79.3 million on the date of issuance and the premium of $20.7 million was attributed to the transaction price of the Roche pralsetinib collaboration agreement.

In the U.S., the Company and Roche co-commercialized pralsetinib and shared profits and losses equally. In addition, the Company received tiered royalties on annual net sales of pralsetinib outside the U.S., excluding the CStone Territory (the Roche Territory). The Company and Roche shared global development costs for pralsetinib at a rate of 45 percent for the Company and 55 percent for Roche.

The Company concluded that the Roche pralsetinib collaboration agreement contained two material promises within the scope of ASC 606, pralsetinib license and the Roche Territory activities. The Company evaluated the Roche pralsetinib license under ASC 606 and concluded that the pralsetinib license was a functional intellectual property license and a distinct performance obligation. The Company determined that Roche benefited from the pralsetinib license at the time of grant, and therefore the related performance obligation was satisfied at a point in time.

The transaction price of the Roche pralsetinib collaboration agreement at the outset of the arrangement was determined to be $695.7 million, which consisted of the upfront cash payment of $675.0 million and the $20.7 million premium on the sale of common stock to Roche Holdings, which was allocated to the performance obligation related to the pralsetinib licenses. Through the collaboration termination effective date, the Company achieved an aggregate of $105.0 million in specified regulatory and commercialization milestones, which were added to the estimated transaction price of the Roche pralsetinib collaboration agreement and recorded as revenue in the respective periods when they were achieved.

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

No operating expenses were recorded under the Roche pralsetinib collaboration since June 30, 2024. The following table summarizes the amounts recognized as reductions to selling, general and administrative expenses related to the commercialization of GAVRETO in the U.S., and reductions to (increases in) research and development expenses related to global development activities for pralsetinib under the Roche pralsetinib collaboration during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Reductions to selling, general and administrative expenses	$980	$10,982	$16,600
Increases in research and development expenses	$1,103	$24,915	$19,297

Roche was the principal for recording product sales to customers in the U.S., and the Company recognized a portion of the profit as revenue and losses as collaboration loss sharing in its consolidated statements of operations and comprehensive loss. During the year ended December 31, 2024, the Company recorded revenue of $1.4 million derived from profit sharing on Roche sales of GAVRETO in the U.S. During the years ended December 31, 2023 and 2022, the Company recorded a collaboration loss sharing expense of $4.3 million and $8.9 million on Roche’s sales of GAVRETO in the U.S., respectively. Costs incurred associated with the Roche Territory activities were reimbursable from Roche and were recognized as revenue

The following table summarizes revenue recognized under the Roche pralsetinib collaboration during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Manufacturing and research and development services related to Roche Territory-specific activities	$324	$679	$6,710
Royalty revenue	180	1,464	848
Profit sharing revenue	1,416	—	—
Total Roche pralsetinib collaboration revenue	$1,920	$2,143	$7,558

Upon termination of the Roche pralsetinib collaboration agreement, the Company chose not to assume responsibility for any ongoing pralsetinib clinical trials, and under the terms of the Roche pralsetinib collaboration agreement, Roche bears sole responsibility for all costs associated with the wind-down of these trials.

Pursuant to the Roche transition agreement, the Company is obligated to reimburse Roche for wind-down costs associated with the marketing and commercialization activities occurred for Roche Territory until December 31, 2026. Additionally, the Company is obligated to reimburse Roche for any U.S. transition related costs that exceeds GAVRETO’s net sales in the U.S., and any remaining net profit are shared equally between the Company and Roche until December 31, 2025. The Company has concluded that such activities and associated payments to Roche are not within the scope of ASC 808 as only the Company is exposed to significant risks and awards associated with those activities. The Company records those wind-down costs and the net amount of U.S. transition costs reimbursable to Roche as selling, general, and administrative expenses when they are incurred. During the year ended December 31, 2024, the Company recorded a total of $5.7 million in such costs.

The following table summarizes the assets and liabilities associated with the Roche pralsetinib agreements as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Unbilled accounts receivable	$—	$361
Accrued expenses	$1,712	$7,388

Clementia

In October 2019, the Company entered into a license agreement (the Clementia agreement) with Clementia Pharmaceuticals, Inc. (Clementia), a wholly-owned subsidiary of Ipsen S.A. Under the Clementia agreement, the Company granted an exclusive, worldwide, royalty-bearing license to Clementia to develop and commercialize BLU-782, the Company’s oral, highly selective investigational ALK2 inhibitor in clinical development for the treatment of fibrodysplasia ossificans progressiva (FOP), now referred to as fidrisertib, as well as specified other compounds related to the BLU-782 program.

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through December 31, 2024, the Company has received an aggregate of $50.0 million in cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through December 31, 2024, the Company is eligible to receive up to $460.0 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low- to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and Clementia purchased specified manufacturing inventory from the Company for a total of $1.5 million.

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

The Company determined that the transaction price at the outset of the arrangement was $46.5 million, which was allocated to the three performance obligations on a relative stand-alone selling price basis, and was recognized as revenue in prior years.

The Company did not recognize revenue under the Clementia agreement during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, cash consideration associated with an achieved development milestone of $30.0 million was added to the estimated transaction price for the Clementia agreement and recognized as revenue. All potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as the amounts were fully constrained based on the probability of achievement. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

There was no revenue deferred as a contract liability associated with the Clementia agreement as of December 31, 2024 and 2023.

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

The Company received an upfront cash payment of $40.0 million, and through December 31, 2024, the Company has achieved an aggregate of $38.5 million in milestones under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through December 31, 2024, the Company will be eligible to receive up to $307.5 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, CStone is obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone Territory, subject to adjustment in specified circumstances. CStone is responsible for costs related to the development of the licensed products in the CStone Territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone Territory that are shared by the Company and CStone.

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

The Company did not have significant manufacturing and research and development services related to the global development activities during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company recorded $1.7 million in reduction of related expenses from manufacturing and research and development services related to global development activities, net of expenses payable to CStone.

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

The Company did not achieve any milestones under the CStone agreement during the year ended December 31, 2024. During the years ended December 31, 2023, and 2022, cash consideration associated with achieved development and sales-based milestones of $9.0 million and $6.5 million, respectively, were added to the estimated transaction price for the CStone agreement and recognized as revenue in such periods. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

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

A summary of revenue recognized under the CStone agreement during the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
License milestone revenue	$—	$9,000	$6,500
Manufacturing services and royalty revenue related to CStone Territory-specific activities	3,304	8,312	17,794
Total CStone collaboration revenue	$3,304	$17,312	$24,294

The Company did not have any contract assets related to the CStone collaboration as of December 31, 2024 and 2023. The following table presents the contract liabilities associated with the CStone collaboration as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Contract liabilities	$—	$604
Accrued expenses	$2,027	$1,863

The Company’s liabilities associated with the CStone collaboration as of December 31, 2024 and 2023 resulted primarily from the Company’s obligations in connection with commercial supply of pralsetinib for the CStone Territory.

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

The aggregate net transaction price of the Roche immunotherapy agreement was $64.7 million. The Company recognized revenue associated with the performance obligation using an input method, based on the costs incurred for the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation for each respective period. The amounts received that had not yet been recognized as revenue were deferred as a contract liability on the Company’s consolidated balance sheet and recognized over the remaining research and development period until the performance obligation was satisfied. The performance obligation was completely satisfied as of June 30, 2023 and no revenue was recognized thereafter for this agreement. During the years ended December 31, 2023 and 2022, the Company recognized research and development services revenue of $25.7 million and $2.3 million, respectively, under the Roche immunotherapy agreement, of which $16.0 million and $4.4 million, respectively, resulted from changes in contract liability balances at the beginning of the period. There was no revenue deferred as a contract liability associated with the Roche immunotherapy agreement as of December 31, 2024 and 2023.

12. Stockholders’ Equity

In February 2022, the Company entered into an at-the-market (ATM) Facility with Cowen and Company, LLC (Cowen), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $300.0 million through Cowen as sales agent. During the year ended December 31, 2024, the Company issued and sold 544,719 shares of its common stock under the ATM Facility and received net proceeds of $48.9 million. The Company did not issue any shares under the ATM Facility during the years ended December 31, 2023 and 2022.

13. Stock-based Compensation

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

At the Company’s annual meeting of stockholders held on June 12, 2024, the Company’s stockholders approved the 2024 Stock Incentive Plan (the 2024 Plan), which replaced the Company’s 2015 Plan and the Inducement Plan. As of December 31, 2024, there were 7,832,847 and 724,176 shares underlying awards outstanding under the 2015 Plan and the Inducement Plan, respectively. No further shares will be granted under the 2015 Plan and the Inducement Plan after the effective date of the 2024 Plan. The 2024 Plan provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, unrestricted stock and cash-based awards. The 2024 Plan provides for the issuance of up to 9,200,000 shares. Any shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased, expire or are otherwise terminated by the Company under the 2024 Plan and the 2015 Plan will be added back to the shares of common stock available for issuance under the 2024 Plan. As of December 31, 2024, there were 9,116,614 shares available for future grant under the 2024 Plan.

On November 22, 2024, the Company learned that the record date for its 2024 annual meeting was 61 days prior to the meeting, exceeding the 60-day limit under Section 213(a) of the Delaware General Corporation Law (DGCL). On December 2, 2024, the Company petitioned the Delaware Court of Chancery under Section 205 of the DGCL to validate the actions taken at the 2024 annual meeting, including the adoption of the 2024 Plan. The Court granted the Company’s petition on January 23, 2025, ratifying these actions as of the meeting date. During the year ended December 31, 2024, the Company granted 247,987 shares under the 2024 Plan. For more information, see “Legal Proceedings” in Note 19, Commitments and Contingencies.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the Company’s initial public offering in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar years beginning January 1, 2024 and 2025, the number of shares reserved for issuance under the 2015 ESPP was increased by 611,472 and 637,122 shares, respectively. As of December 31, 2024, there were 4,196,701 shares available for issuance under the 2015 ESPP. The Company issued 65,813, 96,290, and 80,717 shares under the ESPP during the years ended December 31, 2024, 2023, and 2022 respectively.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense totaling $108.9 million, $92.7 million and $99.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Stock-based compensation expense by award type included within the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options	$42,031	$40,560	$52,931
Restricted stock units	61,722	50,095	45,285
Performance-based restricted stock units	4,445	867	—
Employee stock purchase plan	1,722	1,734	1,418
Subtotal	109,920	93,256	99,634
Capitalized stock-based compensation costs	(1,009)	(584)	(663)
Stock-based compensation expense included in total cost and operating expenses	$108,911	$92,672	$98,971

The following table presents stock-based compensation expense that is included in operating expenses by classification within the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$47,455	$41,534	$40,302
Selling, general and administrative	61,456	51,138	58,669
Total stock-based compensation expense included in operating expenses	$108,911	$92,672	$98,971

At December 31, 2024, there was $207.6 million of total unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted-average period of 2.4 years.

Stock Options

Stock options granted by the Company generally vest ratably over four years, with a one-year cliff for new employee awards and are exercisable from the date of grant for a period of ten years. The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.26%	4.13%	2.27%
Expected dividend yield	—	—	—
Expected term (years)	6.0	6.0	6.0
Expected stock price volatility	55.54%	56.01%	55.15%

The following table summarizes the stock option activity for the year ended December 31, 2024:

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value(1)
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 31, 2023	6,658,444	$66.48	6.39	$178,581
Granted [2]	1,075,799	95.77
Exercised	(1,159,269)	61.96
Canceled	(205,250)	75.42
Outstanding at December 31, 2024	6,369,724	$72.09	6.14	$115,874
Exercisable at December 31, 2024	4,514,741	$71.51	5.20	$82,016
(1)	Intrinsic value represents the amount by which the fair market value as of December 31, 2024 of the underlying common stock exceeds the exercise price of the option.
(2)	Out of stock options granted in 2024, 55,119 stock options were granted under the 2024 Plan.

The weighted average grant date fair value of options granted in the years ended December 31, 2024, 2023 and 2022 was $54.15, $25.81 and $32.30, respectively. The total intrinsic value of options exercised in the years ended December 31, 2024, 2023, and 2022 was $45.1 million, $11.6 million, and $11.8 million, respectively.

At December 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was $71.4 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Restricted stock units

Restricted stock units granted by the Company generally vest ratably over four years. The following table summarizes the restricted stock units activity for the year ended December 31, 2024:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested shares at December 31, 2023	2,107,026	$60.33
Granted [1]	1,130,316	95.24
Vested	(795,219)	64.77
Forfeited	(151,192)	70.34
Unvested shares at December 31, 2024	2,290,931	$75.36

(1)	Out of restricted stock units granted in 2024, 192,868 restricted stock units were granted under the 2024 Plan.

The total fair value of restricted stock units vested during the years ended December 31, 2024, 2023 and 2022 was $75.8 million, $31.6 million and $29.4 million, respectively. As of December 31, 2024, the total unrecognized compensation expense related to unvested restricted stock units was $126.2 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

The following table summarizes the PSU activity for year ended December 31, 2024:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested shares at December 31, 2023	52,500	$59.32
Granted	90,000	135.84
Vested	—	—
Forfeited	—	—
Unvested shares at December 31, 2024	142,500	$107.65

As of December 31, 2024, the total unrecognized compensation expense related to unvested PSUs was $10.0 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the years ended December 31, 2024, 2023 and 2022 because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options	6,370	6,658	6,233
Restricted stock units	2,291	2,107	1,894
Performance-based restricted stock units	143	53	—
ESPP shares	28	39	55
Total	8,832	8,857	8,182

15. Income Taxes

The Company recorded an income tax provision of $1.2 million for the year ended December 31, 2024 due to state income taxes and taxable income from the jurisdictions in which the Company is subject to tax.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Federal income tax (benefit) at statutory rate	21.00%	21.00%	21.00%
Permanent differences	0.82	(0.42)	(0.38)
U.S. Tax on foreign earnings	—	—	2.52
Federal research and development credits	14.43	2.50	1.39
Federal orphan drug credits	18.41	1.63	(0.42)
State income tax, net of federal benefit	7.91	3.41	2.92
Foreign rate differential	(13.47)	(0.41)	(0.13)
Deferred rate change	(9.21)	2.53	0.52
Foreign tax credit	—	—	0.03
Stock Based Compensation	(5.33)	(0.76)	(1.03)
Other	(0.27)	(0.02)	0.39
Change in valuation allowance	(36.17)	(29.65)	(27.76)
Effective income tax rate	(1.88)%	(0.19)%	(0.95)%

The Company’s deferred tax assets and liabilities consist of the following (in thousands) as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$244,189	$232,624
Research and development credit carryforwards	67,592	53,329
Orphan drug credit carryforwards	168,799	156,816
Accrued expenses and other	62,187	60,350
Royalty Pharma milestones	—	12,024
R&D capitalization	190,040	153,836
Financing arrangements	63,424	107,693
Deferred rent	19,040	22,204
Other	3,785	1,488
Total gross deferred tax asset	819,056	800,364
Deferred tax liability
Depreciation	(6,123)	(6,107)
Right of use assets	(14,837)	(17,423)
Other	—	(2,068)
Valuation allowance	(798,096)	(774,766)
Net deferred tax asset	$—	$—

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of its net federal, foreign and state deferred tax assets, and as a result, a valuation allowance of $798.1 million and $774.8 million has been established at December 31, 2024 and 2023, respectively. The change in the valuation allowance was $23.3 million and $149.7 million for the years ended December 31, 2024 and 2023, respectively. The increase of deferred tax asset between December 31, 2024 and 2023 is primarily driven by the generation of federal and state net operating losses and the generation of research and development and orphan drug credits, as well as the capitalization and amortization of all Sec. 174 costs associated with research and development costs.

The Company has incurred net operating losses (NOL) since inception with the exception of years 2020 and 2022. As of December 31, 2024, the Company had federal and state NOL carryforwards of $859.2 million and $1,077.3 million, respectively, which begin to expire in 2030, and of which $843.3 million of the Company’s federal NOL is post 2017 NOL that will be carried forward indefinitely. As of December 31, 2024, the Company had federal and state research and development tax credit carryforwards of $39.9 million and $31.0 million, respectively, which begin to expire in 2039 and 2028 respectively. As of December 31, 2024, the Company had federal orphan drug credits of $168.8 million, which begin to expire in 2035 and state investment tax credits of $0.9 million, which have begun to expire in 2024. As of December 31, 2024, the Company has foreign tax credits of $2.5 million which will expire in 2031.

The Company has analyzed and validated its research and development tax credits as well as its orphan drug credits for 2011-2023. The Company generated research credits in 2024 but has not conducted a formal study to document its qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. No amounts are being presented as an uncertain tax position as of December 31, 2024 until such study is completed and the adjustment is known. A valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carry-forwards and the valuation allowance.

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

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations and comprehensive income (loss). As of December 31, 2024, the Company did not have any gross unrecognized tax benefit, excluding interest and penalties. As of December 31, 2024, the Company was open to examination in the U.S. federal and certain state jurisdictions for all of the Company’s tax years since the net operating losses may potentially be utilized in future years to reduce taxable income. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) took effect creating a significant change to the treatment of research and experimental (R&E) expenditures under Section 174 of the Code (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The TCJA provision, however, eliminates this option and requires Sec. 174 expenses associated with research conducted in the U.S to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses are capitalized and amortized over a 15-year period. The Company has included the tax impact of capitalizing and amortizing these costs over the required periods for the calendar year ended December 31, 2024.

On June 30, 2022, the Company entered into a Royalty Purchase Agreement with Royalty Pharma and a Future Revenue Purchase Agreement with Sixth Street Partners. Pursuant to the agreements, the Company received gross proceeds of $175.0 million from Royalty Pharma in June 2022 and $250.0 million from Sixth Street Partners in July 2022 upon the transactions closing. The total cash consideration of $425.0 million, in its entirety, was considered taxable income for calendar year ended December 31, 2022. In connection with and effective upon the termination of the Roche collaboration agreement, on February 22, 2024, Royalty Pharma and the Company entered into the Royalty Pharma Termination Agreement to terminate the Royalty Purchase Agreement. The Company accounted for the Royalty Pharma Termination Agreement as a debt extinguishment. As a result, during the year ended December 31, 2024 the Company recorded $173.7 million as a debt extinguishment gain in its consolidated financial statements. For additional information, see Note 3, Financing Arrangements. For tax purposes, the debt extinguishment gain was excluded from the December 31, 2024 estimated taxable income calculation since it was previously included in taxable income during the year ended December 31, 2022.

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

As of December 31, 2024, the Company did not have any gross unrecognized tax benefits, excluding interest and penalties due to an audit settlement. The following table provides the reconciliation of the total amounts of the Company’s unrecognized tax benefits for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Beginning balance at January 1	$211	$—
Gross Increases - tax positions in prior periods	—	211
Gross Increases - current period tax positions	—	—
Settlements	(211)	—
Lapse of statutes	—	—
Ending balance at December 31	$—	$211

16. Leases

The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements contain various clauses for renewal at the Company’s option and only certain exercised renewal options were included in the calculation of the operating lease assets and the operating lease liabilities, as other renewal options were not reasonably certain of being exercised as of December 31, 2024.

38 Sidney Street

In February 2015, the Company entered into a lease for approximately 39,000 rentable square feet of office and laboratory space at 38 Sidney Street in Cambridge, Massachusetts, which was extended in December 2021. The extended lease term will expire on November 30, 2029. The Company agreed to pay an initial annual base rent of approximately $4.5 million, which rises annually until it reaches approximately $5.5 million. The lease extension provided the Company with an allowance for leasehold improvements of $0.8 million improvements to be made to the premises. A security deposit of $0.9 million was recorded as restricted cash on the Company’s consolidated balance sheet as of December 31, 2024. The Company’s sublease agreements for the 38 Sidney Street property expired in 2022.

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

The Company has agreed to pay for the 99,833 rentable square feet an initial annual base rent of approximately $7.7 million, which increases annually until it reaches approximately $10.6 million in the last year of the initial term. The Company has also agreed to pay an initial annual base rent of approximately $3.2 million for the expansion premises, which increases annually until it reaches approximately $4.2 million in the last year of the initial term for the expansion premises. The amended lease provided the Company with a total tenant improvement allowance of approximately $17.4 million for improvements to be made to the premises. A security deposit of $3.3 million was recorded as restricted cash on the Company’s consolidated balance sheet as of December 31, 2024.

The lease agreements do not contain residual value guarantees and the components of lease cost for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
Operating leases:	2024	2023	2022
Lease cost	$23,238	$23,190	$21,830
Sublease income	-	-	(2,132)
Net lease cost	$23,238	$23,190	$19,698

The Company has not entered into any material short-term leases or financing leases as of December 31, 2024.

Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$18,284	$17,741	$15,891
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$556	$915	$72

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	4.8
Weighted average discount rate	7.3%

Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows (in thousands):

2025	$18,757
2026	19,318
2027	19,876
2028	20,451
2029	19,268
Thereafter	84
Total future minimum lease payments	97,754
Less imputed interest	(15,618)
Total	$82,136

17. Employee Benefit Plans

The Company sponsors various retirement and pension plans. The estimates of liabilities and expenses for these plans incorporate a number of assumptions, including expected rates of return on plan assets and interest rates used to discount future benefits.

401(k) Savings Plan

The Company maintains a 401(k) plan for employees (the 401(k) Plan). The 401(k) Plan is intended to qualify under Section 401(k) of the Code, so that contributions to the 401(k) Plan by the Company, and the investment earnings on contributions, are not taxable to the employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits the Company to make contributions up to the limits allowed by law on behalf of all eligible employees. The expense related to the 401(k) Plan primarily consists of the Company’s matching contributions. The expenses related to the 401(k) Plan for the years ended December 31, 2024, 2023 and 2022 were $4.7 million, $4.6 million and $3.7 million, respectively.

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

The following table summarizes the plan balances as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Fair value of plan assets	$9,241	$8,416
Projected benefit obligation	(16,065)	(14,632)
Unfunded status recorded as other long-term liabilities	(6,824)	(6,216)
Accumulated benefit obligation	$12,071	$10,984

The Company’s net periodic benefit cost for the years ended December 31, 2024, 2023 and 2022 was $1.4 million, $1.0 million and $1.2 million, respectively. The contributions to the Swiss Plan for the years ended December 31, 2024, 2023 and 2022 were $1.1 million, $1.0 million, and $0.8 million.

The following table summarizes the benefits expected to be paid by the Company in each of the next five years and in aggregate for the five years thereafter as of December 31, 2024 (in thousands):

As of December 31
2024
2025	$466
2026	599
2027	546
2028	582
2029	623
2030 to 2034	4,028

18. Segment Information

The Company operates as one operating segment, focused on discovering, developing and delivering therapies for allergy/immunology and oncology/hematology. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CEO, as the chief operating decision maker (CODM), uses consolidated, single-segment financial information for purposes of evaluating performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

The CODM assesses performance and decides how to allocate resources based on consolidated net income (loss). This measure is used to monitor budget versus actual results to evaluate the performance of the segment.

The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of December 31, 2024 and 2023, the Company’s cash, cash equivalents and marketable securities were $863.9 million and $767.2 million, respectively.

The following tables illustrates information about segment revenue, significant segment expenses and segment operating loss for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$508,824	$249,380	$204,036
Less[1]:
Cost of sales	20,163	8,540	17,813
Research and development expense[2]:
Compensation and related expenses	114,861	110,740	96,625
Early drug discovery and platform	76,970	70,383	75,542
Clinical and manufacturing related activities	38,889	138,801	198,317
Facilities and IT	35,589	33,783	28,917
Consulting and professional services	24,182	29,189	33,033
Other research and development	3,487	3,290	4,683
Total research and development expense[2]	293,978	386,186	437,117
Selling, general and administrative expense[3]:
Compensation and related expenses	127,286	120,756	84,324
Commercial and related expenses	96,604	53,579	33,334
Consulting and professional services	49,575	41,876	36,264
Facilities and IT	12,214	13,126	11,431
Other selling, general and administrative	12,137	14,666	13,352
Total selling, general and administrative expense[3]	297,816	244,003	178,705
Collaboration loss sharing	—	4,256	8,948
Stock-based compensation	108,911	92,672	98,971
Other segment items[4]	144,955	(20,707)	(19,999)
Net loss	$(67,089)	$(506,984)	$(557,517)

1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
2)	Research and development expense for the years ended December 31, 2024, 2023 and 2022 exclude $47.5 million, $41.5 million, and $40.3 million of stock-based compensation expense, respectively.
3)	Selling, general and administrative expense for the years ended December 31, 2024, 2023 and 2022 exclude $61.5 million, $51.1 million, and $58.7 million of stock-based compensation expense, respectively.
4)	Other segment items include interest expense, net, other income (expense), net, debt extinguishment gain, and income tax expense.

The Company operates in the U.S. and Europe. All material long-lived assets of the Company reside in the U.S. For geographic information about the Company’s product revenues, see Note 6, Product Revenue and Related Reserves.

19. Commitments and Contingencies

Purchase Commitments Associated with Clinical and Commercial Supply Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. The aggregate amount of future unconditional purchase obligations under these manufacturing agreements over the period of next five years is approximately $2.0 million as of December 31, 2024.

Legal Proceedings

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included and may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company provides disclosure when it considers a loss reasonably possible or when it determines that a loss in excess of a reserve is reasonably possible. The Company provides an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless the Company believes that such an estimate cannot be made. The Company expenses the costs related to its legal proceedings as they are incurred. As of December 31, 2024, the Company has not recorded any significant accruals for loss contingencies.

On June 7, 2024, a purported stockholder filed a putative class action lawsuit against the Company in the Court of Chancery of the State of Delaware, with the caption Johnson v. Blueprint Medicines Corporation, Case No. 2024-0625. Plaintiff claims in the complaint that a “Proxy Access” provision in the Company’s Amended and Restated Bylaws, effective November 30, 2022, is invalid under Delaware law because it allegedly usurps the right of stockholders to select the members of the board of directors, and plaintiff seeks declaratory relief invalidating that provision, as well as attorneys’ fees and costs. On October 7, 2024, the lawsuit was consolidated with twelve other lawsuits against companies with similar bylaw provisions under the caption In re Irrevocable Resignation Bylaw Litigation, Consolidated C.A. No. 2024-0538-JTL. On October 11, 2024, the Company, together with the other companies in the consolidated action, filed an opening brief in support of a motion to dismiss the complaint. Plaintiff filed an answering brief on November 25, 2024, and the Company filed a reply brief on December 20, 2024. The Company does not believe the outcome of this matter will have a material effect on its financial position, results of operations, or liquidity.

On November 22, 2024, a purported stockholder filed a putative class action against the Company, the members of the board of directors and certain executive officers of the Company, as well as a derivative action against the members of the board of directors and certain executive officers of the Company, in the Court of Chancery of the State of Delaware in an action captioned Taylor v. Haviland, et al., C.A. No. 2024-1203-JTL (the “Taylor Action”). Plaintiff in the Taylor Action claims that the record date for the Company’s 2024 annual meeting of stockholders, which was the close of business on Friday, April 12, 2024, did not comply with the 60-day maximum under Section 213(a) of the DGCL, because it was 61 days before the date of the 2024 annual meeting. Plaintiff brings direct claims for violation of Section 213(a) of the DGCL and breach of fiduciary duty, and derivative claims for breach of fiduciary duty and unjust enrichment, and seeks a declaration that certain actions taken in connection with the Company’s annual meeting of stockholders are void, as well as attorneys’ fees and costs.

On December 2, 2024, the Company filed a petition pursuant to Section 205 of the DGCL seeking the validation of the certain actions taken in connection with the Company’s 2024 annual meeting of stockholders, retroactive to the date of the 2024 annual meeting, in the Court of Chancery of the State of Delaware in an action captioned In re Blueprint Medicines Corporation, C.A. No. 2024-1234-JTL (the “Section 205 Action”). On December 4, 2024, plaintiff in the Taylor Action agreed to hold the defendants’ answer in abeyance pending resolution of the Section 205 Action. Following the Company’s brief in support of its petition in the Section 205 Action on December 20, 2024, and the lack of any objection, the Court granted the petition on January 23, 2025, such that the stockholder proposals that were presented to and approved by the Company’s stockholders at the 2024 annual meeting, and all actions taken in reliance on the stockholder votes at the annual meeting, were hereby declared valid and effective as of the date of the 2024 annual meeting.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any material claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 or 2023.

20. Subsequent Events

In January 2025, IDRx announced that they had entered into an agreement under which GSK plc will acquire IDRx for $1.0 billion upfront with an additional $150.0 million regulatory approval-based milestone payment. The transaction is expected to close in the first quarter 2025. Consequently, the Company will recognize an investment gain based on its ownership in IDRx.