Form 10-Q
period 2025-03-31
Blueprint Medicines Corp
filed 2025-05-01
CIK 1597264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on April 29, 2025: 64,582,163

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “opportunity,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or a variation or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, including our ability to obtain marketing approval for avapritinib in additional geographies;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing and selling AYVAKIT® (avapritinib) (marketed in Europe under the brand name AYVAKYT®) and any current and future drug candidates for which we receive marketing approval;
●	our expectations regarding the potential benefits of AYVAKIT/AYVAKYT and any current and future drug candidates in treating patients with indolent systemic mastocytosis (SM) and advanced SM;
●	the rate and degree of market acceptance of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the pricing and reimbursement of AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for our current and future drug candidates and research and development programs;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to successfully develop manufacturing processes for any of our current and future drugs or drug candidates and to secure manufacturing, packaging and labeling arrangements for development activities and commercial production;
●	the implementation of our business model and strategic plans for our business, drugs, drug candidates, platform and technology;
●	the scope and length of protection we are able to establish and maintain for intellectual property rights covering our current and future drugs, drug candidates and technology;
●	the potential benefits of our collaboration with CStone Pharmaceuticals (CStone) to develop and commercialize avapritinib and pralsetinib in Greater China, and our collaboration with Zai Lab to develop and commercialize BLU-525, BLU-945, and any back-up and other forms thereof, as inhibitors of epidermal growth factor receptor (EGFR) in Greater China, as well as our ability to maintain these collaborations and establish additional strategic collaborations;
●	the potential benefits of our exclusive license agreement with Clementia Pharmaceuticals, Inc., a wholly-owned subsidiary of Ipsen S.A. (Clementia), to develop and commercialize BLU-782 for fibrodysplasia ossificans progressiva;

●	the potential benefit of our strategic financing transaction with Garnich Adjacent Investments S.a.r.l. and Tao Talents, LLC, both affiliates of Sixth Street Partners and the potential acceleration of our commercial products and pipeline resulting from the non-dilutive growth capital;
●	the potential benefits of our license agreement with IDRx, Inc., a subsidiary of GSK plc (IDRx) to develop our development candidate-stage KIT exon 13 inhibitor, IDRX-73, for the treatment of drug-resistant mutations of non-PDGFR-driven gastrointestinal stromal tumor (GIST);
●	our financial performance, estimates of our revenues, expenses and capital requirements and our needs for future financing, including our ability to achieve a self-sustainable financial profile;
●	developments relating to our competitors and our industry;
●	the potential impact of the volatility of capital markets and other adverse macroeconomic factors on our business, financial condition or results of operations, including due to inflation, tariffs, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war;
●	our expectations regarding litigation matters; and
●	the actual or potential benefits of designations granted by the U.S. Food and Drug Administration (FDA), such as orphan drug, fast track and breakthrough therapy designation or priority review.

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

For purposes of this Quarterly Report on Form 10-Q, including the footnotes to our condensed consolidated financial statements, (i) with respect to our terminated collaboration for pralsetinib, Roche means F. Hoffmann-La Roche Ltd and Genentech, Inc., and (ii) with respect to our financing transactions with Sixth Street Partners, Sixth Street Partners means Garnich Adjacent Investments S.a.r.l. and/or Tao Talents, LLC.

.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blueprint Medicines Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$122,245	$102,014
Marketable securities	453,992	513,473
Accounts receivable	78,083	75,797
Unbilled accounts receivable	1,718	1,812
Inventory	12,953	13,611
Prepaid expenses and other current assets	33,078	35,971
Total current assets	702,069	742,678
Marketable securities	323,547	248,450
Property and equipment, net	36,050	36,593
Operating lease right-of-use assets, net	61,607	64,181
Restricted cash	11,847	11,625
Equity investment	—	28,699
Other assets	60,484	47,587
Total assets	$1,195,604	$1,179,813
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	800	6,790
Accrued expenses	122,055	133,088
Current portion of operating lease liabilities	13,736	13,346
Current portion of deferred revenue	2,279	2,005
Current portion of liabilities related to the sale of future royalties and revenues	67,917	61,650
Current portion of term loan	43,797	43,917
Total current liabilities	250,584	260,796
Operating lease liabilities, net of current portion	65,216	68,790
Deferred revenue, net of current portion	8,037	8,193
Liabilities related to the sale of future royalties and revenues, net of current portion	178,715	193,524
Term loan, net of current portion	343,949	343,053
Other long-term liabilities	6,972	6,792
Total liabilities	853,473	881,148
Commitments and Contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 64,563,911 and 63,712,256 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	65	64
Additional paid-in capital	2,751,838	2,709,183
Accumulated other comprehensive loss	(3,237)	(3,551)
Accumulated deficit	(2,406,535)	(2,407,031)
Total stockholders’ equity	342,131	298,665
Total liabilities and stockholders’ equity	$1,195,604	$1,179,813

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Product revenue, net	$149,413	$92,525
Collaboration, license and other revenue	—	3,591
Total revenues	149,413	96,116
Cost and operating expenses:
Cost of sales	2,802	3,191
Research and development	91,890	88,191
Selling, general and administrative	95,807	83,557
Total cost and operating expenses	190,499	174,939
Other income (expense):
Interest expense, net	(8,129)	(5,895)
Other income, net	461	376
Equity investment gain	50,039	—
Debt extinguishment gain	—	173,658
Total other income, net	42,371	168,139
Income before income taxes	1,285	89,316
Income tax expense	789	180
Net income	$496	$89,136
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	457	(564)
Currency translation adjustments	(143)	212
Comprehensive income	$810	$88,784
Net income per share - basic	$0.01	$1.45
Net income per share - diluted	$0.01	$1.40
Weighted-average number of common shares used in net income per share - basic	64,096	61,580
Weighted-average number of common shares used in net income per share - diluted	66,526	63,802

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2024	63,712,256	$64	$2,709,183	$(3,551)	$(2,407,031)	$298,665
Issuance of common stock under stock plan	851,655	1	13,356	—	—	13,357
Stock-based compensation expense	—	—	29,299	—	—	29,299
Other comprehensive income	—	—	—	314	—	314
Net income	—	—	—		496	496
Balance at March 31, 2025	64,563,911	$65	$2,751,838	$(3,237)	$(2,406,535)	$342,131

Balance at December 31, 2023	61,147,236	$61	$2,473,985	$(3,495)	$(2,339,942)	$130,609
Issuance of common stock under stock plan	902,292	1	17,900	—	—	17,901
Stock-based compensation expense	—	—	24,457	—	—	24,457
At-the-market offerings, net of issuance costs	544,719	1	48,935	—	—	48,936
Other comprehensive loss	—	—	—	(352)	—	(352)
Net income	—	—	—	—	89,136	89,136
Balance at March 31, 2024	62,594,247	$63	$2,565,277	$(3,847)	$(2,250,806)	$310,687

See accompanying notes to the unaudited condensed consolidated financial statements.

Blueprint Medicines Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income	$496	$89,136
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,459	4,810
Non-cash lease expense	2,592	2,404
Stock-based compensation	29,056	24,225
Non-cash interest expense	776	793
Net (accretion of discount) amortization of premium on investments	(3,332)	(5,193)
Non-cash debt extinguishment gain	—	(173,658)
Equity investment gain	(50,039)	—
Other	(141)	(827)
Changes in assets and liabilities:
Accounts receivable	(1,397)	(17,339)
Inventory	187	2,696
Prepaid expenses and other current assets	(961)	1,016
Other assets	(8,876)	(4,332)
Accounts payable	(6,044)	313
Accrued expenses	(13,552)	(25,826)
Deferred revenue and other long-term liabilities	(4,500)	3,158
Operating lease liabilities	(3,203)	(2,889)
Net cash used in operating activities	(54,479)	(101,513)
Cash flows from investing activities
Purchases of property and equipment	(1,831)	(1,104)
Purchases of investments	(283,327)	(200,165)
Maturities of investments	271,500	278,400
Proceeds from sale of equity investment	78,737	—
Net cash provided by investing activities	65,079	77,131
Cash flows from financing activities
Proceeds from at-the-market offerings, net of issuance costs	—	48,936
Net proceeds from stock option exercises and employee stock purchase plan	13,298	18,396
Principal payments for financing arrangements	(4,106)	(369)
Net cash provided by financing activities	9,192	66,963
Net increase in cash, cash equivalents, and restricted cash	19,792	42,581
Cash, cash equivalents and restricted cash at beginning of period	113,639	81,524
Effect of exchange rate changes on cash, cash equivalents and restricted cash	661	(145)
Cash, cash equivalents and restricted cash at end of period	$134,092	$123,960
Supplemental cash flow information
Cash paid for interest	$21,465	$14,280
Property and equipment purchases unpaid at period end	$698	$1,834
Cash paid for taxes, net	$703	$520

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

As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of $899.8 million. Based on the Company’s current operating plans, the Company anticipates that its existing cash, cash equivalents and marketable securities will be sufficient to enable it to fund its current operations for at least the next twelve months from the issuance of the financial statements.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) as found in the Accounting Standards Codification (ASC), Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB) and the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2024 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 13, 2025 (2024 Annual Report on Form 10-K).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024, stockholders’ equity for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any other future period.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2025 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2024 Annual Report on Form 10-K.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation and income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt the new disclosure requirements in its 2025 Annual Report on Form 10-K.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to improve disclosures by requiring additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. The standard will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard updates may be applied on either a prospective or retrospective basis. The Company is currently evaluating the disclosure requirements related to this new standard.

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

Due to the Company's significant involvement in the global co-development of pralsetinib with Roche, which directly contributed to the generation of future GAVRETO royalties, any royalties and development and commercialization milestones earned pertaining to the underlying territory under the Roche pralsetinib collaboration agreement were recognized as collaboration revenue on the consolidated statements of operations and comprehensive income (loss) throughout the contract term of the Roche pralsetinib collaboration agreement. The net proceeds received from the transaction were recorded as a liability related to sale of future royalties and revenues on the consolidated balance sheet on June 30, 2022.

The Roche pralsetinib collaboration agreement was terminated in February 2024 and the Company regained commercialization and development rights to GAVRETO from Roche worldwide excluding the CStone Territory. In connection with and effective upon the termination of the Roche pralsetinib collaboration agreement, on February 22, 2024 (the Royalty Pharma Termination Date), Royalty Pharma and the Company agreed to terminate the Royalty Purchase Agreement (Royalty Pharma Termination Agreement). Following the termination of the Royalty Purchase Agreement, the Company has no outstanding obligations under the Royalty Purchase Agreement, other than the remaining royalty payment obligation related to GAVRETO net sales as of the termination effective date. As of March 31, 2025, the Company had no plan to enter into a new arrangement to commercialize GAVRETO outside of the U.S. and the CStone Territory.

The Company has no material outstanding obligations under the Royalty Pharma Termination Agreement. This agreement was accounted for as a debt extinguishment under ASC 470-50 because the terms and conditions of the Royalty Purchase Agreement had undergone a substantial modification, and the modified terms are considered substantially different. As a result, the Company recorded a debt extinguishment gain of $173.7 million as other income in the unaudited condensed consolidated statements of operations and comprehensive income during the three months ended March 31, 2024. As of March 31, 2025, the Company paid off the final royalty amount related to the Royalty Pharma Termination Agreement.

Financing Arrangements with Sixth Street Partners

In July 2022, the Company closed two transactions pursuant to a purchase and sale agreement (Future Revenue Purchase Agreement) and a debt financing transaction for up to $660.0 million (as amended, the Financing Agreement) with Sixth Street Partners. Because two transactions were entered into with the same parties and in contemplation of one another, the Company recorded these transactions based on the relative fair values of each freestanding financial instrument and allocated the proceeds in proportion to those fair value amounts.

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

The Company continues to own the research, development, manufacturing and commercialization of AYVAKIT/AYVAKYT and if it is approved, elenestinib, and has significant continuing involvement in the generation of the cash flows under the Future Revenue Purchase Agreement. Therefore, the Company continues to account for any revenue earned from worldwide product sales of AYVAKIT/AYVAKYT and, if it is approved, elenestinib, on its unaudited condensed consolidated statements of operations and comprehensive income. Net proceeds received from the transaction were recorded as a liability related to sale of future royalties and revenues on the consolidated balance sheet. The Company accretes the $250.0 million, net of transaction costs of $5.4 million, to the total of these future payments as interest expense using the effective interest method over the estimated life of the arrangement.

As payments are made to Sixth Street Partners, the balance of the liability is effectively repaid over the life of the Future Revenue Purchase Agreement. In order to determine the amortization of the liability, the Company estimates the total amount of future revenue payments to be paid to Sixth Street Partners over the life of the arrangement. The exact amount of repayment is likely to change each reporting period. A significant increase or decrease in worldwide product sales of AYVAKIT/AYVAKYT and, if it is approved, elenestinib, will materially impact the liability related to this arrangement, interest expense and the time period for repayment. The Company periodically assesses the expected payments to Sixth Street Partners and prospectively adjusts the amortization of the liability related to this arrangement for material changes in such payments. As of March 31, 2025, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 10.3%. These estimates contain assumptions that impact the amount recorded and the interest expense that will be recognized in future periods.

As of March 31, 2025, the net carrying value of the liability related to this arrangement was $246.6 million. The following table shows the activity within the liability account during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Carrying value as of January 1	$254,436	$266,670
Interest expense recognized	6,199	7,096
Payments	(14,003)	(6,875)
Carrying value as of March 31	$246,632	$266,891

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

Debt discounts and transaction costs have been recorded as a reduction to the carrying amount of the debt on the Company’s consolidated balance sheet and are amortized as additional interest expenses using the effective interest rate method over the period from issuance through maturity. In addition, the Company may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of Sixth Street Partners providing such incremental term loan. As of March 31, 2025, the Company’s estimate of the total interest expense resulted in an effective annual interest rate of 12.0%. The carrying amount of the debt as of March 31, 2025 is subject to variable interest rates, which are based on current market rates, and as such, approximates fair value.

The following table shows the activity within the liability account during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Carrying value as of January 1	$386,970	$238,813
Interest expense recognized	11,605	7,977
Payments	(10,829)	(7,405)
Carrying value as of March 31	$387,746	$239,385

The Company’s obligations under the Financing Agreement are secured, subject to certain exceptions, by security interests in substantially all assets of the Company and certain of its subsidiaries. The Financing Agreement contains customary negative covenants that, among other things and subject to certain exceptions, could restrict the Company’s ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Financing Agreement also requires the Company to maintain a consolidated liquidity of at least $80.0 million. As of March 31, 2025, the Company was in compliance with the applicable terms and conditions of the covenants under the Financing Agreement.

4. Marketable Securities

Marketable securities consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
March 31, 2025	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$190,673	$91	$(113)	$190,651
U.S. treasury obligations	585,897	1,144	(153)	586,888
Total	$776,570	$1,235	$(266)	$777,539

	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gain	Losses	Value
Marketable securities, available-for-sale:
U.S. government agency securities	$129,897	$118	$(230)	$129,785
U.S. treasury obligations	631,514	1,025	(401)	632,138
Total	$761,411	$1,143	$(631)	$761,923

The following table summarizes the amortized cost basis and estimated fair value of the Company’s available-for-sale securities by contractual maturity as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	value	Cost	value
Within one year	$453,575	$453,992	$512,515	$513,473
After one through five years	322,995	323,547	248,896	248,450
Total	$776,570	$777,539	$761,411	$761,923

As of March 31, 2025 and December 31, 2024, the Company held 33 and 32 debt securities, respectively, that were in an unrealized loss position. The following table summarizes the estimated fair value and the aggregate unrealized loss of the Company’s available-for-sale securities that are in loss position as of March 31, 2025 and December 31, 2024 by the length of time the security has been in loss position (in thousands):

	March 31, 2025		December 31, 2024
	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses
Debt securities in unrealized loss position for 12 months or less	$222,844	$(266)	$205,910	$(631)
Debt securities in unrealized loss position for more than 12 months	—	—	—	—
Total debt securities in unrealized loss position	$222,844	$(266)	$205,910	$(631)

The Company has the intent and ability to hold its debt securities until recovery of amortized cost basis. As a result, the Company did not recognize any differences between the fair value and amortized cost basis as a loss in its condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2025 and 2024. The Company did not record any credit-related impairments for its available-for-sale securities for the three months ended March 31, 2025 and 2024.

The following table summarizes the proceeds from maturities of debt securities during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Proceeds from maturities of debt securities	$271,500	$278,400

The Company did not realize any gains or losses from maturities of debt securities for the three months ended March 31, 2025 and 2024.

5. Fair Value of Financial Instruments

The following table summarizes the Company’s cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2025 (in thousands):

		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$67,898	$67,898	$—	$—
U.S. treasury obligations	22,402	22,402	—	—
Marketable securities, available-for-sale:
U.S. government agency securities	190,651	—	190,651	—
U.S. treasury obligations	586,888	586,888	—	—
Total	$867,839	$677,188	$190,651	$—

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

6. Product Revenue and Related Reserves

The Company generates product revenue from the sales of AYVAKIT/AYVAKYT. The following table summarizes net revenue recognized from product sales for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
United States	$129,446	$83,136
Rest of World	19,967	9,389
Total product revenue	$149,413	$92,525

The Company primarily sells AYVAKIT/AYVAKYT through specialty distributors and specialty pharmacies. The following table summarizes the customers that represent 10% or greater of gross product revenue for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Customer 1	38%	39%
Customer 2	15%	* %

* Indicates the customer’s share is under 10%.

The following table summarizes the customers with amounts due that represent 10% or greater of the accounts receivable associated with the Company’s product sales as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Customer 1	28%	31%
Customer 2	13%	11%
Customer 3	11%	14%

The following table summarizes activity in the product revenue allowance and reserve categories for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance at January 1	$33,779	$19,274
Provision related to sales in the current period	28,964	16,926
Adjustment related to prior periods sales	(2,061)	(309)
Credits and payments made	(17,422)	(12,488)
Ending balance at March 31	$43,260	$23,403

The total reserves that are included in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, are summarized as follows (in thousands):

	March 31,	December 31,
	2025	2024
Reduction of accounts receivable, net	$2,912	$2,963
Component of accrued expenses	40,348	30,816
Total revenue-related reserves	$43,260	$33,779

7. Inventory

Capitalized inventory consists of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Work in process	$35,517	$30,300
Finished goods	10,020	8,975
Total	$45,537	$39,275

Balance sheet classification

	March 31,	December 31,
	2025	2024
Inventory	$12,953	$13,611
Other assets	32,584	25,664
Total	$45,537	$39,275

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. The Company did not recognize significant write-downs of inventory during the three months ended March 31, 2025 and 2024. Long-term inventory, which consists of work in process and finished goods, is included in other assets in the unaudited condensed consolidated balance sheets.

8. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported within the Company's condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31,	March 31,
	2025	2024
Cash and cash equivalents	$122,245	$113,326
Restricted cash	11,847	10,634
Total cash, cash equivalents, and restricted cash shown in condensed consolidated statements of cash flows	$134,092	$123,960

As of March 31, 2025 and December 31, 2024, $11.8 million and $11.6 million, respectively, of the Company’s cash is restricted by a financial institution primarily related to funds held to satisfy the requirements of certain government agreements and the security deposits for the lease agreements for the Company’s office and laboratory spaces. For additional information, see Note 15, Leases.

9. Accrued Expenses

Accrued expenses as of March 31, 2025 and December 31, 2024 consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Research, development and commercial contract costs	$32,637	$33,957
Employee compensation	21,771	48,725
Accrued professional fees	17,999	14,134
Revenue-related reserves	40,348	30,816
Other	9,300	5,456
Total	$122,055	$133,088

10. Collaboration, License and Other Agreements

Rigel

On February 22, 2024, the Company entered into an Asset Purchase Agreement with Rigel Pharmaceuticals, Inc. (Rigel) for Rigel to purchase certain assets from the Company comprising the U.S. rights to research, develop, manufacture and commercialize GAVRETO (pralsetinib). Such assets include, among other things, applicable intellectual property related to pralsetinib in the U.S, including patents, copyrights and trademarks, as well as clinical regulatory and commercial data and records. Simultaneously and in connection with entering into the Asset Purchase Agreement, the parties also entered into certain supporting agreements, including a customary transition agreement, (such agreements collectively, the Rigel Agreement), pursuant to which, the Company transitioned certain inventory and regulatory and distribution responsibilities for pralsetinib to Rigel.

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

The transaction price under ASC 606 was fully constrained at the inception of the Rigel Agreement due to the pending completion of key transition activities stipulated in the agreement, including the transfer of the new drug application (NDA). These key transition activities, including the transfer of the NDA, related patents, and GAVRETO product, were completed in the second quarter of 2024. The performance obligations related to the U.S. rights to GAVRETO and the delivery of GAVRETO product were satisfied at a point in time upon the completion of these key transition activities. The transaction price was determined to be $27.7 million, which consisted of $6.5 million consideration for the GAVRETO product, $10.0 million upfront purchase price payment, and $11.2 million in the milestone and royalty payments that were considered probable of achievement and not subject to significant subsequent reversal of revenue. The transaction price was allocated to the three performance obligations on a relative stand-alone selling price basis. The transaction price allocated to the U.S. rights to GAVRETO and GAVRETO product was recognized as revenue of $24.3 million in the second quarter of 2024. The additional clinical data performance obligation will be satisfied at a point in time once the transfer of such data to Rigel is completed, and the allocated transaction price of $3.6 million was recorded as deferred revenue on the condensed consolidated financial statements as of March 31, 2025. During the three months ended March 31, 2025, insignificant revenue was recognized under the Rigel agreements.

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

The following table summarizes the assets and liabilities under the Rigel agreements as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Current	Noncurrent	Total	Current	Noncurrent	Total
Contract assets	$2,915	$6,602	$9,517	$2,939	$7,380	$10,319
Contract liabilities	$—	$3,562	$3,562	$—	$3,562	$3,562

IDRx

In August 2022, the Company entered into a license agreement with IDRx, Inc. (IDRx), granting IDRx an exclusive, worldwide, royalty-bearing license to exploit the Company’s internally discovered KIT exon 13 inhibitor IDRX-73 (IDRx License Agreement). IDRx is a clinical-stage biopharmaceutical company and among IDRx’s founders are Alexis Borisy, George Demetri, M.D., and Nicholas Lydon, Ph.D., who were each a member of the Company’s board of directors at the time. Due to these relationships, the transaction with IDRx is a related party transaction.

In connection with the IDRx License Agreement, the Company also entered into a stock purchase agreement with IDRx (IDRx Stock Purchase Agreement), pursuant to which the Company received 4,509,105 shares of IDRx’s Series A preferred stock. In July 2023, the Company received 192,282 additional shares under an anti-dilution provision under the IDRx Stock Purchase Agreement and as of December 31, 2024, the Company owned a total of 4,701,387 shares of IDRx’s Series A preferred stock.

The Company is also eligible to receive up to $217.5 million in contingent cash payments, including specified development, regulatory and sales-based milestone payments. In addition, the Company is eligible to receive royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates up to low-teens, subject to adjustments in specified circumstances under the IDRx License Agreement.

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

The Company combined the IDRx License Agreement and the IDRx Stock Purchase Agreement into a single contract under ASC 606. Therefore, the Company determined that the shares of IDRx’s Series A preferred stock should be attributed to the transaction price of the IDRx License Agreement. The transaction price of the IDRx License Agreement at the contract inception was determined to be $27.5 million, which was based on the fair value derived from IDRx’s then-most recent financing transaction with unrelated investors. The Company identified two material promises in the IDRx License Agreement, which were the exclusive license and the initial know-how transfer, which were combined into one distinct performance obligation. The Company concluded that the license is a functional intellectual property license and that IDRx benefited from the license along with the initial know-how transfer at the time of grant, and therefore the related performance obligation was satisfied at a point in time and the revenue for the transaction price of $27.5 million was recorded in 2022.

All potential milestone payments that the Company is eligible to receive under the IDRx License Agreement have been excluded from the transaction price. The Company reevaluates the transaction price for inclusion of milestone payments and royalties at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal. Additionally, revenue from any sales milestones and royalties shall be recognized when the related sales occur.

The Company accounted for the preferred stock investment as an equity investment under the measurement alternative for equity investments without a readily determinable fair value, at cost of $27.8 million including transaction costs of $0.3 million in 2022. Subsequently, in August 2024, IDRx completed a Series B preferred stock financing and accordingly, the Company adjusted the carrying value of its investment in IDRx to $28.7 million.

During the three months ended March 31, 2025, GSK plc (GSK) acquired IDRx for an upfront cash consideration of $1.0 billion with an additional $150.0 million contingent consideration. The Company received $78.7 million in cash from this transaction, which resulted in a net investment gain of $50.0 million. Consequently, the Company derecognized its investment in IDRx on its unaudited condensed consolidated balance sheets. Any additional contingent consideration received related to this acquisition will be recognized as an investment gain once it is realized.

The acquisition does not affect the Company's rights related to the license agreement. The Company will continue to be eligible to receive contingent cash payments under the IDRx License Agreement as outlined above. No revenue was recorded under the IDRx License Agreement during the three months ended March 31, 2025 and 2024.

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

Under the A&R Agreement, VantAI is eligible to receive up to a total of $1.67 billion in contingent payments including specified research, development, regulatory and commercialization milestones for all the target programs. As of March 31, 2025, VantAI has achieved $8.5 million of such contingent payments. The Company will be obligated to pay VantAI tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-single digits on annual net sales of each licensed product in the applicable territory, subject to adjustment in specified circumstances.

Under the 2022 Agreement, the Company paid Proteovant an upfront payment of $20.0 million in connection with the execution of the 2022 Agreement. This upfront payment was recorded as a prepaid asset on the Company’s consolidated balance sheet and was amortized as research and development expense over the expected research period because the Company concluded that Proteovant was providing the Company with research services throughout such period. The Company determined to continue to amortize the remaining prepaid asset balance as research and development expense over the expected research period of the A&R Agreement as VantAI continued to provide such research and development services. During the three months ended March 31, 2025 and 2024, the Company recorded research and development expense of $1.8 million and $2.1 million, respectively, under the A&R Agreement.

The following table summarizes the assets associated with the A&R Agreement as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Current	Noncurrent	Total	Current	Noncurrent	Total
Prepaid and other assets	$5,030	$5,816	$10,846	$4,971	$2,666	$7,637

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

The Company concluded that the Zai Lab agreement is a collaborative agreement under ASC 808. The Company determined that the Zai Lab agreement contained two material components: (i) licenses granted to Zai Lab to exploit and develop each licensed product in the Zai Lab Territory and related activities in the Zai Lab Territory, including manufacturing, and (ii) global development of the licensed products. The Company concluded that Zai Lab is the Company’s customer for the licenses and related activities in the Zai Lab Territory under ASC 606, whereas payments received by the Company for global development activities, including manufacturing, are accounted for as a reduction of related expenses. No reduction of expenses was recorded under the Zai Lab agreement during the three months ended March 31, 2025 and 2024.

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

The Company determined that the license is a functional intellectual property license as Zai Lab benefited from the license along with the initial know-how transfer at the time of grant, and therefore the related performance obligation is satisfied at a point in time. The transaction price of the Zai Lab agreement at the outset of the arrangement was determined to be $25.0 million and the Company satisfied the performance obligation upon delivery of the licenses and initial know-how transfer and accordingly, the upfront payment of $25.0 million was recognized as revenue in 2021. All milestone and royalty payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. Costs that are incurred associated with Zai Lab Territory specific activities are reimbursable from Zai Lab and are recognized as revenue. No revenue was recorded under the Zai Lab agreement during the three months ended March 31, 2025 and 2024.

Roche – Pralsetinib Collaboration

In July 2020, the Company entered into a collaboration agreement (the Roche pralsetinib collaboration agreement) with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively, Roche), granting Roche exclusive rights to develop and commercialize the Company’s drug candidate pralsetinib worldwide, excluding the CStone Territory (as defined below), and a co-exclusive license in the U.S. to develop and commercialize pralsetinib. The Roche pralsetinib collaboration agreement was terminated on February 22, 2024 (the collaboration termination effective date), at which time the Company regained worldwide commercialization and development rights to GAVRETO excluding the CStone Territory. The Company and Roche continued to perform their respective obligations under the Roche pralsetinib collaboration agreement through the collaboration termination effective date, when the Company and Roche entered into a transition agreement (the Roche transition agreement).

Under the Roche pralsetinib collaboration agreement, the Company received an upfront cash payment of $675.0 million and Roche Holdings, Inc. (Roche Holdings) purchased shares of the Company’s common stock at a purchase price of $100.0 million, with a premium of $20.7 million attributed to the transaction price of the Roche pralsetinib collaboration agreement.

In the U.S., the Company and Roche co-commercialized pralsetinib and shared profits and losses equally. In addition, the Company received tiered royalties on annual net sales of pralsetinib outside the U.S., excluding the CStone Territory (the Roche Territory). The Company and Roche shared global development costs for pralsetinib at a rate of 45 percent for the Company and 55 percent for Roche.

The Company concluded that the Roche pralsetinib collaboration agreement contained two material promises within the scope of ASC 606, pralsetinib license and the Roche Territory activities. The pralsetinib license was deemed a functional intellectual property license and a distinct performance obligation, satisfied at the time of grant. The initial transaction price of the Roche pralsetinib collaboration agreement at the outset of the arrangement was determined to be $695.7 million, including the $675.0 million upfront cash payment and the $20.7 million premium on the sale of common stock to Roche Holdings, which was allocated to the performance obligation related to the pralsetinib licenses. Through the collaboration termination effective date, the Company achieved an aggregate of $105.0 million in specified regulatory and commercialization milestones which were added to the estimated transaction price of the Roche pralsetinib collaboration agreement and recorded as revenue in the respective periods when they were achieved.

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

No operating expenses have been recorded under the Roche pralsetinib collaboration since June 30, 2024. During the three months ended March 31, 2024, the Company recorded a $1.0 million reduction to selling, general and administrative expenses in connection with the commercialization of GAVRETO in the U.S and a $1.4 million increase in research and development expenses related to global development activities for pralsetinib under the Roche pralsetinib collaboration.

Roche was the principal for recording product sales to customers in the U.S., and the Company recognized a portion of the profit as revenue and losses as collaboration loss sharing in its consolidated statements of operations and comprehensive income. No collaboration revenue has been recorded under the Roche pralsetinib collaboration since June 30, 2024. During the three months ended March 31, 2024, the Company recorded revenue of $1.4 million derived from profit sharing on Roche sales of GAVRETO in the U.S. and $0.5 million revenue related to Roche Territory specific activities and royalties earned during the three months ended March 31, 2024.

Upon termination of the Roche pralsetinib collaboration agreement, the Company chose not to assume responsibility for any ongoing pralsetinib clinical trials, and under the terms of the Roche pralsetinib collaboration agreement, Roche bears sole responsibility for all costs associated with the wind-down of these trials.

Pursuant to the Roche transition agreement, the Company is obligated to reimburse Roche for wind-down costs associated with the marketing and commercialization activities occurred for Roche Territory until December 31, 2026. Additionally, the Company is obligated to reimburse Roche for any U.S. transition related costs that exceeds GAVRETO’s net sales in the U.S., and any remaining net profit are shared equally between the Company and Roche until December 31, 2025. The Company has concluded that such activities and associated payments to Roche are not within the scope of ASC 808 as only the Company is exposed to significant risks and awards associated with those activities. The Company records those wind-down costs and the net amount of U.S. transition costs reimbursable to Roche as selling, general, and administrative expenses when they are incurred. During the three months ended March 31, 2025, the Company recorded $0.4 million in such costs. Such costs were insignificant during the three months ended March 31, 2024.

The following table summarizes the Company’s liabilities associated with the Roche transition agreement as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Accrued expenses	$365	$1,712

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

Under the Clementia agreement, the Company received an upfront cash payment of $25.0 million and through March 31, 2025, the Company has received an aggregate of $50.0 million in cash milestone payments. Subject to the terms of the Clementia agreement, in addition to the upfront and milestone payments received through March 31, 2025, the Company is eligible to receive up to $460.0 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, Clementia is obligated to pay to the Company royalties on aggregate annual worldwide net sales of licensed products at tiered percentage rates ranging from the low-

to mid-teens, subject to adjustment in specified circumstances under the Clementia agreement, and Clementia purchased specified manufacturing inventory from the Company for a total of $1.5 million.

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

No revenue was recorded under the Clementia Agreement during the three months ended March 31, 2025 and 2024. All potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as the amounts were fully constrained based on the probability of achievement. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

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

The Company received an upfront cash payment of $40.0 million, and through March 31, 2025, the Company has achieved an aggregate of $38.5 million in milestones under this collaboration. Subject to the terms of the CStone agreement, in addition to the upfront payments received and milestones achieved through March 31, 2025, the Company will be eligible to receive up to $307.5 million in contingent payments, including specified development, regulatory and sales-based milestones for licensed products. In addition, CStone is obligated to pay the Company tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid-teens to low twenties on annual net sales of each licensed product in the CStone Territory, subject to adjustment in specified circumstances. CStone is responsible for costs related to the development of the licensed products in the CStone Territory, other than specified costs related to the development of fisogatinib as a combination therapy in the CStone Territory that are shared by the Company and CStone.

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

The Company did not have significant manufacturing and research and development services related to the global development activities during the three months ended March 31, 2025 and 2024.

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

The Company did not achieve any milestones under the CStone agreement during the three months ended March 31, 2025 and 2024. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

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

A summary of revenue recognized under the CStone agreement during the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Manufacturing services and royalty revenue related to CStone territory-specific activities	$(393)	$1,653

The following table presents the contract liabilities associated with the CStone collaboration as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Accrued expenses	$548	$2,027

The Company’s liabilities associated with the CStone collaboration as of March 31, 2025 primarily related to payment associated with the Company’s manufacturing services and royalty revenue related to the CStone territory-specific activities. The Company’s liabilities as of December 31, 2024 resulted from the Company’s obligations in connection with commercial supply of pralsetinib for the CStone Territory.

11. Stockholders’ Equity

In February 2022, the Company entered into an at-the-market (ATM) facility (ATM Facility) with Cowen and Company, LLC (Cowen), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $300.0 million through Cowen as sales agent. The Company did not issue any shares under the ATM Facility during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company issued and sold 544,719 shares of its common stock under the ATM Facility and received net proceeds of $48.9 million.

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

At the Company’s annual meeting of stockholders held on June 12, 2024, the Company’s stockholders approved the 2024 Stock Incentive Plan (the 2024 Plan), which replaced the Company’s 2015 Plan and the Inducement Plan. As of March 31, 2025, there were 6,983,233 and 668,819 shares underlying awards outstanding under the 2015 Plan and the Inducement Plan, respectively. No further shares will be granted under the 2015 Plan and the Inducement Plan after the effective date of the 2024 Plan. The 2024 Plan provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, unrestricted stock and cash-based awards. The 2024 Plan provides for the issuance of up to 9,200,000 shares. Any shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased, expire or are otherwise terminated by the Company under the 2024 Plan and the 2015 Plan will be added back to the shares of common stock available for issuance under the 2024 Plan. As of March 31, 2025, there were 7,281,467 shares available for future grant under the 2024 Plan.

2015 Employee Stock Purchase Plan

In 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which became effective upon the closing of the Company’s initial public offering in May 2015. The Company initially reserved a total of 243,347 shares of common stock for issuance under the 2015 ESPP. The 2015 ESPP provides that the number of shares reserved and available for issuance under the 2015 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. For the calendar year beginning January 1, 2025, the number of shares reserved for issuance under the 2015 ESPP was increased by 637,122 shares.

Stock options

The following table summarizes the stock option activity for the three months ended March 31, 2025:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2024	6,369,724	$72.09
Granted	795,360	97.50
Exercised	(213,210)	62.65
Canceled	(26,578)	74.98
Outstanding at March 31, 2025	6,925,296	$75.28
Exercisable at March 31, 2025	4,538,663	$72.02

As of March 31, 2025, the total unrecognized compensation expense related to unvested stock option awards was $102.6 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted stock units

The following table summarizes the restricted stock units activity for the three months ended March 31, 2025:

		Weighted-Average
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2024	2,290,931	$75.36
Granted	932,355	97.06
Vested	(638,445)	75.03
Forfeited	(34,936)	75.91
Unvested shares at March 31, 2025	2,549,905	$83.37

As of March 31, 2025, the total unrecognized compensation expense related to unvested restricted stock units was $197.4 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

The following table summarizes the PSU activity for the three months ended March 31, 2025:

		Weighted-Average
		Grant Date
	Shares	Grant Date Fair Value
Unvested shares at December 31, 2024	142,500	$107.65
Granted	152,825	136.93
Vested	—	—
Forfeited	—	—
Unvested shares at March 31, 2025	295,325	$122.80

As of March 31, 2025, the total unrecognized compensation expense related to unvested PSUs was $29.1 million, which is expected to be recognized over a weighted-average period of approximately 2.26 years.

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

Stock-based compensation expense

The Company recognized stock-based compensation expense of $29.1 million and $24.2 million for the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive income was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Stock options	$10,268	$9,573
Restricted stock units	16,827	13,836
Performance-based restricted stock units	1,844	594
Employee stock purchase plan	360	454
Subtotal	29,299	24,457
Capitalized stock-based compensation costs	(243)	(232)
Stock-based compensation expense included in total cost and operating expenses	$29,056	$24,225

Stock-based compensation expense, that is included in operating expenses, by classification within the unaudited condensed consolidated statements of operations and comprehensive income was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$12,127	$10,875
Selling, general and administrative	16,929	13,350
Total	$29,056	$24,225

13. Net Earnings per Share

Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the diluted EPS calculation, the effect of stock options, unvested restricted stock units, PSUs and ESPP shares on the weighted average number of shares is calculated using the treasury stock method. In periods with reported net operating losses, all common stock equivalents are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The calculation of net income and the number of shares used to compute basic and diluted EPS are as follows (in thousands, except for per share data):

	Three Months Ended
	March 31,
	2025	2024
Net income	$496	$89,136
Weighted average shares outstanding - basic	64,096	61,580
Effect of dilutive securities:
Stock options	1,381	1,165
Restricted stock units	942	985
Performance-based restricted stock units	107	72
Weighted average shares outstanding - diluted	66,526	63,802
Net income per share - basic	$0.01	$1.45
Net income per share - diluted	$0.01	$1.40

The following table sets forth the potential shares excluded from the calculation of EPS for the three months ended March 31, 2025 and 2024 because their inclusion would be anti-dilutive (in thousands):

	March 31,
	2025	2024
Stock options	2,026	2,126
Restricted stock units	18	372
Performance-based restricted stock units	53	31
ESPP shares	28	39
Total	2,125	2,568

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

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of March 31, 2025, the Company has a full valuation allowance applied against its U.S. and foreign deferred tax assets.

During the three months ended March 31, 2025, GSK acquired IDRx for an upfront consideration of $1.0 billion and an additional $150.0 million in regulatory approval-based milestone payments. The Company received consideration in the amount of $78.7 million and the Company recorded a gain on sale of investment in the amount of

$50.0 million during the three months ended March 31, 2025. For tax purposes, the gain will also be included in the taxable income calculation for the year ended December 31, 2025.

As of March 31, 2025, the Company expects to be in a taxable income position for the calendar year ended December 31, 2025, and has recorded an income tax expense of $0.8 million for the three months ended March 31, 2025.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2025, the Company did not have any gross unrecognized tax benefit.

15. Leases

 The Company’s building leases are comprised of office and laboratory spaces under non-cancelable operating leases. The lease agreements contain various clauses for renewal at the Company’s option and only certain exercised renewal options were included in the calculation of the operating lease assets and the operating lease liabilities, as other renewal options were not reasonably certain of being exercised as of March 31, 2025. The lease agreements do not contain residual value guarantees.

Lease costs for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended
	March 31,
Operating leases:	2025	2024
Lease cost	$6,252	$5,572

The Company has not entered into any material short-term leases or financing leases as of March 31, 2025.

Supplemental cash flow information related to leases for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	$4,663	$4,546
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$—

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

Operating leases
Weighted average remaining lease term in years	4.6
Weighted average discount rate	7.3%

16. Segment Information

The Company operates as one operating segment, focused on discovering, developing and delivering therapies for allergy/immunology and oncology/hematology. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (CODM). The Company’s CEO, as the CODM, uses consolidated, single-segment financial information for purposes of evaluating performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

The CODM assesses performance and decides how to allocate resources based on consolidated net income (loss). This measure is used to monitor budget versus actual results to evaluate the performance of the segment.

The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of March 31, 2025 and December 31, 2024, the Company’s cash, cash equivalents and marketable securities were $899.8 million and $863.9 million, respectively.

The following tables illustrates information about segment revenue, significant segment expenses and segment operating loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Revenue	$149,413	$96,116
Less[1]:
Cost of sales	2,802	3,191
Research and development expense[2]:
Compensation and related expenses	31,790	29,592
Early drug discovery and platform[5]	18,170	14,565
Facilities and IT5	12,977	10,580
Clinical and manufacturing related activities[5]	8,251	17,857
Consulting and professional services	7,446	4,294
Other	1,129	428
Total research and development expense[2]	79,763	77,316
Selling, general and administrative expense[3]:
Compensation and related expenses	33,852	33,116
Commercial and related expenses[5]	27,053	17,552
Consulting and professional services	9,869	14,500
Facilities and IT	4,834	2,779
Other[5]	3,270	2,260
Total selling, general and administrative expense[3]	78,878	70,207
Stock-based compensation	29,056	24,225
Other segment items[4]	41,582	167,959
Net income	$496	$89,136

1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
2)	Research and development expense for the three months ended March 31, 2025 and 2024 exclude $12.1 million and $10.9 million of stock-based compensation expense, respectively.
3)	Selling, general and administrative expense for the three months ended March 31, 2025 and 2024 exclude $16.9 million and $13.4 million of stock-based compensation expense, respectively.
4)	Other segment items include interest expense, net, other income, net, equity investment gain, debt extinguishment gain, and income tax expense.
5)	Certain prior period items are recast to conform to the current period presentation.

The Company operates in the U.S. and Europe. All material long-lived assets of the Company reside in the U.S. For geographic information about the Company’s product revenues, see Note 6, Product Revenue and Related Reserves.

17. Commitments and Contingencies

Purchase Commitments Associated with Clinical and Commercial Supply Agreements

In connection with the commercialization of AYVAKIT/AYVAKYT, the Company has negotiated manufacturing agreements with certain vendors that require the Company to meet minimum purchase obligations on an annual basis. The aggregate amount of future unconditional purchase obligations under these manufacturing agreements over the period of next five years is approximately $2.0 million as of March 31, 2025.

Legal Proceedings

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included and may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company provides disclosure when it considers a loss reasonably possible or when it determines that a loss in excess of a reserve is reasonably possible. The Company provides an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless the Company believes that such an estimate cannot be made. The Company expenses the costs related to its legal proceedings as they are incurred. As of March 31, 2025, the Company has not recorded any significant accruals for loss contingencies.

On June 7, 2024, a purported stockholder filed a putative class action lawsuit against the Company in the Court of Chancery of the State of Delaware, with the caption Johnson v. Blueprint Medicines Corporation, Case No. 2024-0625. Plaintiff claims in the complaint that a “Proxy Access” provision in the Company’s Amended and Restated Bylaws, effective November 30, 2022, is invalid under Delaware law because it allegedly usurps the right of stockholders to select the members of the board of directors, and plaintiff seeks declaratory relief invalidating that provision, as well as attorneys’ fees and costs. On October 7, 2024, the lawsuit was consolidated with twelve other lawsuits against companies with similar bylaw provisions, and a fourteenth lawsuit was consolidated on April 7, 2025, all under the caption In re Irrevocable Resignation Bylaw Litigation, Consolidated C.A. No. 2024-0538-JTL. On October 11, 2024, the Company, together with the other companies in the consolidated action, filed an opening brief in support of a motion to dismiss the complaint. Plaintiff filed an answering brief on November 25, 2024, and the Company filed a reply brief on December 20, 2024. The Company does not believe the outcome of this matter will have a material effect on its financial position, results of operations, or liquidity.

On November 22, 2024, a purported stockholder filed a putative class action lawsuit against the Company, the members of the board of directors and certain executive officers of the Company, as well as a derivative action against the members of the board of directors and certain executive officers of the Company, in the Court of Chancery of the State of Delaware in an action captioned Taylor v. Haviland, et al., C.A. No. 2024-1203-JTL (the Taylor Action). Plaintiff in the Taylor Action claimed that the record date for the Company’s 2024 annual meeting of stockholders, which was the close of business on Friday, April 12, 2024, did not comply with the 60-day maximum under Section 213(a) of the DGCL, because it was 61 days before the date of the 2024 annual meeting. Plaintiff brought direct claims for violation of Section 213(a) of the DGCL and breach of fiduciary duty, and derivative claims for breach of fiduciary duty and unjust enrichment, and sought a declaration that certain actions taken in connection with the Company’s annual meeting of stockholders were void, as well as attorneys’ fees and costs.

On December 2, 2024, the Company filed a petition pursuant to Section 205 of the DGCL seeking the validation of certain actions taken in connection with the Company’s 2024 annual meeting of stockholders, retroactive to the date of the 2024 annual meeting, in the Court of Chancery of the State of Delaware in an action captioned In re Blueprint Medicines Corporation, C.A. No. 2024-1234-JTL (the Section 205 Action). On December 4, 2024, plaintiff in the Taylor Action agreed to hold the defendants’ answer in abeyance pending resolution of the Section 205 Action. Following the Company’s brief in support of its petition in the Section 205 Action on December 20, 2024, and the lack of any objection, the Court granted the petition on January 23, 2025, such that the stockholder proposals that were presented to and approved by the Company’s stockholders at the 2024 annual meeting, and all actions taken in reliance on the stockholder votes at the annual meeting, were declared valid and effective as of the date of the 2024 annual meeting. As a result, on March 17, 2025, the Taylor Action was dismissed as moot, with the court retaining jurisdiction to determine plaintiff’s counsel’s application for an award of attorneys’ fees and reimbursement of expenses.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any material claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025 or December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the SEC) on February 13, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

Overview

We are a global, fully integrated biopharmaceutical company that invents life-changing medicines.  We seek to alleviate  human suffering by solving important medical problems in two core focus areas: allergy/inflammation and oncology/hematology. Our approach begins by targeting the root causes of disease, using deep scientific knowledge in our core focus areas and drug discovery expertise across multiple therapeutic modalities. We have a track record of success with two approved medicines, including AYVAKIT®/AYVAKYT® (avapritinib) which we are bringing to patients with systemic mastocytosis (SM) in the U.S. and Europe. Leveraging our established research, development, and commercial capability and infrastructure, we now aim to significantly scale our impact by advancing a broad pipeline of programs ranging from early science to advanced clinical trials in mast cell diseases including SM and chronic urticaria, breast cancer and other solid tumors.

Since 2011, we have advanced a drug discovery approach that combines evolving biological insights with our proprietary research platform and drug design capabilities, with a focus on small molecule inhibitors and target protein degraders. We aim to rapidly and reproducibly translate science into a potentially life-changing clinical benefit for broad populations of patients with significant medical needs. Our focused business model integrates our research engine with robust clinical development and commercial capabilities in allergy/inflammation and solid tumors to create a sustainable cycle of innovation.

Mast Cell-Mediated Diseases — AYVAKIT®/AYVAKYT® (avapritinib), Elenestinib (BLU-263), and BLU-808

Mast cells are core drivers of biology in a range of inflammatory diseases. KIT is a clinically validated mast cell target. The KIT receptor regulates growth, proliferation, and activation of mast cells – characterized by the release of inflammatory molecules like cytokines, histamine, tryptase, and heparin in a process called degranulation. KIT-mediated signaling plays a central role in survival, proliferation, and activation of mast cells. Under normal conditions, these molecules mediate the normal physiological response to an inflammatory stimulus – leading to symptoms like sneezing, swelling, itching, and gastrointestinal effects.

There are many disease states caused by increased activation of mast cells. In addition to diseases caused by a KIT receptor mutation, there are also diseases that may be treated by dialing down mast cell activation. For instance, in nearly all cases, SM is a disorder of mast cells driven by the KIT D816V mutation. Other mast cell disorders, including chronic urticaria, asthma and other skin, respiratory, and gastrointestinal disorders are characterized by generalized mast cell dysregulation, which has been shown to be modifiable with inhibition of wild-type KIT.

We continue to build a mast cell disease franchise, based on our deep understanding of mast cell biology and the KIT pathway. We are commercializing our first KIT D816V inhibitor, AYVAKIT/AYVAKYT globally for the treatment of advanced SM and indolent SM. We are developing elenestinib, or BLU-263, an investigational, orally available, potent and highly selective KIT D816V inhibitor, for the treatment of indolent SM. Additionally, we are advancing BLU-808, a potent and selective wild-type KIT inhibitor, for mast cell diseases, including chronic urticaria allergic rhinitis/allergic conjunctivitis, allergic asthma, and mast cell activation syndrome (MCAS). With AYVAKIT, we were able to demonstrate that successful inhibition of mutated KIT with a highly potent and specific molecule can result in the first and only approved disease modifying therapy for SM. Through AYVAKIT development, we have amassed considerable data on mast cell biology and a strong clinical understanding of disease areas connected to mast cell activation, which is helping to drive our efforts to extend our position in SM and expand into other mast cell disorders. We are doing this by leveraging our deep understanding of mast cell biology to drive scientific innovation, bringing that innovation to patients with our clinical and regulatory know-how, and driving compelling top-line revenue growth through commercial execution.

AYVAKIT/AYVAKYT (avapritinib)

We are commercializing avapritinib for the treatment of advanced SM and indolent SM. The FDA approved avapritinib under the brand name AYVAKIT for the treatment of adult patients with advanced SM, including ASM, SM-AHN, and MCL in June 2021, and for adult patients with indolent SM in May 2023. In March 2022, the European Commission approved the marketing authorization for AYVAKYT for the treatment of adult patients with ASM, SM-AHN, or MCL, after at least one systemic therapy. In December 2023, the European Commission approved AYVAKYT for the treatment of adult patients with indolent SM with moderate to severe symptoms inadequately controlled on symptomatic treatment. These approvals in advanced SM were supported by our Phase 1 clinical trial in advanced SM, which we refer to as our EXPLORER trial, and our ongoing registrational clinical trial in advanced SM, which we refer to as our PATHFINDER trial. The approvals of AYVAKIT for the treatment of patients with indolent SM were supported by data from our ongoing Phase 2/3 clinical trial in indolent SM, which we refer to as the PIONEER trial. At the European Academy of Allergy and Clinical Immunology (EAACI) Congress 2024, we presented long-term data from PIONEER, demonstrating that with a median follow-up of more than two years, AYVAKIT showed durable efficacy and a favorable safety profile in patients with indolent SM, and that safety data were consistent for the small number of patients whose doses escalated to 50 mg once daily.

The FDA has granted breakthrough therapy designation to avapritinib for (i) the treatment of advanced SM, including the subtypes of ASM, SM-AHN and MCL and (ii) the treatment of moderate to severe indolent SM. In addition, the FDA has granted orphan drug designation to avapritinib for the treatment of mastocytosis, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of mastocytosis.

Avapritinib is also approved in the U.S. under the brand name AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations, and is approved in the EU, the UK and Switzerland with conditional marketing authorization under the brand name AYVAKYT as a monotherapy for the treatment of adult patients with unresectable or metastatic GIST harboring a PDGFRA D842V mutation. Currently, AYVAKIT is the only FDA-approved treatment for patients with D842V mutant PDGFRA-driven GIST. Through our collaboration with CStone, China’s National Medicinal Products Administration approved AYVAKIT for the treatment of adults with unresectable or metastatic GIST harboring a PDGFRA exon 18 mutation, including PDGFRA D842V mutations. AYVAKIT also received accelerated approval from the Taiwan Food and Drug Administration and approval in Hong Kong, both for adults with unresectable or metastatic GIST harboring PDGFRA D842V mutations. We also have distributor arrangements to commercialize AYVAKIT in global jurisdictions, including Israel and Canada, where approvals have been received. To date, AYVAKIT/AYVAKYT is approved and reimbursed for one or more indications in 16 countries, where we or our distribution partners are commercializing it. The FDA has granted breakthrough therapy designation for avapritinib for the treatment of unresectable or metastatic GIST harboring the PDGFRA D842V mutation. In addition, the FDA has granted orphan drug designation to avapritinib for the treatment of GIST, and the European Commission has granted orphan medicinal product designation to avapritinib for the treatment of GIST.

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

In February 2024, at the AAAAI Annual Meeting, we presented the preclinical attributes of BLU-808 that demonstrate its potency, selectivity, low potential for drug-drug interactions, and peripheral restriction. BLU-808 treatment led to dose-dependent inhibition and depletion of mast cells in multiple in vivo studies, and also improved lung function in an ovalbumin-induced asthma model. In June 2024, we submitted an Investigational New Drug (IND) application to FDA for BLU-808. We received FDA clearance to proceed with a Phase 1 study in healthy volunteers and initiated that study in the third quarter of 2024. In January 2025, we reported results from this study, showing a differentiated profile that enables the evaluation of tunable dosing strategies. BLU-808 was well-tolerated at all doses tested, showed consistent pharmacokinetics supporting once daily oral dosing, and achieved dose-dependent reductions in tryptase exceeding 80 percent. In the second quarter of 2025, we initiated the Phase 2a proof of concept study in allergic rhinoconjunctivitis. This is a randomized, double blind placebo-controlled challenge study designed to measure the safety, pharmacokinetic (PK), and clinical efficacy of multiple doses of BLU-808. We also initiated the Phase 2a proof of concept study in chronic urticaria. This study comprises an open-label portion in chronic inducible urticaria and a randomized, double blind portion in chronic spontaneous urticaria. Both portions will evaluate the safety, PK and clinical efficacy of multiple doses of BLU-808.

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

In connection with the IDRx License Agreement, we also entered into a stock purchase agreement with IDRx, which we refer to as the IDRx Stock Purchase Agreement, pursuant to which we received 4,509,105 shares of IDRx’s Series A preferred stock. In July 2023, we received an additional 192,282 shares of Series A preferred stock pursuant to the anti-dilution provision in the IDRx Stock Purchase Agreement and as of December 31, 2024, we owned a total of 4,701,387 shares of IDRx’s Series A preferred stock. In the first quarter of 2025, IDRx was acquired by GSK plc (GSK) for an upfront cash consideration of $1.0 billion with an additional $150.0 million contingent consideration, and we received $78.7 million for our shares in IDRx. We continue to be eligible to receive cash payments under the license agreement with IDRx.

For additional information, see Note 10, Collaborations, License and Other Agreements, to our unaudited condensed consolidated financial statements.

Financing Arrangements Summary

Royalty Purchase Agreement. In June 2022, we entered into a purchase and sale agreement with Royalty Pharma, which we refer to as the Royalty Purchase Agreement. Pursuant to the Royalty Purchase Agreement, we received an upfront cash payment of $175.0 million in exchange for all of our existing rights to receive royalty payments on the net sales of GAVRETO worldwide, excluding the CStone Territory and U.S. territory under the terms of the Roche pralsetinib collaboration agreement. However, in February 2023, we received written notice from Roche of their election to terminate for convenience the Roche pralsetinib collaboration agreement. The termination became effective in February 2024. In connection with and effective upon the termination of the Roche pralsetinib collaboration agreement, on February 22, 2024, we and Royalty Pharma agreed to terminate the Royalty Purchase Agreement, which we refer to as the Royalty Pharma Termination Agreement. Following the termination of the Royalty Purchase Agreement, we have no outstanding obligations under the Royalty Purchase Agreement, other than the remaining royalty payment obligation related to GAVRETO net sales as of the termination effective date, which has since been paid. As of March 31, 2025, we have no plans to enter into a new arrangement to commercialize GAVRETO outside of the U.S. and the CStone Territory. As of March 31, 2025, we had paid off the final royalty amount related to the Royalty Pharma Termination Agreement.

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

Financial Operations Overview

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration, license and other agreements, future royalty and revenue monetization, and a term loan. Through March 31, 2025, we have received an aggregate of $4.0 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering (IPO), follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.1 billion in upfront and milestone payments under our collaborations with CStone and Zai Lab, our now terminated collaborations with Roche, our license agreement with Clementia, our agreement with Rigel and our former collaboration with Alexion Pharma Holding (Alexion), $400.0 million in gross proceeds from a term loan from Sixth Street Partners, and $78.7 million in net proceeds received related to the sale of our equity investment in IDRx. In addition, since January 2020, we have also generated meaningful revenue through the sales of our approved drug products.

Since inception, we have incurred significant operating losses. Our net income was $0.5 million for the three months ended March 31, 2025 primarily due to the $50.0 million equity investment gain recognized upon sale of our equity investment in IDRx. Our net losses were $67.1 million and $507.0 million for the years ended December 31, 2024 and 2023, respectively. As of March 31, 2025, we had an accumulated deficit of $2,406.5 million. We expect to continue to incur significant expenses over the next few years, with anticipated variability in these expenses due to our ongoing activities, particularly as we:

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

In addition, the U.S. and other countries have recently imposed, and may continue to impose, new tariffs. While pharmaceuticals are largely exempt from the recently imposed U.S. tariffs, such exemptions may be terminated or may not apply to any future tariffs. Additionally, pharmaceuticals are not exempt from certain tariffs recently imposed outside of the U.S. We continue to evaluate the impacts of tariffs on our business and results of operations. Based on current information, we do not believe the impact of tariffs on our business, financial condition or results of operations will be material.

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

For the three months ended March 31, 2025, our revenue primarily consisted of product sales of AYVAKIT/AYVAKYT. In the future, we expect to generate revenue from a combination of sources, including sales of our current drug product and any current or future drug candidates for which we receive marketing approval, royalties on drug sales, upfront, milestone, profit sharing and other payments, if any, under any current or future collaboration, license and other agreements, including revenues related to the supply of our drug candidates or approved drugs to our various collaboration partners. We anticipate variability in revenue in the future as a result of the timing and amount of product sales, license fees, manufacturing services, and achievement of milestones or other payments under our collaboration, license or other agreements, if any.

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

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our drug candidates, which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf;
●	expenses incurred in connection with research and development activities under our collaboration with VantAI and development activities under our now terminated collaboration for pralsetinib with Roche;
●	the cost of consultants in connection with our research and development activities;
●	the cost associated with regulatory quality assurance and quality control operations;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical study materials, clinical trial materials and pre-validated commercial supply materials; and
●	facilities, depreciation, and other expenses, which include direct and allocated lease, information technology and maintenance of facilities expenses, insurance, and other operating costs in support of research and development activities.

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

The following table summarizes our research and development expenses by principal program for the three months ended March 31, 2025 and 2024 (in thousands). Other development and pre-development candidate expenses, unallocated expenses and internal research and development expenses have been classified separately.

	Three Months Ended March 31,
	2025	2024	Dollar change	% Change
Avapritinib external expenses	$952	$4,487	$(3,535)	(79)%
Elenestinib external expenses	7,303	3,544	3,759	106
BLU-222 external expenses	1,914	6,479	(4,565)	(70)
BLU-808 external expenses	11,333	3,179	8,154	256
Other development and pre-development candidate expenses and unallocated expenses*	27,567	30,838	(3,271)	(11)
Internal research and development expenses	42,821	39,664	3,157	8
Total research and development expenses	$91,890	$88,191	$3,699	4%

*	Certain prior period items have been reclassified to conform to the current presentation.

We expect increases in our research and development expenses in future periods as our drug candidate development programs progress. The costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for active pharmaceutical ingredient (API), drug product and drug substance for current and future clinical trials will vary depending on clinical data results and our resource allocation priorities. In addition, our research and development expenses may increase with potential new collaborations and future acquisitions. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our approved drugs or drug candidates for which we may receive marketing approval, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

Other Income, net

Other income, net, consists of miscellaneous income and expenses unrelated to our core operations, including the impacts of foreign currency exchange differences.

Equity Investment Gain

Equity investment gain consists of the net gain recognized upon the sale of our equity investment in IDRx following its acquisition by GSK. For additional information, see Note 10, Collaboration, License and Other Agreements, to our unaudited condensed consolidated financial statements.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Operations Overview—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our critical accounting policies and estimates since December 31, 2024.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024, together with the changes in those items in dollars and as a percentage (in thousands):

	Three Months Ended March 31,
	2025	2024	Dollar Change	% Change
Total revenues	$149,413	$96,116	$53,297	55%
Total cost and operating expenses	190,499	174,939	15,560	9
Total other income, net	42,371	168,139	(125,768)	(75)
Income before income taxes	1,285	89,316	(88,031)	(99)
Income tax expense	789	180	609	338
Net income	$496	$89,136	$(88,640)	(99)%

Total Revenues

Total revenues consist of the following during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Dollar Change	% Change
Product revenue, net	$149,413	$92,525	$56,888	61%
Collaboration, license and other revenue	—	3,591	(3,591)	(100)
Total revenues	$149,413	$96,116	$53,297	55%

Product Revenue, Net

The following table summarizes revenue recognized from sales of AYVAKIT/AYVAKYT during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Dollar Change	% Change
United States	$129,446	$83,136	$46,310	56%
Rest of World	19,967	9,389	10,578	113
Total	$149,413	$92,525	$56,888	61%

Product revenue, net increased during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily driven by growth in the number of indolent SM and advanced SM patients on therapy.

Collaboration, License and Other Revenue

The following table summarizes the revenue recognized from our collaboration, license and other agreements during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Dollar change	% Change
Collaboration, license and other revenue	$—	$3,591	$(3,591)	(100)%

Revenue recognized from our collaboration, license and other agreements decreased during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was primarily due to a decrease in manufacturing services and royalty revenue related to CStone Territory-specific activities, as well as a decrease in profit sharing on Roche sales of GAVRETO in the U.S. following the termination of Roche pralsetinib collaboration agreement which became effective in February 2024.

Cost of Sales

The following table summarizes the cost of sales during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Dollar change	% Change
Cost of product sales	$2,747	$1,312	$1,435	109%
Cost of collaboration sales	55	1,879	(1,824)	(97)
Total cost of sales	$2,802	$3,191	$(389)	(12)%

The total cost of sales decreased during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to a decrease in collaboration sales to CStone. The cost of product sales increased in the three months ended March 31, 2025 as compared to the three months March 31, 2024 primarily due to the increase in product sales volume.

Research and Development Expense

The following table summarizes the research and development expenses during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Dollar change	% Change
Compensation and related expenses	$31,790	$29,592	$2,198	7%
Early drug discovery and platform*	18,170	14,565	3,605	25
Facilities and IT*	12,977	10,580	2,397	23
Stock-based compensation	12,127	10,875	1,252	12
Clinical and manufacturing related activities*	8,251	17,857	(9,606)	(54)
Consulting and professional services	7,446	4,294	3,152	73
Other	1,129	428	701	164
Total research and development expenses	$91,890	$88,191	$3,699	4%

* Certain prior year items have been reclassified to conform to the current presentation.

Research and development expense increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to the increased activities for our priority programs, including elenestinib and BLU-808, to advance the associated clinical trials. This increase was partially offset by the decrease in clinical and manufacturing related activities attributed to our focused approach towards optimizing operational efficiency across our portfolio while executing across our priority programs, and the timing of clinical trial manufacturing.

Selling, General and Administrative Expense

The following table summarizes the sales, general and administrative expenses during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Dollar change	% Change
Compensation and related expenses	$33,852	$33,116	$736	2%
Commercial and related expenses*	27,053	17,552	9,501	54
Stock-based compensation	16,929	13,350	3,579	27
Consulting and professional services	9,869	14,500	(4,631)	(32)
Facilities and IT	4,834	2,779	2,055	74
Other*	3,270	2,260	1,010	45
Total sales, general and administrative expenses	$95,807	$83,557	$12,250	15%

* Certain prior year items have been reclassified to conform to the current presentation.

Selling, general and administrative expense increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to an increase in commercial and related activities primarily driven by efforts to support the commercialization of AYVAKIT/AYVAKYT.

Interest Expense, Net

The following table summarizes the interest expense, net, during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Dollar Change	% Change
Interest income	$9,677	$9,178	$499	5%
Interest expense	(17,806)	(15,073)	(2,733)	(18)
Interest expense, net	$(8,129)	$(5,895)	$(2,234)	(38)%

Interest expense, net, increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was primarily due to higher interest charges on the term loan with Sixth Street Partners, driven by the additional $150.0 million delayed draw term loan facility that occurred in May 2024.

Other Income, Net

The following table summarizes the other income, net, during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Dollar Change	% Change
Other income, net	$461	$376	$85	23%

Other income, net, increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to an increase in foreign currency exchange gains.

Equity investment gain

During the three months ended March 31, 2025, we recorded a net gain of $50.0 million in connection with the sale of our equity investment in IDRx following its acquisition by GSK during the three months ended March 31, 2025. For additional information, see Note 10, Collaboration, License and Other Agreements, to our unaudited condensed consolidated financial statements.

Debt extinguishment gain

During the three months ended March 31, 2024, a debt extinguishment gain of $173.7 million was recognized as a result of the Royalty Pharma Termination Agreement entered into on February 22, 2024. No debt extinguishment gain was recognized during the three months ended March 31, 2025. For additional information, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

Income Tax Expense

The following table summarizes the income tax expense during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Dollar Change	% Change
Income tax expense	$789	$180	$609	338%

Income tax expense increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to forecasted taxable income for both U.S. and foreign jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration, license and other agreements, future royalty and revenue monetization, and a term loan. Through March 31, 2025, we have received an aggregate of $4.0 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our IPO, follow-on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.1 billion in upfront payments and milestone payments under our collaborations with CStone and Zai Lab, our now terminated collaborations with Roche, our license agreement with Clementia, our agreement with Rigel and our former collaboration with Alexion, $400.0 million in gross proceeds from a term loan from Sixth Street Partners and $78.7 million in net proceeds received related to the sale of our equity investment in IDRx. In addition, since January 2020, we have also generated meaningful revenue through the sales of our approved drug products.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $899.8 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(54,479)	$(101,513)
Net cash provided by investing activities	65,079	77,131
Net cash provided by financing activities	9,192	66,963
Net increase in cash, cash equivalents, and restricted cash	$19,792	$42,581

Net Cash Used in Operating Activities. For the three months ending March 31, 2025, compared to the same period in 2024, net cash used in operating activities decreased by $47.0 million. This decrease was primarily driven by lower net adjustments reconciling net income to net cash used in operating activities, partially offset by a $88.6 million decrease in net income. These net adjustments included a debt extinguishment gain of $173.7 million recorded during the same period in 2024 and an equity investment gain of $50.0 million for the three months ending March 31, 2025.

Net Cash Provided by Investing Activities. For the three months ending March 31, 2025, compared to the same period in 2024, net cash provided by investing activities decreased by $12.1 million. This decrease was primarily due to a $90.1 million increase in net purchases of investments classified as available for sale, which was partially offset by $78.7 million in net proceeds from the sale of our equity investment in IDRx.

Net Cash Provided by Financing Activities. For the three months ending March 31, 2025, compared to the same period in 2024, net cash provided by financing activities decreased by $57.8 million. This decrease was due to a $48.9 million reduction in proceeds from the ATM Facility related to common stock, a $5.1 million decrease in net proceeds from stock option exercises and the employee stock purchase plan and an increase of $3.7 million in principal payments for the Future Revenue Purchase Agreement with Sixth Street Partners.

Debt Financing

In July 2022, we closed a Future Revenue Purchase Agreement with Sixth Street Partners and received gross proceeds of $250.0 million in exchange for future royalty payments at a rate of 9.75% on up to $900 million each year of (i) aggregate worldwide annual net product sales of AYVAKIT/AYVAKYT (avapritinib) and (ii) if it is approved, aggregate worldwide annual net product sales of elenestinib (BLU-263), but excluding sales in Greater China, subject to a cumulative cap of 1.45 times the upfront invested capital or a total of $362.5 million. In the event that certain revenue targets are not achieved by specified dates, the royalty rate and cumulative cap shall be increased to 15% and 1.85 times the invested capital (or $462.5 million), respectively. Net proceeds from the transaction were recorded as liabilities related to sale of future royalties and revenues on the consolidated balance sheet and as of March 31, 2025, the net carrying value of the liability related to this arrangement was $246.6 million.

In July 2022, we closed the Financing Agreement with Sixth Street Partners for up to $660.0 million. The Financing Agreement, entered into by the parties in connection with the transaction provides for (i) a senior secured term loan facility of up to $150.0 million and (ii) a senior secured delayed draw term loan facility of up to $250.0 million to be funded in two tranches at our choice subject to certain terms and conditions. The loans will mature on June 30, 2028 and bear interest at a variable rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The initial gross proceeds of $150.0 million was funded in July 2022. In August 2023, we received the first tranche of the senior secured delayed draw term loan facility in the amount of $100.0 million in gross proceeds. In May 2024, we received the second tranche in the amount of $150.0 million in gross proceeds. In addition, we may at any time request an incremental term loan in an amount not to exceed $260.0 million on terms to be agreed and subject to the consent of the lenders providing such incremental term loan. As of March 31, 2025, the net carrying value of the term loan was $387.7 million.

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

Sales Agreement with Cowen

In February 2022, we entered into an at-the-market (ATM) facility (ATM Facility) with Cowen and Company, LLC (Cowen), pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $300.0 million through Cowen as sales agent. We did not issue any shares under the ATM Facility during the three months ended March 31, 2025. During the three months ended March 31, 2024, we issued and sold 544,719 shares of our common stock under the ATM Facility, at an average price of $91.88 per share, and received net proceeds of $48.9 million. As of March 31, 2025, we had $250.0 million of remaining capacity available under the ATM Facility.

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

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $899.8 million. Based on our current operating plans, we anticipate our existing cash, cash equivalents and marketable securities, together with anticipated future product revenues, will provide sufficient capital to enable us to achieve a self-sustainable financial profile.

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

Until we can generate material net cash inflows from our operations, we may choose to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, future revenue monetization arrangements, collaborations, strategic alliances and licensing arrangements. We do not have any committed external sources of funds, other than our collaboration with CStone, the license agreements with Clementia and IDRx, the agreement with Rigel and the Financing Agreement with Sixth Street Partners, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. In addition, we may sell additional shares of our common stock pursuant to our ATM Facility with Cowen, as further discussed above. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Additional debt financing, if available, would increase our fixed payment obligations and may involve agreements that include additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through additional collaborations, strategic alliances, licensing arrangements or future revenue monetization arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs, drugs or drug candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug and drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

Our contractual obligations primarily consist of our obligations under unconditional purchase obligations related to certain commercial manufacturing agreements, non-cancellable operating leases, term loan and defined benefit obligation.

As of March 31, 2025, there have been no material changes to our contractual obligations outside the ordinary course of business from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $899.8 million and $863.9 million, respectively, consisting primarily of money market funds and investments in U.S. government agency securities and treasury obligations.

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

We are also exposed to interest rate risk in connection with our borrowings under our senior secured term loan with Sixth Street Partners. As of March 31, 2025, we had $387.7 million of outstanding borrowings under the senior secured term loan. Pursuant to the Financing Agreement, outstanding indebtedness under the term loan bears interest at a rate equal to either the Secured Overnight Financing Rate (SOFR) plus 6.50% or the base rate plus 5.50%, subject to a floor of 1% and 2% with respect to the SOFR and base rate, respectively. The effective annual interest was 12.0% as of March 31, 2025. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations. For more information regarding the Financing Agreement and the term loan with Sixth Street Partners, see Note 3, Financing Arrangements, to our unaudited condensed consolidated financial statements.

We are also exposed to market risk related to changes in foreign currency exchange rates, including changes resulting from monetary policy from the U.S. and international central banks, inflationary pressures, and geopolitical developments, or instability or volatility in the global markets. From time to time, we contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2025 and December 31, 2024, we held considerable funds and obligations denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the three months ended March 31, 2025. However, a significant or prolonged period of high inflation could adversely impact our results if the increase in costs outpaces the growth in our revenues.

Tariffs generally affect us by increasing our manufacturing costs of clinical compounds and drug products. We continue to evaluate the impacts of tariffs on our business and results of operations. Based on current information, we do not believe the impact of tariffs on our business, financial condition or results of operations will be material.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, please see the section titled “Legal Proceedings” in Note 17, Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

AYVAKIT/AYVAKYT may face competition from drug candidates in development for PDGFRA-driven GIST, including those being developed by AB Science S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, AROG Pharmaceuticals, Inc., AstraZeneca plc, Cogent Biosciences, Inc., Deciphera Pharmaceuticals, LLC (acquired by Ono Pharmaceuticals, Co., Ltd. in June 2024), Exelixis, Inc., Ningbo Tai Kang Medical Technology Co. Ltd. and Xencor, Inc.

We are developing BLU-808 for chronic urticaria, asthma, allergic rhinitis/conjunctivitis, MCAS, and other allergy/inflammation indications which, if approved, will face competition from omalizumab developed by Genentech, Inc. and Novartis AG, tezepelumab developed by Amgen and AstraZeneca, dupilumab developed by Sanofi and Regeneron, mepolizumab developed by GSK, and benralizumab developed by AstraZeneca.  In addition, BLU-808 may face competition from drug candidates in development, including those developed by Alivexis, Inc., Amgen Inc., Areteia Therapeutics, AstraZeneca plc, Celldex Therapeutics, Inc., Concentra Biosciences, Connect Biopharma, Eli Lilly, Enanta Pharmaceuticals, Inc., Evommune, Inc., Hangshou Highlightll Pharmaceutical Co., Ltd., Pharma, Incyte Corp., InflaRx, Inmagene Bio, Jasper Therapeutics, Inc., Keymed Biosciences, Kymera Therapeutics, Leo Pharma A/S, LongBio Pharma, Novartis AG, Regeneron Pharmaceuticals, Inc., Sanofi S.A., Taiho Pharmaceutical Co., Ltd., Third Harmonic Bio, Inc., LTD, United BioPharma Inc., Upstream Bio, Inc. and Xencor, Inc.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ staffing and operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also increase the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review regulatory submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

Further, our approved drugs and drug candidates could cause undesirable side effects in preclinical studies or clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our drugs or drug candidates have characteristics that are unexpected, such as off-target toxicity, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound.

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

We intend to develop, launch and commercialize BLU-808, elenestinib and potentially other drug candidates in combination with one or more approved or unapproved therapies. Even if any drug candidate we develop were to receive marketing approval for use in combination with other approved therapies, the FDA, the EC or other regulatory authorities could still revoke approval of the therapy used in combination with our drug candidate. If the therapies used in combination with our drug candidates are replaced as the standard of care for the indications we choose for any of our drug candidates, the FDA, EMA or regulatory authorities may require us to conduct additional clinical trials which may experience complications surrounding trial execution, such as complexities surrounding trial design, establishing trial protocols and interpretability of results, clinical site access and initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues or a lack of clinically relevant activity. The uncertainty resulting for the use of our drug candidates in combination with other approved or unapproved therapies may make it difficult to accurately predict side effects in the future clinical trials. The occurrence of any of these risks could result in our own drug candidates, if approved, being removed from the market if they are not also approved as monotherapies or being less successful commercially.

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

If the FDA, EC or other regulatory authorities do not approve these other products or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the agents we choose to evaluate in combination with our drug candidates we may be unable to obtain approval of or market such combination therapy.

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

We have in the past and may in the future seek approval of current or future drug candidates, where applicable, under the FDA’s accelerated approval pathway. Any current or future drug candidate for which we receive accelerated approval from the FDA or similar conditional approval from the EMA, including AYVAKYT, or comparable regulatory authorities in other jurisdictions may be required to undergo one or more confirmatory clinical trials, as a condition of accelerated approval, or be required to perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These post-market confirmatory trials must be completed according to timelines agreed upon with the FDA, and if they are not completed in accordance with these timelines than it could result in withdrawal of the indication. If such drug candidate fails to meet its safety and efficacy endpoints in such confirmatory clinical trials, the regulatory authority may withdraw its approval. There is no assurance that any such drug candidate will successfully advance through its confirmatory clinical trial(s). Therefore, even if a drug candidate receives accelerated approval from the FDA or similar conditional approval from the EC or comparable regulatory authorities, such approval may be withdrawn at a later date. In addition, under FDORA the FDA is now permitted to require, as appropriate, that post-marketing trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the product’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

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

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a drug candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the drug candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain marketing approval. See section entitled “Business – Coverage and Reimbursement” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The U.S. has enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current drug candidates or any future drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In addition, both Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs. See section entitled “Business –Healthcare Reform” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for AYVAKIT/AYVAKYT and any current and future drug candidates for which we receive marketing approval;
●	our ability to set a price that we believe is fair for our approved products;
●	our ability to generate revenue and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

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

Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including but not limited to, the federal healthcare Anti-Kickback Statute, the False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), the Physician Payment Sunshine Act, the federal false statements statute, federal consumer protection and unfair competition laws and similar state and foreign laws and regulations that may regulate the business or financial arrangements and relationships through which we market, sell and distribute our drugs. The number and complexity of federal, state, and foreign laws continue to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. See section entitled “Business – Other Healthcare Laws” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred and common stock, collaboration, license and other agreements, future royalty and revenue monetization, and a term loan. Through March 31, 2025, we have received an aggregate of $4.0 billion from such transactions, including $1.9 billion in aggregate gross proceeds from the sale of common stock in our initial public offering, follow on public offerings, through our “at the market” stock offering program and the equity investment by Roche, $115.1 million in gross proceeds from the issuance of convertible preferred stock, $175.0 million in gross proceeds from our Royalty Purchase Agreement with Royalty Pharma, $250.0 million in gross proceeds from our Future Revenue Purchase Agreement with Sixth Street Partners, $1.1 billion in upfront payments and milestone payments under our collaborations with CStone and Zai Lab, our now terminated collaborations with Roche, our license agreement with Clementia, our agreement with Rigel, and our former collaboration with Alexion Pharma Holding, or Alexion, $400.0 million in gross proceeds from a term loan from Sixth Street Partners and $78.7 million in net proceeds received related to the sale of our equity investment in IDRx. In addition, since January 2020, we also have generated meaningful revenue through sales of our drug products.

Since inception, we have incurred significant operating losses. Our net income was $0.5 million for the three months ended March 31, 2025 primarily due to the $50.0 million equity investment gain recognized upon sale of the Company’s investment in IDRx. Our net losses were $67.1 million and $507.0 million for the years ended December 31, 2024 and 2023, respectively. As of March 31, 2025, we had an accumulated deficit of $2,406.5 million.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses over the next few years. We anticipate that our expenses may continue to increase in connection with our ongoing activities. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, we will incur significant sales, marketing and outsourced-manufacturing expenses in connection with the commercialization of any of our drugs or any drug candidates for which we may receive marketing approval. In addition, we have incurred and will continue to incur substantial costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

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

●the success of our collaborations with CStone, our license agreements with Clementia and IDRx (which has been acquired by GSK plc), and our agreement with Rigel, as well as our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;
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

Until such time, as we can generate material net cash inflows from our operations, we expect to finance our cash needs primarily through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and future revenue monetizations. We do not have any committed external source of funds, other than our collaboration with CStone and the license agreements with Clementia and IDRx (which has been acquired by GSK plc), the Financing Agreement with Sixth Street Partners, and the Rigel Agreement, which are limited in scope and duration and subject to the achievement of milestones or royalties on sales of licensed products, if any. In addition, we may sell additional shares of our common stock pursuant to our at-the-market (ATM) Facility with Cowen. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Additional debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drugs and drug candidates that we would otherwise prefer to develop and market ourselves.

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

We have entered into collaborations, licenses and other agreements with CStone, VantAI, Clementia, IDRx and Rigel for the development and commercialization of several of our drugs and drug candidates, and may enter into additional collaborations, licenses and other arrangements with other third parties in the future. The success of these arrangements will depend heavily on the efforts and activities of our collaborators, licensing partners and other contracting parties. Collaborators and other contracting parties generally have significant discretion in determining the efforts and resources that they will apply to these arrangements. In some situations, we may not be able to influence our collaboration partners’ decisions regarding the development and collaboration of our partnered drugs and drug candidates, and as a result, our collaboration partners may not pursue or prioritize the development and commercialization of those partnered drugs and drug candidates in a manner that is in our best interest. Disagreements between parties to a collaboration or other arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug or drug candidate and, in some cases, termination of the collaboration or other arrangement or result in litigation or arbitration, which would be time-consuming and expensive. Licensors generally have sole discretion in determining the efforts and resources that they will apply to the licensed products.

Collaborations and licenses with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any termination or expiration of our collaboration or license agreements with CStone, Zai Lab, VantAI, Clementia or IDRx (which has been acquired by GSK plc), or of any future collaboration or license agreement, could adversely affect us financially or harm our business reputation. For example, in February 2023, Roche provided written notice of its election to terminate for convenience our collaboration agreement for the development and commercialization of GAVRETO worldwide, excluding the CStone Territory. The termination became effective on February 22, 2024.

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

Risks Related to Intellectual Property

If we are unable to adequately protect our discovery platform technology or obtain and maintain patent protection for our technology, drugs and drug candidates or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology, drugs and drug candidates similar or identical to ours, and our ability to successfully commercialize our technology drugs and drug candidates may be impaired.

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the U.S. and other countries for our drugs and drug candidates and our core technologies, including our novel target discovery engine, our proprietary compound library, targeted protein degrader platform and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary compounds, as well as the use of these compounds in the treatment of diseases, formulations, solid forms, and manufacturing processes and other technologies, inventions and improvements that are important to the development and implementation of our business. We also rely on trademark, copyright, trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

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

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same methods, processes or formulations or the same subject matter, in either case, that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first-to-file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty. While we may decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, and courts or patent offices in the U.S. and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our drugs and drug candidates. If a patent holder believes any of our approved drugs or drug candidates infringe on its patent, the patent holder may sue us even if we have received patent protection for our drugs, drug candidates and technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our approved drug, drug candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us. Without such a license, we could be forced, including by court order, to cease developing and commercializing the infringing technology, drugs or drug candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed such third-party patent rights. A finding of infringement could prevent us from commercializing our current and future drugs or force us to cease some of our business operations, which could materially harm our business.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents and other intellectual property rights. To counter infringement or unauthorized use, including against abbreviated new drug application (ANDA) filers, we may be required to resort to litigation, that includes infringement claims. A court may disagree with our allegations, however, and may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the third-party technology in question. Further, such third parties could counterclaim that we infringe their intellectual property or that a patent we have asserted against them is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace. In addition, third parties may initiate legal proceedings against us to assert such challenges to our intellectual property rights. The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our current or future patents, but that could nevertheless be determined to render our patents invalid.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book). We may be unable to obtain patents covering our approved products or product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If a patent covering one of our approved products is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any ANDA filed with the FDA to obtain permission to sell a generic version of such product.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on the intellectual property we maintain, particularly patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industry involve both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Recent patent reform legislation in the U.S. and other countries, including the Leahy-Smith America Invents Act (or the Leahy-Smith Act), signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first-to-file” system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

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

As of April 15, 2025, we had 682 full-time and 5 part-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Geopolitical developments, such as the Israeli-Palestinian conflict, Russian invasion of Ukraine or deterioration in the bilateral relationship between the U.S. and China could contribute to disruption, instability and volatility in the global markets, as well as increased inflation, increased U.S. trade tariffs and trade disputes with other countries, which in turn could adversely impact our operations and those of third parties upon which we rely. For example, the Trump administration has initiated or is considering imposing tariffs on certain foreign goods. In response to this action, certain foreign governments, including China’s, have instituted or are considering imposing tariffs on certain U.S. goods, which could impact inflation rate, increase the costs of goods, and adversely affect our business. It remains unclear what the Trump administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. Geopolitical conflicts could also have an adverse impact on third parties located in the involved jurisdictions, which could in turn have an adverse impact on our business. For example, certain of our distributors are located in Israel, and may be adversely impacted by the Israeli-Palestinian conflict. Related sanctions, export controls or other actions that may be initiated by nations including the U.S., the EU, Israel or Russia (e.g., potential cyberattacks, disruption of energy flows) could adversely affect our business, our supply chain, CROs, CMOs, clinical trial sites, collaborative partners, distributors or other third parties with which we conduct business. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

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

The increasing use of AI, and machine learning technology in the biopharmaceutical industry presents new risks and challenges. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of AI- based software may lead to intellectual property risks, including intellectual property infringement and the inadvertent release of confidential or proprietary information, which may adversely impact our ability to realize the benefit of our intellectual property, cause us to incur liabilities as the result of any breaches of confidentiality or impact our ability to comply with data security and privacy laws.

Further, as the regulatory framework for these technologies evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business, including as a result of the cost to comply with such laws or regulations. We expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, in Europe, the EU’s Artificial Intelligence Act (AI Act) — which entered into force on August 1, 2024 and, with some exceptions, will begin to apply as of August 2, 2026 — imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. Furthermore, in the U.S., a number of states have proposed and passed laws regulating various uses of AI, and federal regulators have issued guidance affecting the use of AI in regulated sectors. If we develop or use AI systems that are governed by these AI laws, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements.

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

We rely upon a variety of Internet service providers, third-party hosting facilities and cloud computing platform providers to support our business. Failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems could damage our reputation in the market, cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs, subject us to liability for damages and/or fines and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. Any damage to, or failure of, such systems, or communications to and between such systems, could result in interruptions in our operations. If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are victims of a cyber-security incident or are breached, and unauthorized access is obtained to our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

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

Privacy and data security remain as significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Additional regulations and guidance requiring data localization and restrictions on data transfer increase complexity for global corporations. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. Notably, for example, in Europe, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR applies to any company established in the European Economic Area (EEA), as well as any company outside the EEA that collects or otherwise processes personal data in connection with the offering goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR imposes data protection obligations on processors and controllers of personal data, including, for example, disclosures about how personal information is to be used, stricter requirements for processing special category data (such as health data), having a valid legal basis or condition to process personal data, maintaining records of our processing activities and documenting data protection impact assessments where there is high risk processing, limitations on retention of information, mandatory data breach notification requirements, ensuring appropriate technical and organizational measures are put in place to safeguard personal data and onerous obligations on services providers. Penalties under the GDPR include fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. EEA Member States have adopted national laws to implement the GDPR which may partially deviate from the GDPR. Further, competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country. For these reasons, we do not expect to operate in a uniform legal landscape in the EEA.

Further to the UK’s exit from the European Union on January 31, 2020, the UK incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the UK GDPR). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the EC has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Likewise, the UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has introduced a Data Protection and Digital Information Bill which failed in the UK legislative process. A new data (Use and Access) Bill (UK Bill) has been introduced into parliament. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the EC. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

Given the breadth and depth of changes in data protection obligations, and complying with the GDPR requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the UK or EEA.

Further, European data protection laws also regulates the transfer of personal data from the EEA, the UK and Switzerland to third countries that are not considered to provide adequate protections to personal data. On June 4, 2021, the EC issued Standard Contractual Clauses (SCCs) for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The UK is not subject to the EC’s SCCs but has published its own standard clauses, the International Data Transfer Agreement, which enables transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU GDPR and UK GDPR and doing so will require significant effort and cost. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data.

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

In addition, we are subject to Swiss data protection laws, including the Federal Act on Data Protection (FADP). While the FADP provides broad protections to personal data, the Swiss federal Parliament enacted a revised version of the FADP, which came into effect in September 2023. The new version of the FADP aligns Swiss data protection law with the GDPR. We have updated our agreements to reflect the new requirements per the FADP, but further modifications or changes may require revisiting these agreements.

Preparing for and complying with the evolving application of the GDPR, national laws in Switzerland and the UK and the EU AI Act has required and will continue to require us to incur substantial operational costs and may require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, appliable national data protection laws, we may not be successful either due to internal or external factors such as resource allocation limitations. Non-compliance could result in proceedings, fines or penalties against us by governmental entities, customers, data subjects, consumer associations or others.

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

These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. The effects of the CCPA and other state and federal privacy laws are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. State laws are changing rapidly and there have been discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we may become subject, if enacted.

The Department of Justice, or DOJ, issued the final rule carrying out Executive Order 14117, Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern. This rule, which went into effect April 8, 2025, imposes restrictions on data considered sensitive to certain countries. As a result, we are exposed to risks associated with required data sharing between ourselves and a vendor in a country of concern, and we will need to invest resources to ensure appropriate safeguards are in place prior to any sharing of sensitive data.

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

Additionally, the Organization for Economic Co-operation and Development, or the OECD, the EC, and individual taxing jurisdictions where we and our affiliates do business have recently focused on issues related to the taxation of multinational corporations. In December 2021, the OECD released its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting, including the implementation of minimum taxes. As a result, tax laws in the U.S. and other countries in which we operate could change and any such changes could materially affect our business, prospects, operating results and financial condition. As of March 31, 2025, the Company does not anticipate meeting the revenue threshold requirements set forth by the OECD and as such has not included any tax impact.

Risks Related to Our Common Stock

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be subject to substantial volatility. For example, our stock traded within a range of a high price of $125.61 and a low price of $13.04 per share for the period beginning on April 30, 2015, our first day of trading on The Nasdaq Global Select Market, through April 29, 2025. As a result of this volatility, our stockholders could incur substantial losses.

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

Future sales or issuances of common stock or other equity related securities may also adversely affect the market price of our common stock. In February 2022, we entered into the Sales Agreement with Cowen through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million, subject to the terms and conditions of the Sales Agreement. Through March 31, 2025, we sold 544,719 shares of common stock pursuant to the Sales Agreement, at an average price of $91.88 per share, with aggregate net proceeds of $48.9 million. If we sell additional shares of common stock under the Sales Agreement, enter into new “at the market” stock offering programs, or conduct a public offering or private offering through other means, it could lead to additional dilution for our stockholders and may impact our stock price adversely.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. In addition, we are, and may from time-to-time become, involved in lawsuits and other disputes that could have a material impact on us. See the section titled “Legal Proceedings” in Note 17, Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding currently pending litigation. It is possible that we may not prevail in any such lawsuits and disputes even after expending significant amounts of money and company resources in defending our positions in such lawsuits and disputes. The outcome of such lawsuits and disputes is inherently uncertain and may have a negative impact on our business, financial condition and results of operations.

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

In February 2022, we commenced a new ATM program, the ATM Facility with Cowen to raise additional capital. Under our ATM Facility, we entered into the Sales Agreement, pursuant to which we can sell common shares, up to a maximum aggregate market value of $300.0 million, through one or more at-the-market offerings. Through March 31, 2025, we sold 544,719 shares of common stock pursuant to the Sales Agreement, at an average price of $91.88 per share, with aggregate net proceeds of $48.9 million. Given volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations, if we need additional capital.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2024, we had federal net operating loss carryforwards of approximately $859.2 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. In addition, pursuant to the Tax Cuts and Jobs Act, or TCJA, we may not use net operating loss carry-forwards generated in taxable years beginning after December 31, 2017 to reduce our taxable income in any year beginning after December 31, 2020 by more than 80%, and we may not carry back any net operating losses to prior years. These rules apply regardless of the occurrence of an ownership change.

In March 2025, we completed an update to our prior Section 382 study dated December 31, 2022. Because the Section 382 owner shifts are tested on a cumulative basis, the most recent update incorporates the period from February 7, 2017, the day of the last identified ownership change, through December 31, 2024. The analysis concluded that it is more likely than not that an additional ownership change did not occur during the update analysis period. This assumes that no further significant shifts in stock ownership have occurred by virtue of equity events that have not yet been reported in publicly available SEC filings. We engaged an external tax advisor to determine if we had equity activity through March 31, 2025 that would give rise to a greater than 50 percentage point ownership change. The analysis was updated for reported transactions among our 5% and greater stockholders. The analysis concluded that there was no additional equity activity through March 31, 2025 that would rise to the level of a greater than 50 percentage point ownership change. This also assumes that no further significant shifts in stock ownership have occurred by virtue of equity events that have not yet been reported in publicly available SEC filings. It is possible that there have been significant shifts in stock ownership that have not been reported yet in publicly available SEC filings.

Item 5. Other Information

During the three months ended March 31, 2025, one of the Company’s executive officers adopted a “Rule 10b5-1 trading arrangement,” as the term is defined in Item 408(a) of Regulation S-K. We describe the material terms of the Rule 10b5-1 trading arrangement below.

Name and Title	Action Taken	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Fouad Namouni (President, Research and Development)	Adoption March 11, 2025	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the trading plan	March 11, 2025 – March 2, 2026	13,944

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed by the Registrant on November 9, 2015).
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

Blueprint Medicines Corporation

Date: May 1, 2025	By:	/s/ Kathryn Haviland
Kathryn Haviland
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Michael Landsittel
Michael Landsittel
Chief Financial Officer (Principal Financial Officer)